Form 10-Q
period 2009-10-31
FOREST CITY ENTERPRISES INC
filed 2009-12-08
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009

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

Class	Outstanding at December 3, 2009
Class A Common Stock, $.33 1/3 par value	133,850,053 shares

Class B Common Stock, $.33 1/3 par value	22,563,412 shares

Forest City Enterprises, Inc. and Subsidiaries

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets

	October 31, 2009	January 31, 2009
	(Unaudited)	(As Adjusted)
	(in thousands)
Assets
Real Estate
Completed rental properties	$8,340,178	$8,212,144
Projects under development	2,693,712	2,241,216
Land held for development or sale	221,059	195,213

Total Real Estate	11,254,949	10,648,573

Less accumulated depreciation	(1,545,892)	(1,419,271)

Real Estate, net	9,709,057	9,229,302

Cash and equivalents	321,804	267,305
Restricted cash	363,098	291,224
Notes and accounts receivable, net	371,158	427,410
Investments in and advances to affiliates	239,936	228,995
Other assets	888,564	936,271

Total Assets	$11,893,617	$11,380,507

Liabilities and Equity
Liabilities
Mortgage debt, nonrecourse	$7,463,623	$7,078,390
Notes payable	181,374	181,919
Bank revolving credit facility	37,016	365,500
Senior and subordinated debt	1,075,555	846,064
Accounts payable and accrued expenses	1,199,171	1,277,199
Deferred income taxes	442,863	455,336

Total Liabilities	10,399,602	10,204,408

Commitments and Contingencies	-	-

Equity
Shareholders’ Equity
Preferred stock - without par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock - $.33 1/3 par value
Class A, 271,000,000 shares authorized, 132,769,118 and 80,082,126 shares issued and 132,741,066 and 80,080,262 shares outstanding, respectively	44,256	26,694
Class B, convertible, 56,000,000 shares authorized, 22,583,412 and 22,798,025 shares issued and outstanding, respectively; 26,257,961 issuable	7,528	7,599

	51,784	34,293
Additional paid-in capital	567,327	267,796
Retained earnings	606,872	643,724
Less treasury stock, at cost; 28,052 and 1,864 Class A shares, respectively	(154)	(21)

Shareholders’ equity before accumulated other comprehensive loss	1,225,829	945,792
Accumulated other comprehensive loss	(91,388)	(107,521)

Total Shareholders’ Equity	1,134,441	838,271

Noncontrolling interests	359,574	337,828

Total Equity	1,494,015	1,176,099

Total Liabilities and Equity	$11,893,617	$11,380,507

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
		2008		2008
	2009	(As Adjusted)	2009	(As Adjusted)
		(in thousands, except per share data)

Revenues from real estate operations	$306,100	$330,381	$932,889	$960,007

Expenses
Operating expenses	171,684	200,441	532,000	593,306
Depreciation and amortization	66,393	64,038	199,659	198,610
Impairment of real estate	549	-	3,124	-

	238,626	264,479	734,783	791,916

Interest expense	(87,863)	(97,081)	(258,434)	(259,450)
Amortization of mortgage procurement costs	(3,562)	(2,838)	(10,645)	(8,723)
Gain (loss) on early extinguishment of debt	28,902	3,692	37,965	(1,539)

Interest and other income	5,522	6,752	23,924	27,976
Gain on disposition of other investments	-	-	-	150

Earnings (loss) before income taxes	10,473	(23,573)	(9,084)	(73,495)

Income tax expense (benefit)
Current	3,991	(4,499)	(9,537)	(15,044)
Deferred	(6,886)	(7,417)	(16,337)	(13,338)

	(2,895)	(11,916)	(25,874)	(28,382)

Equity in earnings (loss) of unconsolidated entities	1,364	(3,198)	(10,477)	(12,761)
Impairment of unconsolidated entities	(13,200)	-	(34,663)	(6,026)

Earnings (loss) from continuing operations	1,532	(14,855)	(28,350)	(63,900)

Discontinued operations, net of tax:
Operating earnings (loss) from rental properties	(5,403)	202	(5,087)	1,027
Gain on disposition of rental properties	-	-	2,784	5,294

	(5,403)	202	(2,303)	6,321

Net loss	(3,871)	(14,653)	(30,653)	(57,579)
Net earnings attributable to noncontrolling interests	(513)	(4,462)	(6,199)	(10,324)

Net loss attributable to Forest City Enterprises, Inc.	$(4,384)	$(19,115)	$(36,852)	$(67,903)

Basic and diluted earnings (loss) per common share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc.	$0.01	$(0.19)	$(0.26)	$(0.72)
Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc.	(0.04)	-	(0.01)	0.06

Net loss attributable to Forest City Enterprises, Inc.	$(0.03)	$(0.19)	$(0.27)	$(0.66)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
		2008		2008
	2009	(As Adjusted)	2009	(As Adjusted)
	(in thousands)

Net loss	$(3,871)	$(14,653)	$(30,653)	$(57,579)

Other comprehensive income, net of tax:

Unrealized net losses on investment securities	(76)	(291)	(189)	(140)

Foreign currency translation adjustments	(12)	(960)	597	(960)

Unrealized net losses on interest rate derivative contracts	(3,223)	(6,594)	16,346	9,860

Total other comprehensive income (loss), net of tax	(3,311)	(7,845)	16,754	8,760

Comprehensive loss	(7,182)	(22,498)	(13,899)	(48,819)

Comprehensive income attributable to noncontrolling interests	(391)	(4,554)	(6,820)	(11,310)

Total comprehensive loss attributable to Forest City Enterprises, Inc.	$(7,573)	$(27,052)	$(20,719)	$(60,129)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Equity
(Unaudited)

									Accumulated
	Common Stock				Additional				Other
	Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Interest	Total

	(in thousands)
Nine Months Ended October 31, 2009
Balances at January 31, 2009, as reported	80,082	$26,694	22,798	$7,599	$241,539	$645,852	2	$(21)	$(107,521)	$-	$814,142
Retrospective adoption of accounting guidance for convertible debt instruments					26,257	(2,128)					24,129
Reclassification upon adoption of accounting guidance for noncontrolling interests										337,828	337,828

Balances at January 31, 2009, as adjusted	80,082	$26,694	22,798	$7,599	$267,796	$643,724	2	$(21)	$(107,521)	$337,828	$1,176,099

Net loss						(36,852)				6,199	(30,653)
Other comprehensive income, net of tax									16,133	621	16,754
Issuance of Class A common shares in equity offering	52,325	17,442			312,475						329,917
Purchase of treasury stock							26	(133)			(133)
Conversion of Class B to Class A shares	215	71	(215)	(71)							-
Exercise of stock options	15	5			123						128
Restricted stock vested	132	44			(44)						-
Stock-based compensation					12,815						12,815
Excess income tax benefit (deficiency) from stock-based compensation					(2,007)						(2,007)
Exchange of Puttable Equity-Linked Senior Notes due 2011 (Note E)					(17,490)						(17,490)
Purchase of Convertible Senior Note hedge, net of tax (Note E)					(9,734)						(9,734)
Acquisition of partner’s noncontrolling interest in consolidated subsidiary					3,393					(3,393)	-
Contributions from noncontrolling interests										21,619	21,619
Distributions to noncontrolling interests										(8,628)	(8,628)
Change to full consolidation method of accounting for a subsidiary										5,010	5,010
Other changes in noncontrolling interests										318	318

Balances at October 31, 2009	132,769	$44,256	22,583	$7,528	$567,327	$606,872	28	$(154)	$(91,388)	$359,574	$1,494,015

Nine Months Ended October 31, 2008
Balances at January 31, 2008, as reported	78,238	$26,079	24,388	$8,129	$229,358	$782,871	36	$(1,665)	$(72,656)	$-	$972,116
Retrospective adoption of accounting guidance for convertible debt instruments					26,631	(1,081)					25,550
Reclassification upon adoption of accounting guidance for noncontrolling interests										281,689	281,689

Balances at January 31, 2008, as adjusted	78,238	$26,079	24,388	$8,129	$255,989	$781,790	36	$(1,665)	$(72,656)	$281,689	$1,279,355

Net loss						(67,903)				10,324	(57,579)
Other comprehensive income, net of tax									7,774	986	8,760
Dividends $.24 per share						(24,814)					(24,814)
Purchase of treasury stock							17	(651)			(651)
Conversion of Class B to Class A shares	1,590	530	(1,590)	(530)							-
Exercise of stock options	43	15			(1,189)		(53)	2,307			1,133
Restricted stock vested	77	26			(26)						-
Stock-based compensation					13,556						13,556
Conversion of Class A Common Units	128	42			3,736					(12,624)	(8,846)
Distribution of accumulated equity to noncontrolling partners					(3,710)						(3,710)
Contributions from noncontrolling interests										44,348	44,348
Distributions to noncontrolling interests										(22,381)	(22,381)
Other changes in noncontrolling interests										12,334	12,334

Balances at October 31, 2008	80,076	$26,692	22,798	$7,599	$268,356	$689,073	-	$(9)	$(64,882)	$314,676	$1,241,505

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
		2008
	2009	(As Adjusted)

	(in thousands)
Net Loss	$(30,653)	$(57,579)
Depreciation and amortization	199,659	198,610
Amortization of mortgage procurement costs	10,645	8,723
Impairment of real estate	3,124	-
Impairment of unconsolidated entities	34,663	6,026
Write-off of abandoned development projects	21,398	41,452
Gain on early extinguishment of debt, net of cash prepayment penalties	(37,965)	(3,945)
Other income - gain on sale of an ownership interest in parking management company	-	(3,350)
Gain on disposition of other investments	-	(150)
Deferred income tax benefit	(16,337)	(13,338)
Equity in loss of unconsolidated entities	10,477	12,761
Stock-based compensation expense	5,692	7,016
Amortization and mark-to-market adjustments of derivative instruments	5,046	17,265
Non-cash interest expense related to Puttable Equity-Linked Senior Notes	6,048	6,672
Cash distributions from operations of unconsolidated entities	25,633	40,317
Discontinued operations:
Depreciation and amortization	1,347	3,911
Amortization of mortgage procurement costs	50	339
Impairment of real estate	9,775	-
Deferred income tax (benefit) expense	(2,307)	4,617
Gain on disposition of rental properties	(4,548)	(8,627)
Cost of sales of land included in projects under development and completed rental properties	24,521	13,076
Increase in land held for development or sale	(5,376)	(17,164)
Decrease in notes and accounts receivable	29,999	20,567
Decrease in other assets	16,156	5,538
(Increase) decrease in restricted cash used for operating purposes	(12,257)	538
Decrease in accounts payable and accrued expenses	(34,766)	(44,038)

Net cash provided by operating activities	260,024	239,237

Cash Flows from Investing Activities
Capital expenditures, including real estate acquisitions	(725,101)	(828,659)
Payment of lease procurement costs	(8,519)	(22,728)
Decrease (increase) in other assets	5,148	(37,533)
Increase in restricted cash used for investing purposes	(81,422)	(123,872)
Proceeds from disposition of rental properties and other investments	11,914	15,309
Increase in investments in and advances to affiliates	(76,515)	(41,598)

Net cash used in investing activities	(874,495)	(1,039,081)

Cash Flows from Financing Activities
Sale of common stock, net	329,917	-
Proceeds from Convertible Senior Notes due 2016, net of $6,838 of issuance costs	193,162	-
Payment for Convertible Senior Notes hedge transaction	(15,900)	-
Proceeds from Puttable Equity-Linked Senior Notes due 2014, net of $2,803 of issuance costs and discount	29,764	-
Purchase of Puttable Equity-Linked Senior Notes due 2011	-	(10,571)
Proceeds from nonrecourse mortgage debt	706,335	1,052,737
Principal payments on nonrecourse mortgage debt	(228,246)	(533,383)
Proceeds from notes payable	12,623	55,098
Payments on notes payable	(13,168)	(30,924)
Borrowings on bank revolving credit facility	322,500	462,500
Payments on bank revolving credit facility	(650,984)	(288,000)
Payment of subordinated debt	(20,400)	-
Change in restricted cash and book overdrafts	12,750	43,993
Payment of deferred financing costs	(22,369)	(31,859)
Purchase of treasury stock	(133)	(651)
Exercise of stock options	128	1,133
Distribution of accumulated equity to noncontrolling partners	-	(3,710)
Contributions from noncontrolling interests	21,619	44,348
Distributions to noncontrolling interests	(8,628)	(22,381)
Payment in exchange for 119,000 Class A Common Units	-	(3,501)
Dividends paid to shareholders	-	(24,742)

Net cash provided by financing activities	668,970	710,087

Net increase (decrease) in cash and equivalents	54,499	(89,757)

Cash and equivalents at beginning of period	267,305	254,434

Cash and equivalents at end of period	$321,804	$164,677

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
Supplemental Non-Cash Disclosures:
The table below represents the effect of the following non-cash transactions for the nine months ended October 31, 2009 and 2008:

	Nine Months Ended October 31,
		2008
	2009	(As Adjusted)

	(in thousands)

Operating Activities
Increase in land held for development or sale (2)(10)(11)	$(43,816)	$(31,058)
Decrease (increase) in notes and accounts receivable (2)(5)(7)(8)	3,971	(693)
Decrease (increase) in other assets (2)(5)(7)(8)	952	(47,012)
Increase in accounts payable and accrued expenses (1)(2)(5)(7)(8)(11)	(1,858)	115,873)

Total effect on operating activities	$(40,751)	$37,110

Investing Activities
Decrease (increase) in projects under development (2)(10)(11)(12)	$15,412	$(108,543)
(Increase) decrease in completed rental properties (2)(5)(7)(8)(9)(10)(11)	(3,106)	29,783
Non-cash proceeds from disposition of properties (1)	70,554	26,119
Decrease in investments in and advances to affiliates (2)(5)(7)	12,719	31,229

Total effect on investing activities	$95,579	$(21,412)

Financing Activities
Decrease in nonrecourse mortgage debt (1)(2)(5)(7)	$(66,961)	$(15,071)
Increase in senior and subordinated debt (3)	11,414	—
Decrease in deferred tax liability (3)(4)	(6,218)	—
Increase in additional paid-in capital (3)(4)(6)(9)(12)	5,320	10,276
Increase (decrease) in noncontrolling interest (2)(5)(6)(9)	1,617	(10,873)
Increase in Class A common stock (9)	—	42
Dividends declared but not yet paid	—	(72)

Total effect on financing activities	$(54,828)	$(15,698)

(1)
Assumption of nonrecourse mortgage debt by the buyer upon disposition of Sterling Glen of Great Neck and Sterling Glen of Glen Cove, supported-living apartment communities in the Residential Group, and Grand Avenue, a specialty retail center in the Commercial Group, during the nine months ended October 31, 2009, and Sterling Glen of Lynbrook, a supported-living apartment community in the Residential Group, during the nine months ended October 31, 2008.

(2)
Change to full consolidation method of accounting from equity method due to the occurrence of a triggering event for Gladden Farms II in the Land Development Group during the nine months ended October 31, 2009 and Gladden Farms in the Land Development Group and Shops at Wiregrass, a retail center in the Commercial Group, during the nine months ended October 31, 2008.

(3)
Exchange of a portion of the Company’s Puttable Equity-Linked Senior Notes due October 15, 2011 for a new issue of Puttable Equity-Linked Senior Notes due October 15, 2014 during the nine months ended October 31, 2009 (see Note E - Senior and Subordinated Debt).

(4)
Recording of a deferred tax asset on the purchased hedge transactions in conjunction with the issuance of the Company’s Convertible Senior Notes due October 15, 2016 during the nine months ended October 31, 2009 (see Note E - Senior and Subordinated Debt).

(5)
Exchange of the Company’s 50% ownership interest in Boulevard Towers, an equity method investment in the Residential Group, for 100% ownership in North Church Towers, an apartment complex in the Residential Group, during the nine months ended October 31, 2009 and exchange of the Company’s controlling ownership interests in seventeen single-tenant pharmacy properties for the noncontrolling ownership interests in two entities during the nine months ended October 31, 2008.

(6)	Acquisition of partner’s 50% noncontrolling interests in Gladden Farms in the Land Development Group during the nine months ended October 31, 2009.

(7)
Change to full consolidation method of accounting from equity method due to the acquisition of a partner’s interest in Village Center apartment community in the Residential Group during the nine months ended October 31, 2008.

(8)
Amounts related to purchase price allocations in the Commercial Group during the nine months ended October 31, 2008 for the following office buildings: New York Times, Twelve MetroTech Center, Commerce Court, Colorado Studios and Richmond Office Park.

(9)	Exchange of the Class A Common Units during the nine months ended October 31, 2008 (see Note P - Class A Common Units).

(10)	Commercial Group and Residential Group outlots reclassified prior to sale from projects under development or completed rental properties to land held for sale.

(11)	Increase or decrease in construction payables included in accounts payable and accrued expenses.

(12)	Capitalization of stock-based compensation granted to employees directly involved with the acquisition, development and construction of real estate.
The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A.    Accounting Policies
Basis of Presentation
The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended January 31, 2009, including the Report of Independent Registered Public Accounting Firm, as amended on Form 10-K/A filed September 25, 2009 and updated on Form 8-K filed October 19, 2009. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Effective February 1, 2009, the Company adopted the accounting guidance for convertible debt instruments that may be settled in cash upon conversion and noncontrolling interests. This accounting guidance required the Company to adjust the prior year financial statements to show retrospective application upon adoption.
Retrospective Adoption of Accounting Guidance for Convertible Debt Instruments
The accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This accounting guidance changed the accounting treatment for the Company’s 3.625% Puttable Equity-Linked Senior Notes due October 2011 (the “2011 Notes”), which were issued in October 2006, by requiring the initial debt proceeds from the sale of the 2011 Notes to be allocated between a liability component and an equity component. This allocation is based upon what the assumed interest rate would have been on the date of issuance if the Company had issued similar nonconvertible debt. The resulting debt discount will be amortized over the debt instrument’s expected life as additional non-cash interest expense. Due to the increase in interest expense, the Company recorded additional capitalized interest based on its qualifying expenditures on its development projects. Deferred financing costs decreased related to the reallocation of the original issuance costs between the debt instrument and equity component and the gain recognized from the purchase of $15,000,000, in principal, of the 2011 Notes during the three months ended October 31, 2008 was adjusted to reflect the requirements of gain recognition under this accounting guidance (see Note E - Senior and Subordinated Debt).
The following tables reflect the Company’s as reported amounts along with the as adjusted amounts as a result of the retrospective adoption of this accounting guidance:

	January 31, 2009
	As	Retrospective	As
	Reported	Adjustments	Adjusted
	(in thousands)

Consolidated Balance Sheet
Real estate, net	$9,212,834	$16,468	$9,229,302
Other assets	936,902	(631)	936,271
Senior and subordinated debt	870,410	(24,346)	846,064
Deferred income taxes	439,282	16,054	455,336
Additional paid-in capital	241,539	26,257	267,796
Retained earnings	645,852	(2,128)	643,724

	Three Months Ended October 31, 2008			Nine Months Ended October 31, 2008
	As	Retrospective	As	As	Retrospective	As
	Reported(1)	Adjustments	Adjusted	Reported(1)	Adjustments	Adjusted
	(in thousands, except per share data)

Consolidated Statements of Operations
Depreciation and amortization	$63,992	$46	$64,038	$198,474	$136	$198,610
Interest expense, net of capitalized interest	96,661	420	97,081	258,779	671	259,450
Gain (loss) on early extinguishment of debt	4,181	(489)	3,692	(1,050)	(489)	(1,539)
Deferred income tax benefit	(7,043)	(374)	(7,417)	(12,830)	(508)	(13,338)
Loss from continuing operations	(14,274)	(581)	(14,855)	(63,112)	(788)	(63,900)
Net loss attributable to Forest City Enterprises, Inc.	(18,534)	(581)	(19,115)	(67,115)	(788)	(67,903)
Net loss attributable to Forest City Enterprises, Inc. per share - basic and diluted	$(0.18)	$(0.01)	$(0.19)	$(0.65)	$(0.01)	$(0.66)

(1)	Adjusted to reflect the impact of discontinued operations (see Note K).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A.    Accounting Policies (continued)
Noncontrolling Interests
In December 2007, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for noncontrolling interests. A noncontrolling interest, previously referred to as minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this accounting guidance is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The Company adopted this accounting guidance on February 1, 2009 and adjusted its January 31, 2009 Consolidated Balance Sheet to reflect noncontrolling interests as a component of total equity. Included in the balance sheet reclass was $58,247,000 of accumulated deficit noncontrolling interests resulting from deficit restoration obligations of noncontrolling partners, previously recorded as a component of investments in and advances to affiliates. In addition, the Company reclassed noncontrolling interests on its Consolidated Statements of Operations for the three and nine months ended October 31, 2008.
During May 2009, the Company acquired the equity interest in a consolidated subsidiary. The basis difference between the Company’s carrying amount and the proceeds paid is recorded as an adjustment to additional paid-in capital in accordance with accounting guidance for noncontrolling interests. Below is the disclosure required by this accounting guidance.

Nine Months Ended
October 31, 2009
(in thousands)
Net loss attributable to Forest City Enterprises, Inc.	$(36,852)
Transfer from noncontrolling interests:
Increase in Forest City Enterprises, Inc. additional paid-in capital due to acquisition of a consolidated subsidiary’s noncontrolling interest	3,393

Pro forma net loss attributable to Forest City Enterprises, Inc.	$(33,459)

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. Some of the critical estimates made by the Company include, but are not limited to, estimates of useful lives for long-lived assets, reserves for collection on accounts and notes receivable and other investments, impairment of real estate, other-than-temporary impairments on its equity method investments and the computation of expected losses on variable interest entities (“VIE”). As a result of the nature of estimates made by the Company, actual results could differ.
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
Capitalized Software Costs
Costs related to software developed or obtained for internal use are capitalized and amortized using the straight-line method over their estimated useful life, which is primarily three years. The Company capitalizes significant costs incurred in the acquisition or development of software for internal use, including the costs of the software, materials, consultants, interest and payroll and payroll-related costs for employees directly involved in developing internal-use computer software once final selection of the software is made. Costs incurred prior to the final selection of software, costs not qualifying for capitalization and routine maintenance costs are charged to expense as incurred.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A.    Accounting Policies (continued)
At October 31 and January 31, 2009, the Company has capitalized software costs of $8,810,000 and $16,997,000, respectively, net of accumulated amortization of $32,524,000 and $23,302,000, respectively. Total amortization of capitalized software costs amounted to $3,114,000 and $9,475,000 for the three and nine months ended October 31, 2009, respectively, and $3,000,000 and $9,053,000 for the three and nine months ended October 31, 2008, respectively.
Military Housing Fee Revenues
Revenues for development fees related to the Company’s military housing projects are earned based on a contractual percentage of the actual development costs incurred by the military housing projects and are recognized on a monthly basis as the costs are incurred. The Company also recognizes additional development incentive fees based upon successful completion of certain criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements. Base development and development incentive fees of $2,723,000 and $9,322,000 were recognized during the three and nine months ended October 31, 2009, respectively, and $16,792,000 and $55,500,000 during the three and nine months ended October 31, 2008, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Revenues for construction management fees are earned based on a contractual percentage of the actual construction costs incurred by the military housing projects and are recognized on a monthly basis as the costs are incurred. The Company also recognizes certain construction incentive fees based upon successful completion of certain criteria as set forth in the construction contracts. Base construction and construction incentive fees of $1,731,000 and $7,385,000 were recognized during the three and nine months ended October 31, 2009, respectively, and $3,172,000 and $11,022,000 during the three and nine months ended October 31, 2008, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Revenues for property management and asset management fees are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, that is generated by the military housing privatization projects as defined in the agreements. The Company also recognizes certain property management incentive fees based upon successful completion of certain criteria as set forth in the property management agreements. Property management, management incentive and asset management fees of $3,634,000 and $11,467,000 were recognized during the three and nine months ended October 31, 2009, respectively, and $3,741,000 and $10,683,000 during the three and nine months ended October 31, 2008, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
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
The Company guarantees the financial investor that in the event of a subsequent recapture by a taxing authority due to the Company’s noncompliance with applicable tax credit guidelines it will indemnify the financial investor for any recaptured tax credits. The Company initially records a liability for the cash received from the financial investor. The Company generally records income upon completion and certification of the qualifying development expenditures for historic tax credits and upon certification of the qualifying investments in designated CDEs for new market tax credits resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 7 years. Income related to tax credits of $1,956,000 and $7,336,000 was recognized during the three and nine months ended October 31, 2009, respectively, and $1,562,000 and $4,544,000 during the three and nine months ended October 31, 2008, respectively, which was recorded in interest and other income in the Consolidated Statements of Operations.
Termination Benefits
During the three months ended April 30, 2009 and the three months ended January 31, 2009, management initiated involuntary employee separations in various areas of the Company’s workforce to reduce costs, which was communicated to all employees. The Company provided outplacement services to all terminated employees and severance payments based on years of service and certain other defined criteria. In accordance with accounting guidance for costs associated with exit or disposal activities, the

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A.    Accounting Policies (continued)
Company recorded a pre-tax charge for total estimated termination costs (outplacement and severance) of $8,720,000 during the three months ended April 30, 2009 and $8,651,000 during the three months ended January 31, 2009, which is included in operating expenses in the Consolidated Statements of Operations for those respective periods. The expense is included in the Corporate Activities segment. The Company made payments of $5,291,000 related to the termination costs recorded during the three months ended January 31, 2009. The following table summarizes the activity in the accrued severance balance for termination costs:

Total
(in thousands)

Accrued severance balance at February 1, 2009	$3,360

Accrued termination benefits expense	8,720
Payments	(3,122)

Accrued severance balance at April 30, 2009	8,958

Accrued termination benefits expense	-
Payments	(2,937)

Accrued severance balance at July 31, 2009	$6,021

Accrued termination benefits expense	-
Payments	(1,476)

Accrued severance balance at October 31, 2009	$4,545

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

	October 31, 2009	January 31, 2009
	(in thousands)

Unrealized losses on securities	$459	$170
Unrealized losses on foreign currency translation	1,265	2,258
Unrealized losses on interest rate contracts	148,406	174,838

	150,130	177,266
Noncontrolling interest and income tax benefit	(58,742)	(69,745)

Accumulated Other Comprehensive Loss	$91,388	$107,521

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A.   Accounting Policies (continued)
Fair Value of Financial Instruments
The carrying amount of the Company’s accounts receivable and accounts payable and accrued expenses approximates fair value based upon the nature of the instruments. The Company estimates the fair value of its debt instruments by discounting future cash payments at interest rates that the Company believes approximate the current market. The estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates, recent financing transactions and other factors. Based on these parameters, the table below contains the estimated fair value of the Company’s long-term debt at October 31 and January 31, 2009.

	October 31, 2009		January 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)		(in thousands)

Fixed	$5,105,131	$4,667,857	$4,941,899	$4,313,068
Variable	3,471,063	3,371,552	3,348,055	3,043,161

Total long-term debt	$8,576,194	$8,039,409	$8,289,954	$7,356,229

See Note H for fair values of other financial instruments.
Derivative Instruments and Hedging Activities
In March 2008, the FASB issued further guidance on disclosures about derivative instruments and hedging activities that amends and expands disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. These disclosure requirements include a tabular summary of the fair values of derivative instruments and their gains and losses, disclosure of derivative features that are credit risk related to provide more information regarding an entity’s liquidity and cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments. The Company adopted the financial statement disclosures required by the new accounting guidance on February 1, 2009 (refer to Note G - Derivative Instruments and Hedging Activities for related disclosures).
The Company records all derivatives in the Consolidated Balance Sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
Variable Interest Entities
In accordance with accounting guidance on consolidation of variable interest entities (“VIE”), the Company consolidates a VIE in which it has a variable interest (or a combination of variable interests) that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, based on an assessment performed at the time the Company becomes involved with the entity. VIEs are entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company reconsiders this assessment only if the entity’s governing documents or the contractual arrangements among the parties involved change in a manner that changes the characteristics or adequacy of the entity’s equity investment at risk, some or all of the equity investment is returned to the investors and other parties become exposed to expected losses of the entity, the entity undertakes additional activities or acquires additional assets beyond those that were anticipated at inception or at the last reconsideration date that increase its expected losses, or the entity receives an additional equity investment that is at risk, or curtails or modifies its activities in a way that decreases its expected losses. The Company may be subject to additional losses to the extent of any financial support that it voluntarily provides in the future. Additionally, if different estimates are applied in determining future cash flows, and how the cash flows are funded, it may have concluded otherwise on the consolidation method of an entity.

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
During the nine months ended October 31, 2009, the Company settled outstanding debt of one of its unconsolidated subsidiaries, Gladden Farms II, a land development project located in Marana, Arizona. In addition, the Company was informed of the outside partner’s intention to discontinue any future funding into the project. As a result of the loan transaction and the related negotiations with the outside partner, it has been determined that Gladden Farms II is a VIE and the Company is the primary beneficiary, which required consolidation of the entity during the nine months ended October 31, 2009. The impact of the initial consolidation of Gladden Farms II is an increase in real estate, net of approximately $21,643,000 and an increase in noncontrolling interests of approximately $5,010,000. The Company recorded a gain of $1,774,000 upon consolidation of the entity that is recorded in interest and other income in the Consolidated Statements of Operations.
As of October 31, 2009, the Company determined that it was the primary beneficiary of 33 VIEs representing 21 properties (18 VIEs representing 7 properties in the Residential Group, 12 VIEs representing 11 properties in the Commercial Group and 3 VIEs/properties in the Land Development Group). The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of October 31, 2009, the Company held variable interests in 40 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of its involvement with these unconsolidated VIEs is limited to the Company’s recorded investments in those VIEs totaling approximately $106,000,000 at October 31, 2009. The Company’s VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, land development and The Nets, a member of the National Basketball Association in which the Company accounts for its investment on the equity method of accounting.
The carrying value of real estate, nonrecourse mortgage debt and noncontrolling interests of VIEs for which the Company is the primary beneficiary are as follows:

	October 31, 2009	January 31, 2009
	(in thousands)

Real estate, net	$1,866,000	$1,602,000
Nonrecourse mortgage debt	$1,395,000	$1,237,000
Noncontrolling interest	$90,000	$63,000
In addition to the VIEs described above, the Company has also determined that it is the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (see Note E - Senior and Subordinated Debt) as of October 31, 2009.
New Accounting Guidance
In addition to the new accounting guidance for convertible debt instruments, noncontrolling interests and disclosures about derivative instruments and hedging activities discussed previously in Note A, the following accounting pronouncements were also adopted during the nine months ended October 31, 2009:
In June 2009, the FASB issued accounting standards codification and the hierarchy of generally accepted accounting principles (“GAAP”), that establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of GAAP recognized by the FASB to be applied by nongovernmental entities. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and as of this date, the Codification superseded all non-Securities and Exchange Commission accounting and reporting standards. For this quarterly report on Form 10-Q for the quarter ended October 31, 2009, the Company’s references to accounting guidance have been revised to conform with the Codification.
In May 2009, the FASB issued accounting guidance for subsequent events, which establishes guidance for recognizing and disclosing subsequent events in the financial statements. This guidance requires the disclosure of the date through which an entity has evaluated subsequent events. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company has evaluated subsequent events through December 8, 2009, the date that the Company’s consolidated financial statements were issued, for this quarterly report on Form 10-Q for the quarter ended October 31, 2009.
In April 2009, the FASB issued accounting guidance for interim disclosures about fair value of financial instruments. This guidance amends the initial standards on fair value of financial instruments and interim financial reporting to require disclosure about the fair value of financial instruments at interim reporting periods. The guidance is effective for interim reporting periods ending after June 15, 2009 (refer to the “Fair Value of Financial Instruments” section of Note A).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A.   Accounting Policies (continued)
In April 2009, the FASB issued additional accounting guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. The guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this guidance on July 31, 2009 did not have a material impact on the Company’s consolidated financial statements.
Accounting guidance on fair value measurements defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about the use of fair value measurements. This guidance does not require new fair value measurements, but applies to accounting pronouncements that require or permit fair value measurements. This guidance is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued two Staff Positions on fair value measurements. The first excludes the FASB accounting guidance on leases and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under the guidance on leases. The second delays the effective date of fair value measurements for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted this guidance for its financial assets and liabilities on February 1, 2008 (see Note H - Fair Value Measurements) and for its nonfinancial assets and liabilities on February 1, 2009.
In November 2008, the FASB issued accounting guidance that clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This guidance provides clarification of how business combination and noncontrolling interests accounting will impact equity method investments. This guidance is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008 and early adoption is prohibited. The adoption of this guidance on February 1, 2009 did not have a material impact on the Company’s consolidated financial statements.
In June 2008, the FASB issued accounting guidance addressing whether instruments granted in share-based payment transactions are participating securities. This guidance requires that nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. This guidance will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008. The adoption of this guidance on February 1, 2009 did not have a material impact on the Company’s consolidated financial statements.
In June 2008, the FASB issued accounting guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The guidance on derivative instruments and hedging activities specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This guidance provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the derivative instruments and hedging activities scope exception. This guidance is effective for the first annual reporting period beginning after December 15, 2008. The adoption of this guidance by the Company on February 1, 2009 did not have a material impact on its consolidated financial statements.
In April 2008, the FASB issued accounting guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance allows the Company to use its historical experience in renewing or extending the useful life of intangible assets. This guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively to intangible assets acquired after the effective date. The adoption of this guidance on February 1, 2009 did not have any impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued revised accounting guidance on business combinations to provide greater consistency in the accounting and financial reporting of business combinations. This guidance requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose the nature and financial effect of the business combination. The guidance is effective for fiscal years beginning after December 15, 2008. In April 2009, the FASB issued accounting guidance that amends and clarifies the provisions related to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, companies would typically account for the acquired contingencies in accordance with the accounting guidance for contingencies. The adoption of these pronouncements on February 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A.   Accounting Policies (continued)
The following new accounting pronouncements will be adopted on their respective required effective date:
In August 2009, the FASB issued amendments to the accounting guidance for the fair value measurement of liabilities. This guidance provides clarification that, in circumstances in which a quoted market price in an active market for the identical liability is not available, the fair value of a liability must be measured by using either (1) a valuation technique that uses quoted prices for identical or similar liabilities or (2) another valuation technique that is consistent with the principles of fair value measurements. In addition, this guidance clarifies that when estimating the fair value of a liability, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability, and clarifies how the price of a traded debt security should be considered in estimating the fair value of a liability. This guidance is effective for annual and interim reporting periods beginning after its issuance. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
In June 2009, the FASB issued amendments to the accounting guidance for consolidation of VIEs to require an ongoing reassessment of determining whether a variable interest gives a company a controlling financial interest in a VIE. This guidance eliminates the quantitative approach to determining whether a company is the primary beneficiary of a VIE previously required by the guidance for consolidation of VIEs. The guidance is effective for annual and interim reporting periods beginning after November 15, 2009. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
In June 2009, the FASB issued an amendment to the guidance on accounting for transfers and servicing of financial assets and extinguishments of liabilities, which aims to improve the relevance, representational faithfulness and comparability of the information provided in an entity’s financial statements about the transfer of financial assets. The guidance eliminates the concept of a qualifying special-purpose entity and changes the requirements for the derecognition of financial assets. This guidance is effective for annual and interim reporting periods beginning after November 15, 2009. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements.

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
Following is a reconciliation of members’ and partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

		January 31,
	October 31,	2009
	2009	(As Adjusted)
	(in thousands)

Members’ and partners’ equity, as below	$527,035	$595,163
Equity of other members and partners	471,219	534,942

Company’s investment in partnerships	55,816	60,221
Advances to and on behalf of other affiliates	184,120	168,774

Total Investments in and Advances to Affiliates	$239,936	$228,995

Summarized financial information for the equity method investments is as follows:

	(Combined 100%)
	October 31,	January 31,
	2009	2009
	(in thousands)
Balance Sheet:
Completed rental properties	$4,334,121	$3,967,896
Projects under development	890,582	931,411
Land held for development or sale	269,716	278,438

Total Real Estate	5,494,419	5,177,745

Less accumulated depreciation	(763,985)	(680,013)

Real Estate, net	4,730,434	4,497,732

Restricted cash - military housing bond funds	550,440	795,616
Other restricted cash	211,583	207,507
Other assets	458,971	482,431

Total Assets	$5,951,428	$5,983,286

Mortgage debt, nonrecourse	$4,557,677	$4,571,375
Other liabilities	866,716	816,748
Members’ and partners’ equity	527,035	595,163

Total Liabilities and Members’/Partners’ Equity	$5,951,428	$5,983,286

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B. Investments in and Advances to Affiliates (continued)

	(Combined 100%)		(Combined 100%)
	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Operations:
Revenues	$197,158	$222,403	$682,898	$714,669
Operating expenses	(123,318)	(157,284)	(454,249)	(525,674)
Interest expense including early extinguishment of debt	(56,789)	(56,941)	(170,749)	(171,777)
Impairment of unconsolidated entities (1)	(13,200)	-	(36,403)	(45,713)
Depreciation and amortization	(35,239)	(28,352)	(127,963)	(106,307)
Interest and other income	1,182	13,644	9,954	45,444

Loss from continuing operations	(30,206)	(6,530)	(96,512)	(89,358)

Discontinued operations:
Operating earnings (loss) from rental properties	(78)	117	159	416
Gain on disposition of rental properties (2)	8,997	400	8,997	3,470

Discontinued operations subtotal	8,919	517	9,156	3,886

Net loss (pre-tax)	$(21,287)	$(6,013)	$(87,356)	$(85,472)

Company’s portion of net loss (pre-tax)	$(11,836)	$(3,198)	$(45,140)	$(18,787)

(1)	The following table shows the detail of the impairment of unconsolidated entities:

		Three Months Ended October 31,		Nine Months Ended October 31,
		2009	2008	2009	2008
		(in thousands)		(in thousands)
Apartment Communities:
Millender Center	(Detroit, Michigan)	$3,247	$-	$10,317	$-
Uptown Apartments	(Oakland, California)	-	-	6,781	-
Metropolitan Lofts	(Los Angeles, California)	1,466	-	2,505	-
Residences at University Park	(Cambridge, Massachusetts)	-	-	855	-
Fenimore Court	(Detroit, Michigan)	-	-	693	-
Mercury (Condominium)	(Los Angeles, California)	-	-	-	12,006
Classic Residence by Hyatt (Supported-Living Apartments)	(Yonkers, New York)	-	-	4,892	-
Navy Midwest (Land owned by Military Housing Project)	(Chicago, Illinois)	-	-	-	30,000
Specialty Retail Centers:
Southgate Mall	(Yuma, Arizona)	-	-	1,611	-
El Centro Mall	(El Centro, California)	-	-	-	3,342
Pittsburgh Peripheral (Land Project)	(Pittsburgh, Pennsylvania)	7,217	-	7,217	-
Shamrock Business Center (Land Project)	(Painesville, Ohio)	1,150	-	1,150	-
Other		120	-	382	365

Total impairment of unconsolidated entities		$13,200	$-	$36,403	$45,713

Company’s portion of impairment of unconsolidated entities		$13,200	$-	$34,663	$6,026

(2)	Upon disposition, investments accounted for on the equity method are not classified as discontinued operations; therefore, gains or losses on the sale of equity method properties are reported in continuing operations when sold. The following table shows the detail of gain on disposition of unconsolidated entities:

		Three Months Ended October 31,		Nine Months Ended October 31,
		2009	2008	2009	2008
		(in thousands)		(in thousands)
Boulevard Towers (Apartment Community) (a)	(Amherst, New York)	$8,997	$-	$8,997	$-
Emery-Richmond (Office Building)	(Warrensville Heights, Ohio)	-	400	-	400
One International Place (Office Building)	(Cleveland, Ohio)	-	-	-	3,070

Total gain on disposition of unconsolidated entities		$8,997	$400	$8,997	$3,470

Company’s portion gain on disposition of unconsolidated entities		$4,498	$200	$4,498	$1,081

(a)	The Company disposed of its 50% ownership interest in Boulevard Towers in a nonmonetary exchange for 100% ownership interest in North Church Towers, an apartment complex in Parma Heights, Ohio.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B.   Investments in and Advances to Affiliates (continued)
For the three and nine months ended October 31, 2009 and 2008, Nets Sports and Entertainment, LLC (“NSE”), an equity method investment that owns The Nets and certain real estate in Brooklyn, New York for the proposed sports and entertainment arena, was deemed a significant subsidiary. Summarized statements of operations information for NSE is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Operations:
Revenues	$1,078	$2,046	$49,723	$59,520
Operating expenses	(9,856)	(13,091)	(70,345)	(80,427)
Interest expense	(5,294)	(2,856)	(12,970)	(9,150)
Depreciation and amortization	(195)	(260)	(19,986)	(23,957)

Net loss (pre-tax)	$(14,267)	$(14,161)	$(53,578)	$(54,014)

Company’s portion of net loss (pre-tax)	$(13,244)	$(10,688)	$(33,100)	$(33,289)

C.   Mortgage Debt, Nonrecourse
As of October 31, 2009, the composition of mortgage debt maturities including scheduled amortization and balloon payments for the next five years are as follows:

			Scheduled
	Total	Scheduled	Balloon
Fiscal Years Ending January 31,	Maturities	Amortization	Payments
	(in thousands)

2010	$332,363	$22,280	$310,083
2011	674,739	$74,021	$600,718
2012	878,504	$71,842	$806,662
2013	1,178,832	$56,346	$1,122,486
2014	889,836	$45,915	$843,921
Thereafter	3,509,349

Total	$7,463,623

Subsequent to October 31, 2009, the Company addressed approximately $96,301,000 of mortgage debt scheduled to mature during the year ending January 31, 2010 through closed transactions, commitments and/or automatic extensions. The Company also has extension options available on $184,984,000 of mortgage debt scheduled to mature during the year ending January 31, 2010, all of which require some predefined condition in order to qualify for the extension, such as meeting or exceeding leasing hurdles, loan to value ratios or debt service coverage requirements. The Company cannot give assurance that the defined hurdles or milestones will be achieved to qualify for these extensions.
The Company is in current negotiations to refinance and/or extend the remaining $28,798,000 of mortgage debt scheduled to mature during the year ending January 31, 2010. In the unlikely event that an agreement is not reached with a lender to refinance or extend any maturing debt, the encumbered assets could be turned over to the lender in lieu of satisfying the maturing balloon payment. It is management’s belief that it is unlikely that a material number of assets would be turned over to the lenders and the impact of this unlikely event would not have a material effect on the financial condition or operations of the Company.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
D.   Bank Revolving Credit Facility
At October 31 and January 31, 2009, the Company’s bank revolving credit facility provides for maximum borrowings of $750,000,000 and matures in March 2010. The credit facility bears interest at the Company’s option at either a LIBOR-based rate plus 2.50% (2.75% and 2.98% at October 31 and January 31, 2009, respectively), or a Prime-based rate plus 1.50%. The Company has historically elected the LIBOR-based rate option. The credit facility restricts the Company’s ability to purchase, acquire, redeem or retire any of its capital stock, and prohibits the Company from paying any dividends on its capital stock through the maturity date. The credit facility allows certain actions by the Company or its subsidiaries, such as default in paying debt service or allowing foreclosure on an encumbered real estate asset, only to the extent such actions do not have a material adverse effect, as defined in the agreement, on the Company. Of the available borrowings, up to $100,000,000 may be used for letters of credit or surety bonds. The credit facility also contains certain financial covenants, including maintenance of certain debt service and cash flow coverage ratios, and specified levels of net worth (as defined in the credit facility). At October 31, 2009, the Company was in compliance with all of these financial covenants.
Effective October 5, 2009, the Company entered into a Third Amendment to the bank revolving credit facility in connection with the Company’s private placement of its 3.625% Puttable Equity-Linked Senior Notes due 2014 (“2014 Notes”). The amendment permitted the Company to exchange up to $200,000,000 of its 3.625% Puttable Equity-Linked Senior Notes due 2011 for its 2014 Notes and issue up to $75,000,000 in 2014 Notes, provided that the aggregate amount of 2014 Notes does not exceed $200,000,000 (refer to Note E – Senior and Subordinated Debt).
Effective October 22, 2009, the Company entered into a Fourth Amendment to the bank revolving credit facility in connection with the Company’s private placement of its 5.00% Convertible Senior Notes due 2016 (“2016 Notes”). The amendment permitted the Company to issue the $200,000,000 of 2016 Notes and enter into a convertible note hedge transaction in connection with the issuance of these 2016 Notes (refer to Note E – Senior and Subordinated Debt).
During the nine months ended October 31, 2009, the Company primarily used the net proceeds from the May 2009 common stock offering (refer to Note M – Common Stock Offering) and the issuance of the 2016 Notes to reduce outstanding borrowings on the bank revolving credit facility.
The available credit on the bank revolving credit facility at October 31 and January 31, 2009 was as follows:

	October 31, 2009	January 31, 2009
	(in thousands)

Maximum borrowings	$750,000	$750,000
Less outstanding balances:
Borrowings	37,016	365,500
Letters of credit	66,814	65,949
Surety bonds	-	-

Available credit	$646,170	$318,551

In November 2009, the Company reached an agreement on the principal terms of a new $500,000,000 revolving credit facility with its 15-member bank group, which would mature two years from closing. The Company expects the transaction to close prior to December 31, 2009. In the event the transaction does not close and the revolving credit facility is not otherwise extended, the Company would continue to raise capital through the sale of assets, admitting other joint venture equity partners into some of the Company’s properties, curtailing capital expenditures and/or raising additional funds in a public or private debt or equity offering.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E.   Senior and Subordinated Debt
The Company’s Senior and Subordinated Debt is comprised of the following at October 31 and January 31, 2009:

		January 31, 2009
	October 31, 2009	(As Adjusted)
	(in thousands)

Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011, net of discount	$98,156	$248,154
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	198,399	-
7.625% Senior Notes due 2015	300,000	300,000
5.000% Convertible Senior Notes due 2016	200,000	-
6.500% Senior Notes due 2017	150,000	150,000
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	1,046,555	798,154

Subordinated Debt:
Redevelopment Bonds due 2010	-	18,910
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Subordinated Debt	29,000	47,910

Total Senior and Subordinated Debt	$1,075,555	$846,064

Puttable Equity-Linked Senior Notes due 2011
On October 10, 2006, the Company issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 (“2011 Notes”) in a private placement. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15. During the year ended January 31, 2009, the Company purchased on the open market $15,000,000 in principal of its 2011 Notes resulting in a gain, net of associated deferred financing costs of $3,692,000, which is recorded as early extinguishment of debt in the Consolidated Statements of Operations. On October 7, 2009, the Company entered into privately negotiated exchange agreements with certain holders of the 2011 Notes to exchange $167,433,000 of aggregate principal amount of their 2011 Notes for a new issue of 3.625% puttable equity-linked senior notes due October 2014. This exchange resulted in a gain, net of associated deferred financing costs of $4,683,000, which is recorded as early extinguishment of debt in the Consolidated Statements of Operations. There was $105,067,000 ($98,156,000, net of discount) and $272,500,000 ($248,154,000, net of discount) of principal outstanding at October 31 and January 31, 2009, respectively.
Holders may put their notes to the Company at their option on any day prior to the close of business on the scheduled trading day immediately preceding July 15, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the put value rate (as defined) on each such day; (2) during any fiscal quarter after the fiscal quarter ending January 31, 2007, if the last reported sale price of the Company’s Class A common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the applicable put value price in effect on the last trading day of the immediately preceding fiscal quarter; or (3) upon the occurrence of specified corporate events as set forth in the applicable indenture. On and after July 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may put their notes to the Company at any time, regardless of the foregoing circumstances. In addition, upon a designated event, as defined, holders may require the Company to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, as set forth in the applicable indenture. At October 31, 2009, none of the aforementioned circumstances have been met.
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
The 2011 Notes are the Company’s only senior notes that qualify as convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement (see the “Retrospective Adoption of Accounting Guidance for Convertible Debt Instruments” section of Note A). The carrying amounts of the Company’s debt and equity balances related to the 2011 Notes as of October 31 and January 31, 2009 are as follows:

	October 31, 2009	January 31, 2009
	(in thousands)

Carrying amount of the equity component	$16,769	$45,885

Outstanding principal amount of the puttable equity-linked senior notes	$105,067	$272,500
Unamortized discount	(6,911)	(24,346)

Net carrying amount of the puttable equity-linked senior notes	$98,156	$248,154

The unamortized discount will be amortized as additional interest expense through October 15, 2011. The effective interest rate for the liability component of the puttable equity-linked senior notes was 7.51% for both the three and nine months ended October 31, 2009 and 2008. The Company recorded non-cash interest expense of $1,705,000 and $6,020,000 for the three and nine months ended October 31, 2009, respectively, and $2,239,000 and $6,672,000 for the three and nine months ended October 31, 2008, respectively. The Company recorded contractual interest expense of $2,082,000 and $7,021,000 for the three and nine months ended October 31, 2009, respectively, and $2,571,000 and $7,782,000 for the three and nine months ended October 31, 2008, respectively.
Puttable Equity-Linked Senior Notes due 2014
On October 7, 2009, the Company issued $167,433,000 of 3.625% puttable equity-linked senior notes due October 15, 2014 (“2014 Notes”) to certain holders in exchange for $167,433,000 of 2011 Notes discussed above. Concurrent with the exchange of 2011 Notes for the 2014 Notes, the Company issued an additional $32,567,000 of 2014 Notes in a private placement, net of a 5% discount. Interest on the 2014 Notes is payable semi-annually in arrears on April 15 and October 15, beginning April 15, 2010. Net proceeds from the exchange and additional issuance transaction, net of discounts and estimated offering expenses, was $29,764,000.
Holders may put their notes to the Company at any time prior to the earlier of (i) stated maturity or (ii) the Put Termination Date, as defined below. Upon a put, a note holder would receive 68.7758 shares of the Company’s Class A common stock per $1,000 principal amount of notes, based on a Put Value Price of $14.54 per share of Class A common stock, subject to adjustment. The amount payable upon a put of the notes is only payable in shares of the Company’s Class A common stock, except for cash paid in lieu of fractional shares. If the Daily Volume Weighted Average Price of the Class A common stock has equaled or exceeded 130% of the Put Value Price then in effect for at least 20 trading days in any 30 trading day period, the Company may, at its option, elect to terminate the rights of the holders to put their notes to the Company. If elected, the Company is required to issue a Put Termination Notice that shall designate an effective date on which the holders termination put rights will be terminated, which shall be a date at least 20 days after the mailing of such Put Termination Notice (the “Put Termination Date”). Holders electing to put their notes after the mailing of a Put Termination Notice shall receive a Coupon Make-Whole Payment in an amount equal to the remaining scheduled interest payments attributable to such notes from the last applicable interest payment date through and including October 15, 2013.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E.    Senior and Subordinated Debt (continued)
Senior Notes due 2015
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
Convertible Senior Notes due 2016
On October 26, 2009, the Company issued $200,000,000 of 5.00% convertible senior notes due October 15, 2016 in a private placement. The notes were issued at par and accrued interest is payable semi-annually on April 15 and October 15, beginning April 15, 2010. Net proceeds from the issuance, net of the cost of the convertible note hedge transaction described below and estimated offering costs, was $177,262,000.
Holders may convert their notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, a note holder would receive 71.8894 shares of the Company’s Class A common stock per $1,000 principal amount of notes, based on a put value price of approximately $13.91 per share of Class A common stock, subject to adjustment. The amount payable upon a conversion of the notes is only payable in shares of the Company’s Class A common stock, except for cash paid in lieu of fractional shares.
In connection with the issuance of the notes, the Company entered into a convertible note hedge transaction. The convertible note hedge transaction is intended to reduce, subject to a limit, the potential dilution with respect to the Company’s Class A common stock upon conversion of the notes. The net effect of the convertible note hedge transaction, from the Company’s perspective, is to approximate an effective conversion price of $16.37 per share. The terms of the Notes were not affected by the convertible note hedge transaction. The convertible note hedge transaction, which cost $15,900,000 ($9,734,000 net of the related tax benefit), was recorded as a reduction of shareholders’ equity through additional paid in capital.
Senior Notes due 2017
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
Senior Notes due 2034
On February 10, 2004, the Company issued $100,000,000 of 7.375% senior notes due February 1, 2034 in a public offering. Accrued interest is payable quarterly on February 1, May 1, August 1, and November 1. These senior notes may be redeemed by the Company, in whole or in part, at any time at a redemption price of 100% of the principal amount plus accrued interest.
All of the Company’s senior notes are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to all existing and future secured indebtedness and other liabilities of the Company’s subsidiaries to the extent of the value of the collateral securing such other debt, including the bank revolving credit facility. The indenture governing certain of the senior notes contain covenants providing, among other things, limitations on incurring additional debt and payment of dividends.
Subordinated Debt
In November 2000, the Company issued $20,400,000 of 8.25% redevelopment bonds due September 15, 2010 in a private placement, with semi-annual interest payments due on March 15 and September 15. The Company entered into a total rate of return swap (“TRS”) for the benefit of these bonds that was set to expire on September 15, 2009. Under the TRS, the Company received a rate of 8.25% and paid the Securities Industry and Financial Markets Association (“SIFMA”) rate plus a spread. The TRS, accounted for as a derivative, was required to be marked to fair value at the end of each reporting period. As stated in the “Fair Value Hedges of Interest Rate Risk” section of Note G, any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowings. At January 31, 2009, the fair value of the TRS was $(1,490,000), recorded in accounts payable and accrued expenses; therefore, the fair value of the bonds was reduced by the same amount to $18,910,000 (see Note H – Fair Value Measurements). On July 13, 2009, the TRS contract was terminated and subsequently, a consolidated wholly owned subsidiary of the Company purchased the redevelopment bonds at par which effectively extinguished the subordinated debt.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E.   Senior and Subordinated Debt (continued)
In May 2003, the Company purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. The bonds bear a fixed interest rate of 7.875%. The Company evaluated the transfer pursuant to the accounting guidance on accounting for transfers and servicing of financial assets and extinguishment of liabilities and has determined that the transfer does not qualify for sale accounting treatment principally because the Company has guaranteed the payment of principal and interest in the unlikely event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, the Company is the primary beneficiary of this VIE and the book value (which approximated amortized costs) of the bonds was recorded as a collateralized borrowing reported as senior and subordinated debt and as held-to-maturity securities reported as other assets in the Consolidated Balance Sheets.
F.   Financing Arrangements
Collateralized Borrowings
On July 13, 2005, the Park Creek Metropolitan District (the “District”) issued $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds, Series 2005 (the “Senior Subordinate Bonds”) and Stapleton Land II, LLC, a consolidated subsidiary, entered into an agreement whereby it will receive a 1% fee on the Senior Subordinate Bonds in exchange for providing certain credit enhancement. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The Senior Subordinate Bonds were refinanced on April 16, 2009 with proceeds from the issuance of $86,000,000 of Park Creek Metropolitan District Senior Limited Property Tax Supported Revenue Refunding and Improvement Bonds, Series 2009. The credit enhancement arrangement expired with the refinancing of the Senior Subordinate Bonds on April 16, 2009. The Company recorded $-0- and $132,000 of interest income related to the credit enhancement arrangement in the Consolidated Statements of Operations for the three and nine months ended October 31, 2009, respectively, and $164,000 and $488,000 for the three and nine months ended October 31, 2008, respectively.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially were to pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC, a consolidated subsidiary, entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC was entitled and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. The District withdrew $58,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures by June 2, 2008 and the Junior Subordinated Bonds became Converted Bonds. The Converted Bonds were acquired by Stapleton Land, LLC under the terms of the FDA by June 8, 2008. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and the Company simultaneously entered into a TRS with a notional amount of $58,000,000. The Company receives a fixed rate of 8.5% and pays the SIFMA rate plus a spread on the TRS related to the Converted Bonds. The Company determined that the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control; therefore, the Converted Bonds have been recorded as a secured borrowing in the Consolidated Balance Sheets. During the year ended January 31, 2009, one of the Company’s consolidated subsidiaries purchased $10,000,000 of the Converted Bonds from one of the investment banks. Simultaneous with the purchase, a $10,000,000 TRS contract was terminated and the corresponding amount of the secured borrowing was removed from the Consolidated Balance Sheets. On April 16, 2009, an additional $5,000,000 of the Converted Bonds was purchased by one of the Company’s consolidated subsidiaries, and a corresponding amount of a related TRS was terminated and the corresponding secured borrowing was removed from the Consolidated Balance Sheets. The fair value of the Converted Bonds recorded in other assets in the Consolidated Balance Sheets was $58,000,000 at both October 31 and January 31, 2009. The outstanding TRS contracts on the $43,000,000 and $48,000,000 of secured borrowings related to the Converted Bonds at October 31 and January 31, 2009, respectively, were supported by collateral consisting primarily of certain notes receivable owned by the Company aggregating $33,035,000. The Company recorded net interest income of $499,000 and $1,819,000 related to the TRS in the Consolidated Statements of Operations for the three and nine months ended October 31, 2009, respectively, and $640,000 and $2,376,000 for the three and nine months ended October 31, 2008, respectively.

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
During the three months ended October 31, 2008, Lehman filed for bankruptcy and the remaining $100,000,000 of DURA bonds were transferred to a creditor of Lehman. As a result, the Company reassessed the collectability of the Fee and decreased the fair value of the Fee to $-0-, resulting in an increase to operating expenses in the Consolidated Statements of Operations of $13,816,000 for the three months ended October 31, 2008. Stapleton Land, LLC informed Lehman that it determined that a “Special Member Termination Event” had occurred because Stapleton Land, LLC (a) fulfilled all of its bond purchase obligations under the transaction documents by purchasing or causing to be redeemed or repurchased all of the bonds held by Lehman and (b) fulfilled all other obligations in accordance with the transaction documents. Therefore, Stapleton Land, LLC has no other financing obligations with Lehman.
The Company recorded interest income of $-0- related to the change in fair value of the Fee in the Consolidated Statements of Operations for both the three and nine months ended October 31, 2009 and $-0- and $4,546,000 for the three and nine months ended October 31, 2008, respectively.
Stapleton Land, LLC has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $16,491,000 of this commitment as of October 31, 2009. In addition, on June 23, 2009, another consolidated subsidiary of the Company entered into an agreement with the City of Denver and certain of its entities to fund $10,000,000 to be used to fund additional infrastructure projects and has funded $824,000 of this commitment as of October 31, 2009.
G.   Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned decreases in earnings and cash flows that may be caused by interest rate volatility. Derivative instruments that are used as part of the Company’s strategy include interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. The Company enters into interest rate swaps to convert certain floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions or forward starting swaps to hedge the changes in benchmark interest rates on forecasted financings. Option products utilized include interest rate caps, floors, interest rate swaptions and Treasury options. The use of these option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt. The caps and floors have typical durations ranging from one to three years while the Treasury options are for periods of five to ten years. The Company also enters into interest rate swap agreements for hedging purposes for periods that are generally one to ten years. The Company does not have any Treasury options outstanding at October 31, 2009.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G.   Derivative Instruments and Hedging Activities (continued)
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company recorded interest expense of $-0- and $1,010,000 for the three and nine months ended October 31, 2009, respectively, and $457,000 and $482,000 for the three and nine months ended October 31, 2008, respectively, in the Consolidated Statements of Operations, which represented total ineffectiveness of all cash flow hedges of which $-0- and $928,000 for the three and nine months ended October 31, 2009, respectively, and $131,000 for the three and nine months ended October 31, 2008 represented the amount of derivative losses reclassified into earnings from accumulated OCI as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. As of October 31, 2009, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $28,346,000, net of tax. However, the actual amount reclassified could vary due to future changes in fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by the Company and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that the Company and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At October 31, 2009, the SIFMA rate is 0.26%. Additionally, the Company and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to the Company and/or the Joint Ventures. At October 31, 2009, the aggregate notional amount of TRS that are designated as fair value hedging instruments under the accounting guidance on derivatives and hedging activities, in which the Company and/or the consolidated Joint Ventures have an interest, is $482,940,000. The Company believes the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt. The underlying TRS borrowings are subject to a fair value adjustment (refer to Note H – Fair Value Measurements).
Nondesignated Hedges of Interest Rate Risk
The Company has entered into derivative contracts that are intended to economically hedge certain of its interest rate risk, even though the contracts do not qualify for hedge accounting or the Company has elected not to apply hedge accounting under the accounting guidance on derivatives and hedging activities. In all situations in which hedge accounting is discontinued, or not elected, and the derivative remains outstanding, the Company will report the derivative at its fair value in the Consolidated Balance Sheets, immediately recognizing changes in the fair value in the Consolidated Statements of Operations.
The Company has entered into forward swaps to protect itself against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed-rate borrowings. At the time the Company secures and locks an interest rate on an anticipated financing, it intends to simultaneously terminate the forward swap associated with that financing. At October 31, 2009, the Company has two forward swaps, with notional amounts of $69,325,000 and $120,000,000, respectively, that do not qualify as cash flow hedges under the accounting guidance on derivatives and hedging activities. As such, the change in fair value of these swaps is marked to market through earnings on a quarterly basis. Related to these forward swaps, the Company recorded $4,344,000 and $(2,800,000) for the three and nine months ended October 31, 2009, respectively, and $2,058,000 and $(75,000) for the three and nine months ended October 31, 2008, respectively, as an increase (reduction) of interest expense in its Consolidated Statements of Operations. During the year ended January 31, 2009, the Company purchased an interest rate floor in order to mitigate the interest rate risk on one of the forward swaps ($120,000,000 notional) should interest rates fall below a certain level.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G.   Derivative Instruments and Hedging Activities (continued)
The following table presents the fair values and location in the Consolidated Balance Sheet of all derivative instruments as of October 31, 2009:

	Fair Value of Derivative Instruments
	October 31, 2009
				Liability Derivatives
	Asset Derivatives			(included in Accounts Payable
	(included in Other Assets)			and Accrued Expenses)
	Current			Current
	Notional	Fair Value		Notional	Fair Value
	(in thousands)
Derivatives Designated as Hedging Instruments

Interest rate caps and floors	$566,960	$2,590		$-	$-
Interest rate swap agreements	-	-		1,149,421	108,254	(1)
TRS	11,000	17		471,940	42,148

Total derivatives designated as hedging instruments	$577,960	$2,607		$1,621,361	$150,402

Derivatives Not Designated as Hedging Instruments
Interest rate caps and floors	$1,392,301	$537	(2)	$-	$-
Interest rate swap agreements	21,176	2,161		189,325	36,943
TRS	-	-		40,527	11,794

Total derivatives not designated as hedging instruments	$1,413,477	$2,698		$229,852	$48,737

(1)	$2,508 of the fair value applies to $300,000 of notional excluded from the associated current notional amount that is covered by other interest rate swaps for the nine months ended October 31, 2009. These swaps are active as of October 31, 2009; however, their effective periods are subsequent to this date.

(2)	$422 of the fair value applies to $1,447,334 of notional excluded from the associated current notional amount that is covered by other interest rate caps for the nine months ended October 31, 2009. These caps are active as of October 31, 2009; however, their effective periods are subsequent to this date.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G.   Derivative Instruments and Hedging Activities (continued)
The following tables present the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets as of October 31, 2009, and in equity in loss of unconsolidated entities and interest expense in the Consolidated Statements of Operations for the three and nine months ended October 31, 2009:

		Loss Reclassified from
		Accumulated OCI
Three Months Ended October 31, 2009		(Effective Portion)
				Loss Recognized in
				Interest Expense on
	Loss	Location on		Derivatives (Ineffective
	Recognized	Consolidated		Portion and Amounts
Derivatives Designated as	in OCI	Statements of		Excluded from
Cash Flow Hedging Instruments(1)	(Effective Portion)	Operations	Amount	Effectiveness Testing)
		(in thousands)

Interest rate caps, interest rate swaps and Treasury options	$(19,258)	Interest expense	$(14,143)	$-
Treasury options	-	Equity in loss of unconsolidated entities	(41)	-

Total	$(19,258)		$(14,184)	$-

Nine Months Ended October 31, 2009
	(in thousands)

Interest rate caps, interest rate swaps and Treasury options	$(16,150)	Interest expense	$(41,022)	$(1,010)
Treasury options	-	Equity in loss of unconsolidated entities	(123)	-

Total	$(16,150)		$(41,145)	$(1,010)

(1)	Gains and losses on terminated hedges included in accumulated OCI are being reclassified into interest expense over the original life of the hedged transactions as the transactions are still more likely than not to occur and would not be reflected in the previous table related to the fair value of designated derivatives (see Note H – Fair Value Measurements).
The following table presents the impact of gains and losses related to derivative instruments designated as fair value hedges included in interest expense in the Consolidated Statements of Operations for the three and nine months ended October 31, 2009:

Derivatives Designated as
Fair Value Hedging Instruments	Net Gain Recognized(1)
	Three Months Ended	Nine Months Ended
	October 31, 2009	October 31, 2009
(in thousands)

TRS	$10,056	$17,209
(1)	The net loss recognized in interest expense in the Consolidated Statements of Operations from the change in fair value of the underlying TRS borrowings for the three and nine months ended October 31, 2009 was $(10,056) and $(17,209), respectively, offsetting the gain recognized on the TRS (see Note H – Fair Value Measurements).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G.   Derivative Instruments and Hedging Activities (continued)
The following table presents the impact of gains and losses related to derivative instruments not designated as hedging instruments included in interest expense in the Consolidated Statements of Operations for the three and nine months ended October 31, 2009:

Derivatives Not Designated as
Hedging Instruments	Net Gain (Loss) Recognized
	Three Months Ended	Nine Months Ended
	October 31, 2009	October 31, 2009
	(in thousands)

Interest rate caps, interest rate swaps and floors	$(4,833)	$1,589
TRS	250	(3,261)

Total	$(4,583)	$(1,672)

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
As of October 31, 2009, the aggregate fair value of all derivative instruments in a liability position, prior to the adjustment for nonperformance risk of $(15,103,000), is $214,242,000, for which the Company had posted collateral consisting of cash and notes receivable of $98,961,000. If all credit risk contingent features underlying these agreements had been triggered on October 31, 2009, as discussed above, the Company would have been required to post collateral of the full amount of the liability position referred to above, or $214,242,000.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
H.   Fair Value Measurements
The Company’s financial assets and liabilities subject to fair value measurements are interest rate caps and swaptions, interest rate swap agreements (including forward swaps), TRS and borrowings subject to TRS (see Note G – Derivative Instruments and Hedging Activities). The Company’s impairment of its unconsolidated entities is also subject to fair value measurements (see Note L - Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Gain (Loss) on Early Extinguishment of Debt).
Fair Value Hierarchy
The accounting guidance related to estimating fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (also referred to as observable inputs). The following summarizes the fair value hierarchy:
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
Measurement of Fair Value
The Company estimates the fair value of its hedging instruments, which includes the interest rate caps, floors and interest rate swap agreements (including forward swaps), based on interest rate market pricing models. Although the Company has determined that the significant inputs used to value its hedging instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of October 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its hedging instruments’ positions and has determined that the credit valuation adjustments are significant to the overall valuation of one interest rate swap, and are not significant to the overall valuation of all of its other hedging instruments. As a result, the Company has determined that one interest rate swap valuation is classified in Level 3 of the fair value hierarchy and all of its other hedging instruments valuations are classified in Level 2 of the fair value hierarchy.
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
To determine the fair value of the underlying borrowings subject to TRS, the base price is initially used as the estimate of fair value. The Company adjusts the fair value based upon observable and unobservable measures such as the financial performance of the underlying collateral; interest rate risk spreads for similar transactions and loan to value ratios. In the absence of such evidence, management’s best estimate is used. At October 31, 2009, the notional amount of TRS borrowings subject to fair value adjustments are approximately $482,940,000. The Company compares estimates of fair value to those provided by the respective counterparties on a quarterly basis. The Company has determined its fair value estimate of borrowings subject to TRS is classified in Level 3 of the fair value hierarchy.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
H.   Fair Value Measurements (continued)
Items Measured at Fair Value on a Recurring Basis
The Company’s financial assets consists of interest rate caps and floors, interest rate swap agreements with a positive fair value, and TRS with a positive fair value and are included in other assets. The Company’s financial liabilities consists of interest rate swap agreements with a negative fair value (which includes the forward swaps) and TRS with a negative fair value included in accounts payable and accrued expenses and borrowings subject to TRS included in mortgage debt, nonrecourse or accounts payable and accrued expenses. The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of October 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
	at October 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)

Interest rate caps and floors	$-	$3,127	$-	$3,127
Interest rate swap agreements (positive fair value)	-	2,161	-	2,161
TRS (positive fair value)	-	-	17	17
Interest rate swap agreements (negative fair value)	-	(52,560)	(92,637)	(145,197)
TRS (negative fair value)	-	-	(53,942)	(53,942)
Fair value adjustment to the borrowings subject to TRS	-	-	42,131	42,131

Total	$-	$(47,272)	$(104,431)	$(151,703)

The table below presents a reconciliation of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended October 31, 2009.

	Fair Value Measurements
	Nine Months Ended October 31, 2009
			(in thousands)
			Fair value
			adjustment
			to the
	Interest Rate	Net	borrowings	Total TRS
	Swaps	TRS	subject to TRS	Related	Total

Balance, February 1, 2009	$(113,109)	$(67,873)	$59,340	$(8,533)	$(121,642)
Total realized and unrealized gains (losses):
Included in interest expense	-	14,772	(18,102)	(3,330)	(3,330)
Included in other comprehensive income	17,016	-	-	-	17,016
Purchases, issuances and settlements	-	(824)	893	69	69
Transfer to Level 2	3,456	-	-	-	3,456

Balance, October 31, 2009	$(92,637)	$(53,925)	$42,131	$(11,794)	$(104,431)

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
At October 31, 2009, there was $8,819,000 of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.77 years, and there was $13,329,000 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 2.52 years.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
I.   Stock-Based Compensation (continued)
The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Stock option costs	$1,928	$2,318	$6,546	$7,456
Restricted stock costs	1,864	1,743	6,269	5,386
Performance shares	-	428	-	714

Total stock-based compensation costs	3,792	4,489	12,815	13,556
Less amount capitalized into qualifying real estate projects	(2,136)	(2,421)	(7,123)	(6,540)

Amount charged to operating expenses	1,656	2,068	5,692	7,016
Depreciation expense on capitalized stock-based compensation	105	61	313	184

Total stock-based compensation expense	$1,761	$2,129	$6,005	$7,200

Deferred income tax benefit	$586	$687	$2,002	$2,350

Accounting guidance on share-based payments requires the immediate recognition of stock-based compensation costs for awards granted to retirement-eligible grantees. The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the nine months ended October 31, 2009 and 2008 was $350,000 and $1,298,000, respectively.
In connection with the vesting of restricted stock during the nine months ended October 31, 2009 and 2008, the Company repurchased into treasury 26,188 shares and 17,355 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $133,000 and $651,000, respectively.
J.   Income Taxes
Income tax benefit for the three months ended October 31, 2009 and 2008 was $(2,895,000) and $(11,916,000), respectively. Income tax benefit for the nine months ended October 31, 2009 and 2008 was $(25,874,000) and $(28,382,000), respectively. The difference in the income tax benefit reflected in the Consolidated Statements of Operations versus the income tax benefit computed at the statutory federal income tax rate is primarily attributable to state income taxes, the cumulative effect of changing the Company’s effective tax rate, additional state NOL’s and general business credits, changes to the valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.
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
The Company applies the “with-and-without” methodology for recognizing excess tax benefits from the deduction of stock-based compensation. The net operating loss available for the tax return, as is noted in the paragraph above, is significantly greater than the net operating loss available for the tax provision due to excess deductions from stock-based compensation reported on the return, as well as the impact of adjustments to the net operating loss under the accounting guidance on accounting for uncertainty in income taxes. The Company has not recorded a net deferred tax asset of approximately $17,096,000, as of January 31, 2009, from excess stock-based compensation deductions taken on the tax return for which a benefit has not yet been recognized in the tax provision.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
J.   Income Taxes (continued)
Accounting for Uncertainty in Income Taxes
Unrecognized tax benefits represent those tax benefits related to tax positions that have been taken or are expected to be taken in tax returns that are not recognized in the financial statements because management has either concluded that it is not more likely than not that the tax position will be sustained if audited by the appropriate taxing authority or the amount of the benefit will be less than the amount taken or expected to be taken in its income tax returns.
As of October 31 and January 31, 2009, the Company had unrecognized tax benefits of $1,636,000 and $1,481,000, respectively. The Company recognizes estimated interest payable on underpayments of income taxes and estimated penalties that may result from the settlement of some uncertain tax positions as components of income tax expense. As of October 31 and January 31, 2009, the Company had approximately $501,000 and $463,000, respectively, of accrued interest related to uncertain income tax positions. Income tax expense (benefit) relating to interest and penalties on uncertain tax positions of $(87,000) and $37,000 for the three and nine months ended October 31, 2009, respectively, and $35,000 and $(297,000) for the three and nine months ended October 31, 2008, respectively, was recorded in the Consolidated Statements of Operations. The Company settled Internal Revenue Service audits of two of its partnership investments, one during the three months ended October 31, 2009 and one during the nine months ended October 31, 2008, both of which resulted in a decrease in the Company’s unrecognized tax benefits and associated accrued interest and penalties.
The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized as of October 31, 2009 and 2008, is $172,000 and $339,000, respectively. Based upon the Company’s assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded at October 31, 2009. Included in the $1,636,000 of unrecognized benefits noted above is $1,415,000 which, due to the reasons above, could significantly decrease during the next twelve months.
K.   Discontinued Operations
All revenues and expenses of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Operations for the three and nine months ended October 31, 2009 and 2008. The Company considers assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing. There were no assets classified as held for sale at October 31 or January 31, 2009.
During the nine months ended October 31, 2009, the Company sold Grand Avenue, a specialty retail center in Queens, New York, which generated a pre-tax gain on disposition of rental properties of $4,548,000. The gain along with the operating results of the property through the date of sale is classified as discontinued operations for the nine months ended October 31, 2009 and 2008.
During the year ended January 31, 2008, the Company consummated an agreement to sell eight (seven operating properties and one property that was under construction at the time of the agreement) and lease four supported-living apartment properties to a third party. Pursuant to the agreement, during the second quarter of 2007, six operating properties and the property under construction were sold. The seventh operating property, Sterling Glen of Lynbrook, was operated by the purchaser under a short-term lease through the date of sale, which occurred on May 20, 2008 and generated a pre-tax gain on disposition of rental properties of $8,627,000. The gain along with the operating results of the property through the date of sale are classified as discontinued operations for the nine months ended October 31, 2008.
The four remaining properties entered into long-term operating leases with the purchaser. On January 30, 2009, the purchase agreement for the sale of Sterling Glen of Rye Brook, whose operating lease had a stated term of ten years, were amended and the property was sold. The operating results of the property for the three and nine months ended October 31, 2008 are classified as discontinued operations. On January 31, 2009, another long-term operating lease with the purchaser that had a stated term of ten years was cancelled and the operations of the property were transferred back to the Company.
During the three months ended October 31, 2009, negotiations related to amending terms of the purchase agreements for the sales of Sterling Glen of Glen Cove and Sterling Glen of Great Neck indicated the carrying value of these long-lived real estate assets may not be recoverable resulting in an impairment of real estate of $7,138,000 and $2,637,000, respectively, which reduced the carrying value of the long-lived assets to the estimated net sales price. The sale of the two properties closed on September 17 and 30, 2009, respectively, resulting in no gain or loss upon disposition. The operating results of the properties, including the impairment charges, are classified as discontinued operations for the three and nine months ended October 31, 2009 and 2008.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
K.   Discontinued Operations (continued)
The following table lists the consolidated rental properties included in discontinued operations:

				Three	Nine	Three	Nine
				Months	Months	Months	Months
		Square Feet/	Period	Ended	Ended	Ended	Ended
Property	Location	Number of Units	Disposed	10/31/2009	10/31/2009	10/31/2008	10/31/2008

Commercial Group:
Grand Avenue	Queens, New York	100,000 square feet	Q1-2009	-	Yes	Yes	Yes

Residential Group:
Sterling Glen of Glen Cove	Glen Cove, New York	80 units	Q3-2009	Yes	Yes	Yes	Yes
Sterling Glen of Great Neck	Great Neck, New York	142 units	Q3-2009	Yes	Yes	Yes	Yes
Sterling Glen of Rye Brook	Rye Brook, New York	168 units	Q4-2008	-	-	Yes	Yes
Sterling Glen of Lynbrook	Lynbrook, New York	130 units	Q2-2008	-	-	-	Yes
The operating results related to discontinued operations were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Revenues from real estate operations	$1,688	$4,149	$5,476	$13,114

Expenses
Operating expenses	35	416	430	1,604
Depreciation and amortization	195	1,451	1,347	3,911
Impairment of real estate	9,775	-	9,775	-

	10,005	1,867	11,552	5,515

Interest expense	(502)	(1,883)	(2,184)	(5,721)
Amortization of mortgage procurement costs	(7)	(106)	(50)	(339)

Interest income	-	37	-	136
Gain on disposition of rental properties	-	-	4,548	8,627

Earnings (loss) before income taxes	(8,826)	330	(3,762)	10,302

Income tax expense (benefit)
Current	(3,019)	110	848	(636)
Deferred	(404)	18	(2,307)	4,617

	(3,423)	128	(1,459)	3,981

Net earnings (loss) from discontinued operations	$(5,403)	$202	$(2,303)	$6,321

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
L.   Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Gain (Loss) on Early Extinguishment of Debt
Impairment of Real Estate
The Company reviews its real estate portfolio, including land held for development or sale, for impairment whenever events or changes indicate that its carrying value of the long-lived assets may not be recoverable. In cases where the Company does not expect to recover its carrying costs, an impairment charge is recorded in accordance with accounting guidance on the impairment of long-lived assets. During the three and nine months ended October 31, 2009, the Company recorded an impairment of certain real estate assets in continuing operations of $549,000 and $3,124,000, respectively. The amounts for 2009 represent impairments of real estate of $2,000,000 primarily related to two land development projects, Gladden Farms and Tangerine Crossing located in Marana and Tucson, Arizona, respectively, and $1,124,000 related to the residential land sale and related development opportunity in Mamaroneck, New York, which occurred during the three months ended April 30, 2009. In addition, included in discontinued operations is an impairment of real estate for two properties that were sold during the three months ended October 31, 2009 (see Note K). These impairments represent a write down to the estimated fair value due to a change in events, such as a purchase offer and/or consideration of current market conditions related to the estimated future cash flows. The Company did not record any impairments of real estate during the three and nine months ended October 31, 2008.
Impairment of Unconsolidated Entities
The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate that its carrying value in the investments may be in excess of fair value. An equity method investment’s value is impaired only if management’s estimate of its fair value is less than the carrying value and such difference is deemed to be other-than-temporary. In order to arrive at the estimates of fair value of its unconsolidated entities, the Company uses varying assumptions that may include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, which are considered to be Level 3 inputs under accounting guidance related to estimating fair value.
The following table summarizes the Company’s impairment of unconsolidated entities for the three and nine months ended October 31, 2009 and 2008, which are included in the Consolidated Statements of Operations.

		Three Months Ended		Nine Months Ended
		October 31,		October 31,
		2009	2008	2009	2008

		(in thousands)		(in thousands)

Apartment Communities:
Millender Center	(Detroit, Michigan)	$3,247	$-	$10,317	$-
Uptown Apartments	(Oakland, California)	-	-	6,781	-
Metropolitan Lofts	(Los Angeles, California)	1,466	-	2,505	-
Residences at University Park	(Cambridge, Massachusetts)	-	-	855	-
Fenimore Court	(Detroit, Michigan)	-	-	693	-
Mercury (Condominium)	(Los Angeles, California)	-	-	-	4,098
Classic Residence by Hyatt (Supported-Living Apartments)	(Yonkers, New York)	-	-	3,152	-
Specialty Retail Centers:
Southgate Mall	(Yuma, Arizona)	-	-	1,611	-
El Centro Mall	(El Centro, California)	-	-	-	1,263
Pittsburgh Peripheral (Land Project)	(Pittsburgh, Pennsylvania)	7,217	-	7,217	-
Shamrock Business Center (Land Project)	(Painesville, Ohio)	1,150	-	1,150	-
Other		120	-	382	665

Total Impairment of Unconsolidated Entities.		$13,200	$-	$34,663	$6,026

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

L.	Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Gain (Loss) on Early Extinguishment of Debt (continued)
Write-Off of Abandoned Development Projects
On a quarterly basis, the Company reviews each project under development to determine whether it is probable the project will be developed. If management determines that the project will not be developed, project costs are written off to operating expenses as an abandoned development project cost. The Company may abandon certain projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or due to third party challenges related to entitlements or public financing. As a result, the Company may fail to recover expenses already incurred in exploring development opportunities. The Company recorded write-offs of abandoned development projects of $3,758,000 and $21,398,000 for the three and nine months ended October 31, 2009, respectively, and $12,500,000 and $41,452,000 for the three and nine months ended October 31, 2008, respectively, which were recorded in operating expenses in the Consolidated Statements of Operations.
Gain (Loss) on Early Extinguishment of Debt
For the three and nine months ended October 31, 2009, the Company recorded $28,902,000 and $37,965,000, respectively, as gain on early extinguishment of debt. The amounts for 2009 include the $24,219,000 gain on early extinguishment of nonrecourse mortgage debt at an underperforming retail project, the $9,466,000 gain on early extinguishment of nonrecourse mortgage debt at Gladden Farms, a land development project located in Marana, Arizona and the $4,683,000 gain related to the exchange of a portion of the Company’s 2011 Notes for a new issue of 2014 Notes (see the “Puttable Equity-Linked Senior Notes due 2011” section of Note E). These gains were partially offset by a charge to early extinguishment of debt as a result of the payment of $20,400,000 in redevelopment bonds by a consolidated wholly-owned subsidiary of the Company (see the “Subordinated Debt” section of Note E). For the three and nine months ended October 31, 2008, the Company recorded $3,692,000 and $(1,539,000), respectively, as gain (loss) on early extinguishment of debt. The amounts for 2008 include gains on the early extinguishment of debt of a portion of the Company’s puttable equity-linked senior notes due October 15, 2011 (see the “Puttable Equity-Linked Senior Notes due 2011” section of Note E) and on the early extinguishment of the Urban Development Action Grant loan at Post Office Plaza, an office building located in Cleveland, Ohio. These gains were offset by the impact of early extinguishment of nonrecourse mortgage debt at Galleria at Sunset, a regional mall located in Henderson, Nevada, and 1251 S. Michigan and Sky55, apartment communities located in Chicago, Illinois, in order to secure more favorable financing terms.

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

N.	Earnings Per Share
Effective February 1, 2009, the Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share. The Class A Common Units issued in exchange for Bruce C. Ratner’s noncontrolling interests in the Forest City Ratner Company portfolio in November 2006, which are reflected as noncontrolling interests in the Company’s Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Class A Common Units are included in the computation of basic earnings per share using the two-class method and are included in the computation of diluted earnings per share using the if-converted method. The Class A common stock issuable in connection with the conversion of the 2014 Notes and 2016 Notes are included in the computation of diluted earnings per share using the if-converted method.
The loss from continuing operations attributable to Forest City Enterprises, Inc. for the nine months ended October 31, 2009 and the three and nine months ended October 31, 2008 as well as the net loss attributable to Forest City Enterprises, Inc. for the three and nine months ended October 31, 2009 and 2008 were allocated solely to holders of common stock as the participating security holders do not share in the losses in accordance with earnings per share accounting guidance.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

N.	Earnings Per Share (continued)
The reconciliation of the amounts used in the basic and diluted earnings per share computations is shown in the following table.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008

Numerators (in thousands)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc.	$1,019	$(19,317)	$(34,549)	$(74,224)
Undistributed earnings allocated to participating securities	(30)	-	-	-

Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. - Basic	$989	$(19,317)	$(34,549)	$(74,224)
Undistributed earnings allocated to participating securities	30	-	-	-

Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. - Diluted	$1,019	$(19,317)	$(34,549)	$(74,224)

Net loss attributable to Forest City Enterprises, Inc. - Basic and Diluted	$(4,384)	$(19,115)	$(36,852)	$(67,903)

Denominators
Weighted average shares outstanding - Basic	155,314,676	102,845,434	134,602,200	102,714,757
Effect of stock options and restricted stock	229,638	-	-	-

Weighted average shares outstanding - Diluted (1)(2)(3)(4)(5)	155,544,314	102,845,434	134,602,200	102,714,757

Earnings Per Share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. - Basic	$0.01	$(0.19)	$(0.26)	$(0.72)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. - Diluted	$0.01	$(0.19)	$(0.26)	$(0.72)

Net loss attributable to Forest City Enterprises, Inc. - Basic and Diluted	$(0.03)	$(0.19)	$(0.27)	$(0.66)

(1)	Incremental shares from dilutive stock options and restricted stock of 82,042 for the nine months ended October 31, 2009 and 422,130 and 597,020 for the three and nine months ended October 31, 2008, respectively, were not included in the computation of diluted earnings per share because their effect is anti-dilutive due to the loss from continuing operations.

(2)	Weighted-average options and restricted stock of 4,444,320 and 4,679,029 for the three and nine months ended October 31, 2009, respectively, and 3,506,478 and 2,678,153 for the three and nine months ended October 31, 2008, respectively, were not included in the computation of diluted earnings per share because their effect is anti-dilutive.

(3)	Weighted-average shares issuable upon conversion of the convertible Class A Common Units, the 2014 Notes, and the 2016 Notes of 8,322,258 and 5,222,382 for the three and nine months ended October 31, 2009, respectively, and 3,646,755 and 3,802,106 for the three and nine months ended October 31, 2008, respectively, were not included in the computation of diluted earnings per share because their effect is anti-dilutive under the if-converted method.

(4)	Weighted-average performance shares of 172,609 for both the three and nine months ended October 31, 2009, respectively, and 172,609 and 85,054 for the three and nine months ended October 31, 2008, respectively, were not included in the computation of diluted earnings per share because the performance criteria were not satisfied at the end of the respective periods.

(5)	The 2011 Notes can be put to the Company by the holders under certain circumstances (see Note E – Senior and Subordinated Debt). If the Company exercises its net share settlement option upon a put of the notes by the holders, it will then issue shares of its Class A common stock. The effect of these shares was not included in the computation of diluted earnings per share for the three and nine months ended October 31, 2009 and 2008 as the Company’s average stock price did not exceed the put value price of the 2011 Notes. These notes will be dilutive when the average stock price for the period exceeds $66.39. Additionally, the Company sold a warrant with an exercise price of $74.35, which has also been excluded from diluted earnings per share for the three and nine months ended October 31, 2009 and 2008 as the Company’s stock price did not exceed the exercise price.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

O.	Segment Information
The Company operates through three strategic business units and five reportable segments, determined in accordance with accounting guidance on segment reporting. The three strategic units/reportable segments are the Commercial Group, Residential Group and Land Development Group (“Real Estate Groups”). The Commercial Group, the Company’s largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group develops for-sale condominium projects and also owns interests in entities that develop and manage military family housing. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. The remaining two reportable segments are The Nets, a member of the National Basketball Association, and Corporate Activities. The following tables summarize financial data for the Company’s five reportable segments. All amounts are presented in thousands and all prior year amounts are “as adjusted” as applicable.

			October 31,	January 31,	Three Months Ended October 31,		Nine Months Ended October 31,
			2009	2009	2009	2008	2009	2008
			Identifiable Assets		Capital Expenditures

Commercial Group			$8,447,933	$8,251,407	$160,672	$176,646	$432,946	$583,225
Residential Group			2,730,550	2,548,712	105,270	99,247	291,875	244,970
Land Development Group			463,403	431,938	-	93	-	273
The Nets(1)			12,360	(3,302)	-	-	-	-
Corporate Activities			239,371	151,752	50	106	280	191

			$11,893,617	$11,380,507	$265,992	$276,092	$725,101	$828,659

	Three Months Ended October 31,		Nine Months Ended October 31,		Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008	2009	2008	2009	2008
	Revenues from Real Estate Operations				Operating Expenses

Commercial Group	$237,162	$240,896	$704,586	$694,994	$113,604	$119,363	$332,703	$363,336
Commercial Group Land Sales	4,155	6,747	16,169	20,997	3,030	4,224	10,521	12,596
Residential Group	58,663	72,475	198,643	220,172	35,110	44,455	134,110	142,655
Land Development Group	6,120	10,263	13,491	23,844	11,224	25,323	24,049	44,847
The Nets	-	-	-	-	-	-	-	-
Corporate Activities	-	-	-	-	8,716	7,076	30,617	29,872

	$306,100	$330,381	$932,889	$960,007	$171,684	$200,441	$532,000	$593,306

	Depreciation and Amortization Expense				Interest Expense

Commercial Group	$50,779	$48,019	$152,807	$151,553	$62,770	$64,777	$175,916	$177,171
Residential Group	14,660	15,019	43,949	44,114	5,512	12,411	21,460	28,359
Land Development Group	222	307	684	739	817	(127)	1,623	(299)
The Nets	-	-	-	-	-	-	-	-
Corporate Activities	732	693	2,219	2,204	18,764	20,020	59,435	54,219

	$66,393	$64,038	$199,659	$198,610	$87,863	$97,081	$258,434	$259,450

	Interest and Other Income				Net Earnings (Loss) Attributable to Forest City Enterprises, Inc.

Commercial Group	$843	$1,255	$2,645	$7,599	$17,973	$6,856	$43,301	$4,868
Residential Group	2,712	3,743	12,842	9,861	(1,425)	1,874	(9,596)	12,282
Land Development Group	1,759	1,676	7,456	9,714	(2,630)	(5,678)	3,350	(2,591)
The Nets	-	-	-	-	(7,065)	(6,482)	(19,619)	(20,914)
Corporate Activities	208	78	981	802	(11,237)	(15,685)	(54,288)	(61,548)

	$5,522	$6,752	$23,924	$27,976	$(4,384)	$(19,115)	$(36,852)	$(67,903)

(1)	The identifiable assets of ($3,302) at January 31, 2009 represent losses in excess of the Company’s investment basis in The Nets.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

O.	Segment Information (continued)
The Company uses a measure defined as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) to report its operating results. EBDT is a non-GAAP measure and is defined as net earnings excluding the following items: i) gain (loss) on disposition of rental properties, divisions and other investments (net of tax); ii) the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) non-cash charges for real estate depreciation, amortization, amortization of mortgage procurement costs and deferred income taxes; iv) preferred payment which is classified as noncontrolling interests expense in the Company’s Consolidated Statements of Operations; v) impairment of real estate (net of tax); vi) extraordinary items (net of tax); and vii) cumulative or retrospective effect of change in accounting principle (net of tax).
The Company believes that, although its business has many facets such as development, acquisitions, disposals, and property management, the core of its business is the recurring operations of its portfolio of real estate assets. The Company’s Chief Executive Officer, the chief operating decision maker, uses EBDT, as presented, to assess performance of its portfolio of real estate assets by operating segment because it provides information on the financial performance of the core real estate portfolio operations. EBDT measures the profitability of a real estate segment’s operations of collecting rent, paying operating expenses and servicing its debt. The Company’s segments adhere to the accounting policies described in Note A. Unlike the real estate segments, EBDT for The Nets segment equals net earnings (loss). All amounts in the following tables are presented in thousands and all prior year amounts are “as adjusted” as applicable.
(continued on next page)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
O.	Segment Information (continued)
Reconciliation of EBDT to Net Earnings (Loss) by Segment:

			Land
	Commercial	Residential	Development		Corporate
Three Months Ended October 31, 2009	Group	Group	Group	The Nets	Activities	Total

EBDT	$85,114	$26,792	$(3,021)	$(7,065)	$(16,208)	$85,612
Depreciation and amortization – Real Estate Groups	(51,995)	(19,007)	(87)	-	-	(71,089)
Amortization of mortgage procurement costs – Real Estate Groups	(3,214)	(602)	(65)	-	-	(3,881)
Deferred taxes – Real Estate Groups	(10,078)	(1,950)	1,657	-	4,971	(5,400)
Straight-line rent adjustment	3,148	16	-	-	-	3,164
Preference payment (1)	(585)	-	-	-	-	(585)
Gain on disposition of unconsolidated entities, net of tax	-	2,753	-	-	-	2,753
Impairment of real estate, net of tax	-	-	(336)	-	-	(336)
Impairment of unconsolidated entities, net of tax	(4,417)	(2,885)	(778)	-	-	(8,080)
Discontinued operations, net of tax: (2)
Depreciation and amortization - Real Estate Groups	-	(195)	-	-	-	(195)
Amortization of mortgage procurement costs - Real Estate Groups	-	(7)	-	-	-	(7)
Deferred taxes - Real Estate Groups	-	(356)	-	-	-	(356)
Impairment of real estate, net of tax	-	(5,984)	-	-	-	(5,984)

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$17,973	$(1,425)	$(2,630)	$(7,065)	$(11,237)	$(4,384)

Three Months Ended October 31, 2008

EBDT	$55,892	$26,172	$(13,222)	$(6,482)	$(18,222)	$44,138
Depreciation and amortization – Real Estate Groups	(49,582)	(18,523)	(169)	-	-	(68,274)
Amortization of mortgage procurement costs – Real Estate Groups	(2,250)	(781)	(81)	-	-	(3,112)
Deferred taxes – Real Estate Groups	(2,016)	(4,041)	7,702	-	5,204	6,849
Straight-line rent adjustment	4,474	2	(1)	-	-	4,475
Preference payment (1)	(877)	-	-	-	-	(877)
Gain on disposition of unconsolidated entities, net of tax	122	-	-	-	-	122
Retrospective adoption of accounting guidance for convertible debt instruments	1,359	306	93	-	(2,667)	(909)
Discontinued operations, net of tax: (2)
Depreciation and amortization - Real Estate Groups	(300)	(1,151)	-	-	-	(1,451)
Amortization of mortgage procurement costs - Real Estate Groups	(7)	(99)	-	-	-	(106)
Deferred taxes - Real Estate Groups	(7)	(11)	-	-	-	(18)
Straight-line rent adjustment	48	-	-	-	-	48

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$6,856	$1,874	$(5,678)	$(6,482)	$(15,685)	$(19,115)

Nine Months Ended October 31, 2009

EBDT	$217,774	$82,117	$7,818	$(19,619)	$(65,391)	$222,699
Depreciation and amortization – Real Estate Groups	(157,683)	(59,131)	(275)	-	-	(217,089)
Amortization of mortgage procurement costs – Real Estate Groups	(9,322)	(1,951)	(410)	-	-	(11,683)
Deferred taxes – Real Estate Groups	(12,471)	(9,929)	(1,829)	-	11,103	(13,126)
Straight-line rent adjustment	9,510	31	-	-	-	9,541
Preference payment (1)	(1,756)	-	-	-	-	(1,756)
Gain on disposition of unconsolidated entities, net of tax	-	2,753	-	-	-	2,753
Impairment of real estate, net of tax	-	(897)	(1,016)	-	-	(1,913)
Impairment of unconsolidated entities, net of tax	(5,404)	(14,877)	(938)	-	-	(21,219)
Discontinued operations, net of tax: (2)
Depreciation and amortization – Real Estate Groups	(107)	(1,240)	-	-	-	(1,347)
Amortization of mortgage procurement costs – Real Estate Groups	(5)	(45)	-	-	-	(50)
Deferred taxes – Real Estate Groups	(31)	(443)	-	-	-	(474)
Straight-line rent adjustment	12	-	-	-	-	12
Gain on disposition of rental properties	2,784	-	-	-	-	2,784
Impairment of real estate, net of tax	-	(5,984)	-	-	-	(5,984)

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$43,301	$(9,596)	$3,350	$(19,619)	$(54,288)	$(36,852)

Nine Months Ended October 31, 2008

EBDT	$163,018	$73,743	$(11,524)	$(20,914)	$(55,888)	$148,435
Depreciation and amortization - Real Estate Groups	(155,294)	(54,648)	(320)	-	-	(210,262)
Amortization of mortgage procurement costs - Real Estate Groups	(7,282)	(2,053)	(335)	-	-	(9,670)
Deferred taxes - Real Estate Groups	(13)	(3,366)	9,543	-	1,223	7,387
Straight-line rent adjustment	3,256	21	(2)	-	-	3,275
Preference payment (1)	(2,744)	-	-	-	-	(2,744)
Preferred return on disposition, net of tax	-	(128)	-	-	-	(128)
Gain on disposition of other investments, net of tax	-	-	-	-	92	92
Gain on disposition of unconsolidated entities, net of tax	663	-	-	-	-	663
Impairment of unconsolidated entities, net of tax	(775)	(2,699)	(224)	-	-	(3,698)
Retrospective adoption of accounting guidance for convertible debt instruments	4,615	929	271	-	(6,975)	(1,160)
Discontinued operations, net of tax: (2)
Depreciation and amortization - Real Estate Groups	(678)	(3,233)	-	-	-	(3,911)
Amortization of mortgage procurement costs - Real Estate Groups	(21)	(318)	-	-	-	(339)
Deferred taxes - Real Estate Groups	(24)	(1,260)	-	-	-	(1,284)
Straight-line rent adjustment	147	-	-	-	-	147
Gain on disposition of rental properties	-	5,294	-	-	-	5,294

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$4,868	$12,282	$(2,591)	$(20,914)	$(61,548)	$(67,903)

(1)	The preference payment represents the respective period’s share of the annual preferred payment in connection with the issuance of Class A Common Units in exchange for Bruce C. Ratner’s noncontrolling interests in the Forest City Ratner Company portfolio. See Note P - Class A Common Units for more information.

(2)	See Note K for discontinued operations information.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
P.	Class A Common Units
Master Contribution Agreement
The Company and certain of its affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of the Company, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) on August 14, 2006. Pursuant to the Master Contribution Agreement, on November 8, 2006, the Company issued Class A Common Units (“Units”) in a jointly-owned limited liability company to the BCR Entities in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. The Company accounted for the issuance of the Units in exchange for the noncontrolling interests under the purchase method of accounting. The Units may be exchanged for one of the following forms of consideration at the Company’s sole discretion: (i) an equal number of shares of the Company’s Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of the Company’s Class A common stock. The Company has no rights to redeem or repurchase the Units. The carrying value of the Units are included as noncontrolling interests on the Consolidated Balance Sheets at October 31 and January 31, 2009. Also pursuant to the Master Contribution Agreement, the Company and Mr. Ratner agreed that certain projects under development would remain owned jointly until such time as each individual project was completed and achieved “stabilization.” As each of the development projects achieves stabilization, it is valued and the Company, in its discretion, chooses among various options for the ownership of the project following stabilization consistent with the Master Contribution Agreement. The development projects were not covered by the Tax Protection Agreement that the parties entered into in connection with the Master Contribution Agreement. The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties.
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
Exchange of Units
In July 2008, the BCR Entities exchanged 247,477 of the Units. The Company issued 128,477 shares of its Class A common stock for 128,477 of the Units and paid cash of $3,501,000 for 119,000 Units. The Company accounted for the exchange as a purchase of noncontrolling interests, resulting in a reduction of noncontrolling interests of $12,624,000. The following table summarizes the components of the exchange transaction (in thousands):

Reduction of completed rental properties	$5,345
Reduction of cash and equivalents	3,501
Increase in Class A common stock - par value	42
Increase in additional paid-in capital	3,736

Total reduction of noncontrolling interest	$12,624

Other Related Party Transactions
During the year ended January 31, 2009, in accordance with the parties prior understanding but unrelated to the transactions discussed above, the Company redeemed Mr. Ratner’s noncontrolling interests in two entities in exchange for the Company’s majority ownership interests in 17 single-tenant pharmacy properties and $9,043,000 in cash. This transaction was accounted for in accordance with accounting guidance on business combinations as acquisitions of the noncontrolling interests in the subsidiaries. The fair value of the consideration paid was allocated to the acquired ownership interests, which approximated the fair value of the 17 single-tenant pharmacy properties. This transaction resulted in a reduction of noncontrolling interests of $14,503,000 and did not result in a gain or loss. The earnings of these properties have not been reclassified to discontinued operations for the three and nine months ended October 31, 2008 as the results do not have a material impact on the Consolidated Statements of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of Forest City Enterprises, Inc. and subsidiaries should be read in conjunction with the financial statements and the footnotes thereto contained in the annual report on Form 10-K for the year ended January 31, 2009, as amended on Form 10-K/A filed September 25, 2009 and updated on Form 8-K filed October 19, 2009.
RESULTS OF OPERATIONS
Corporate Description
We principally engage in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. We operate through three strategic business units and five reportable segments. The three strategic business units/reportable segments are the Commercial Group, Residential Group and Land Development Group (collectively, the “Real Estate Groups”). The Commercial Group, our largest strategic business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group develops for-sale condominium projects and also owns interests in entities that develop and manage military family housing. New York City operations are part of the Commercial Group or Residential Group depending on the nature of the operations. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects.
Corporate Activities and The Nets, a member of the National Basketball Association in which we account for our investment on the equity method of accounting, are other reportable segments of the Company.
We have approximately $11.9 billion of assets in 27 states and the District of Columbia at October 31, 2009. Our core markets include the New York City/Philadelphia metropolitan area, Denver, Boston, Greater Washington D.C./Baltimore metropolitan area, Chicago and the state of California. We have offices in Albuquerque, Boston, Chicago, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
Significant milestones occurring during the third quarter of 2009 included:
•	Signing a letter of intent with an affiliate of Onexim Group, an international private investment fund, to create a strategic partnership for the development of the Atlantic Yards project, a 22-acre residential and commercial real estate project in Brooklyn, and the Barclays Center arena, the planned future home of the Nets. As part of the agreement, entities to be formed by Onexim Group will invest $200,000,000 and make certain contingent funding commitments to acquire 45% of the arena project and 80% of the Nets, and the right to purchase up to 20% of the Atlantic Yards Development Company, which will develop the non-arena real estate. We will retain a minority ownership stake in the Nets, and will be the managing partner of the arena and majority owner of the balance of the Atlantic Yards real estate;

•	The exchange of $167,433,000, or approximately 61.4%, of the $272,500,000 of 3.625% Puttable Equity-Linked Senior Notes due October 2011 for a new issue of 3.625% Puttable Equity Linked Senior Notes due October 2014. In conjunction with the exchange of notes, we also issued an additional $32,567,000 of 3.625% Puttable Equity-Linked Senior Notes due October 2014;

•	The issuance, at par, of $200,000,000 aggregate principal amount of convertible senior notes due October 2016. Interest on the notes is payable semiannually at a rate of 5.00% per annum. We received net proceeds from the offering of $177,262,000, net of the cost of the convertible note hedge transaction and estimated offering costs;

•	The $90,000,000 refinancing of 45/75 Sydney Street, a pair of twin office buildings at our University Park at MIT mixed-use, science and technology park in Cambridge, Massachusetts. The seven-year, fixed-rate refinancing, through two insurance companies, represents approximately a 50% increase in principal over the prior in-place financing, while maintaining strong debt service coverage; and

•	Closing $908,932,000 in nonrecourse mortgage financing transactions.

Subsequent to October 31, 2009, we achieved the following significant milestones:
•	Being chosen to receive an allocation of New Market Tax Credits (“NMTC”) as part of a $5 billion federal program to create jobs and revive neighborhoods. The allocation of $55,000,000 will be used to earn or syndicate tax credits through the investment in real estate development projects located in distressed and low-income communities throughout the country as defined by the US Treasury Department’s CDFI Fund. This is the third time we have received a NMTC allocation, for a total of $151,000,000 in allocations under the program;

•	The opening of the first Costco in the borough of Manhattan in our East River Plaza retail center. Costco occupies 110,000 square feet on the first floor of East River Plaza. The remainder of the approximately 500,000 square foot retail center, which is more than 90% leased and will also be home to Manhattan’s first Target, is expected to open in 2010;

•	Coming to an agreement on the principal terms of a new $500,000,000 revolving credit facility with our 15-member bank group which would mature two years from closing. All 14 members of our prior bank group, along with one new bank, are part of the new facility. Upon closing, the new facility will replace the existing $750,000,000 credit facility, which is scheduled to mature in March 2010;

•	Closing $87,944,000 of nonrecourse mortgage financing transactions that extend debt that would have matured during the remaining three months of our fiscal year ending January 31, 2010;

•	In a ruling issued on November 24, 2009, the Court of Appeals, New York’s highest court, affirmed the right of the Empire State Development Corporation to use eminent domain to acquire privately-owned properties for inclusion in our Brooklyn Atlantic Yards development project, thereby resolving one of the major remaining hurdles prior to commencing construction of the Barclays Center arena; and

•	On December 2, 2009, the City of Las Vegas City Council approved the issuance and sale of $185,000,000 of primarily Build America Bonds to finance the construction of a new City Hall building on property we own in downtown Las Vegas. The closing and funding of the Build America Bonds is scheduled for December 17, 2009. We have been engaged by the City of Las Vegas to perform fee services on their behalf for development of the new City Hall project. Construction on the project is scheduled to begin in January 2010.

Retrospective Adoption of Accounting Guidance for Convertible Debt Instruments
Effective February 1, 2009, we adopted the Financial Accounting Standards Board’s (“FASB”) accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This accounting guidance required us to restate the prior year financial statements to show retrospective application upon adoption. This accounting guidance requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This accounting guidance changed the accounting treatment for our 3.625% Puttable Equity-Linked Senior Notes due October 2011 (the “2011 Notes”), which were issued in October 2006, by requiring the initial debt proceeds from the sale of the 2011 Notes to be allocated between a liability component and an equity component. This allocation is based upon what the assumed interest rate would have been on the date of issuance if we had issued similar nonconvertible debt. The resulting debt discount will be amortized over the debt instrument’s expected life as additional non-cash interest expense. Due to the increase in interest expense, we recorded additional capitalized interest based on our qualifying expenditures on our development projects. Deferred financing costs decreased related to the reallocation of the original issuance costs between the debt instrument and equity component and the gain recognized from the purchase of $15,000,000, in principal, of the 2011 Notes during the three months ended October 31, 2008 was adjusted to reflect the requirements of gain recognition under this accounting guidance (see the “Senior and Subordinated Debt” section of the MD&A).
The following tables reflect our as reported amounts along with the as adjusted amounts as a result of the retrospective adoption of this accounting guidance:
	January 31, 2009
	As	Retrospective	As
	Reported	Adjustments	Adjusted
	(in thousands)
Consolidated Balance Sheet
Real estate, net	$9,212,834	$16,468	$9,229,302
Other assets	936,902	(631)	936,271
Senior and subordinated debt	870,410	(24,346)	846,064
Deferred income taxes	439,282	16,054	455,336
Additional paid-in capital	241,539	26,257	267,796
Retained earnings	645,852	(2,128)	643,724

	Three Months Ended October 31, 2008			Nine Months Ended October 31, 2008
	As	Retrospective	As	As	Retrospective	As
	Reported (1)	Adjustments	Adjusted	Reported (1)	Adjustments	Adjusted
	(in thousands, except per share data)
Consolidated Statements of Operations
Depreciation and amortization	$63,992	$46	$64,038	$198,474	$136	$198,610
Interest expense, net of capitalized interest	96,661	420	97,081	258,779	671	259,450
Gain (loss) on early extinguishment of debt	4,181	(489)	3,692	(1,050)	(489)	(1,539)
Deferred income tax benefit	(7,043)	(374)	(7,417)	(12,830)	(508)	(13,338)
Loss from continuing operations	(14,274)	(581)	(14,855)	(63,112)	(788)	(63,900)
Net loss attributable to Forest City Enterprises, Inc.	(18,534)	(581)	(19,115)	(67,115)	(788)	(67,903)
Net loss attributable to Forest City Enterprises, Inc.
per share - basic and diluted	$(0.18)	$(0.01)	$(0.19)	$(0.65)	$(0.01)	$(0.66)

(1)	Adjusted to reflect the impact of discontinued operations (see the “Discontinued Operations” section of the MD&A).

Net Loss Attributable to Forest City Enterprises, Inc. — Net loss attributable to Forest City Enterprises, Inc. for the three months ended October 31, 2009 was $4,384,000 versus $19,115,000 for the three months ended October 31, 2008. Although we have substantial recurring revenue sources from our properties, we also enter into significant one-time transactions, which could create substantial variances in net earnings (loss) between periods. This variance is primarily attributable to the following increases, which are net of tax and noncontrolling interests:
•	$16,599,000 ($27,113,000, pre-tax, which includes $1,903,000 for unconsolidated entities) related to the 2009 early extinguishment of nonrecourse mortgage debt at an underperforming retail project and the gain on early extinguishment of debt on the exchange of a portion of our 2011 Notes for a new issue of puttable equity-linked senior notes due October 15, 2014 (see the “Puttable Equity-Linked Senior Notes due 2011” section of the MD&A);

•	$7,630,000 ($12,434,000, pre-tax) related to the reduction in fair value of the Denver Urban Renewal Authority (“DURA”) purchase obligation and fee, that resulted from the Lehman Brothers, Inc. bankruptcy in 2008;

•	$5,352,000 ($8,742,000, pre-tax) of decreased write-offs of abandoned development projects in 2009 compared to 2008;

•	$2,753,000 ($4,498,000, pre-tax) related to the 2009 gain on disposition of our unconsolidated investment in Boulevard Towers, an apartment community in Amherst, New York;

•	$1,128,000 ($1,843,000, pre-tax, which includes $1,449,000 for unconsolidated entities) related to an increase in income recognized on the sale of state and federal Historic Preservation Tax Credits and New Market Tax Credits; and

•	$1,041,000 ($1,700,000, pre-tax) related to the change in fair market value of derivatives between the comparable periods, which was marked to market through interest expense as a result of the derivatives not qualifying for hedge accounting.
These increases were partially offset by the following decreases, net of tax and noncontrolling interests:
•	$14,400,000 ($23,524,000, pre-tax) related to the 2009 increase in impairment charges of consolidated (including discontinued properties) and unconsolidated entities;

•	$2,877,000 ($4,709,000, pre-tax) primarily related to military housing fee income from the management and development of units in Hawaii, Illinois, Washington and Colorado;

•	$2,448,000 ($3,998,000, pre-tax) related to the 2009 participation payment on the refinancing of 45/75 Sidney Street, office buildings in Cambridge, Massachusetts; and

•	$2,441,000 ($3,978,000, pre-tax) related to the 2008 lease termination fee income at an office building in Cleveland, Ohio.
Net loss attributable to Forest City Enterprises, Inc. for the nine months ended October 31, 2009 was $36,852,000 versus $67,903,000 for the nine months ended October 31, 2008. This variance is primarily attributable to the following increases, which are net of tax and noncontrolling interests:
•	$25,182,000 ($41,134,000, pre-tax, which includes $1,749,000 for unconsolidated entities) related to the 2009 early extinguishment of nonrecourse mortgage debt at an underperforming retail project and Gladden Farms, a land development project located in Marana, Arizona and the gain on early extinguishment of debt on the exchange of a portion of our 2011 Notes for a new issue of puttable equity-linked senior notes due October 15, 2014 (see the “Puttable Equity-Linked Senior Notes due 2011” section of the MD&A);

•	$10,902,000 ($17,808,000, pre-tax) of decreased write-offs of abandoned development projects in 2009 compared to 2008;

•	$7,630,000 ($12,434,000, pre-tax) related to the reduction in fair value of the DURA purchase obligation and fee, that resulted from the Lehman Brothers, Inc. bankruptcy in 2008;

•	$2,784,000 ($4,548,000, pre-tax) related the 2009 gain on disposition of Grand Avenue, a specialty retail center in Queens, New York;

•	$2,753,000 ($4,498,000, pre-tax) related to the 2009 gain on disposition of our unconsolidated investment in Boulevard Towers;

•	$2,596,000 ($4,241,000, pre-tax, which includes $1,449,000 for unconsolidated entities) related to an increase in income recognized on the sale of state and federal Historic Preservation Tax Credits and New Market Tax Credits;

•	$2,203,000 ($3,599,000, pre-tax) related to a gain recognized in 2009 for insurance proceeds received related to fire damage of an apartment building in excess of the net book value of the damaged asset;

•	$1,860,000 ($3,031,000, pre-tax) related to the 2008 participation payments on the refinancing of 350 Massachusetts Avenue, an unconsolidated office building and Jackson Building, a consolidated office building, both located in Cambridge, Massachusetts;

•	$1,622,000 ($2,649,000, pre-tax) related to the change in fair market value of derivatives between the comparable periods, which was marked to market through interest expense as a result of the derivatives not qualifying for hedge accounting;

•	$1,467,000 ($2,396,000, pre-tax) related to the 2009 net gain on an industrial land sale at Mesa del Sol in Albuquerque, New Mexico; and

•	$1,295,000 ($2,039,000, pre-tax) related to a decrease in allocated losses from our equity investment in the New Jersey Nets basketball team (see “The Nets” section of the MD&A).
These increases were partially offset by the following decreases, net of tax and noncontrolling interests:
•	$25,418,000 ($41,536,000, pre-tax) related to the 2009 increase in impairment charges of consolidated (including discontinued properties) and unconsolidated entities;

•	$5,245,000 ($8,117,000, pre-tax) primarily related to military housing fee income from the management and development of units in Hawaii, Illinois, Washington and Colorado;

•	$5,294,000 ($8,627,000, pre-tax) related to the 2008 gain on disposition of Sterling Glen of Lynbrook, a supported-living apartment community in Lynbrook, New York;

•	$2,448,000 ($3,998,000, pre-tax) related to the 2009 participation payment on the refinancing of 45/75 Sidney Street;

•	$2,441,000 ($3,978,000, pre-tax) related to the 2008 lease termination fee income at an office building in Cleveland, Ohio; and

•	$2,056,000 ($3,350,000, pre-tax) related to the 2008 gain on the sale of an ownership interest in a parking management company.

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, operating expenses, interest expense, equity in earnings (loss) of unconsolidated entities and impairment of unconsolidated entities by segment for the three and nine months ended October 31, 2009 and 2008, respectively. See discussion of these amounts by segment in the narratives following the tables.

	Three Months Ended October 31,			Nine Months Ended October 31,
	2008			2008
	2009	(As Adjusted)	Variance	2009	(As Adjusted)	Variance
	(in thousands)			(in thousands)
Revenues from Real Estate Operations
Commercial Group	$237,162	$240,896	$(3,734)	$704,586	$694,994	$9,592
Commercial Group Land Sales	4,155	6,747	(2,592)	16,169	20,997	(4,828)
Residential Group	58,663	72,475	(13,812)	198,643	220,172	(21,529)
Land Development Group	6,120	10,263	(4,143)	13,491	23,844	(10,353)
The Nets	–	–	–	–	–	–
Corporate Activities	–	–	–	–	–	–

Total Revenues from Real Estate Operations	$306,100	$330,381	$(24,281)	$932,889	$960,007	$(27,118)

Operating Expenses
Commercial Group	$113,604	$119,363	$(5,759)	$332,703	$363,336	$(30,633)
Cost of Commercial Group Land Sales	3,030	4,224	(1,194)	10,521	12,596	(2,075)
Residential Group	35,110	44,455	(9,345)	134,110	142,655	(8,545)
Land Development Group	11,224	25,323	(14,099)	24,049	44,847	(20,798)
The Nets	–	–	–	–	–	–
Corporate Activities	8,716	7,076	1,640	30,617	29,872	745

Total Operating Expenses	$171,684	$200,441	$(28,757)	$532,000	$593,306	$(61,306)

Interest Expense
Commercial Group	$62,770	$64,777	$(2,007)	$175,916	$177,171	$(1,255)
Residential Group	5,512	12,411	(6,899)	21,460	28,359	(6,899)
Land Development Group	817	(127)	944	1,623	(299)	1,922
The Nets	–	–	–	–	–	–
Corporate Activities	18,764	20,020	(1,256)	59,435	54,219	5,216

Total Interest Expense	$87,863	$97,081	$(9,218)	$258,434	$259,450	$(1,016)

Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$3,386	$2,027	$1,359	$4,965	$4,274	$691
Gain on disposition of Emery-Richmond	–	200	(200)	–	200	(200)
Gain on disposition of One International Place	–	–	–	–	881	(881)
Residential Group	2,029	2,225	(196)	4,949	7,335	(2,386)
Gain on disposition of Boulevard Towers	4,498	–	4,498	4,498	–	4,498
Land Development Group	2,304	2,209	95	4,952	6,429	(1,477)
The Nets	(10,853)	(9,859)	(994)	(29,841)	(31,880)	2,039
Corporate Activities	–	–	–	–	–	–

Total Equity in Loss of Unconsolidated Entities	$1,364	$(3,198)	$4,562	$(10,477)	$(12,761)	$2,284

Impairment of Unconsolidated Entities
Commercial Group	$7,217	$–	$7,217	$8,828	$1,263	$7,565
Residential Group	4,713	–	4,713	24,303	4,398	19,905
Land Development Group	1,270	–	1,270	1,532	365	1,167
The Nets	–	–	–	–	–	–
Corporate Activities	–	–	–	–	–	–

Total Impairment of Unconsolidated Entities	$13,200	$–	$13,200	$34,663	$6,026	$28,637

Commercial Group
Revenues from Real Estate Operations – Revenues from real estate operations for the Commercial Group, including the segment’s land sales, decreased by $6,326,000, or 2.6%, for the three months ended October 31, 2009 compared to the same period in the prior year. The variance is primarily attributable to the following decreases:
•	$3,978,000 related to lease termination fee income in 2008 at an office building in Cleveland, Ohio that did not recur; and
•	$2,592,000 related to decreases in commercial outlot land sales primarily at White Oak Village in Richmond, Virginia, Orchard Town Center in Westminster, Colorado and Victoria Gardens in Rancho Cucamonga, California, which were partially offset by increases at Salt Lake City in Utah and Ridge Hill in Yonkers, New York.
These decreases were partially offset by the following increase:
•	$5,483,000 related to new property openings as noted in the table below.
The balance of the remaining decrease of $5,239,000 was generally due to downward trends in occupancies and rental rates primarily in the retail sector.
Revenues from real estate operations for the Commercial Group, including the segment’s land sales, increased by $4,764,000, or 0.7%, for the nine months ended October 31, 2009 compared to the same period in the prior year. The variance is primarily attributable to the following increases:
•	$19,443,000 related to new property openings as noted in the table below; and
•	$3,028,000 related to increased revenues earned on a construction contract with the New York City School Construction Authority for the construction of a school at Beekman, a development project in Manhattan, New York. This represents a reimbursement of costs that is included in operating expenses discussed below.
These increases were partially offset by the following decreases:
•	$4,828,000 related to decreases in commercial outlot land sales primarily at Short Pump Town Center in Richmond, Virginia, White Oak Village, Orchard Town Center and Saddle Rock Village in Aurora, Colorado, which were partially offset by increases in commercial outlot land sales at Salt Lake City, Victoria Gardens and Ridge Hill, and
•	$3,978,000 related to lease termination fee income in 2008 at an office building in Cleveland, Ohio that did not recur.
The balance of the remaining decrease of $8,901,000 was generally due to downward trends in occupancies and rental rates primarily in the retail sector.
Operating and Interest Expenses – Operating expenses decreased $6,953,000, or 5.6%, for the three months ended October 31, 2009 compared to the same period in the prior year. The variance is primarily attributable to the following decreases:
•	$4,016,000 related to decreased write-offs of abandoned development projects; and
•	$1,194,000 related to decreases in commercial outlot land sales primarily at White Oak Village, Orchard Town Center and Victoria Gardens, which was partially offset by an increase in commercial outlot land sales at Salt Lake City and Ridge Hill.
These decreases were partially offset by the following increases:
•	$3,998,000 related to the 2009 participation payment on the refinancing of 45/75 Sidney Street, office buildings in Cambridge, Massachusetts; and
•	$2,075,000 related to new property openings as noted in the table below.
The balance of the remaining decrease of $7,816,000 was generally due to cost reduction activities within the Commercial Group relating to direct property expenses and general operating activities.
Operating expenses decreased $32,708,000, or 8.7%, for the nine months ended October 31, 2009 compared to the same period in the prior year. The variance is primarily attributable to the following decreases:
•	$22,546,000 related to decreased write-offs of abandoned development projects in 2009 compared to 2008, which was primarily due to the 2008 write-off at Summit at Lehigh Valley;

•	$2,075,000 related to decreases in commercial outlot land sales primarily at Short Pump Town Center, White Oak Village, Orchard Town Center and Saddle Rock Village, which were partially offset by an increase in commercial outlot land sales at Salt Lake City and Ridge Hill; and
•	$1,759,000 related to the 2008 participation payment on the refinancing at Jackson Building, an office building in Cambridge, Massachusetts that did not recur.
These decreases were partially offset by the following increases:
•	$6,994,000 related to new property openings as noted in the table below;
•	$3,998,000 related to the 2009 participation payment on the refinancing of 45/75 Sidney Street; and
•	$3,028,000 related to construction of a school at Beekman. These costs are reimbursed by the New York City School Construction Authority and are included in revenues from real estate operations discussed above.
The balance of the remaining decrease of $20,348,000 was generally due to cost reduction activities within the Commercial Group relating to direct property expenses and general operating activities.
Interest expense for the Commercial Group decreased by $2,007,000, or 3.1%, for the three months ended October 31, 2009 and by $1,255,000, or 0.7%, for the nine months ended October 31, 2009 compared to the same periods in the prior year. The variances are primarily attributable to decreases in variable interest rates offset by increases primarily attributable to the openings of the properties listed in the table below.
The following table presents the increases (decreases) in revenues and operating expenses incurred by the Commercial Group for newly-opened properties for the three and nine months ended October 31, 2009 compared to the same period in the prior year:

				Three Months Ended		Nine Months Ended
				October 31, 2009 vs. 2008		October 31, 2009 vs. 2008
				Revenues		Revenues
				from		from
		Quarter - Year	Square	Real Estate	Operating	Real Estate	Operating
Newly - Opened Properties	Location	Opened	Feet	Operations	Expenses	Operations	Expenses
				(in thousands)		(in thousands)
Retail Centers:
Promenade at Temecula Expansion	Temecula, California	Q1-2009	127,000	$580	$286	$1,307	$632
White Oak Village	Richmond, Virginia	Q3-2008	800,000	1,438	280	5,113	1,483
Shops at Wiregrass	Tampa, Florida	Q3-2008	642,000	2,960	1,088	8,728	3,977
Orchard Town Center	Westminster, Colorado	Q1-2008	980,000	137	576	2,404	423

Office Building:
Johns Hopkins — 855 North Wolfe Street	East Baltimore, Maryland	Q1-2008	279,000	368	(155)	1,891	479

Total				$5,483	$2,075	$19,443	$6,994

Comparable occupancy for the Commercial Group is 90.1% and 89.4% for retail and office, respectively, as of October 31, 2009 compared to 91.6% and 90.0%, respectively, as of October 31, 2008. Retail and office occupancy as of October 31, 2009 and 2008 is based on square feet leased at the end of the fiscal quarter. Average occupancy for hotels for the nine months ended October 31, 2009 is 68.5% compared to 70.7% for the nine months ended October 31, 2008.
As of October 31, 2009, the average base rent per square feet expiring for retail and office leases is $26.17 and $31.30, respectively, compared to $26.49 and $30.77, respectively, as of October 31, 2008. Square feet of expiring leases and average base rent per square feet are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases. The average daily rate (“ADR”) for our hotel portfolio is $139.56 and $146.07 for the nine months ended October 31, 2009 and 2008, respectively. ADR is an operating statistic and is calculated by dividing revenue by the number of rooms sold for all hotels that were open and operating for both the nine months ended October 31, 2009 and 2008.

Residential Group
Revenues from Real Estate Operations – Included in revenues from real estate operations is fee income related to the development and construction management of military housing projects. Military housing fee income and related operating expenses may vary significantly from period to period based on the timing of development and construction activity at each applicable project. Revenues from real estate operations for the Residential Group decreased by $13,812,000, or 19.1%, during the three months ended October 31, 2009 compared to the same period in the prior year. The variance is primarily attributable to the following decrease:
•	$15,617,000 related to military housing fee income from development and management of military housing units located primarily on the islands of Oahu and Kauai, Hawaii, Chicago, Illinois, Seattle, Washington, and Colorado Springs, Colorado (see the “Military Housing Fee Revenues” section below for further detail).
This decrease was partially offset by the following increases:
•	$1,598,000 related to the cancellation of a net leasing arrangement whereby we assumed the operations from the lessee at Forest Trace in Lauderhill, Florida; and
•	$1,522,000 related to new property openings and acquired properties as noted in the table below.
The balance of the remaining decrease of $1,315,000 was generally due to downward trends in occupancy and net rental rates.
Revenues from real estate operations for the Residential Group decreased by $21,529,000, or 9.8%, during the nine months ended October 31, 2009 compared to the same period in the prior year. This variance is primarily attributable to the following decrease:
•	$49,031,000 related to military housing fee income from development and management of military housing units located primarily on the islands of Oahu and Kauai, Hawaii, Chicago, Illinois, Seattle, Washington, and Colorado Springs, Colorado (see the “Military Housing Fee Revenues” section below for further detail).
This decrease was partially offset by the following increases:
•	$14,000,000 related to the land sale and related development opportunity in Mamaroneck, New York;
•	$7,390,000 related to insurance premiums earned from an owner’s controlled insurance program;
•	$5,217,000 related to the cancellation of a net leasing arrangement whereby we assumed the operations from the lessee at Forest Trace; and
•	$3,485,000 related to new property openings and acquired properties as noted in the table below.
The balance of the remaining decrease of $2,590,000 was generally due to downward trends in occupancy and net rental rates.
Operating and Interest Expenses – Operating expenses for the Residential Group decreased by $9,345,000, or 21.0%, during the three months ended October 31, 2009 compared to the same period in the prior year. This variance is primarily attributable to the following decreases:
•	$6,677,000 related to expenditures associated with military housing fee revenues; and
•	$4,725,000 related to write-offs of abandoned development projects.
These decreases were partially offset by the following increases:
•	$2,468,000 related to the cancellation of the net lease arrangement at Forest Trace;and
•	$355,000 related to new property openings and acquired properties as noted in the table below.
The balance of the remaining decrease of $766,000 was generally due to cost reduction activities within the Residential Group relating to direct property expenses and general operating activities.
Operating expenses for the Residential Group decreased by $8,545,000, or 6.0%, during the nine months ended October 31, 2009 compared to the same period in the prior year. This variance is primarily attributable to the following decrease:
•	$32,791,000 related to expenditures associated with military housing fee revenues.

This decrease was partially offset by the following increases:
•	$14,000,000 related to the cost of the land sale and related development opportunity in Mamaroneck, New York;

•	$7,484,000 related to the cancellation of the net lease arrangement at Forest Trace;

•	$3,553,000 related to insurance expenses associated with an owner’s controlled insurance program;

•	$2,492,000 related to increased write-offs of abandoned development projects; and

•	$1,730,000 related to new property openings and acquired properties as noted in the table below.
The balance of the remaining decrease of $5,013,000 was generally due to cost reduction activities within the Residential Group relating to direct property expenses and general operating activities.
Interest expense for the Residential Group decreased by $6,899,000, or 55.6%, during the three months ended October 31, 2009 and $6,899,000, or 24.3%, for the nine months ended October 31, 2009 compared to the same periods in the prior year. These decreases are primarily attributable to decreases in variable interest rates partially offset by increases related to the openings and acquisitions of the properties listed in the below table.
The following table presents the increases in revenues and operating expenses incurred by the Residential Group for newly-opened/acquired properties for the three and nine months ended October 31, 2009 compared to the same period in the prior year:

				Three Months Ended		Nine Months Ended
				October 31, 2009 vs. 2008		October 31, 2009 vs. 2008
				Revenues		Revenues
				from		from
		Quarter - Year	Leasable	Real Estate	Operating	Real Estate	Operating
Property	Location	Opened	Units	Operations	Expenses	Operations	Expenses

				(in thousands)		(in thousands)

Hamel Mill Lofts	Haverhill, Massachusetts	Q4-2008 (1)	305	$217	$46	$430	$872
Lucky Strike	Richmond, Virginia	Q1-2008	131	211	57	711	150
Mercantile Place on Main	Dallas, Texas	Q1-2008/Q4-2008	366	844	71	2,094	527
North Church Towers	Parma Heights, Ohio	Q3-2009 (2)	399	250	181	250	181

Total				$1,522	$355	$3,485	$1,730

(1)	Property to open in phases.
(2)	Acquired property.
Comparable average occupancy for the Residential Group is 90.4% and 92.4% for the nine months ended October 31, 2009 and 2008, respectively. Average residential occupancy for the nine months ended October 31, 2009 and 2008 is calculated by dividing gross potential rent less vacancy by gross potential rent. Total average occupancy excludes military housing units.
Comparable average net rental income (“NRI”) for the Residential Group was 87.3% and 90.2% for the nine months ended October 31, 2009 and 2008, respectively. This decrease is primarily a result of increased vacancies due to soft market conditions and increased rent concessions in an effort to keep occupancy from declining. Comparable average NRI is calculated by dividing gross potential rent less vacancies and rent concessions by gross potential rent for properties that were open and operating in both the nine months ended October 31, 2009 and 2008. Comparable NRI excludes military housing units.
Military Housing Fee Revenues – Revenues for development fees related to our military housing projects are earned based on a contractual percentage of the actual development costs incurred by the military housing projects and are recognized on a monthly basis as the costs are incurred. We also recognize additional development incentive fees upon successful completion of certain criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements. Base development and development incentive fees of $2,723,000 and $9,322,000 were recognized during the three and nine months ended October 31, 2009, respectively, and $16,792,000 and $55,500,000 during the three and nine months ended October 31, 2008, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Revenues for construction management fees are earned based on a contractual percentage of the actual construction costs incurred by the military housing projects and are recognized on a monthly basis as the costs are incurred. We also recognize certain construction incentive fees based upon successful completion of certain criteria as set forth in the construction contracts. Base construction and construction incentive fees of $1,731,000 and $7,385,000 were recognized during the three and nine months ended October 31, 2009, respectively, and $3,172,000 and $11,022,000 during the three and nine months ended October 31, 2008, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.

Revenues for property management and asset management fees are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, that is generated by the military housing privatization projects as defined in the agreements. We also recognize certain property management incentive fees based upon successful completion of certain criteria as set forth in the property management agreements. Property management, management incentive and asset management fees of $3,634,000 and $11,467,000 were recognized during the three and nine months ended October 31, 2009, respectively, and $3,741,000 and $10,683,000 during the three and nine months ended October 31, 2008, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Land Development Group
Revenues from real estate operations – Land sales and the related gross margins vary from period to period depending on the timing of sales and general market conditions relating to the disposition of significant land holdings. Our land sales have been impacted by slowing demand from home buyers in certain core markets for the land business, reflecting conditions throughout the housing industry. Revenues from real estate operations for the Land Development Group decreased by $4,143,000 for the three months ended October 31, 2009 compared to the same period in the prior year. This variance is primarily attributable to the following decreases:
•	$4,335,000 related to lower land sales at Summers Walk in Davidson, North Carolina; and

•
$1,153,000 related to lower land sales primarily at Legacy Lakes in Aberdeen, North Carolina and Mill Creek in York County, South Carolina, combined with several smaller decreases in land sales at other land development projects.

These decreases were partially offset by the following increase:
•
$1,345,000 related to higher land sales primarily at Gladden Farms in Marana, Arizona and higher unit sales at Rockport Square in Lakewood, Ohio, combined with several smaller increases in land sales at other land development projects.

Revenues from real estate operations for the Land Development Group decreased by $10,353,000 for the nine months ended October 31, 2009 compared to the same period in the prior year. This variance is primarily attributable to the following decreases:
•	$8,109,000 related to lower land sales at Summers Walk and Tangerine Crossing in Tucson, Arizona and lower unit sales at Rockport Square;

•	$2,128,000 primarily related to reduced fee income and profit participation due to lower home sales at Stapleton in Denver, Colorado; and

•	$2,057,000 related to lower land sales primarily at Legacy Lakes and Mill Creek, combined with several smaller decreases in land sales at other land development projects.
These decreases were partially offset by the following increase:
•	$1,941,000 related to higher land sales primarily at Creekstone in Copley, Ohio and Gladden Farms, combined with several smaller increases in land sales at other land development projects.
Operating and Interest Expenses – Operating expenses decreased by $14,099,000 for the three months ended October 31, 2009 compared to the same period in the prior year. This variance is primarily attributable to the following decreases:
•
$14,216,000 at Stapleton primarily related to the $13,816,000 reduction in fair value of the DURA purchase obligation and fee, that resulted from the Lehman Brothers, Inc. bankruptcy in 2008 (see the “Other Structured Financing Arrangements” section of the MD&A);

•	$2,786,000 related to lower land sales at Summers Walk; and

•	$1,254,000 primarily related to lower land sales at Legacy Lakes, Mill Creek and other land development projects along with reduced payroll costs and specific cost reduction activities.
These decreases were partially offset by the following increases:
•
$1,657,000 primarily related to higher land sales at Gladden Farms and higher unit sales at Rockport Square, combined with several smaller increases in land sales at other land development projects; and

•	$2,500,000 legal settlement related to a former joint venture.

Operating expenses decreased by $20,798,000 for the nine months ended October 31, 2009 compared to the same period in the prior year. This variance is primarily attributable to the following decreases:
•
$17,954,000 at Stapleton primarily related to the $13,816,000 reduction in fair value of the DURA purchase obligation and fee, that resulted from the Lehman Brothers, Inc. bankruptcy in 2008 (see the “Other Structured Financing Arrangements” section of the MD&A) along with reduced payroll costs and specific cost reduction activities;

•	$5,446,000 related to lower land sales at Summers Walk and Tangerine Crossing and lower unit sales at Rockport Square; and

•	$2,888,000 primarily related to lower land sales at Legacy Lakes, Mill Creek and other land development projects along with reduced payroll costs and specific cost reduction activities.
These decreases were partially offset by the following increases:
•
$2,990,000 primarily related to higher land sales at Creekstone, Gladden Farms and other land development projects, combined with several smaller increases in land sales at other land development projects; and

•	$2,500,000 legal settlement related to a former joint venture.
Interest expense for the Land Development Group increased by $944,000 for the three months ended October 31, 2009 and $1,922,000 for the nine months ended October 31, 2009 compared to the same periods in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.
The Nets
Our equity investment in The Nets incurred a pre-tax loss of $10,853,000 and $29,841,000 for the three and nine months ended October 31, 2009, respectively, representing an increase in allocated losses of $994,000 and a decrease of $2,039,000 compared to the same periods in the prior year. Generally accepted accounting principles require us to report losses, including significant non-cash losses resulting from amortization, in excess of our legal ownership of approximately 23%. For both the nine months ended October 31, 2009 and 2008, we recognized approximately 62% of the net loss because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of The Nets.
Included in the losses for the nine months ended October 31, 2009 and 2008 are approximately $12,750,000 and $14,934,000, respectively, of amortization, at our share, of certain assets related to the purchase of the team. The remainder of the losses substantially relate to the operations of the team. Consistent with prior years, the team is expected to continue to operate at a loss for the remainder of 2009.
Corporate Activities
Operating and Interest Expenses – Operating expenses for Corporate Activities increased by $1,640,000 for the three months ended October 31, 2009 and $745,000 for the nine months ended October 31, 2009 compared to the same periods in the prior year. The increase of $1,640,000 for the three months ended October 31, 2009 was primarily attributable to an increase in charitable contributions of $541,000 and other general corporate expenses. The increase of $745,000 for the nine months ended October 31, 2009 was primarily related to company-wide severance and outplacement expenses of $8,720,000 offset by cost savings initiatives that resulted in reductions in compensation and related benefits of $2,195,000, charitable contributions of $1,919,000 and $3,861,000 of general corporate expenses.
Interest expense for Corporate Activities consists primarily of interest expense on the senior notes and the bank revolving credit facility, excluding the portion allocated to the Land Development Group (see the “Financial Condition and Liquidity” section). Interest expense decreased by $1,256,000 for the three months ended October 31, 2009 and increased by $5,216,000 for the nine months ended October 31, 2009 compared to the same periods in the prior year. The decrease of $1,256,000 for the three months ended October 31, 2009 related to reduced interest on the credit facility as a result of decreased borrowings and decreased borrowing costs, reduced non-cash interest expense recognized on our 3.625% Puttable Equity-Linked Senior Notes due 2011, offset with increased interest expense on the corporate interest rate swaps, due to a reduction in the LIBOR rate. The increase of $5,216,000 for the nine months ended October 31, 2009 related to increased interest on the credit facility due to increased borrowings in addition to increased interest expense related to corporate interest rate swaps.
Other Activity
The following items are discussed on a consolidated basis.

Depreciation and Amortization
We recorded depreciation and amortization of $66,393,000 and $199,659,000 for the three and nine months ended October 31, 2009, respectively, which is an increase of $2,355,000, or 3.7%, and $1,049,000, or 0.5%, compared to the same periods in the prior year.
Impairment of Real Estate
We review our real estate portfolio, including land held for development or sale, for impairment whenever events or changes indicate that our carrying value of the long-lived assets may not be recoverable. In cases where we do not expect to recover our carrying costs, we record an impairment charge in accordance with accounting guidance on the impairment of long-lived assets. During the three and nine months ended October 31, 2009, we recorded an impairment of certain real estate assets in continuing operations of $549,000 and $3,124,000, respectively. The amounts for 2009 represent impairments of real estate of $2,000,000 primarily related to two land development projects, Gladden Farms and Tangerine Crossing located in Marana and Tucson, Arizona, respectively, and $1,124,000 related to the residential land sale and related development opportunity in Mamaroneck, New York, which occurred during the three months ended April 30, 2009. In addition, included in discontinued operations is an impairment of real estate for two properties that were sold during the three months ended October 31, 2009 (see the “Discontinued Operations” section of the MD&A). These impairments represent a write down to the estimated fair value due to a change in events, such as a purchase offer and/or consideration of current market conditions related to the estimated future cash flows. We did not record any impairments of real estate during the three and nine months ended October 31, 2008.
Impairment of Unconsolidated Entities
We review our portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate that our carrying value in the investments may be in excess of fair value. An equity method investment’s value is impaired only if management’s estimates of its fair value is less than the carrying value and such difference is deemed to be other-than-temporary. In order to arrive at the estimates of fair value of our unconsolidated entities, we use varying assumptions that may include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, which are considered to be Level 3 inputs under accounting guidance related to estimating fair value.
The following table summarizes our impairment of unconsolidated entities for the three and nine months ended October 31, 2009 and 2008, which are included in the Consolidated Statements of Operations.

		Three Months Ended		Nine Months Ended
		October 31,		October 31,
		2009	2008	2009	2008

		(in thousands)		(in thousands)
Apartment Communities:
Millender Center	(Detroit, Michigan)	$3,247	$-	$10,317	$-
Uptown Apartments	(Oakland, California)	-	-	6,781	-
Metropolitan Lofts	(Los Angeles, California)	1,466	-	2,505	-
Residences at University Park	(Cambridge, Massachusetts)	-	-	855	-
Fenimore Court	(Detroit, Michigan)	-	-	693	-
Mercury (Condominium)	(Los Angeles, California)	-	-	-	4,098
Classic Residence by Hyatt (Supported-Living Apartments)	(Yonkers, New York)	-	-	3,152	-
Specialty Retail Centers:
Southgate Mall	(Yuma, Arizona)	-	-	1,611	-
El Centro Mall	(El Centro, California)	-	-	-	1,263
Pittsburgh Peripheral (Land Project)	(Pittsburgh, Pennsylvania)	7,217	-	7,217	-
Shamrock Business Center (Land Project)	(Painesville, Ohio)	1,150	-	1,150	-
Other		120	-	382	665

Total Impairment of Unconsolidated Entities		$13,200	$-	$34,663	$6,026

Write-Off of Abandoned Development Projects
On a quarterly basis, we review each project under development to determine whether it is probable the project will be developed. If we determine that the project will not be developed, project costs are written off to operating expenses as an abandoned development project cost. We may abandon certain projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or due to third party challenges related to entitlements or public financing. As a result, we may fail to recover expenses already incurred in exploring development opportunities. We recorded write-offs of abandoned development projects of $3,758,000 and $21,398,000 for the three and nine months ended October 31, 2009, respectively, and $12,500,000 and $41,452,000 for the three and nine months ended October 31, 2008, respectively, which were recorded in operating expenses in the Consolidated Statements of Operations.

Amortization of Mortgage Procurement Costs
We amortize mortgage procurement costs on a straight-line basis over the life of the related nonrecourse mortgage debt, which approximates the effective interest method. For the three and nine months ended October 31, 2009, we recorded amortization of mortgage procurement costs of $3,562,000 and $10,645,000, respectively. Amortization of mortgage procurement costs increased $724,000 and $1,922,000 for the three and nine months ended October 31, 2009, respectively, compared to the same periods in the prior year primarily related to new property openings.
Gain (Loss) on Early Extinguishment of Debt
For the three and nine months ended October 31, 2009, we recorded $28,902,000 and $37,965,000, respectively, as gain on early extinguishment of debt. The amounts for 2009 include the $24,219,000 gain on early extinguishment of nonrecourse mortgage debt at an underperforming retail project, the $9,466,000 gain on early extinguishment of nonrecourse mortgage debt at Gladden Farms, a land development project located in Marana, Arizona and the $4,683,000 gain related to the exchange of a portion of the Company’s 2011 Notes for a new issue of 2014 Notes (see the “Puttable Equity-Linked Senior Notes due 2011” section of the MD&A). These gains were partially offset by a charge to early extinguishment of debt as a result of the payment of $20,400,000 in redevelopment bonds by a consolidated wholly-owned subsidiary of ours (see the “Subordinated Debt” section of the MD&A). For the three and nine months ended October 31, 2008, we recorded $3,692,000 and $(1,539,000), respectively, as gain (loss) on early extinguishment of debt. The amounts for 2008 include gains on the early extinguishment of debt of a portion of our puttable equity-linked senior notes due October 15, 2011 (see the “Puttable Equity-Linked Senior Notes due 2011” section of the MD&A) and on the early extinguishment of the Urban Development Action Grant loan at Post Office Plaza, an office building located in Cleveland, Ohio. These gains were offset by the impact of early extinguishment of nonrecourse mortgage debt at Galleria at Sunset, a regional mall located in Henderson, Nevada, and 1251 S. Michigan and Sky55, apartment communities located in Chicago, Illinois, in order to secure more favorable financing terms.
Interest and Other Income
Interest and other income was $5,522,000 and $23,924,000 for the three and nine months ended October 31, 2009, respectively, compared to $6,752,000 and $27,976,000 for the three and nine months ended October 31, 2008, respectively. The decrease of $1,230,000 for the three months ended October 31, 2009 compared to the same period in the prior year is generally due to lower interest earned on our cash and restricted cash balances maintained with financial institutions, offset by an increase of $394,000 related to the income recognition on the sale of historic preservation and new market tax credits. The decrease of $4,052,000 for the nine months ended October 31, 2009 compared to the same period in the prior year is primarily due to the following decreases: $4,546,000 related to the income earned on the DURA purchase obligation and fee in 2008 that did not recur (see the “Other Structured Financing Arrangements” section of the MD&A) and $3,350,000 related to the 2008 gain on the sale of an ownership interest in a parking management company. These decreases were partially offset by a gain recognized in 2009 of $3,599,000 related to insurance proceeds received due to fire damage at an apartment building in excess of the net book value of the damaged asset and an increase of $2,792,000 related to the income recognition on the sale of historic preservation and new market tax credits. The remaining decrease is generally due to lower interest earned on our cash and restricted cash balances maintained with financial institutions.
Income Taxes
Income tax benefit for the three months ended October 31, 2009 and 2008 was $(2,895,000) and $(11,916,000), respectively. Income tax benefit for the nine months ended October 31, 2009 and 2008 was $(25,874,000) and $(28,382,000), respectively. The difference in the income tax benefit reflected in the Consolidated Statements of Operations versus the income tax benefit computed at the statutory federal income tax rate is primarily attributable to state income taxes, the cumulative effect of changing our effective tax rate, additional state NOL’s and general business credits, changes to the valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax generally accepted accounting principles (“GAAP”) income and taxable income.
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

We apply the “with-and-without” methodology for recognizing excess tax benefits from the deduction of stock-based compensation. The net operating loss available for the tax return, as is noted in the paragraph above, is significantly greater than the net operating loss available for the tax provision due to excess deductions from stock-based compensation reported on the return, as well as the impact of adjustments to the net operating loss under the accounting guidance on accounting for uncertainty in income taxes. We have not recorded a net deferred tax asset of approximately $17,096,000, as of January 31, 2009, from excess stock-based compensation deductions taken on our tax return for which a benefit has not yet been recognized in our tax provision.
Accounting for Uncertainty in Income Taxes
Unrecognized tax benefits represent those tax benefits related to tax positions that have been taken or are expected to be taken in tax returns that are not recognized in the financial statements because we have either concluded that it is not more likely than not that the tax position will be sustained if audited by the appropriate taxing authority or the amount of the benefit will be less than the amount taken or expected to be taken in our income tax returns.
As of October 31 and January 31, 2009, we had unrecognized tax benefits of $1,636,000 and $1,481,000, respectively. We recognize estimated interest payable on underpayments of income taxes and estimated penalties that may result from the settlement of some uncertain tax positions as components of income tax expense. As of October 31 and January 31, 2009, we had approximately $501,000 and $463,000, respectively, of accrued interest related to uncertain income tax positions. Income tax expense (benefit) relating to interest and penalties on uncertain tax positions of $(87,000) and $37,000 for the three and nine months ended October 31, 2009, respectively, and $35,000 and $(297,000) for the three and nine months ended October 31, 2008, respectively, was recorded in the Consolidated Statements of Operations. We settled Internal Revenue Service audits of two of our partnership investments, one during the three months ended October 31, 2009 and one during the nine months ended October 31, 2008, both of which resulted in a decrease in our unrecognized tax benefits and associated accrued interest and penalties.
The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized as of October 31, 2009 and 2008, is $172,000 and $339,000, respectively. Based upon our assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded at October 31, 2009. Included in the $1,636,000 of unrecognized benefits noted above is $1,415,000 which, due to the reasons above, could significantly decrease during the next twelve months.
Equity in Earnings (Loss) of Unconsolidated Entities – (also see the “Impairment of Unconsolidated Entities” section of the MD&A)
Equity in earnings of unconsolidated entities was $1,364,000 for the three months ended October 31, 2009 compared to equity in loss of unconsolidated entities of $3,198,000 for the three months ended October 31, 2008, representing a variance of $4,562,000. This variance is primarily attributable to the following increases that occurred within our equity method investments:
-	Residential Group
•	$4,498,000 related to the 2009 gain on disposition of our partnership interest in Boulevard Towers, an apartment community in Amherst, New York.
-	Land Development Group
•	$1,874,000 related to the 2009 gain on early extinguishment of nonrecourse mortgage debt at Shamrock Business Center in Painesville, Ohio.
These increases were partially offset by the following decreases:
-	Land Development Group
•	$2,373,000 related to decreased sales at Central Station, located in Chicago, Illinois.
-	The Nets
•	$994,000 related to an increase in allocated losses in The Nets (see “The Nets” section of the MD&A).
The balance of the remaining increase of $1,557,000 was due to fluctuations in the operations of our equity method investments.

Equity in loss of unconsolidated entities was $10,477,000 for the nine months ended October 31, 2009 compared to $12,761,000 for the nine months ended October 31, 2008, representing a variance of $2,284,000. This variance is primarily attributable to the following increases that occurred within our equity method investments:
-	Residential Group
•	$4,498,000 related to the 2009 gain on disposition of our partnership interest in Boulevard Towers.
-	Land Development Group
•	$2,396,000 related to the 2009 net gain on an industrial land sale at Mesa Del Sol in Albuquerque, New Mexico.

•	$1,874,000 related to the 2009 gain on early extinguishment of nonrecourse mortgage debt at Shamrock Business Center.
-	The Nets
•	$2,039,000 related to a decrease in allocated losses in The Nets (see “The Nets” section of the MD&A).
-	Commercial Group
•	$1,272,000 related to the 2008 participation payment on the refinancing at 350 Massachusetts Avenue, an office building in Cambridge, Massachusetts.
These increases were partially offset by the following decreases:
-	Land Development Group
•	$6,613,000 related to decreased sales at Central Station.
-	Residential Group
•
$4,207,000 primarily related to lease-up losses at Uptown Apartments, an apartment community in Oakland, California, combined with smaller operating losses at three apartment complexes which were acquired during the second half of 2008.

-	Commercial Group
•	$1,081,000 related to the 2008 gains on disposition of our partnership interests in One International Place and Emery-Richmond, office buildings in Cleveland, Ohio and Warrensville Heights, Ohio, respectively.
The balance of the remaining increase of $2,106,000 was due to fluctuations in the operations of our equity method investments.
Discontinued Operations
All revenues and expenses of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Operations for the three and nine months ended October 31, 2009 and 2008. We consider assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing. There were no assets classified as held for sale at October 31 or January 31, 2009.
During the nine months ended October 31, 2009, we sold Grand Avenue, a specialty retail center in Queens, New York, which generated a pre-tax gain on disposition of rental properties of $4,548,000. The gain along with the operating results of the property through the date of sale is classified as discontinued operations for the nine months ended October 31, 2009 and 2008.
During the year ended January 31, 2008, we consummated an agreement to sell eight (seven operating properties and one property that was under construction at the time of the agreement) and lease four supported-living apartment properties to a third party. Pursuant to the agreement, during the second quarter of 2007, six operating properties and the property under construction were sold. The seventh operating property, Sterling Glen of Lynbrook, was operated by the purchaser under a short-term lease through the date of sale, which occurred on May 20, 2008 and generated a pre-tax gain on disposition of rental properties of $8,627,000. The gain along with the operating results of the property through the date of sale are classified as discontinued operations for the nine months ended October 31, 2008.
The four remaining properties entered into long-term operating leases with the purchaser. On January 30, 2009, the purchase agreement for the sale of Sterling Glen of Rye Brook, whose operating lease had a stated term of ten years, were amended and the property was sold. The operating results of the property for the three and nine months ended October 31, 2008 are classified as discontinued operations. On January 31, 2009, another long-term operating lease with the purchaser that had a stated term of ten years was cancelled and the operations of the property were transferred back to us.

During the three months ended October 31, 2009, negotiations related to amending terms of the purchase agreements for the sales of Sterling Glen of Glen Cove and Sterling Glen of Great Neck indicated the carrying value of these long-lived real estate assets may not be recoverable resulting in an impairment of real estate of $7,138,000 and $2,637,000, respectively, which reduced the carrying value of the long-lived assets to the estimated net sales price. The sale of the two properties closed on September 17 and 30, 2009, respectively, resulting in no gain or loss upon disposition. The operating results of the properties, including the impairment charges, are classified as discontinued operations for the three and nine months ended October 31, 2009 and 2008.
The following table lists the consolidated rental properties included in discontinued operations:

				Three	Nine	Three	Nine
				Months	Months	Months	Months
		Square Feet/	Period	Ended	Ended	Ended	Ended
Property	Location	Number of Units	Disposed	10/31/2009	10/31/2009	10/31/2008	10/31/2008

Commercial Group:
Grand Avenue	Queens, New York	100,000 square feet	Q1-2009	-	Yes	Yes	Yes

Residential Group:
Sterling Glen of Glen Cove	Glen Cove, New York	80 units	Q3-2009	Yes	Yes	Yes	Yes
Sterling Glen of Great Neck	Great Neck, New York	142 units	Q3-2009	Yes	Yes	Yes	Yes
Sterling Glen of Rye Brook	Rye Brook, New York	168 units	Q4-2008	-	-	Yes	Yes
Sterling Glen of Lynbrook	Lynbrook, New York	130 units	Q2-2008	-	-	-	Yes
The operating results related to discontinued operations were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Revenues from real estate operations	$1,688	$4,149	$5,476	$13,114

Expenses
Operating expenses	35	416	430	1,604
Depreciation and amortization	195	1,451	1,347	3,911
Impairment of real estate	9,775	-	9,775	-

	10,005	1,867	11,552	5,515

Interest expense	(502)	(1,883)	(2,184)	(5,721)
Amortization of mortgage procurement costs	(7)	(106)	(50)	(339)

Interest income	-	37	-	136
Gain on disposition of rental properties	-	-	4,548	8,627

Earnings (loss) before income taxes	(8,826)	330	(3,762)	10,302

Income tax expense (benefit)
Current	(3,019)	110	848	(636)
Deferred	(404)	18	(2,307)	4,617
	(3,423)	128	(1,459)	3,981

Net earnings (loss) from discontinued operations	$(5,403)	$202	$(2,303)	$6,321

Disposition of Equity Method Investments
Upon disposition, investments accounted for on the equity method are not classified as discontinued operations in accordance with accounting guidance on the impairment or disposal of long-lived assets; therefore, gains or losses on the sale of equity method investments are reported in continuing operations when sold. On October 6, 2009, we exchanged our 50% ownership interest in Boulevard Towers, located in Amherst, New York, for 100% ownership in North Church Towers, an apartment complex located in Parma Heights, Ohio. The nonmonetary transaction resulted in a gain of $4,498,000 which is included in equity in loss of unconsolidated entities in the Consolidated Statements of Operations. During the three and nine months ended October 31, 2008, we recorded $200,000 and $1,081,000, respectively, related to our proportionate share of the gain on disposition of an equity method investment, Emery-Richmond, located in Warrensville Heights, Ohio ($200,000), and an equity method investment, One International Place, located in Cleveland, Ohio ($881,000), which is included in equity in loss of unconsolidated entities in the Consolidated Statements of Operations.

FINANCIAL CONDITION AND LIQUIDITY
Ongoing economic conditions have negatively impacted the availability and access to capital, particularly for the real estate industry. Originations of new loans for the Commercial Mortgage Backed Securities market have virtually ceased. Financial institutions have significantly reduced their lending with an emphasis on reducing their exposure to commercial real estate. For those institutions still lending, underwriting standards are being tightened with lenders requiring lower loan-to-values, increased debt service coverage levels and higher lending spreads. While the long-term impact is unknown, borrowing costs for us will likely continue to rise and financing levels will continue to decrease over the foreseeable future.
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
Despite the dramatic decrease in development activities, we still intend to complete all projects that are under construction. We continue to make progress on certain other pre-development projects primarily located in core markets. The cash we believe is required to fund our equity in projects under development plus any cash necessary to extend or paydown the remaining 2009 and 2010 debt maturities is anticipated to exceed our cash from operations. As a result, we intend to extend maturing debt or repay it with net proceeds from property sales or future debt or equity financing.
We have proactively taken necessary steps to preserve liquidity by properly aligning our overhead costs with the reduced level of development and acquisition activities and suspension of cash dividends on Class A and Class B common stock. We have also increased liquidity through our May 2009 public offering of 52,325,000 shares of Class A common stock from which we received $329,917,000 in net proceeds, after deducting underwriter discounts, commissions and other offering expenses. We have also effectively extended our unsecured debt maturities by our October 2009 exchange of $167,433,000 of 2011 Notes for a new issue of 3.625% Puttable Equity-Linked Senior Notes due 2014 (“2014 Notes”). Concurrent with the exchange transaction, we generated liquidity by issuing an additional $32,567,000 of 2014 Notes, resulting in net proceeds of $29,764,000 after deducting the discount and estimated offering expenses. In October 2009, we further increased liquidity by issuing $200,000,000 of 5.00% convertible senior notes due 2016, resulting in $177,262,000 of net proceeds after deducting underwriting discounts and estimated offering expenses. We are actively exploring various other options to enhance our liquidity, such as admitting other joint venture partners into some of our properties, potential asset sales and nonrecourse mortgage refinancings. There can be no assurance, however, that any of these other options can be accomplished.
As of October 31, 2009, we had $332,363,000 of mortgage financings with scheduled maturities during the fiscal year ending January 31, 2010, of which $22,280,000 represents scheduled payments. Subsequent to October 31, 2009, we had addressed approximately $96,301,000 of these 2009 maturities, through closed transactions, commitments and/or automatic extensions. We also have extension options available on $184,984,000 of these 2009 maturities, all of which require some predefined condition in order to qualify for the extension, such as meeting or exceeding leasing hurdles, loan to value ratios or debt service coverage requirements. We cannot give assurance that the defined hurdles or milestones will be achieved to qualify for these extensions. We are currently in negotiations to refinance and/or extend the remaining $28,798,000 of scheduled nonrecourse mortgage maturities for the year ended January 31, 2010. We cannot give assurance as to the ultimate result of these negotiations.
As of October 31, 2009, our share of nonrecourse mortgage debt recorded on our unconsolidated subsidiaries amounted to $1,464,577,000 of which $157,804,000 ($3,442,000 represents scheduled payments) was scheduled to mature during the year ending January 31, 2010. Subsequent to October 31, 2009, we had addressed $65,067,000 of these 2009 maturities through closed nonrecourse mortgage transactions, commitments and/or automatic extensions. We also had extension options on $82,711,000 of these 2009 maturities, all of which require predefined condition in order to qualify for the extension, such as meeting or exceeding leasing hurdles, loan to value ratios or debt service coverage requirements. We cannot give assurance that the defined hurdles or milestones will be achieved to qualify for the extensions. We are currently in negotiations to refinance and/or extend the remaining $6,584,000 of scheduled nonrecourse mortgage maturities for the year ended January 31, 2010. We cannot give assurance as to the ultimate result of these negotiations.

Potential Impacts to Our Financial Condition and Liquidity Relating to Brooklyn Atlantic Yards
We are in the process of developing Brooklyn Atlantic Yards (“Atlantic Yards”), which will cost an approximate $4.9 billion over the anticipated construction and development period. This long-term mixed use real estate project in downtown Brooklyn is expected to feature a sports and entertainment arena for the Nets (“Arena”). Due to the nature and magnitude of the project, there is significant development risk as more thoroughly discussed in our “We are Subject to Real Estate Development Risks” risk factor update for Brooklyn Atlantic Yards included in Part II of this Quarterly Report on Form 10-Q (“Risk Factor”).
Significant site acquisition and construction activities have occurred to date but the master closing will not occur until all negotiations with the state and local governmental authorities are completed and agreements finalized including the successful marketing of tax-exempt financing and other sources of funding to support construction of the Arena (“Master Closing”). Master Closing is currently scheduled to occur in late December 2009.
Upon Master Closing and throughout the long-term development of Atlantic Yards, significant private equity will be required from us, our current partners and any future investors to fund infrastructure and construction. During the three-month period ended October 31, 2009, we entered into a letter of intent with an affiliate of Onexim Group, an international private investment firm, to invest $200,000,000 and make certain contingent funding requirements to acquire 45% of the Arena, 80% of the Nets and the rights to purchase up to 20% of the non-Arena portion of the Atlantic Yards development (“LOI”). The LOI requires certain consents and is subject to the satisfaction of various conditions.
While we believe it is probable that the conditions precedent to Master Closing will occur, there can be no assurance they all will be achieved. In addition, there is no assurance that the investment under the LOI will be realized, that our current partners will fund any future equity requirements or that the project will attract any future investors. If any of the foregoing events do not happen, are significantly delayed, or any of the other development risks occur, we may not be able to develop Atlantic Yards to the full scope intended or at all. This may result in a potential impairment or write-off of our investment as well as other potential ramifications as disclosed in the Risk Factor. As of October 31, 2009, we estimate that the maximum at risk for impairment or write-off, if Master Closing does not occur, is approximately $350,000,000 net of prior amortization. In addition, in a worst case scenario, we could be required to refund public subsidies already received and incur other costs together totaling approximately $230,000,000.
Subsequent to October 31, 2009, we have elected to delay a November 30, 2009 scheduled amortization payment of $5,000,000 on our $162,000,000 nonrecourse mortgage secured by all land owned in the Atlantic Yards footprint and were granted an extension until December 10, 2009. We have commenced negotiations with the lender to modify the terms of the mortgage but can give no assurance that these negotiations will be successful. If no agreement is reached under the nonrecourse loan between the parties, we can relinquish the land to the lender in lieu of payment of the mortgage.
Bank Revolving Credit Facility
At October 31 and January 31, 2009, our bank revolving credit facility provides for maximum borrowings of $750,000,000 and matures in March 2010. The credit facility bears interest at our option at either a LIBOR-based rate plus 2.50% (2.75% and 2.98% at October 31 and January 31, 2009, respectively), or a Prime-based rate option plus 1.50%. We have historically elected the LIBOR-based rate option. The credit facility restricts our ability to purchase, acquire, redeem or retire any of our capital stock, and prohibits us from paying any dividends on our capital stock through the maturity date. The credit facility allows certain actions by us or our subsidiaries, such as default in paying debt service or allowing foreclosure on an encumbered real estate asset, only to the extent such actions do not have a material adverse effect, as defined in the agreement, on us. Of the available borrowings, up to $100,000,000 may be used for letters of credit or surety bonds. The credit facility also contains certain financial covenants, including maintenance of certain debt service and cash flow coverage ratios, and specified levels of net worth (as defined in the credit facility). At October 31, 2009, we were in compliance with all of these financial covenants.
Effective October 5, 2009, we entered into a Third Amendment to the bank revolving credit facility in connection with our private placement of our 3.625% Puttable Equity-Linked Senior Notes due 2014 (“2014 Notes”). The amendment permitted us to exchange up to $200,000,000 of our 3.625% Puttable Equity-Linked Senior Notes due 2011 for our 2014 Notes and issue up to $75,000,000 in 2014 Notes, provided that the aggregate amount of 2014 Notes does not exceed $200,000,000 (refer to the “Senior and Subordinated Debt” section of the MD&A).
Effective October 22, 2009, we entered into a Fourth Amendment to the bank revolving credit facility in connection with our private placement of our 5.00% Convertible Senior Notes due 2016 (“2016 Notes”). The amendment permitted us to issue the $200,000,000 of 2016 Notes and enter into a convertible note hedge transaction in connection with the issuance of these 2016 Notes (refer to the “Senior and Subordinated Debt” section of the MD&A).
During the nine months ended October 31, 2009, we primarily used the net proceeds from the May 2009 common stock offering (refer to the “Common Stock Offering” section of the MD&A) and the issuance of the 2016 Notes to reduce outstanding borrowings on the bank revolving credit facility.

The available credit on the bank revolving credit facility at October 31 and January 31, 2009 was as follows:

	October 31, 2009	January 31, 2009
	(in thousands)

Maximum borrowings	$750,000	$750,000
Less outstanding balances:
Borrowings	37,016	365,500
Letters of credit	66,814	65,949
Surety bonds	-	-

Available credit	$646,170	$318,551

In November 2009, we reached an agreement on the principal terms of a new $500,000,000 revolving credit facility with our 15-member bank group which would mature two years from closing. We expect the transaction to close prior to December 31, 2009. In the event the transaction does not close and the revolving credit facility is not otherwise extended, we would continue to raise capital through the sale of assets, admitting other joint venture equity partners into some of our properties, curtailing capital expenditures and/or raising additional funds in a public or private debt or equity offering.
Senior and Subordinated Debt
Our Senior and Subordinated Debt is comprised of the following at October 31 and January 31, 2009:

		January 31, 2009
	October 31, 2009	(As Adjusted)
	(in thousands)
Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011, net of discount	$98,156	$248,154
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	198,399	-
7.625% Senior Notes due 2015	300,000	300,000
5.000% Convertible Senior Notes due 2016	200,000	-
6.500% Senior Notes due 2017	150,000	150,000
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	1,046,555	798,154

Subordinated Debt:
Redevelopment Bonds due 2010	-	18,910
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Subordinated Debt	29,000	47,910

Total Senior and Subordinated Debt	$1,075,555	$846,064

Puttable Equity-Linked Senior Notes due 2011
On October 10, 2006, we issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 (“2011 Notes”) in a private placement. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15. During the year ended January 31, 2009, we purchased on the open market $15,000,000 in principal of our 2011 Notes resulting in a gain, net of associated deferred financing costs of $3,692,000, which is recorded as early extinguishment of debt in the Consolidated Statements of Operations. On October 7, 2009, we entered into privately negotiated exchange agreements with certain holders of the 2011 Notes to exchange $167,433,000 of aggregate principal amount of their 2011 Notes for a new issue of 3.625% puttable equity-linked senior notes due October 2014. This exchange resulted in a gain, net of associated deferred financing costs of $4,683,000, which is recorded as early extinguishment of debt in the Consolidated Statements of Operations. There was $105,067,000 ($98,156,000, net of discount) and $272,500,000 ($248,154,000, net of discount) of principal outstanding at October 31 and January 31, 2009, respectively.
Holders may put their notes to us at their option on any day prior to the close of business on the scheduled trading day immediately preceding July 15, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the put value rate (as defined) on each such day; (2) during any fiscal quarter after the fiscal quarter ending January 31, 2007, if the last reported sale price of our Class A common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the applicable put value price in effect on the last trading day of the immediately preceding fiscal quarter; or (3) upon the occurrence of specified corporate events as set forth in the applicable indenture. On and after July 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may put their notes to us at any time, regardless of the foregoing circumstances. In addition, upon a designated event, as defined, holders may require us to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, as set forth in the applicable indenture. At October 31, 2009, none of the aforementioned circumstances have been met.
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
The 2011 Notes are our only senior notes that qualify as convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement (see the “Retrospective Adoption of Accounting Guidance for Convertible Debt Instruments” section of the MD&A). The carrying amounts of our debt and equity balances related to the 2011 Notes as of October 31 and January 31, 2009 are as follows:

	October 31, 2009	January 31, 2009
	(in thousands)

Carrying amount of the equity component	$16,769	$45,885

Outstanding principal amount of the puttable equity-linked senior notes	$105,067	$272,500
Unamortized discount	(6,911)	(24,346)

Net carrying amount of the puttable equity-linked senior notes	$98,156	$248,154

The unamortized discount will be amortized as additional interest expense through October 15, 2011. The effective interest rate for the liability component of the puttable equity-linked senior notes was 7.51% for both the three and nine months ended October 31, 2009 and 2008. We recorded non-cash interest expense of $1,705,000 and $6,020,000 for the three and nine months ended October 31, 2009, respectively, and $2,239,000 and $6,672,000 for the three and nine months ended October 31, 2008, respectively. We recorded contractual interest expense of $2,082,000 and $7,021,000 for the three and nine months ended October 31, 2009, respectively, and $2,571,000 and $7,782,000 for the three and nine months ended October 31, 2008, respectively.
Puttable Equity-Linked Senior Notes due 2014
On October 7, 2009, we issued $167,433,000 of 3.625% puttable equity-linked senior notes due October 15, 2014 (“2014 Notes”) to certain holders in exchange for $167,433,000 of 2011 Notes discussed above. Concurrent with the exchange of 2011 Notes for the 2014 Notes, we issued an additional $32,567,000 of 2014 Notes in a private placement, net of a 5% discount. Interest on the 2014 Notes is payable semi-annually in arrears on April 15 and October 15, beginning April 15, 2010. Net proceeds from the exchange and additional issuance transaction, net of discounts and estimated offering expenses, was $29,764,000.
Holders may put their notes to us at any time prior to the earlier of (i) stated maturity or (ii) the Put Termination Date, as defined below. Upon a put, a note holder would receive 68.7758 shares of our Class A common stock per $1,000 principal amount of notes, based on a Put Value Price of $14.54 per share of Class A common stock, subject to adjustment. The amount payable upon a put of the notes is only payable in shares of our Class A common stock, except for cash paid in lieu of fractional shares. If the Daily Volume Weighted Average Price of the Class A common stock has equaled or exceeded 130% of the Put Value Price then in effect for at least 20 trading days in any 30 trading day period, we may, at our option, elect to terminate the rights of the holders to put their notes to us. If elected, we are required to issue a Put Termination Notice that shall designate an effective date on which the holders termination put rights will be terminated, which shall be a date at least 20 days after the mailing of such Put Termination Notice (the “Put Termination Date”). Holders electing to put their notes after the mailing of a Put Termination Notice shall receive a Coupon Make-Whole Payment in an amount equal to the remaining scheduled interest payments attributable to such notes from the last applicable interest payment date through and including October 15, 2013.

Senior Notes due 2015
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
Convertible Senior Notes due 2016
On October 26, 2009, we issued $200,000,000 of 5.00% convertible senior notes due October 15, 2016 in a private placement. The notes were issued at par and accrued interest is payable semi-annually on April 15 and October 15, beginning April 15, 2010. Net proceeds from the issuance, net of the cost of the convertible note hedge transaction described below and estimated offering costs, was $177,262,000.
Holders may convert their notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, a note holder would receive 71.8894 shares of our Class A common stock per $1,000 principal amount of notes, based on a put value price of approximately $13.91 per share of Class A common stock, subject to adjustment. The amount payable upon a conversion of the notes is only payable in shares of our Class A common stock, except for cash paid in lieu of fractional shares.
In connection with the issuance of the notes, we entered into a convertible note hedge transaction. The convertible note hedge transaction is intended to reduce, subject to a limit, the potential dilution with respect to our Class A common stock upon conversion of the notes. The net effect of the convertible note hedge transaction, from our perspective, is to approximate an effective conversion price of $16.37 per share. The terms of the Notes are not affected by the convertible note hedge transaction. The convertible note hedge transaction, which cost $15,900,000 ($9,734,000 net of the related tax benefit), was recorded as a reduction of shareholders’ equity through additional paid in capital.
Senior Notes due 2017
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
Senior Notes due 2034
On February 10, 2004, we issued $100,000,000 of 7.375% senior notes due February 1, 2034 in a public offering. Accrued interest is payable quarterly on February 1, May 1, August 1, and November 1. These senior notes may be redeemed by us, in whole or in part, at any time at a redemption price of 100% of the principal amount plus accrued interest.
All of our senior notes are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to all existing and future secured indebtedness and other liabilities of our subsidiaries to the extent of the value of the collateral securing such other debt, including the bank revolving credit facility. The indenture governing certain of the senior notes contain covenants providing, among other things, limitations on incurring additional debt and payment of dividends.
Subordinated Debt
In November 2000, we issued $20,400,000 of 8.25% redevelopment bonds due September 15, 2010 in a private placement, with semi-annual interest payments due on March 15 and September 15. We entered into a total rate of return swap (“TRS”) for the benefit of these bonds that was set to expire on September 15, 2009. Under the TRS, we received a rate of 8.25% and paid the Securities Industry and Financial Markets Association (“SIFMA”) rate plus a spread. The TRS, accounted for as a derivative, was required to be marked to fair value at the end of each reporting period. As stated in the “Sensitivity Analysis to Changes in Interest Rates” section of the MD&A, any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowings. At January 31, 2009, the fair value of the TRS was $(1,490,000), recorded in accounts payable and accrued expenses; therefore, the fair value of the bonds was reduced by the same amount to $18,910,000. On July 13, 2009, the TRS contract was terminated and subsequently, a consolidated wholly-owned subsidiary of ours purchased the redevelopment bonds at par which effectively extinguished the subordinated debt.

In May 2003, we purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. The bonds bear a fixed interest rate of 7.875%. We evaluated the transfer pursuant to the accounting guidance on accounting for transfers and servicing of financial assets and extinguishment of liabilities and have determined that the transfer does not qualify for sale accounting treatment principally because we have guaranteed the payment of principal and interest in the unlikely event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, we are the primary beneficiary of this variable interest entity and the book value (which approximated amortized costs) of the bonds was recorded as a collateralized borrowing reported as senior and subordinated debt and as held-to-maturity securities reported as other assets in the Consolidated Balance Sheets.
Financing Arrangements
Collateralized Borrowings
On July 13, 2005, the Park Creek Metropolitan District (the “District”) issued $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds, Series 2005 (the “Senior Subordinate Bonds”) and Stapleton Land II, LLC, a consolidated subsidiary, entered into an agreement whereby it will receive a 1% fee on the Senior Subordinate Bonds in exchange for providing certain credit enhancement. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The Senior Subordinate Bonds were refinanced on April 16, 2009 with proceeds from the issuance of $86,000,000 of Park Creek Metropolitan District Senior Limited Property Tax Supported Revenue Refunding and Improvement Bonds, Series 2009. The credit enhancement arrangement expired with the refinancing of the Senior Subordinate Bonds on April 16, 2009. We recorded $-0- and $132,000 of interest income related to the credit enhancement arrangement in the Consolidated Statements of Operations for the three and nine months ended October 31, 2009, respectively, and $164,000 and $488,000 for the three and nine months ended October 31, 2008, respectively.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially were to pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC, a consolidated subsidiary, entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC was entitled and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. The District withdrew $58,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures by June 2, 2008 and the Junior Subordinated Bonds became Converted Bonds. The Converted Bonds were acquired by Stapleton Land, LLC under the terms of the FDA by June 8, 2008. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and we simultaneously entered into a TRS with a notional amount of $58,000,000. We receive a fixed rate of 8.5% and pay the SIFMA rate plus a spread on the TRS related to the Converted Bonds. We determined that the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control; therefore, the Converted Bonds have been recorded as a secured borrowing in the Consolidated Balance Sheets. During the year ended January 31, 2009, one of our consolidated subsidiaries purchased $10,000,000 of the Converted Bonds from one of the investment banks. Simultaneous with the purchase, a $10,000,000 TRS contract was terminated and the corresponding amount of the secured borrowing was removed from the Consolidated Balance Sheets. On April 16, 2009, an additional $5,000,000 of the Converted Bonds was purchased by one of our consolidated subsidiaries, and a corresponding amount of a related TRS was terminated and the corresponding secured borrowing was removed from the Consolidated Balance Sheets. The fair value of the Converted Bonds recorded in other assets in the Consolidated Balance Sheets was $58,000,000 at both October 31 and January 31, 2009. The outstanding TRS contracts on the $43,000,000 and $48,000,000 of secured borrowings related to the Converted Bonds at October 31 and January 31, 2009, respectively, were supported by collateral consisting primarily of certain notes receivable owned by us aggregating $33,035,000. We recorded net interest income of $499,000 and $1,819,000 related to the TRS in the Consolidated Statements of Operations for the three and nine months ended October 31, 2009, respectively, and $640,000 and $2,376,000 for the three and nine months ended October 31, 2008, respectively.
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
During the three months ended October 31, 2008, Lehman filed for bankruptcy and the remaining $100,000,000 of DURA bonds were transferred to a creditor of Lehman. As a result, we reassessed the collectability of the Fee and decreased the fair value of the Fee to $-0-, resulting in an increase to operating expenses in our Consolidated Statements of Operations of $13,816,000 for the three months ended October 31, 2008. Stapleton Land, LLC informed Lehman that it determined that a “Special Member Termination Event” had occurred because Stapleton Land, LLC (a) fulfilled all of its bond purchase obligations under the transaction documents by purchasing or causing to be redeemed or repurchased all of the bonds held by Lehman and (b) fulfilled all other obligations in accordance with the transaction documents. Therefore, Stapleton Land, LLC has no other financing obligations with Lehman.
We recorded interest income of $-0-, related to the change in fair value of the Fee in our Consolidated Statements of Operations for both the three and nine months ended October 31, 2009 and $-0- and $4,546,000 for the three and nine months ended October 31, 2008, respectively.
Stapleton Land, LLC has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $16,491,000 of this commitment as of October 31, 2009. In addition, on June 23, 2009, another consolidated subsidiary of ours entered into an agreement with the City of Denver and certain of its entities to fund $10,000,000 to be used to fund additional infrastructure projects and has funded $824,000 of this commitment as of October 31, 2009.
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
We are actively working to refinance and/or extend the maturities of the nonrecourse debt that is coming due in the next 24 months. During the nine months ended October 31, 2009, we completed the following financings:

Purpose of Financing	Amount
(in thousands)

Refinancings	$277,841
Loan extensions/additional fundings	1,095,701

$1,373,542

Interest Rate Exposure
At October 31, 2009, the composition of nonrecourse mortgage debt was as follows:

						Total
	Operating	Development		Land		Weighted
	Properties	Projects		Projects	Total	Average Rate
	(dollars in thousands)

Fixed	$4,019,535	$-		$10,041	$4,029,576	6.06%
Variable (1)
Taxable	1,428,562	1,028,706		13,392	2,470,660	4.58%
Tax-Exempt	584,727	335,660		43,000	963,387	1.94%

	$6,032,824	$1,364,366	(2)	$66,433	$7,463,623	5.04%

Total commitment from lenders		$1,997,553		$74,320

(1)	Taxable variable-rate debt of $2,470,660 and tax-exempt variable-rate debt of $963,387 as of October 31, 2009 is protected with swaps and caps described in the tables below.
(2)	Proceeds from outstanding debt of $137,349 described above are recorded as restricted cash in our Consolidated Balance Sheets. For bonds issued in conjunction with development, the full amount of the bonds is issued at the beginning of construction and must remain in escrow until costs are incurred.

To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps(1)
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)

11/01/09-02/01/10 (2)	$1,110,439	4.81%	$1,161,746	4.94%
02/01/10-02/01/11	1,110,116	4.73	1,101,406	4.38
02/01/11-02/01/12	16,192	6.50	799,981	5.41
02/01/12-02/01/13	476,100	5.50	729,110	5.37
02/01/13-02/01/14	476,100	5.50	685,000	5.43
02/01/14-09/01/17	-	-	640,000	5.50

(1)	Excludes the forward swap ($120,000,000 notional) discussed below.
(2)	These LIBOR-based hedges as of November 1, 2009 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2010.
Tax-Exempt (Priced off of SIFMA Index)

	Caps		Swap
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)

11/01/09-02/01/10	$175,025	5.68%	$57,000	3.21%
02/01/10-02/01/11	175,025	5.84	57,000	3.21
02/01/11-02/01/12	131,915	5.83	57,000	3.21
02/01/12-02/01/13	12,715	6.00	57,000	3.21
The tax-exempt caps and swap expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 2.86% and has never exceeded 8.00%.
Forward Swaps
We purchased the interest rate hedges summarized in the tables above to mitigate variable interest rate risk. We have entered into derivative contracts that are intended to economically hedge certain risks of ours, even though the contracts do not qualify for hedge accounting or we have elected not to apply hedge accounting under the accounting guidance. In all situations in which hedge accounting is discontinued, or not elected, and the derivative remains outstanding, we will report the derivative at its fair value in our Consolidated Balance Sheets, immediately recognizing changes in the fair value in our Consolidated Statements of Operations.
We have entered into forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, we intend to simultaneously terminate the forward swap associated with that financing. At October 31, 2009, we have two forward swaps, with notional amounts of $69,325,000 and $120,000,000, respectively, that do not qualify as cash flow hedges under the accounting guidance. As such, the change in fair value of these swaps is marked to market through earnings on a quarterly basis. Related to these forward swaps, we recorded $4,344,000 and $(2,800,000) for the three and nine months ended October 31, 2009, respectively, and $2,058,000 and $(75,000) for the three and nine months ended October 31, 2008, respectively, as an increase (reduction) of interest expense in our Consolidated Statements of Operations. During the year ended January 31, 2009, we purchased an interest rate floor in order to mitigate the interest rate risk on one of the forward swaps ($120,000,000 notional) should interest rates fall below a certain level.

Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of October 31, 2009, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $10,705,000 at October 31, 2009. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $10,315,000 at October 31, 2009. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
From time to time, we and/or certain of our joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At October 31, 2009, the SIFMA rate is 0.26%. Additionally, we and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to us and/or the Joint Ventures. At October 31, 2009, the aggregate notional amount of TRS that are designated as fair value hedging instruments under the accounting guidance on derivatives and hedging activities, in which we and/or the consolidated Joint Ventures have an interest, is $482,940,000. We believe the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt. The underlying TRS borrowings are subject to a fair value adjustment.
Cash Flows
Operating Activities
Net cash provided by operating activities was $260,024,000 and $239,237,000 (as adjusted) for the nine months ended October 31, 2009 and 2008, respectively. The net increase in cash provided by operating activities in the nine months ended October 31, 2009 compared to the nine months ended October 31, 2008 of $20,787,000 is the result of the following (in thousands):

Decrease in rents and other revenues received	$(11,623)
Increase in interest and other income received	38,083
Decrease in cash distributions from unconsolidated entities	(14,684)
Decrease in proceeds from land sales - Land Development Group	(12,038)
Increase in proceeds from land sales - Commercial Group	4,364
Decrease in land development expenditures paid	26,626
Decrease in operating expenditures paid	1,473
Increase in termination costs paid	(7,535)
Increase in restricted cash used for operating purposes	(12,795)
Decrease in interest paid	8,916

Net increase in cash provided by operating activities	$20,787

Investing Activities
Net cash used in investing activities was $874,495,000 and $1,039,081,000 for the nine months ended October 31, 2009 and 2008, respectively. Net cash used in investing activities consisted of the following:

	Nine Months Ended October 31,
		2008
	2009	(As Adjusted)
	(in thousands)

Capital expenditures, including real estate acquisitions	$(725,101)	$(828,659)

Payment of lease procurement costs	(8,519)	(22,728)

Decrease (increase) in other assets	5,148	(37,533)

(Increase) decrease in restricted cash used for investing purposes:
Beekman, a mixed-use residential project under construction in Manhattan, New York	(66,358)	(71,605)
80 DeKalb Avenue, a residential project under construction in Brooklyn, New York	(20,536)	(35,048)
Promenade in Temecula, a regional mall in Temecula, California	(10,789)	-
Higbee Building, an office building in Cleveland, Ohio	(8,466)	-
Two MetroTech Center, an office building in Brooklyn, New York	(4,403)	-
Easthaven at the Village, an apartment community in Beachwood, Ohio	(2,045)	-
Collateral returned (posted) for a TRS on Sterling Glen of Rye Brook, a supported-living community in Rye Brook, New York	12,500	(12,500)
Village at Gulfstream Park, a retail project under construction in Hallandale Beach, Florida	8,661	-
One MetroTech Center, an office building in Brooklyn, New York	7,068	(8,791)
Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois	4,355	(5,040)
New York Times, an office building in Manhattan, New York	3,081	11,705
250 Huron, an office building in Cleveland, Ohio	583	(3,929)
Sky55, an apartment complex in Chicago, Illinois	-	4,692
Proceeds placed in escrow upon sale of Sterling Glen of Lynbrook in Lynbrook, New York, released in Q4 2008	-	(6,349)
Other	(5,073)	2,993

Subtotal	(81,422)	(123,872)

Proceeds from disposition of rental properties and other investments:
Grand Avenue, a specialty retail center in Queens, New York	9,042	-
Three Sterling Glen supported-living communities	2,872	11,159
Ownership interest in a parking management company and other	-	4,150

Subtotal	11,914	15,309

Change in investments in and advances to affiliates - (investment in) or return of investment:
Acquisitions:
818 Mission Street, an unconsolidated office building in San Francisco, California	-	(7,782)
Legacy Arboretum and Barrington Place, unconsolidated apartment complexes in Charlotte and Raleigh, North Carolina	-	(7,448)
Legacy Crossroads, an unconsolidated apartment complex under development in Cary, North Carolina	-	(4,531)
Dispositions:
Emery-Richmond, an unconsolidated office building in Warrensville Heights, Ohio	-	300
One International Place, an unconsolidated office building in Cleveland, Ohio	-	1,589
Land Development:
Gladden Farms II, an unconsolidated project in Marana, Arizona (1)	(6,312)	-
Mesa del Sol, an unconsolidated project in Albuquerque, New Mexico	(1,676)	-
San Antonio I & II, an unconsolidated project in San Antonio, Texas	(881)	3,810
Residential Projects:
St. Mary’s Villa, primarily refinancing proceeds from an unconsolidated project in Newark, New Jersey	4,830	-
Uptown Apartments, an unconsolidated project in Oakland, California	(4,239)	(4,100)
Bayside Village, an unconsolidated project in San Francisco, California	(2,022)	-
1100 Wilshire, an unconsolidated condominium project in Los Angeles, California	-	2,395
Ohana Military Communities, an unconsolidated military housing complex in Honolulu, Hawaii	-	(2,212)
New York City Projects:
East River Plaza, an unconsolidated retail development project in Manhattan, New York	(2,453)	(25,786)
Sports arena complex in Brooklyn, New York currently in pre-development	(2,081)	(1,073)
The Nets, a National Basketball Association member	(45,000)	(21,678)
Commercial Projects:
Golden Gate, an unconsolidated retail project in Mayfield Heights, Ohio	(2,678)	-
350 Massachusetts Avenue, primarily refinancing proceeds from an unconsolidated office building in Cambridge, Massachusetts	-	24,417
Liberty Center, primarily refinancing proceeds from an unconsolidated office building in Pittsburgh, Pennsylvania	-	9,961
Marketplace at River Park, primarily refinancing proceeds from an unconsolidated regional mall in Fresno, California	-	1,920
Mesa del Sol Town Center, an unconsolidated development project in Albuquerque, New Mexico	-	(1,840)
Unconsolidated development activity in Las Vegas, Nevada	-	(6,221)
Village at Gulfstream Park, an unconsolidated development project in Hallandale Beach, Florida	-	2,365
Waterfront, an unconsolidated office development project in Washington, D.C.	-	(9,226)
Other net (advances) returns of investment of equity method investments and other advances to affiliates	(14,003)	3,542

Subtotal	(76,515)	(41,598)

Net cash used in investing activities	$(874,495)	$(1,039,081)

(1)	During the nine months ended October 31, 2009, this land development project changed from the equity method of accounting to full consolidation. Amounts reflected above represent an investment in the project prior to the change to full consolidation.

Financing Activities
Net cash provided by financing activities was $668,970,000 and $710,087,000 for the nine months ended October 31, 2009 and 2008, respectively. Net cash provided by financing activities consisted of the following:

	Nine Months Ended October 31,
		2008
	2009	(As Adjusted)
	(in thousands)

Sale of common stock, net	$329,917	$-
Proceeds from Convertible Senior Notes due 2016, net of $6,838 of issuance costs	193,162	-
Payment for Convertible Senior Notes hedge transaction	(15,900)	-
Proceeds from Puttable Equity-Linked Senior Notes due 2014, net of $2,803 of issuance costs and discount	29,764	-
Purchase of Puttable Equity-Linked Senior Notes due 2011	-	(10,571)
Proceeds from nonrecourse mortgage debt	706,335	1,052,737
Principal payments on nonrecourse mortgage debt	(228,246)	(533,383)
Net (decrease) increase in notes payable	(545)	24,174
Borrowings on bank revolving credit facility	322,500	462,500
Payments on bank revolving credit facility	(650,984)	(288,000)
Payment of subordinated debt	(20,400)	-
Decrease (increase) in restricted cash:
Hamel Mill Lofts, an apartment complex in Haverhill, Massachusetts	14,239	20,723
Sky55, an apartment complex in Chicago, Illinois	2,176	(1,662)
Easthaven at the Village, an apartment community in Beachwood, Ohio	2,147	(3,731)
100 Landsdowne, an apartment complex in Cambridge, Massachusetts	401	1,751
Lucky Strike, an apartment complex in Richmond, Virginia	396	7,665
Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois	(572)	2,300
Edgeworth Building, an office building in Richmond, Virginia	-	2,981
Prosper, a land development project in Prosper, Texas	-	2,688
Metro 417, an apartment complex in Los Angeles, California	-	2,558
101 San Fernando, an apartment complex in San Jose, California	-	2,509
Sterling Glen of Great Neck, a supported-living community in Great Neck, New York	-	1,520
Promenade in Temecula, a regional mall in Temecula, California	-	(1,525)
Other	482	1,614

Subtotal	19,269	39,391

(Decrease) increase in book overdrafts, representing checks issued but not yet paid	(6,519)	4,602
Payment of deferred financing costs	(22,369)	(31,859)
Purchase of treasury stock	(133)	(651)
Exercise of stock options	128	1,133
Distribution of accumulated equity to noncontrolling partners	-	(3,710)
Contributions from noncontrolling interests	21,619	44,348
Distributions to noncontrolling interests	(8,628)	(22,381)
Payment in exchange for 119,000 Class A Common Units	-	(3,501)
Dividends paid to shareholders	-	(24,742)

Net cash provided by financing activities	$668,970	$710,087

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
VARIABLE INTEREST ENTITIES
In accordance with accounting guidance on consolidation of variable interest entities (“VIE”), we consolidate a VIE in which we have a variable interest (or a combination of variable interests) that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, based on an assessment performed at the time we become involved with the entity. VIEs are entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We reconsider this assessment only if the entity’s governing documents or the contractual arrangements among the parties involved change in a manner that changes the characteristics or adequacy of the entity’s equity investment at risk, some or all of the equity investment is returned to the investors and other parties become exposed to expected losses of the entity, the entity undertakes additional activities or acquires additional assets beyond those that were anticipated at inception or at the last reconsideration date that increase its expected losses, or the entity receives an additional equity investment that is at risk, or curtails or modifies its activities in a way that decreases its expected losses. We may be subject to additional losses to the extent of any financial support that we voluntarily provide in the future. Additionally, if different estimates are applied in determining future cash flows, and how the cash flows are funded, we may have concluded otherwise on the consolidation method of an entity.
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
During the nine months ended October 31, 2009, we settled outstanding debt of one of our unconsolidated subsidiaries, Gladden Farms II, a land development project located in Marana, Arizona. In addition, we were informed of the outside partner’s intention to discontinue any future funding into the project. As a result of the loan transaction and the related negotiations with the outside partner, it has been determined that Gladden Farms II is a VIE and we are the primary beneficiary, which required consolidation of the entity during the nine months ended October 31, 2009. The impact of the initial consolidation of Gladden Farms II is an increase in real estate, net of approximately $21,643,000 and an increase in noncontrolling interests of approximately $5,010,000. We recorded a gain of $1,774,000 upon consolidation of the entity that is recorded in interest and other income in the Consolidated Statements of Operations.
As of October 31, 2009, we determined that we were the primary beneficiary of 33 VIEs representing 21 properties (18 VIEs representing 7 properties in the Residential Group, 12 VIEs representing 11 properties in the Commercial Group and 3 VIEs/properties in the Land Development Group). The creditors of the consolidated VIEs do not have recourse to our general credit. As of October 31, 2009, we held variable interests in 40 VIEs for which we are not the primary beneficiary. The maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs totaling approximately $106,000,000 at October 31, 2009. Our VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, land development and The Nets.
The carrying value of real estate, nonrecourse mortgage debt and noncontrolling interests of VIEs for which we are the primary beneficiary are as follows:

	October 31, 2009	January 31, 2009

	(in thousands)

Real estate, net	$1,866,000	$1,602,000
Nonrecourse mortgage debt	$1,395,000	$1,237,000
Noncontrolling interest	$90,000	$63,000
In addition to the VIEs described above, we have also determined that we are the primary beneficiary of a VIE that holds collateralized borrowings of $29,000,000 (see the “Senior and Subordinated Debt” section of MD&A) as of October 31, 2009.

NEW ACCOUNTING GUIDANCE
In addition to the new accounting guidance for convertible debt instruments previously discussed in the MD&A, the following accounting pronouncements were also adopted during the nine months ended October 31, 2009:
In June 2009, the FASB issued accounting standards codification and the hierarchy of generally accepted accounting principles (“GAAP”), that establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of GAAP recognized by the FASB to be applied by nongovernmental entities. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and as of this date, the Codification superseded all non-Securities and Exchange Commission accounting and reporting standards. For this quarterly report on Form 10-Q for the quarter ended October 31, 2009, our references to accounting guidance have been revised to conform with the Codification.
In May 2009, the FASB issued accounting guidance for subsequent events, which establishes guidance for recognizing and disclosing subsequent events in the financial statements. This guidance requires the disclosure of the date through which an entity has evaluated subsequent events. This guidance is effective for interim and annual periods ending after June 15, 2009. We have evaluated subsequent events through December 8, 2009, the date that our consolidated financial statements were issued, for this quarterly report on Form 10-Q for the quarter ended October 31, 2009.
In April 2009, the FASB issued accounting guidance for interim disclosures about fair value of financial instruments. This guidance amends the initial standards on fair value of financial instruments and interim financial reporting to require disclosure about the fair value of financial instruments at interim reporting periods. The guidance is effective for interim reporting periods ending after June 15, 2009. We have included the disclosures required by this guidance in our consolidated financial statement disclosures.
In April 2009, the FASB issued additional accounting guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. The guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this guidance on July 31, 2009 did not have a material impact on our consolidated financial statements.
Accounting guidance on fair value measurements defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about the use of fair value measurements. This guidance does not require new fair value measurements, but applies to accounting pronouncements that require or permit fair value measurements. This guidance is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued two Staff Positions on fair value measurements. The first excludes the FASB accounting guidance on leases and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under the guidance on leases. The second delays the effective date of fair value measurements for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We adopted this guidance for our financial assets and liabilities on February 1, 2008 and for our nonfinancial assets and liabilities on February 1, 2009.
In November 2008, the FASB issued accounting guidance that clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This guidance provides clarification of how business combination and noncontrolling interests accounting will impact equity method investments. This guidance is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008 and early adoption is prohibited. The adoption of this guidance on February 1, 2009 did not have a material impact on our consolidated financial statements.
In June 2008, the FASB issued accounting guidance addressing whether instruments granted in share-based payment transactions are participating securities. This guidance requires that nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. This guidance will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008. The adoption of this guidance on February 1, 2009 did not have a material impact on our consolidated financial statements.
In June 2008, the FASB issued accounting guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The guidance on derivative instruments and hedging activities specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to our own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This guidance provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the derivative instruments and hedging activities scope exception. This guidance is effective for the first annual reporting period beginning after December 15, 2008. The adoption of this guidance on February 1, 2009 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued accounting guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance allows us to use our historical experience in renewing or extending the useful life of intangible assets. This guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively to intangible assets acquired after the effective date. The adoption of this guidance on February 1, 2009 did not have any impact on our consolidated financial statements.
In March 2008, the FASB issued an amendment to the accounting guidance on derivatives and hedging activities. This guidance expands the disclosure requirements of derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. These disclosure requirements include a tabular summary of the fair values of derivative instruments and their gains and losses, disclosure of derivative features that are credit risk related to provide more information regarding an entity’s liquidity and cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have included the disclosures required by this guidance in our consolidated financial statement disclosures.
In December 2007, the FASB issued revised accounting guidance on business combinations to provide greater consistency in the accounting and financial reporting of business combinations. This guidance requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose the nature and financial effect of the business combination. The guidance is effective for fiscal years beginning after December 15, 2008. In April 2009, the FASB issued accounting guidance that amends and clarifies the provisions related to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, companies would typically account for the acquired contingencies in accordance with the accounting guidance for contingencies. The adoption of these pronouncements on February 1, 2009 did not have a material impact on our consolidated financial statements.
In December 2007, the FASB issued an amendment of the accounting guidance on consolidated financial statements to establish accounting and reporting guidance for noncontrolling interests. A noncontrolling interest, previously referred to as minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this accounting guidance is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting guidance that require: (i) the ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and requires that they be accounted for similarly, as equity transactions; (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, the gain or loss on the deconsolidation of the subsidiary is measured using fair value of any noncontrolling equity investments rather than the carrying amount of that retained investment; and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. This guidance is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008. We adopted this guidance on February 1, 2009 and adjusted our January 31, 2009 Consolidated Balance Sheet to reflect noncontrolling interests as a component of total equity.
The following new accounting pronouncements will be adopted on their respective required effective date:
In August 2009, the FASB issued amendments to the accounting guidance for the fair value measurement of liabilities. This guidance provides clarification that, in circumstances in which a quoted market price in an active market for the identical liability is not available, the fair value of a liability must be measured by using either (1) a valuation technique that uses quoted prices for identical or similar liabilities or (2) another valuation technique that is consistent with the principles of fair value measurements. In addition, this guidance clarifies that when estimating the fair value of a liability, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability, and clarifies how the price of a traded debt security should be considered in estimating the fair value of a liability. This guidance is effective for annual and interim reporting periods beginning after its issuance. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.
In June 2009, the FASB issued amendments to the accounting guidance for consolidation of VIEs to require an ongoing reassessment of determining whether a variable interest gives a company a controlling financial interest in a VIE. This guidance eliminates the quantitative approach to determining whether a company is the primary beneficiary of a VIE previously required by the guidance for consolidation of VIEs. The guidance is effective for annual and interim reporting periods beginning after November 15, 2009. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In June 2009, the FASB issued an amendment to the guidance on accounting for transfers and servicing of financial assets and extinguishments of liabilities, which aims to improve the relevance, representational faithfulness and comparability of the information provided in an entity’s financial statements about the transfer of financial assets. The guidance eliminates the concept of a qualifying special-purpose entity and changes the requirements for the derecognition of financial assets. This guidance is effective for annual and interim reporting periods beginning after November 15, 2009. We do not expect the adoption of this accounting guidance to have a material impact on our consolidated financial statements.
CLASS A COMMON UNITS
Master Contribution Agreement
We and certain of our affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of ours, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) on August 14, 2006. Pursuant to the Master Contribution Agreement, on November 8, 2006, we issued Class A Common Units (“Units”) in a jointly-owned limited liability company to the BCR Entities in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. We accounted for the issuance of the Units in exchange for the noncontrolling interests under the purchase method of accounting. The Units may be exchanged for one of the following forms of consideration at our sole discretion: (i) an equal number of shares of our Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of our Class A common stock. We have no rights to redeem or repurchase the Units. The carrying value of the Units are included as noncontrolling interests on the Consolidated Balance Sheets at October 31 and January 31, 2009. Also pursuant to the Master Contribution Agreement, we and Mr. Ratner agreed that certain projects under development would remain owned jointly until such time as each individual project was completed and achieved “stabilization.” As each of the development projects achieves stabilization, it is valued and we, in our discretion, choose among various options for the ownership of the project following stabilization consistent with the Master Contribution Agreement. The development projects were not covered by the Tax Protection Agreement that the parties entered into in connection with the Master Contribution Agreement. The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties.
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

Exchange of Units
In July 2008, the BCR Entities exchanged 247,477 of the Units. We issued 128,477 shares of our Class A common stock for 128,477 of the Units and paid cash of $3,501,000 for 119,000 Units. We accounted for the exchange as a purchase of noncontrolling interests, resulting in a reduction of noncontrolling interests of $12,624,000. The following table summarizes the components of the exchange transaction (in thousands):

Reduction of completed rental properties	$5,345
Reduction of cash and equivalents	3,501
Increase in Class A common stock - par value	42
Increase in additional paid-in capital	3,736

Total reduction of noncontrolling interest	$12,624

Other Related Party Transactions
During the year ended January 31, 2009, in accordance with the parties prior understanding but unrelated to the transactions discussed above, we redeemed Mr. Ratner’s noncontrolling interests in two entities in exchange for our majority ownership interests in 17 single-tenant pharmacy properties and $9,043,000 in cash. This transaction was accounted for in accordance with accounting guidance on business combinations as acquisitions of the noncontrolling interests in the subsidiaries. The fair value of the consideration paid was allocated to the acquired ownership interests, which approximated the fair value of the 17 single-tenant pharmacy properties. This transaction resulted in a reduction of noncontrolling interests of $14,503,000 and did not result in a gain or loss. The earnings of these properties have not been reclassified to discontinued operations for the three and nine months ended October 31, 2008 as the results do not have a material impact on the Consolidated Statements of Operations.
INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
This Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of our Form 10-K for the year ended January 31, 2009, as updated in Part II, Item 1A of our Form 10-Q for the three months ended April 30, 2009 and this Form 10-Q, and other factors that might cause differences, some of which could be material, include, but are not limited to, the impact of current market conditions on our liquidity, ability to finance or refinance projects and repay our debt, the impact of the current economic environment on our ownership, development and management of our commercial real estate portfolio, general real estate investment and development risks, liquidity risks we could face if we do not close the transaction with Onexim Group to create a strategic partnership for our Brooklyn Atlantic Yards project, vacancies in our properties, further downturns in the housing market, competition, illiquidity of real estate investments, bankruptcy or defaults of tenants, anchor store consolidations or closings, international activities, the impact of terrorist acts, risks associated with an investment in a professional sports team, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our credit facility and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, the impact of credit rating downgrades, effects of uninsured or underinsured losses, environmental liabilities, conflicts of interest, risks associated with developing and managing properties in partnership with others, the ability to maintain effective internal controls, compliance with governmental regulations, increased legislative and regulatory scrutiny of the financial services industry, volatility in the market price of our publicly traded securities, litigation risks, as well as other risks listed from time to time in our reports filed with the Securities and Exchange Commission. We have no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Ongoing economic conditions have negatively impacted the lending and capital markets. Our market risk includes the increased difficulty or inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At October 31, 2009, our outstanding variable-rate debt portfolio consisted of $2,507,676,000 of taxable debt (which includes $37,016,000 related to the bank revolving credit facility) and $963,387,000 of tax-exempt variable-rate debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. However, due to the current market conditions, when available, we are currently extending maturities with existing lenders at current market terms. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps(1)
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate

	(dollars in thousands)

11/01/09-02/01/10 (2)	$1,110,439	4.81%	$1,161,746	4.94%
02/01/10-02/01/11	1,110,116	4.73	1,101,406	4.38
02/01/11-02/01/12	16,192	6.50	799,981	5.41
02/01/12-02/01/13	476,100	5.50	729,110	5.37
02/01/13-02/01/14	476,100	5.50	685,000	5.43
02/01/14-09/01/17	-	-	640,000	5.50
(1)	Excludes the forward swap ($120,000,000 notional) discussed below.

(2)
These LIBOR-based hedges as of November 1, 2009 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2010.

Tax-Exempt (Priced off of SIFMA Index)

	Caps		Swap
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate

	(dollars in thousands)

11/01/09-02/01/10	$175,025	5.68%	$57,000	3.21%
02/01/10-02/01/11	175,025	5.84	57,000	3.21
02/01/11-02/01/12	131,915	5.83	57,000	3.21
02/01/12-02/01/13	12,715	6.00	57,000	3.21
The tax-exempt caps and swap expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 2.86% and has never exceeded 8.00%.
Forward Swaps
We purchased the interest rate hedges summarized in the tables above to mitigate variable interest rate risk. We have entered into derivative contracts that are intended to economically hedge certain risks of ours, even though the contracts do not qualify for hedge accounting or we have elected not to apply hedge accounting under the accounting guidance. In all situations in which hedge accounting is discontinued, or not elected, and the derivative remains outstanding, we will report the derivative at its fair value in our Consolidated Balance Sheets, immediately recognizing changes in the fair value in our Consolidated Statements of Operations.
We have entered into forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, we intend to simultaneously terminate the forward swap associated with that financing. At October 31, 2009, we have two forward swaps, with notional amounts of $69,325,000 and $120,000,000, respectively, that do not qualify as cash flow hedges under the accounting guidance. As such, the change in fair value of these swaps is marked to market through earnings on a quarterly basis. Related to these forward swaps, we recorded $4,344,000 and $(2,800,000) for the three and nine months ended October 31, 2009, respectively, and $2,058,000 and $(75,000) for the three and nine months ended October 31, 2008, respectively, as an increase (reduction) of interest expense in our Consolidated Statements of Operations. During the year ended January 31, 2009, we purchased an interest rate floor in order to mitigate the interest rate risk on one of the forward swaps ($120,000,000 notional) should interest rates fall below a certain level.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of October 31, 2009, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $10,705,000 at October 31, 2009. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $10,315,000 at October 31, 2009. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We estimate the fair value of our hedging instruments based on interest rate market bond pricing models. At October 31 and January 31, 2009, we reported interest rate caps, floors and swaptions at fair value of approximately $3,127,000 and $2,419,000, respectively, in other assets in the Consolidated Balance Sheets. At October 31 and January 31, 2009, we included interest rate swap agreements and TRS that had a negative fair value of approximately $199,139,000 and $247,048,000, respectively, (which includes the forward swaps) in accounts payable and accrued expenses in the Consolidated Balance Sheets. At October 31 and January 31, 2009, we included interest rate swap agreements and TRS that had a positive fair value of approximately $2,178,000 and $7,364,000, respectively, in other assets in the Consolidated Balance Sheets.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the table below contains the estimated fair value of our long-term debt at October 31, 2009.

			Fair Value
			with 100 bp Decrease
	Carrying Value	Fair Value	in Market Rates
	(in thousands)

Fixed	$5,105,131	$4,667,857	$4,977,572
Variable
Taxable	2,507,676	2,447,247	2,517,882
Tax-Exempt	963,387	924,305	1,042,458
The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
October 31, 2009

	Expected Maturity Date
	Year Ending January 31,
							Total	Fair Market
						Period	Outstanding	Value
Long-Term Debt	2010	2011	2012	2013	2014	Thereafter	10/31/09	10/31/09
	(dollars in thousands)

Fixed:
Fixed-rate debt	$49,126	$221,611	$354,292	$330,529	$751,859	$2,322,159	$4,029,576	$3,809,145
Weighted average interest rate	6.29%	7.18%	7.03%	5.98%	5.85%	5.88%	6.06%

Senior & subordinated debt (1)	-	-	98,156 (3)	-	-	977,399	1,075,555	858,712
Weighted average interest rate	-%	-%	3.63%	-%	-%	6.09%	5.86%

Total Fixed-Rate Debt	49,126	221,611	452,448	330,529	751,859	3,299,558	5,105,131	4,667,857

Variable:
Variable-rate debt	283,237	453,128	391,782	643,687	46,412	652,414	2,470,660	2,410,420
Weighted average interest rate (2)	2.29%	3.16%	3.39%	5.44%	6.05%	6.31%	4.58%

Tax-exempt	-	-	132,430	204,616	91,565	534,776	963,387	924,305
Weighted average interest rate (2)	-%	-%	2.66%	2.72%	1.55%	1.53%	1.94%

Bank revolving credit facility (1)	-	37,016	-	-	-	-	37,016	36,827
Weighted average interest rate	-%	2.75%	-%	-%	-%	-%	2.75%

Total Variable-Rate Debt	283,237	490,144	524,212	848,303	137,977	1,187,190	3,471,063	3,371,552

Total Long-Term Debt	$332,363	$711,755	$976,660	$1,178,832	$889,836	$4,486,748	$8,576,194	$8,039,409

Weighted average interest rate	2.89%	4.39%	4.63%	5.12%	5.42%	5.47%	5.13%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of October 31, 2009.

(3)	Represents the principal amount of the puttable equity-linked senior notes of $105,067 less the unamortized discount of $6,911 as of October 31, 2009, as adjusted for the adoption of accounting guidance for convertible debt instruments. This unamortized discount is accreted through interest expense, which resulted in an effective interest rate of 7.51% that is reflected in our Consolidated Statements of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
January 31, 2009

	Expected Maturity Date
	Year Ending January 31,
							Total
						Period	Outstanding	Fair Market
Long-Term Debt	2010	2011	2012	2013	2014	Thereafter	1/31/09	Value 1/31/09
	(dollars in thousands)

Fixed:
Fixed-rate debt	$182,492	$220,677	$371,070	$331,067	$782,056	$2,227,383	$4,114,745	$3,904,730
Weighted average interest rate	6.74%	7.17%	7.04%	5.97%	5.82%	5.80%	6.04%

Senior & subordinated debt (1)	-	-	248,154 (3)	-	-	579,000	827,154	408,338
Weighted average interest rate	-%	-%	3.63%	-%	-%	7.30%	6.20%

Total Fixed-Rate Debt	182,492	220,677	619,224	331,067	782,056	2,806,383	4,941,899	4,313,068

Variable:
Variable-rate debt	700,224	446,192	185,413	45,366	46,412	652,413	2,076,020	1,861,607
Weighted average interest rate(2)	3.63%	2.45%	3.55%	6.26%	6.05%	6.31%	4.32%

Tax-exempt	-	-	33,520	204,616	765	648,724	887,625	797,144
Weighted average interest rate(2)	-%	-%	3.11%	2.46%	1.03%	1.47%	1.76%

Bank revolving credit facility (1)	-	365,500	-	-	-	-	365,500	365,500
Weighted average interest rate(2)	-%	2.98%	-%	-%	-%	-%	2.98%

Subordinated debt (1)	-	18,910	-	-	-	-	18,910	18,910
Weighted average interest rate	-%	1.43%	-%	-%	-%	-%	1.43%

Total Variable-Rate Debt	700,224	830,602	218,933	249,982	47,177	1,301,137	3,348,055	3,043,161

Total Long-Term Debt	$882,716	$1,051,279	$838,157	$581,049	$829,233	$4,107,520	$8,289,954	$7,356,229

Weighted average interest rate	4.27%	3.61%	5.10%	4.76%	5.83%	5.41%	5.02%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of January 31, 2009.

(3)	Represents the principal amount of the puttable equity-linked senior notes of $272,500 less the unamortized discount of $24,346 as of January 31, 2009, as adjusted for the adoption of accounting guidance for convertible debt instruments. This unamortized discount is accreted through interest expense, which resulted in an effective interest rate of 7.51% that is reflected in our Consolidated Statements of Operations.

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2009.
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
In the “Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt” risk factor in our Annual Report on Form 10-K, we disclosed our total outstanding long-term debt that becomes due in fiscal 2009, non-recourse mortgage debt that was past due or in default as of January 31, 2009 and our access to liquidity through our $750 million revolving credit facility. We updated that information as of April 30, 2009 in our Quarterly Report on Form 10-Q. The following updates that information.
As of October 31, 2009, we have $332.4 million of outstanding long-term debt that remains outstanding from the $826.6 million of fiscal 2009 maturities reported as of January 31, 2009. We are actively negotiating with the lenders to address these remaining 2009 maturities, but cannot assure you that we will be successful. If these amounts cannot be refinanced, extended or repaid from other sources, our cash flow may not be sufficient to repay all such maturing debt and the lenders could foreclose on some of the properties.
At October 31, 2009, we have one non-recourse mortgage amounting to $17.2 million that has matured and is currently in default. If we are unable to negotiate an extension or refinancing of the mortgage, the lender could commence foreclosure proceedings and we could lose the property. Three of our joint ventures accounted for under the equity method of accounting have non-recourse mortgages that are past due or in default at October 31, 2009. If we are unable to negotiate an extension or refinancing or cure the default on those mortgages, the lender could commence foreclosure proceedings and we could lose the carrying value of our investment in the projects amounting to $4 million at October 31, 2009. While we are actively negotiating with the lenders to resolve these past due loans, we cannot assure you that we will be successful.
Subsequent to October 31, 2009, we elected to delay a scheduled amortization payment of $5 million on a non-recourse mortgage secured by all the land we own within the Brooklyn Atlantic Yards footprint. We have commenced negotiations with the lender to modify the terms of the mortgage but can give no assurances that these negotiations will be successful. If we are unable to negotiate a modification of the mortgage agreement, the lender could commence foreclosure proceedings and we could lose the property. If these negotiations are unsuccessful, we would have a heightened risk of being unable to develop the Brooklyn Atlantic Yards project as anticipated. See the discussion below for a more thorough discussion of the risks associated with the Brooklyn Atlantic Yards project and the impact those risks may pose to us.
Subsequent to October 31, 2009, we reached an agreement on the principal terms of a new $500 million revolving credit facility with our 15 member bank group. The parties are negotiating reasonably and in good faith to finalize and execute a definitive agreement, but may be unable to do so and the transaction may not close as anticipated. The inability to execute a definitive agreement would materially adversely affect our liquidity and financial position.

In the “We are Subject to Real Estate Development Risks” risk factor in our Annual Report on Form 10-K we disclosed risks associated with our Brooklyn Atlantic Yards project. We updated that information as of April 30, 2009 in our Quarterly Report on Form 10-Q. The following further updates that risk factor to provide additional information.
Brooklyn Atlantic Yards. We are in the process of developing Brooklyn Atlantic Yards, which will cost an approximate $4.9 billion over the anticipated construction and development period. This long-term mixed-use project in downtown Brooklyn is expected to feature a state of the art sports and entertainment arena for The Nets basketball team, a member of the NBA. The acquisition and development of Brooklyn Atlantic Yards has been formally approved by the required state governmental authorities but final documentation of the transactions is subject to the completion of negotiations with local and state governmental authorities, including negotiation of the applicable development documentation and public subsidies. Pre-construction activities have commenced for the potential removal, remediation or other activities to address environmental contamination at, on, under or emanating to or from the land. As a result of prior litigation, this project has experienced delays and may continue to experience further delays.
There is also the potential for increased costs and further delays to the project as a result of (i) increasing construction costs, (ii) scarcity of labor and supplies, (iii) our ability to obtain tax-exempt financing or the availability of financing or public subsidies, or our inability to retain the current land acquisition financing, (iv) our or our partners’ inability or failure to meet required equity contributions, (v) increasing rates for financing, (vi) loss of arena sponsorships and related revenues, (vii) our inability to meet certain agreed upon deadlines for the development of the project and (viii) other potential litigation seeking to enjoin or prevent the project or litigation for which there may not be insurance coverage. The development of Brooklyn Atlantic Yards is being done in connection with the proposed move of The Nets to the planned arena. The arena itself (and its plans) along with any movement of the team is subject to approval by the NBA, which we may not receive. In addition, as applicable contractual and other deadlines and decision points approach, we could have less time and flexibility to plan and implement our responses to these or other risks to the extent that any of them may actually arise.
If any of the foregoing risks were to occur we may: (i) not be able to develop Brooklyn Atlantic Yards to the extent intended or at all resulting in a potential write-off of our investment, (ii) be required to repay the City and/or State of New York amounts previously advanced under public subsidies, plus penalties if applicable, (iii) be in default of our non-recourse mortgages on the project, and (iv) be required to restore the rail yards that previously existed on the land. Together, costs associated with the risks outlined in (i) through (iv) in this paragraph, are approximately $580 million and could have a significant, material adverse effect on our business, cash flows and results of operations. Even if we are able to continue with the development, or a portion thereof, we would likely not be able to do so as quickly as originally planned, would be likely to incur additional costs and may need to write-off a portion of the development.
Risks Related to Our Business
The ownership, development and management of commercial real estate is exceptionally challenging in the current economic environment and we do not anticipate meaningful improvement in the commercial real estate industry in the near term.
The current economic environment has significantly impacted the real estate industry in which we operate. Unemployment continues to increase and consumer confidence is low, putting downward pressure on retail sales. Commercial and residential tenants are experiencing financial pressure and are placing increasing demands on landlords to provide rent concessions. The financial hardships on some tenants are so severe that they are leaving the market entirely or declaring bankruptcy, creating increased vacancy rates in residential and commercial properties. The tenants with good financial condition are considering offers from the many competing projects in the real estate industry and are waiting for the best possible deal before committing.
The stress currently experienced by the real estate industry is particularly evident in our development projects. Projects that had good demographics and strong retailer interest to support a retail development when we began construction are experiencing leasing difficulty. When the financial markets began experiencing volatility in the second half of 2008 and the economy entered its recession, we experienced a corresponding volatility in retailer interest for our projects. Retailers continue to express interest in the projects, but are reluctant to commit to any new stores in the current economic environment. As a result of this difficult environment, we have delayed anticipated openings, reduced anticipated rents and incurred additional carrying costs, all resulting in an adverse impact on our business.
Until the economy, in general, and the real estate industry in particular, experience sustained improvement, fundamentals for the development and management of real estate will remain weak and we will continue to operate in a difficult environment with no near-term expectation of improvement.
The transaction proposed in our letter of intent with an affiliate of Onexim Group to create a strategic partnership for our Brooklyn Atlantic Yards project may not close, which could subject us to liquidity risks.
The letter of intent that we executed with an affiliate of Onexim Group requires certain consents and is subject to the satisfaction of various conditions. Both parties continue to negotiate reasonably and in good faith to satisfy various conditions of the LOI and execute definitive agreements. However, the transaction proposed in the letter of intent may not close and the strategic partnership for the Brooklyn Atlantic Yards project may not be realized. If the strategic partnership is not formed and the $200 million investment is not received, we could have heightened exposure to the development risks associated with the Brooklyn Atlantic Yards project. See above for a more thorough discussion of the risks associated with the Brooklyn Atlantic Yards project and the impact those risks may pose to us.

In addition, if the transaction proposed by the letter of intent does not close, we could also have heightened exposure to the risks associated with our investment in the Nets. For a more thorough discussion of the risks associated with that investment and the impact those risks may pose to us, please refer to “The Investment in a Professional Sports Franchise Involves Certain Risks and Future Losses Are Expected for The Nets” on page 10 of our Form 10-K for the fiscal year ended January 31, 2009.
Legislative and regulatory actions taken now or in the future could adversely affect our business.
Current economic conditions have resulted in governmental regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. This increased scrutiny has resulted in unprecedented programs and actions targeted at restoring stability in the financial markets. There is increasing pressure on the U.S. Congress to finalize a financial regulatory reform plan that would, if enacted, represent a sweeping reform of the current financial services regulation. While we do not operate in the financial services industry, the proposed legislation, as well as other legislation that could be proposed in the future, if enacted, could have an adverse impact on our financial condition and results of operations, perhaps materially, by increasing our costs for financial instruments, such as non-recourse mortgage loans and interest rate swaps, requiring additional cash collateral deposits and further reducing our access to capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b) – Not applicable.
(c) – Repurchase of equity securities during the quarter.

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	Per Share	or Programs	or Programs

Class A Common Stock
August 1 through August 31, 2009	-	$-	-	-
September 1 through September 30, 2009	843	$4.86	-	-
October 1 through October 31, 2009	-	$-	-	-

Total	843	$4.86	-	-

(1)	In September 2009, the Company repurchased into treasury 843 shares of Class A common stock to satisfy the minimum tax withholding requirements relating to restricted stock vesting. These shares were not reacquired as part of a publicly announced repurchase plan or program.

Item 6. Exhibits

Exhibit
Number		Description of Document

3.1	-	Amended Articles of Incorporation of Forest City Enterprises, Inc., restated effective October 1, 2008, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 2008 (File No. 1-4372).

3.2	-	Code of Regulations as amended June 15, 2006, incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q for the quarter ended July 31, 2006 (File No. 1-4372).

4.1	-	Senior Note Indenture, dated as of May 19, 2003, between Forest City Enterprises, Inc., as issuer, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 20, 2003 (File No. 1-4372).

4.2	-	Form of 7.625% Senior Note due 2015, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 20, 2003 (File No. 1-4372).

4.3	-	Form of 7.375% Senior Note due 2034, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed on February 10, 2004 (File No. 1-4372).

4.4	-	Form of 6.5% Senior Note due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 26, 2005 (File No. 1-4372).

4.5	-	Indenture, dated as of October 10, 2006, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Trust Company, N.A., as trustee, including, as Exhibit A thereto, the Form of 3.625% Puttable Equity-Linked Senior Note due 2011, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 16, 2006 (File No. 1-4372).

*4.6		Indenture, dated as of October 7, 2009, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, including as Exhibit A thereto, the Form of 3.625% Puttable Equity-Linked Senior Note due 2014.

4.7		Indenture, dated October 26, 2009, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, including as Exhibit A thereto, the Form of 5.00% Convertible Senior Note due 2016, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 26, 2009 (File No. 1-4372).

9.1	-	Voting Agreement, dated November 8, 2006, by and among Forest City Enterprises, Inc., RMS Limited Partnership, Powell Partners, Limited, Joseph M. Shafran and Bruce C. Ratner, incorporated by reference to Exhibit 9.1 to the Company’s Form 10-K for the year ended January 31, 2007 (File No. 1-4372).

*+10.1	-	Dividend Reinvestment and Stock Purchase Plan.

+10.2	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.3	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.4	-	First Amendment to the Deferred Compensation Plan for Executives, effective as of October 1, 1999, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.5	-	Second Amendment to the Deferred Compensation Plan for Executives, effective as of December 31, 2004, incorporated by reference to Exhibit 10.46 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.6	-	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives (As Amended and Restated Effective January 1, 2008), incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.7	-	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.8	-	First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.9	-	Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.10	-	Third Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 12, 2004, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 1-4372).

+10.11	-	Fourth Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective as of December 31, 2004, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.12	-	Fifth Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective as of March 26, 2008, incorporated by reference to Exhibit 10.60 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

+10.13	-	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated effective January 1, 2008), incorporated by reference to Exhibit 10.60 to the Company’s Form 10-Q for the quarter ended April 30, 2008 (File No. 1-4372).

+10.14	-	Forest City Enterprises, Inc. Executive Short-Term Incentive Plan (As Amended and Restated as of June 19, 2008), incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372).

+10.15	-	Forest City Enterprises, Inc. Executive Long-Term Incentive Plan (As Amended and Restated as of June 19, 2008), incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372).

+10.16	-	Forest City Enterprises, Inc. Senior Management Short-Term Incentive Plan (Effective February 1, 2008), incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372).

+10.17	-	Forest City Enterprises, Inc. Senior Management Long-Term Incentive Plan (Effective February 1, 2008), incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372).

+10.18	-	Forest City Enterprises, Inc. Amended Board of Directors Compensation Policy, effective February 1, 2008, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

+10.19	-	Forest City Enterprises, Inc. Unfunded Nonqualified Supplemental Retirement Plan for Executives (As Amended and Restated Effective January 1, 2008), incorporated by reference to Exhibit 10.59 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

+10.20	-	Amended and Restated Form of Stock Option Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.21	-	Amended and Restated Form of Restricted Stock Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.22	-	Form of Forest City Enterprises, Inc. Performance Shares Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372).

+10.23	-	Form of Forest City Enterprises, Inc. Nonqualified Stock Option Agreement for Nonemployee Directors, incorporated by reference to Exhibit 10.66 to the Company’s Form 10-Q for the quarter ended July 31, 2008. (File No. 1-4372).

+10.24	-	Form of Forest City Enterprises, Inc. Restricted Shares Agreement for Nonemployee Directors, incorporated by reference to Exhibit 10.67 to the Company’s Form 10-Q for the quarter ended July 31, 2008 (File No. 1-4372).

+10.25	-	Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated as of June 19, 2008), incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372).

+10.26	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.27	-	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

+10.28	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, between Forest City Enterprises, Inc. and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.29	-	Agreement regarding death benefits entered into on May 31, 1999, between Forest City Enterprises, Inc. and Robert G. O’Brien, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q for the quarter ended April 30, 2009 (File No. 1-4372).

+10.30	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, between Forest City Enterprises, Inc. and Charles A. Ratner, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.31	-	First Amendment to Employment Agreement, dated as of November 9, 2006, by and among Charles A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.32	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, between Forest City Enterprises, Inc. and James A. Ratner, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.33	-	First Amendment to Employment Agreement, dated as of November 9, 2006, by and among James A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.34	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, between Forest City Enterprises, Inc. and Ronald A. Ratner, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.35	-	First Amendment to Employment Agreement, dated as of November 9, 2006, by and among Ronald A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.36	-	Employment Agreement, effective November 9, 2006, by and among Bruce C. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

Exhibit
Number		Description of Document

10.37	-	Master Contribution and Sale Agreement, dated as of August 10, 2006, by and among Forest City Enterprises, Inc., certain entities affiliated with Forest City Enterprises, Inc., Forest City Master Associates III, LLC, certain entities affiliated with Forest City Master Associates III, LLC, certain entities affiliated with Bruce C. Ratner and certain individuals affiliated with Bruce C. Ratner, incorporated by reference to Exhibit 10.37 to the Company’s Form 10-Q for the quarter ended July 31, 2009 (File No. 1-4372).**

10.38	-	Registration Rights Agreement by and among Forest City Enterprises, Inc. and the holders of BCR Units listed on Schedule A thereto dated November 8, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed on November 7, 2007 (Registration No. 333-147201).

10.39	-	Amended and Restated Credit Agreement, dated as of June 6, 2007, by and among Forest City Rental Properties Corporation, KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended July 31, 2009 (File No. 1-4372).**

10.40	-	Additional Bank Assumption Agreement by and among The Bank of New York, Forest City Rental Properties Corporation, and KeyBank in its capacity as administrative agent under the Credit Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 20, 2007 (File No. 1-4372).

10.41	-	Additional Bank Assumption Agreement by and among Wachovia Bank, N.A., Forest City Rental Properties Corporation, and KeyBank in its capacity as administrative agent under the Credit Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 20, 2007 (File No. 1-4372).

10.42	-	Exhibit A to the Amended and Restated Credit Agreement by and among Forest City Rental Properties Corporation, KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein, revised as of December 20, 2007, further revised as of February 4, 2008 and further revised as of February 19, 2008, incorporated by reference to Exhibit 10.56 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

10.43	-	First Amendment to Amended and Restated Credit Agreement, dated as of September 10, 2008, by and among Forest City Rental Properties Corporation, Key Bank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the banks named therein, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-Q for the quarter ended October 31, 2008 (File No. 1-4372).

10.44	-	Amended and Restated Guaranty of Payment of Debt, dated as of June 6, 2007, by Forest City Enterprises, Inc. for the benefit of KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-Q for the quarter ended July 31, 2009 (File No. 1-4372).

10.45	-	First Amendment to Amended and Restated Guaranty of Payment of Debt, dated as of September 10, 2008, by Forest City Enterprises, Inc. for the benefit of KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the banks named therein, incorporated by reference to Exhibit 10.46 to the Company’s Form 10-Q for the quarter ended October 31, 2008 (File No. 1-4372).

10.46	-	Second Amendment to Amended and Restated Credit Agreement and Amended and Restated Guaranty of Payment of Debt, dated as of January 30, 2009, by and among Forest City Rental Properties Corporation, Forest City Enterprises, Inc., KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 5, 2009 (File No. 1-4372).

Exhibit
Number		Description of Document

10.47	-	Third Amendment to Amended and Restated Credit Agreement and Amended and Restated Guaranty of Payment Of Debt, dated as of October 5, 2009, by and among Forest City Rental Properties Corporation, Forest City Enterprises, Inc., KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 7, 2009 (File No. 1-4372).

10.48	-	Fourth Amendment to Amended and Restated Credit Agreement and Amended and Restated Guaranty of Payment of Debt, dated as of October 22, 2009, by and among Forest City Rental Properties Corporation, Forest City Enterprises, Inc., KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 23, 2009 (File No. 1-4372).

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6.

*	Filed herewith.

**	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)
Date: December 8, 2009	/S/ ROBERT G. O’BRIEN
	Name:	Robert G. O’Brien
	Title:	Executive Vice President and Chief Financial Officer

Date: December 8, 2009	/S/ LINDA M. KANE
	Name:	Linda M. Kane
	Title:	Senior Vice President, Chief Accounting and Administrative Officer

Exhibit Index

Exhibit
Number		Description of Document

4.6	-	Indenture, dated as of October 7, 2009, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, including as Exhibit A thereto, the Form of 3.625% Puttable Equity-Linked Senior Note due 2014.

10.1	-	Dividend Reinvestment and Stock Purchase Plan.

31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.