Form 10-K
period 2010-01-31
FOREST CITY ENTERPRISES INC
filed 2010-03-30
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2010

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
YES  ☐    NO ☒
The aggregate market value of the outstanding common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $874,712,205.
The number of shares of registrant’s common stock outstanding on March 23, 2010 was 134,805,397 and 21,607,568 for Class A and Class B common stock, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 16, 2010 are incorporated by reference into Part III to the extent described herein.

Forest City Enterprises, Inc. and Subsidiaries
Annual Report on Form 10-K
For The Year Ended January 31, 2010

PART I

		Page

Item 1.	Business	2
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	20
Item 3.	Legal Proceedings	36
Item 4.	Reserved	36
	Executive Officers of the Registrant	36

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	37
Item 6.	Selected Financial Data	39
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	88
Item 8.	Financial Statements and Supplementary Data	92
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	159
Item 9A.	Controls and Procedures	159
Item 9B.	Other Information	161

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	161
Item 11.	Executive Compensation	161
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	161
Item 13.	Certain Relationships and Related Transactions, and Director Independence	161
Item 14.	Principal Accountant Fees and Services	161

PART IV

Item 15.	Exhibits and Financial Statements Schedules	162
	Signatures	170
EX-10.7
EX-10.14
EX-10.16
EX-10.23
EX-10.24
EX-21
EX-23
EX-24A
EX-24B
EX-24C
EX-24D
EX-24E
EX-24F
EX-24G
EX-24H
EX-24I
EX-24J
EX-24K
EX-24L
EX-24M
EX-24.N
EX-31.1
EX-31.2
EX-32.1

PART I
Item 1. Business
Founded in 1920 and publicly traded since 1960, Forest City Enterprises, Inc. (with its subsidiaries, the “Company” or “Forest City”) is principally engaged in the ownership, development, management and acquisition of commercial and residential real estate properties in 27 states and the District of Columbia. At January 31, 2010, the Company had approximately $11.9 billion in consolidated assets, of which approximately $11.3 billion was invested in real estate, at cost. The Company’s core markets include Boston, the state of California, Chicago, Denver, the New York City/Philadelphia metropolitan area and the Greater Washington D.C./Baltimore metropolitan area. The Company has offices in Albuquerque, Boston, Chicago, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C. and the Company’s corporate headquarters in Cleveland, Ohio. The Company’s portfolio of real estate assets is diversified both geographically and among property types.
The Company operates through three primary strategic business units:
•
Commercial Group, the Company’s largest strategic business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects.

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
Segments of Business
The Company currently has five segments:
•	Commercial Group

•	Residential Group

•	Land Development Group

•	The New Jersey Nets (“The Nets”)

•	Corporate Activities
Financial information about industry segments required by this item is included in Item 8 - Financial Statements and Supplementary Data and Note M - Segment Information.
Commercial Group
The Company has developed and/or acquired retail projects for more than 50 years and office and mixed-use projects for more than 30 years. The Commercial Group owns a diverse portfolio in both urban and suburban locations in 16 states and the District of Columbia. The Commercial Group targets densely populated markets where it uses its expertise to develop complex projects, often employing public and/or private partnerships. As of January 31, 2010, the Commercial Group owned interests in 98 completed properties, including 46 retail properties (approximately 15 million gross leasable square feet), 47 office properties (approximately 13.5 million gross leasable square feet) and 5 hotels (1,833 rooms).
The Company opened its first community retail center in 1948 and its first enclosed regional mall in 1962. Since then, it has developed regional malls and specialty retail centers. The specialty retail centers include urban retail centers, entertainment-based centers, community centers and power centers (collectively, “specialty retail centers”). As of January 31, 2010, the Commercial Group’s retail portfolio consisted of 17 regional malls with gross leasable area (“GLA”) of 8.1 million square feet and 29 specialty retail centers with a total GLA of 6.5 million square feet. The Commercial Group has two specialty retail centers under construction with GLA of 1.0 million square feet, one of which had a partial opening during the three months ended January 31, 2010 and the other had a grand opening in February 2010. The Commercial Group also had one regional mall under construction with GLA of 1.3 million square feet.

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
The following tables provide lease expiration and significant tenant information as of January 31, 2010 relating to the Commercial Group’s retail properties.
Retail Lease Expirations as of January 31, 2010

						AVERAGE
						BASE
	NUMBER OF	SQUARE FEET	PERCENTAGE	NET	PERCENTAGE	RENT PER
EXPIRATION	EXPIRING	OF EXPIRING	OF TOTAL	BASE RENT	OF TOTAL	SQUARE FEET
YEAR	LEASES	LEASES (3)	LEASED GLA (1)	EXPIRING (2)	BASE RENT	EXPIRING (3)

2010	262	645,973	5.08%	$16,112,035	5.75%	$31.34
2011	343	1,205,116	9.48	28,533,272	10.19	28.70
2012	247	927,210	7.29	22,617,851	8.08	28.26
2013	236	1,024,225	8.05	25,244,672	9.01	27.71
2014	233	1,078,570	8.48	22,539,251	8.05	27.14
2015	170	770,188	6.06	18,011,467	6.43	27.33
2016	224	1,197,226	9.42	32,648,867	11.66	37.23
2017	149	1,014,189	7.98	22,302,602	7.96	25.85
2018	166	848,368	6.67	18,481,659	6.60	23.89
2019	111	984,031	7.74	21,270,318	7.59	23.35
Thereafter	100	3,020,665	23.75	52,308,693	18.68	20.55

Total	2,241	12,715,761	100.00%	$280,070,687	100.00%	$26.41

(1)	GLA = Gross Leasable Area.

(2)
Net base rent expiring is an operating statistic and is not comparable to rental revenue, a Generally Accepted Accounting Principles (“GAAP”) financial measure. The primary differences arise because net base rent is determined using the tenant’s contractual rental agreements at the Company’s ownership share of the base rental income from expiring leases as determined within the rent agreement and it does not include adjustments such as the impact of straight-line rent, amortization of above and below market in-place lease values and contingent rental payments (which are not reasonably estimable).

(3)	Square feet of expiring leases and average base rent per square feet are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases.

Schedule of Significant Retail Tenants as of January 31, 2010
(Based on net base rent 1% or greater of the Company’s ownership share)

	NUMBER	LEASED	PERCENTAGE OF
	OF	SQUARE	TOTAL RETAIL
TENANT	LEASES	FEET	SQUARE FEET

AMC Entertainment, Inc.	6	515,097	4.05%
Bass Pro Shops, Inc.	3	510,855	4.02
Regal Entertainment Group	5	381,461	3.00
TJX Companies	10	313,861	2.47
The Gap	24	305,756	2.40
The Home Depot	2	282,000	2.22
Dick’s Sporting Goods	5	257,486	2.02
Abercrombie & Fitch Stores, Inc.	30	223,567	1.76
The Limited	36	221,684	1.74
Footlocker, Inc.	37	142,848	1.12
Pathmark Stores, Inc.	2	123,500	0.97
American Eagle Outfitters	18	104,067	0.83

Subtotal	178	3,382,182	26.60

All Others	2,063	9,333,579	73.40

Total	2,241	12,715,761	100.00%

The following tables provide lease expiration and significant tenant information as of January 31, 2010 relating to the Commercial Group’s office properties.
Office Lease Expirations as of January 31, 2010

						AVERAGE
						BASE
	NUMBER OF	SQUARE FEET	PERCENTAGE	NET	PERCENTAGE	RENT PER
EXPIRATION	EXPIRING	OF EXPIRING	OF TOTAL	BASE RENT	OF TOTAL	SQUARE FEET
YEAR	LEASES	LEASES (3)	LEASED GLA (1)	EXPIRING (2)	BASE RENT	EXPIRING (3)

2010	99	1,209,822	10.76%	$24,285,735	7.59%	$23.76
2011	69	734,187	6.53	17,207,639	5.37	26.25
2012	81	1,128,482	10.04	32,087,579	10.02	30.20
2013	75	1,179,469	10.49	27,184,470	8.49	24.52
2014	44	888,349	7.90	22,791,675	7.12	30.13
2015	12	258,801	2.30	4,693,752	1.47	19.17
2016	19	401,476	3.57	9,084,751	2.84	24.85
2017	18	265,156	2.36	7,953,622	2.48	32.43
2018	17	1,060,998	9.44	30,255,361	9.45	32.42
2019	17	689,141	6.13	16,450,908	5.14	25.77
Thereafter	36	3,427,531	30.48	128,174,483	40.03	39.18

Total	487	11,243,412	100.00%	$320,169,975	100.00%	$30.93

(1)	GLA = Gross Leasable Area.

(2)
Net base rent expiring is an operating statistic and is not comparable to rental revenue, a GAAP financial measure. The primary differences arise because net base rent is determined using the tenant’s contractual rental agreements at the Company’s ownership share of the base rental income from expiring leases as determined within the rent agreement and it does not include adjustments such as the impact of straight-line rent, amortization of above and below market in-place lease values and contingent rental payments (which are not reasonably estimable).

(3)	Square feet of expiring leases and average base rent per square feet are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases.

Schedule of Significant Office Tenants as of January 31, 2010
(Based on net base rent 2% or greater of the Company’s ownership share)

	LEASED	PERCENTAGE OF
	SQUARE	TOTAL OFFICE
TENANT	FEET	SQUARE FEET

City of New York	890,185	7.92%
Millennium Pharmaceuticals, Inc.	628,934	5.59
U.S. Government	620,402	5.52
Morgan Stanley & Co.	444,685	3.96
Securities Industry Automation Corp.	433,971	3.86
Wellchoice, Inc.	392,514	3.49
JP Morgan Chase & Co.	385,254	3.43
Forest City Enterprises, Inc.(1)	366,786	3.26
Bank of New York	323,043	2.87
National Grid	254,034	2.26
Alkermes, Inc.	210,248	1.87
Clearbridge Advisors, LLC, a Legg Mason Company	193,249	1.72
Covington & Burling, LLP	160,565	1.43
Seyfarth Shaw, LLP	96,909	0.86

Subtotal	5,400,779	48.04

All Others	5,842,633	51.96

Total	11,243,412	100.00%

(1)	All intercompany rental income is eliminated in consolidation.

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
At January 31, 2010, the Residential Group’s operating portfolio consisted of 34,707 units in 119 properties in which Forest City has an ownership interest. In addition, the Company owns a residual interest in and manages 5 properties containing 741 units of syndicated senior citizen subsidized housing.
Land Development Group
The Company has been in the land development business since the 1930s. The Land Development Group acquires and sells raw land and sells fully-entitled developed lots to residential, commercial and industrial customers. The Land Development Group also owns and develops raw land into master-planned communities, mixed-use projects and other residential developments. As of January 31, 2010, the Company owned approximately 10,543 acres of undeveloped land (including 7,756 of saleable acres) for these commercial and residential development purposes. The Company has an option to purchase 1,474 acres of developable land at its Stapleton project in Denver, Colorado, and 5,731 acres of developable land at its Mesa del Sol project in Albuquerque, New Mexico. The Company has land development projects in 12 states.
Historically, the Land Development Group’s activities focused on land development projects in Northeast Ohio. Over time, the Land Development Group’s activities expanded to larger, more complex projects. The Land Development Group has extended its activities on a national basis, first in Arizona, and more recently in Illinois, North Carolina, Florida, Colorado, Texas, New Mexico, South Carolina, New York, Missouri and Washington. Land development and sales activities at the Company’s Stapleton project in Denver, Mesa del Sol project in Albuquerque and Central Station project in downtown Chicago are reported in the Land Development Group.
As of the end of fiscal 2009, the Company had purchased 1,461 acres at Stapleton, leaving a balance of 1,474 acres that may be acquired through an option held by the Company for additional development over the course of the next 8 years. Over and above the developable land that may be purchased through an option held by the Company, 1,116 acres of Stapleton are reserved for regional parks and open space, of which 683 acres are under development or have been completed. Aside from land development and sales activities, Stapleton currently has over 2 million square feet of retail space, approximately 350,000 square feet of office space, over 1.2 million of other commercial space and 484 apartment units in place.
Additionally, as of the end of fiscal 2009, the Company had purchased 3,175 acres at Mesa del Sol, of which 2,336 saleable acres are on hand as of January 31, 2010. This leaves a balance of 5,731 acres to be acquired for additional development over the course of the next 25 to 50 years. Aside from land development and sales activities, Mesa del Sol currently has 375,000 square feet of office space in place, which is included in the Commercial Group segment.
In addition to sales activities of the Land Development Group, the Company also sells land acquired by its Commercial Group and Residential Group adjacent to their respective projects. Proceeds and related costs from such land sales are included in the revenues and expenses of such groups.
The Nets
On August 16, 2004 the Company purchased an ownership interest in The Nets, a member of the National Basketball Association (“NBA”). The Company accounts for its investment on the equity method of accounting. Although the Company has a legal ownership interest of approximately 23% in The Nets, the Company recognized approximately 68%, 54% and 25% of the net loss for the years ended January 31, 2010, 2009 and 2008, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of The Nets.
The purchase of the interest in The Nets was the first step in the Company’s efforts to pursue development projects, which include a new entertainment arena complex and adjacent urban developments combining housing, offices, shops and public open space. The Nets segment is primarily comprised of and reports on the sports operations of the basketball team.
On December 15, 2009, the Company entered into a purchase agreement with an affiliate of Onexim Group, an international private investment fund, to create a strategic partnership. Pursuant to the terms of the agreement, entities to be formed by Onexim Group will invest $200,000,000 and make certain contingent funding commitments to acquire 80% of The Nets, 45% of the Arena project and the right to purchase up to 20% of the Atlantic Yards Development Company. The Company will retain a noncontrolling ownership interest in The Nets under the agreement. The closing of the strategic partnership requires certain consents and is subject to the satisfaction of various conditions. While the parties are proceeding in good faith to obtain the consents and satisfy the conditions, the Company cannot assure you that it will be successful.

Competition
The real estate industry is highly competitive in many of the markets in which the Company operates. There are numerous other developers, managers and owners of commercial and residential real estate and undeveloped land that compete with the Company nationally, regionally and/or locally, some of whom may have greater financial resources and market share than the Company. They compete with the Company for management and leasing opportunities, land for development, properties for acquisition and disposition, and for anchor stores and tenants for properties. The Company may not be able to successfully compete in these areas. In addition, competition could over-saturate any market; as a result, the Company may not have sufficient cash to meet the nonrecourse debt service requirements on certain of its properties. Although the Company may attempt to negotiate a restructuring with the mortgagee, it may not be successful, particularly in light of current credit markets, which could cause a property to be transferred to the mortgagee.
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
In addition to real estate competition, the Company faces competition related to the operation of The Nets. Specifically, The Nets are in competition with other major league sports, college athletics and other sports-related and non-sports related entertainment. If The Nets are not able to successfully manage this risk, they may incur additional losses resulting in an increase of the Company’s share of the total losses, which are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of The Nets.
Number of Employees
The Company had 3,019 employees as of January 31, 2010, of which 2,706 were full-time and 313 were part-time.
Available Information
Forest City Enterprises, Inc. is an Ohio corporation and its executive offices are located at Suite 1100, 50 Public Square, Cleveland, Ohio 44113. The Company makes available, free of charge, on its website at www.forestcity.net, its annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (“SEC”). The Company’s SEC filings can also be obtained from the SEC website at www.sec.gov.
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
Item 1A. Risk Factors
Lending and Capital Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt
Ongoing economic conditions have negatively impacted the lending and capital markets, particularly for real estate. The capital markets have witnessed significant adverse conditions, including a substantial reduction in the availability of and access to capital. Financial institutions have significantly reduced their lending with an emphasis on lessening their exposure to real estate. Originations of new loans for commercial mortgage backed securities are extremely limited. Underwriting standards are being tightened with lenders requiring lower loan-to-values, increased debt service coverage levels and higher lender spreads. These market conditions, combined with the volatility in the financial markets, have made our ability to access capital challenging. We may not be able to obtain financings on terms comparable to those we secured prior to the economic downturn, and our financing costs may be significantly higher. These conditions have required us to curtail our investment in new development projects, which will negatively impact the future growth of our business. If these conditions do not improve, we may be required to further curtail our development, redevelopment or expansion projects and potentially write down our investments in some projects.

The adverse market conditions also impact our ability to, and the cost at which we, refinance our debt and obtain renewals or replacement of credit enhancement devices, such as letters of credit. While some of our current financings have extension options, some of those are contingent upon pre-determined underwriting qualifications. We cannot assure you that a given project will meet the required conditions to qualify for such extensions. Our inability to extend, repay or refinance our debt when it becomes due, including upon a default or acceleration event, could result in foreclosure on the properties pledged as collateral thereof, which could result in a loss of our full investment in such properties. While we are actively working to refinance or extend our maturing debt obligations, we cannot assure you that we will be able to do so on a timely basis. Moreover, we expect refinancing to occur on less favorable terms. Lenders in these market conditions will typically require a higher rate of interest, repayment of a portion of the outstanding principal or additional equity infusions to the project.
Of our total outstanding long-term debt of approximately $8.6 billion at January 31, 2010, approximately $850.1 million becomes due in fiscal 2010, approximately $1.1 billion becomes due in fiscal 2011 and approximately $1.3 billion becomes due in fiscal 2012. If these amounts cannot be refinanced, extended or repaid from other sources, such as sales of properties or new equity, our cash flow may not be sufficient to repay all maturing debt. This risk is heightened with respect to our revolving credit facility, which is due February 1, 2012, and our senior debt, as we have limited sources to fund such repayment.
Our total outstanding debt listed above is inclusive of credit enhanced mortgage debt we have obtained for a number of our properties to back the bonds that are issued by a government authority and then remarketed to the public. Generally, the credit enhancement, such as a letter of credit, expires prior to the terms of the underlying mortgage debt and must be renewed or replaced to prevent acceleration of the underlying mortgage debt. We treat credit enhanced debt as maturing in the year the credit enhancement expires. However, if the credit enhancement is called upon due to the inability to remarket the bonds due to reasons including but not limited to market dislocation or a downgrade in the credit rating of the credit enhancer, the bonds would not only incur additional interest expense, but it could accelerate the debt maturity to as early as 90 days after the advancement occurs.
With the turmoil in the lending and capital markets, an increasing number of financial institutions have sought federal assistance or failed. The failure of these financial institutions has further reduced the number of lenders willing to lend to commercial real estate entities and may further hinder our ability to access capital. In the event of a failure of a lender or counterparty to a financial contract, obligations under the financial contract might not be honored and many forms of assets may be at risk and may not be fully returned to us. Should a financial institution, particularly a construction lender, fail to fund its committed amounts when contractually obligated to do so, our ability to meet our obligations and complete projects could be adversely impacted.
Finally, while we recently extended our revolving credit facility, giving us access to liquidity through February 1, 2012, it was with reduced maximum borrowing levels, increased restrictions on our use of cash and requirements for the permanent reductions of borrowings available under the credit facility as we generate net proceeds from specified transactions. As a result, our access to liquidity has decreased as it relates to borrowing available under the credit facility, which may adversely affect the future growth of our business and our ability to continue our development activities.
The Ownership, Development and Management of Real Estate is Exceptionally Challenging in the Current Economic Environment and We Do Not Anticipate Meaningful Improvement in the Near Term
The current economic environment has significantly impacted the real estate industry in which we operate. Unemployment continues to remain at historically high levels and consumer confidence is low, putting downward pressure on retail sales. Commercial and residential tenants are experiencing financial pressure and are placing increasing demands on landlords to provide rent concessions. The financial hardships on some tenants are so severe that they are leaving the market entirely or declaring bankruptcy, creating increased vacancy rates in residential and commercial properties. The tenants with good financial condition are considering offers from the many competing projects in the real estate industry and are waiting for the best possible deal before committing.
The stress currently experienced by the real estate industry is particularly evident in our development projects. Projects that had good demographics and strong retailer interest to support a retail development when we began construction are experiencing leasing difficulty. When the financial markets began experiencing volatility in the second half of 2008 and the economy entered a recession, we experienced a corresponding volatility in retailer interest for our projects. Retailers continue to express interest in the projects, but are reluctant to commit to any new stores in the current economic environment. As a result of this difficult environment, we have delayed anticipated openings, reduced anticipated rents and incurred additional carrying costs, all resulting in an adverse impact on our business. If we are unable to or decide not to proceed with certain projects, we could incur write-offs, some of which could be substantial, which would have an adverse affect on our results of operations.
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
•	Increases in interest rates;

•	The availability of financing, including refinancings or extensions of our nonrecourse mortgage debt maturities, on acceptable terms, or at all;

•	A decline in the economic conditions at the national, regional or local levels, particularly a decline in one or more of our primary markets;

•	Decreases in rental rates;

•	An increase in competition for tenants and customers or a decrease in demand by tenants and customers;

•	The financial condition of tenants, including the extent of bankruptcies and defaults;

•	An increase in supply or decrease in demand of our property types in our primary markets;

•	Declines in consumer confidence and spending during an economic recession that adversely affect our revenue from our retail centers;

•	Lingering declines in housing markets that adversely affect our revenue from our land segment;

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
Some of these development risks have been magnified given current adverse industry and market conditions. See also “Lending and Capital Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt” and “The Ownership, Development and Management of Real Estate is Exceptionally Challenging in the Current Economic Environment and We Do Not Anticipate Meaningful Improvement in the Near Term” above. If any of these events occur, we may not achieve our projected returns on properties under development and we could lose some or all of our investments in those properties. In addition, the lead time required to develop, construct and lease-up a development property has substantially increased, which could adversely impact our projected returns or result in a termination of the development project.
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
In the construction of new projects, we generally guarantee the lender of the construction loan the lien-free completion of the project. This guaranty is recourse to us and places the risk of construction delays and cost overruns on us. In addition, from time to time, we guarantee our construction obligations to major tenants and public agencies. These types of guarantees are released upon completion of the project, as defined. We may have significant expenditures in the future in order to comply with our lien-free completion obligations which could have an adverse impact on our cash flows.
Examples of projects that face these and other development risks include the following:
•
Brooklyn Atlantic Yards. We are in the process of developing Brooklyn Atlantic Yards, which will cost approximately $4.9 billion over the anticipated construction and development period. This long-term mixed-use project in downtown Brooklyn is expected to feature a state of the art sports and entertainment arena for The Nets basketball team, a member of the NBA. The acquisition and development of Brooklyn Atlantic Yards has been formally approved by the required state governmental authorities and final documentation of the transactions was executed on December 23, 2009. Tax exempt financing for the arena also closed on December 23, 2009, the proceeds of which will become available upon the satisfaction of certain conditions, including vacant possession of the project site. In the event these conditions are not satisfied by December 17, 2010, the bonds that were issued for the arena financing will be subject to mandatory redemption. Construction activities have commenced for (i) the potential removal, remediation or other activities to address environmental contamination at, on, under or emanating to or from the land, (ii) demolition of existing structures on the developments site, and (iii) infrastructure and other work necessary for the development of the arena and other elements of the greater Atlantic Yards development project. As a result of prior litigation, this project has experienced delays and may continue to experience further delays.

There is also the potential for increased costs and further delays to the project as a result of (i) increasing construction costs, (ii) scarcity of labor and supplies, (iii) a delay in satisfying the conditions of the tax-exempt financing and the potential mandatory redemption of the bonds issued for the arena financing, or the availability of additional needed financing, (iv) our or our partners’ inability or failure to meet required equity contributions, (v) increasing rates for financing, (vi) loss of arena sponsorships and related revenues, (vii) our inability to meet certain agreed upon deadlines for the development of the project and (viii) other potential litigation seeking to enjoin or prevent the project or litigation for which there may not be insurance coverage. The development of Brooklyn Atlantic Yards is being done in connection with the proposed move of The Nets to the planned arena. The arena itself (and its plans) along with any movement of the team is subject to approval by the NBA, which we may not receive. In addition, as applicable contractual and other deadlines and decision points approach, we could have less time and flexibility to plan and implement our responses to these or other risks to the extent that any of them may actually arise.

If any of the foregoing risks were to occur we may: (i) not be able to develop Brooklyn Atlantic Yards to the extent intended or at all resulting in a potential write-off of our investment, (ii) be required to repay the City and/or State of New York amounts previously advanced under public subsidies, plus penalties if applicable, and (iii) be in default of our non-recourse mortgages on the project. Together, costs associated with the risks outlined in (i) through (iii) in this paragraph, are approximately $590 million and could have a significant, material adverse effect on our business, cash flows and results of operations. Even if we were able to continue with the development, or a portion thereof, we would likely not be able to do so as quickly as originally planned, would be likely to incur additional costs and may need to write-off a portion of the development.

•
Ridge Hill. Retail leasing at our Ridge Hill development project in Westchester County, New York has progressed slowly. Currently, the center is 28% leased and, recently, Saks Fifth Avenue cancelled their non-binding letter of intent and informed us that they no longer intend to lease space in this center. The retail center is under construction and subject to a completion guaranty to the lender. As of January 31, 2010, we have $164,000,000 invested in Ridge Hill. The projected phased opening dates may be impacted by the final outcome of our continuous leasing effort which in turn could increase our equity requirements into this project.

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

The Proposed Transaction With an Affiliate of Onexim Group to Create a Strategic Partnership for our Brooklyn Atlantic Yards Project May Not Close, Which Could Subject Us to Liquidity Risks.
The purchase agreement that we executed with an affiliate of Onexim Group requires certain consents and is subject to the satisfaction of various conditions. Both parties continue to negotiate reasonably and in good faith to obtain the consents, including consent from the NBA, and satisfy the conditions. However, the proposed transaction may not close and the strategic partnership for the Brooklyn Atlantic Yards project may not be realized. If the strategic partnership is not formed and the $200 million investment is not received, we could have heightened exposure to the development risks associated with the Brooklyn Atlantic Yards project. See “We Are Subject to Real Estate Development Risks” above for a more thorough discussion of the risks associated with the Brooklyn Atlantic Yards project and the impact those risks may pose to us.
In addition, if the proposed transaction does not close, we could also have heightened exposure to the risks associated with our investment in the Nets. See “The Investment in a Professional Sports Franchise Involves Certain Risks and Future Losses Are Expected for The Nets” below for a more thorough discussion of the risks associated with that investment and the impact those risks may pose to us.
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

The Downturn in the Housing Market May Continue to Adversely Affect Our Results of Operations and Cash Flows
The United States has experienced a sustained downturn in the residential real estate markets, resulting in a decline in both the demand for, and price of, housing. We depend on homebuilders and condominium builders and buyers, which have been significantly and adversely impacted by the housing downturn, to continue buying our land held for sale. We do not know how long the downturn in the housing market will last or if we will ever see a return to previous conditions. Our ability to sustain our historical sales levels of land depends in part on the strength of the housing market and will continue to suffer until conditions improve. Our failure to successfully sell our land held for sale on favorable terms would adversely affect our results of operations and cash flows and could result in a write-down in the value of our land due to impairment.
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
There are numerous other developers, managers and owners of commercial and residential real estate and undeveloped land that compete with us nationally, regionally and/or locally, some of whom have greater financial resources and market share than us. They compete with us for management and leasing opportunities, land for development, properties for acquisition and disposition, and for anchor stores and tenants for properties. We may not be able to successfully compete in these areas.
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
Based on tenants with net base rent of greater than 2% of total net base rent as of January 31, 2010, our five largest office tenants by leased square feet are the City of New York, Millennium Pharmaceuticals, Inc., U.S. Government, Morgan Stanley & Co and Securities Industry Automation, Corp. Given our large concentration of office space in New York City, we may be adversely affected by the consolidation or failure of certain financial institutions. Based on tenants with net base rent of greater than 1% of total net base rent as of January 31, 2010, our five largest retail tenants by leased square feet are AMC Entertainment, Inc., Bass Pro Shops, Inc., Regal Entertainment Group, TJX Companies and The Gap.
Our ability to collect rents and other charges will be even more difficult if the tenant is bankrupt or insolvent. While our tenants have from time to time filed for bankruptcy or been involved in insolvency proceedings, there has been an increased number of bankruptcies with the current recession. We may be required to expense costs associated with leases of bankrupt tenants and may not be able to replace future rents for tenant space rejected in bankruptcy proceedings which could adversely affect our properties. The current bankruptcies of some of our tenants, and the potential bankruptcies of other tenants in the future could make it difficult for us to enforce our rights as lessor and protect our investment.
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
The Investment in a Professional Sports Franchise Involves Certain Risks and Future Losses Are Expected for The Nets
On August 16, 2004, we purchased a legal ownership interest in The Nets. This interest is reported on the equity method of accounting and as a separate segment. The purchase of the interest in The Nets was the first step in our efforts to pursue development projects at Brooklyn Atlantic Yards. For a more thorough discussion of the risks associated with the Brooklyn Atlantic Yards project see “We Are Subject to Real Estate Developments Risks.”
The Nets are currently operating at a loss and are projected to continue to operate at a loss at least as long as they remain in New Jersey. Such operating losses will need to be funded by the contribution of equity. Even if we are able to relocate The Nets to Brooklyn, there can be no assurance that The Nets will be profitable in the future. Losses are currently allocated to each member of the limited liability company that owns The Nets based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of each accounting period without regard to unrealized appreciation (if any) in the fair value of The Nets. Therefore, losses allocated to us have exceeded our legal ownership interest and may become significant. While the allocation of losses would be reduced in future periods if our proposed transaction with an affiliate of Onexim Group closes, we cannot assure you that the proposed transaction will occur. See “The Proposed Transaction With an Affiliate of Onexim Group to Create a Strategic Partnership for Our Brooklyn Atlantic Yards Project May Not Close, Which Could Subject Us to Liquidity Risks.”
Our investment in The Nets is subject to a number of operational risks, including risks associated with operating conditions, competitive factors, economic conditions and industry conditions. If The Nets are not able to successfully manage the following operational risks, The Nets may incur additional operating losses:
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
Our High Debt Leverage May Prevent Us from Responding to Changing Business and Economic Conditions
Our high degree of debt leverage could limit our ability to obtain additional financing or adversely affect our liquidity and financial condition. We have a high ratio of debt (consisting of nonrecourse mortgage debt, a revolving credit facility and senior and subordinated debt) to total market capitalization. This ratio was approximately 83.1% and 92.2% at January 31, 2010 and January 31, 2009, respectively, based on our long-term debt outstanding at that date and the market value of our outstanding Class A common stock and Class B common stock. Our high leverage may adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes and may make us more vulnerable to a prolonged downturn in the economy.
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
Our Corporate Debt Covenants Could Adversely Affect Our Financial Condition
We have guaranteed the obligations of our wholly-owned subsidiary, Forest City Rental Properties Corporation, or FCRPC, under the FCRPC Second Amended and Restated Credit Agreement entered into on January 29, 2010, among FCRPC and the banks named therein, and amended on March 4, 2010. This credit agreement and related guaranty (collectively “Credit Agreement”) impose a number of restrictive covenants on us, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that we may incur, restrictions on the pledging of ownership interests in subsidiaries, limitations on the use of cash sources, a prohibition on our common stock dividends through the maturity date and limitations on our ability to pay dividends on our preferred stock. The Credit Agreement also requires us to maintain a specified minimum liquidity, debt service and cash flow coverage ratios and consolidated shareholders’ equity.
The Indentures under which our senior and subordinated debt is issued also contain certain restrictive covenants, including, among other things, limitations on our ability to incur debt, pay dividends, acquire our common or preferred stock, permit liens on our properties or dispose of assets.
While we are in compliance with all of our covenants at January 31, 2010, we cannot guarantee our future compliance with any of the covenants. The failure to comply with any of our financial or non-financial covenants could result in an event of default and accelerate some or all of our indebtedness, which could have a material adverse effect on our financial condition. Our ability to comply with these covenants will depend upon our future economic performance. These covenants may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be desirable or advantageous to us.
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

When a hedging agreement is required under the terms of a mortgage loan it is often a condition that the hedge counterparty agree to certain conditions which include, but are not limited to, maintaining a specified credit rating. With the current volatility in the financial markets there is a reduced pool of eligible counterparties that can meet or are willing to agree to the required conditions which has resulted in an increased cost for hedging agreements. This could make it difficult to enter into hedging agreements in the future. Additionally, if the counterparty failed to satisfy any of the required conditions and we were unable to renegotiate the required conditions with the lender or find an alternative counterparty for such hedging agreements, we could be in default under the loan and the lender could take that property through foreclosure.
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
Any Rise in Interest Rates Will Increase Our Interest Costs
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of January 31, 2010, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method and corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $9,407,000 at January 31, 2010. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $9,890,000 at January 31, 2010. The analysis above includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized. For variable rate bonds, during times of market illiquidity, a premium interest rate could be charged on the bonds to successfully market them which would result in even higher interest rates.
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
Downgrades in Our Credit Rating Could Adversely Affect Our Performance
We are periodically rated by nationally recognized rating agencies. Any downgrades in our credit rating could impact our ability to borrow by increasing borrowing costs as well as limiting our access to capital. In addition, a downgrade could require us to post cash collateral and/or letters of credit to cover our self-insured property and liability insurance deductibles, surety bonds, energy contracts and hedge contracts which would adversely affect our cash flow and liquidity.
Our Business Will Be Adversely Impacted Should an Uninsured Loss or a Loss in Excess of Insurance Limits Occur
We carry comprehensive insurance coverage for general liability, property, flood, earthquake and rental loss (and environmental insurance on certain locations) with respect to our properties within insured limits and policy specifications that we believe are customary for similar properties. There are, however, specific types of potential losses, including environmental loss or losses of a catastrophic nature, such as losses from wars, terrorism, hurricanes, earthquakes or other natural disasters, that in our judgment, cannot be purchased at a commercially viable cost or whereby such losses, if incurred, would exceed the insurance limits procured. In the event of an uninsured loss or a loss in excess of our insurance limits, or a failure by an insurer to meet its obligations under a policy, we could lose both our invested capital in, and anticipated profits from, the affected property and could be exposed to liabilities with respect to that which we thought we had adequate insurance to cover. Any such uninsured loss could materially and adversely affect our results of operations, cash flows and financial position. Under our current policies, which expire October 31, 2010, our properties are insured against acts of terrorism, subject to various limits, deductibles and exclusions for acts of war and terrorist acts involving biological, chemical and nuclear damage. Once these policies expire, we may not be able to obtain adequate terrorism coverage at a commercially reasonable cost. In addition, our insurers may not be able to maintain reinsurance sufficient to cover any losses we may incur as a result of terrorist acts. As a result, our insurers’ ability to provide future insurance for any damages that we sustain as a result of a terrorist attack may be reduced.

Additionally, most of our current project mortgages require special all-risk/special form property insurance, and we cannot assure you that we will be able to obtain policies that will satisfy lender requirements. We are self-insured as to the first $500,000 of commercial general liability coverage per occurrence. The first $250,000 of property damage per occurrence is self-insured through our wholly-owned captive insurance company that is licensed, regulated and capitalized in accordance with state of Arizona statutes. While we believe that our self-insurance reserves are adequate, we cannot assure you that we will not incur losses that exceed these self insurance reserves.
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
We Are Controlled by the Ratner, Miller and Shafran Families, Whose Interests May Differ from Those of Other Shareholders
Our authorized common stock consists of Class A common stock and Class B common stock. The economic rights of each Class of common stock are identical, but the voting rights differ. The Class A common stock, voting as a separate Class, is entitled to elect 25% of the members of our board of directors, while the Class B common stock, voting as a separate Class, is entitled to elect the remaining 75% of our board of directors. On all other matters, the Class A common stock and Class B common stock vote together as a single Class, with each share of our Class A common stock entitled to one vote per share and each share of Class B common stock entitled to ten votes per share. At February 26, 2010, members of the Ratner, Miller and Shafran families, which include members of our current board of directors and executive officers, owned 84.4% of the Class B common stock. RMS, Limited Partnership (“RMS LP”), which owned 83.9% of the Class B common stock, is a limited partnership, comprised of interests of these families, with seven individual general partners, currently consisting of:
•	Samuel H. Miller, Treasurer of Forest City and Co-Chairman of our Board of Directors;

•	Charles A. Ratner, President and Chief Executive Officer of Forest City and a Director;

•	Ronald A. Ratner, Executive Vice President of Forest City and a Director;

•	Brian J. Ratner, Executive Vice President of Forest City and a Director;

•	Deborah Ratner Salzberg, President of Forest City Washington, Inc., a subsidiary of Forest City, and a Director;

•	Joan K. Shafran, a Director; and

•	Abraham Miller.
Charles A. Ratner, James A. Ratner, Executive Vice President of Forest City and a Director, and Ronald A. Ratner are brothers. Albert B. Ratner, Co-Chairman of our Board of Directors, is the father of Brian J. Ratner and Deborah Ratner Salzberg and is first cousin to Charles A. Ratner, James A. Ratner, Ronald A. Ratner, Joan K. Shafran, and Bruce C. Ratner, Executive Vice President of Forest City and a Director. Samuel H. Miller was married to Ruth Ratner Miller (now deceased), a sister of Albert B. Ratner, and is the father of Abraham Miller. General partners holding 60% of the total voting power of RMS LP determine how to vote the Class B common stock held by RMS LP. No person may transfer his or her interest in the Class B common stock held by RMS LP without complying with various rights of first refusal.
In addition, at February 26, 2010, members of these families collectively owned 10.8% of the Class A common stock. As a result of their ownership in Forest City, these family members and RMS LP have the ability to elect a majority of our board of directors and to control the management and policies of Forest City. Generally, they may also determine, without the consent of our other shareholders, the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and prevent or cause a change in control of Forest City.
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
RMS Investment Corp. Provides Property Management and Leasing Services to Us and Is Controlled By Some of Our Affiliates
We paid approximately $423,000 and $307,000 as total compensation during the years ended January 31, 2010 and 2009, respectively, to RMS Investment Corp. for property management and leasing services. RMS Investment Corp. is controlled by members of the Ratner, Miller and Shafran families, some of whom are our directors and executive officers.
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
We are Subject to Recapture Risks Associated with Sale of Tax Credits
As part of our financing strategy, we have financed several real estate projects through limited partnerships with investment partners. The investment partner, typically a large, sophisticated institution or corporate investor, invests cash in exchange for a limited partnership interest and special allocations of expenses and the majority of tax losses and credits associated with the project. These partnerships typically require us to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive or the loss of allocated tax credits and tax losses. Due to the economic structure and related economic substance, we have consolidated each of these entities in our consolidated financial statements.

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
We Face Risks Associated with Developing and Managing Properties in Partnership with Others
We use partnerships and limited liability companies, or LLCs, to finance, develop or manage some of our real estate investments. Acting through our wholly-owned subsidiaries, we typically are a general partner or managing member in these partnerships or LLCs. There are, however, instances in which we do not control or even participate in management or day-to-day operations of these properties. The use of partnerships and LLCs involve special risks associated with the possibility that:
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
The stock market has experienced volatile conditions resulting in substantial price and volume fluctuations that are often unrelated or disproportionate to the financial performance of companies. Negative market volatility may cause the market price of our publicly traded securities to decline. Further declines in the price of our Class A common stock could have an adverse effect on our business by reducing our ability to generate capital through sales of our Class A common stock, subjecting us to further credit rating downgrades and increasing the risk of not satisfying the New York Stock Exchange’s continued listing standards.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Corporate headquarters of Forest City Enterprises, Inc. are located in Cleveland, Ohio and are owned by the Company. The Company’s core markets include Boston, the state of California, Chicago, Denver, the New York City/Philadelphia metropolitan area and the Greater Washington D.C./Baltimore metropolitan area.
The following tables present information on properties opened in 2009 and those that are under construction as of January 31, 2010.

Forest City Enterprises, Inc.
Development Pipeline
January 31, 2010
2009 Openings and Acquisitions

			Date		Consolidated (C)		Sq. ft./	Gross
		Dev (D)	Opened /	FCE Legal	Unconsolidated (U)	Total	No. of	Leasable
Property	Location	Acq (A)	Acquired	Ownership %	(c)	Cost	Units	Area

						(in millions)
Retail Centers:
Promenade in Temecula Expansion	Temecula, CA	D	Q1-09	75.0%	C	$107.8	127,000	127,000
East River Plaza (Costco) (d)	Manhattan, NY	D	Q4-09	35.0%	U	0.0	110,000	110,000

						$107.8	237,000	237,000

Residential:
North Church Towers (a)	Parma Heights, OH	A	Q3-09	100.0%	C	$5.6	399
80 DeKalb (b)	Brooklyn, NY	D	Q4-09/10	80.0%	C	163.3	365

						$168.9	764

Total Openings and Acquisitions						$276.7

Residential Phased-In Units (b):							Opened in ’09 / Total

Cobblestone Court	Painesville, OH	D	2006-09	50.0%	U	$30.3	96/400
Sutton Landing	Brimfield, OH	D	2007-09	50.0%	U	15.9	36/216
Stratford Crossing	Wadsworth, OH	D	2007-10	50.0%	U	25.3	36/348

Total						$71.5	168/964

See attached footnotes.

Forest City Enterprises, Inc.
Development Pipeline
January 31, 2010
Under Construction

					Consolidated (C)		Sq. ft./		Gross
		Dev (D)	Anticipated	FCE Legal	Unconsolidated (U)	Total	No. of		Leasable		Lease
Property	Location	Acq (A)	Opening	Ownership %	(c)	Cost	Units		Area		Commitment %

						(in millions)
Retail Centers:
East River Plaza (Total including Costco) (e)	Manhattan, NY	D	2010	35.0%	U	$398.1	527,000		527,000		93%
Village at Gulfstream Park	Hallandale Beach, FL	D	February 2010	50.0%	C	204.2	510,000		510,000	(f)	70%
Ridge Hill (b)	Yonkers, NY	D	2011/2012	70.0%	C	798.7	1,336,000		1,336,000	(g)	28%

						$1,401.0	2,373,000		2,373,000

Office:
Waterfront Station - East 4th & West 4th Buildings	Washington, D.C.	D	Q1-10	45.0%	C	$326.7	631,000	(h)			97%

Residential:
Presidio Landmark	San Francisco, CA	D	Q3-10	100.0%	C	$110.9	161
Beekman (b)	Manhattan, NY	D	Q1-11/12	49.0%	C	875.7	904

						$986.6	1,065

Arena:
Barclays Center	Brooklyn, NY	D	2012	23.3%(j)	U	$911.1	670,000				18,000 seats	(i)

Total Under Construction						$3,625.4

Residential Phased-In Units (b):							Under Const./Total
Stratford Crossing	Wadsworth, OH	D	2007-10	50.0%	U	$25.3	96/348

Fee Development:							Sq.ft.
Las Vegas City Hall (k)	Las Vegas, NV	D	Q1-12	-	U	$146.2	270,000

See attached footnotes.
Military Housing – see footnote l.

Development Pipeline

January 31, 2010 Footnotes
(a)	The Company exchanged its 50% ownership interest in Boulevard Towers, an apartment community located in Amherst, New York, for 100% ownership in North Church Towers, in a nonmonetary exchange.

(b)	Phased-in openings. Costs are representative of the total project.

(c)
Unconsolidated entities are reported under the equity method of accounting. This method represents a measure for investments in which the Company is not deemed to have control or to be the primary beneficiary of our investments in a variable interest entity.

(d)	Phased-In opening. See the Under Construction pipeline for total cost details.

(e)
Includes the total cost and square footage of the center, including Costco which opened in Q4-2009. The cost of the property also includes construction of the 1,248-space parking garage and structural upgrades to accommodate a possible future residential project above the retail center.

(f)
Includes 89,000 square feet of office space. Excluding this office space from the calculation of the preleased percentage would result in the retail space being 85% preleased. In addition, includes 35,000 square feet site for Crate & Barrel which opened in Q4-2009. The remainder of the center opened on February 11, 2010.

(g)	Includes 156,000 square feet of office space.

(h)	Includes 85,000 square feet of retail space.

(i)	The Nets, a member of the NBA, has a 37 year license agreement to use the arena.

(j)	Upon closing of the strategic partnership with an affiliate of Onexim Group, the Company’s legal ownership will increase to approximately 27%.

(k)	This is a fee development project, owned by the City of Las Vegas. Therefore, these costs are not included on the Company’s balance sheet.

(l)
Below is a summary of the Company’s equity method investments for Military Housing Development projects. The Company provides development, construction, and management services for these projects and receives agreed upon fees for these services.

		Anticipated	Completed
Property	Location	Opening	Cost	No. of Units

			(in millions)

Military Housing - Under Construction (c)
Navy Midwest	Chicago, IL	2006-2010	$248.8	1,658
Pacific Northwest Communities	Seattle, WA	2007-2010	280.5	2,986
Midwest Millington	Memphis, TN	2008-2010	37.0	318
Marines, Hawaii Increment II	Honolulu, HI	2007-2011	293.3	1,175
Navy, Hawaii Increment III	Honolulu, HI	2007-2011	535.1	2,520
Air Force Academy	Colorado Springs, CO	2007-2013	69.5	427
Hawaii Phase IV	Kaneohe, HI	2007-2014	364.0	917

Total Military Housing Under Construction			$1,828.2	10,001

The following table provides summary information concerning the Company’s real estate portfolio as of January 31, 2010. Consolidated properties are properties that we control and/or hold a variable interest in and are deemed to be the primary beneficiary. Unconsolidated properties are properties that we do not control and/or are not deemed to be the primary beneficiary and are accounted for under the equity method.

Forest City Enterprises, Inc. Portfolio of Real Estate as of January 31, 2010
COMMERCIAL GROUP
OFFICE BUILDINGS

	Date of						Leasable
	Opening/					Leasable	Square
	Acquisition/	Legal	Pro-Rata			Square	Feet at Pro-
Name	Expansion	Ownership(1)	Ownership(2)	Location	Major Tenants	Feet	Rata %

Consolidated Office Buildings
2 Hanson Place	2004	100.00%	100.00%	Brooklyn, NY	Bank of New York, HSBC	399,000	399,000
250 Huron	1991	100.00%	100.00%	Cleveland, OH	Leasing in progress	119,000	119,000
3055 Roslyn (formerly Stapleton Medical Office Building)	2006	90.00%	90.00%	Denver, CO	University of Colorado Hospital	45,000	41,000
35 Landsdowne Street	2002	100.00%	100.00%	Cambridge, MA	Millennium Pharmaceuticals	202,000	202,000
40 Landsdowne Street	2003	100.00%	100.00%	Cambridge, MA	Millennium Pharmaceuticals	215,000	215,000
45/75 Sidney Street	1999	100.00%	100.00%	Cambridge, MA	Millennium Pharmaceuticals; Novartis	277,000	277,000
4930 Oakton	2006	100.00%	100.00%	Skokie, IL	Sanford Brown College	40,000	40,000
65/80 Landsdowne Street	2001	100.00%	100.00%	Cambridge, MA	Partners HealthCare System	122,000	122,000
88 Sidney Street	2002	100.00%	100.00%	Cambridge, MA	Alkermes, Inc.	145,000	145,000
Ballston Common Office Center	2005	100.00%	100.00%	Arlington, VA	US Coast Guard	174,000	174,000
Colorado Studios	2007	90.00%	90.00%	Denver, CO	Colorado Studios	75,000	68,000
Commerce Court	2007	100.00%	100.00%	Pittsburgh, PA	US Bank; Wesco Distributors; Cardworks Services; Marc USA	379,000	379,000
Edgeworth Building	2006	100.00%	100.00%	Richmond, VA	Hirschler Fleischer; Ernst and Young	137,000	137,000
Eleven MetroTech Center	1995	85.00%	85.00%	Brooklyn, NY	City of New York - DoITT; E-911	216,000	184,000
Fairmont Plaza	1998	85.00%	85.00%	San Jose, CA	Littler Mendelson; Merrill Lynch; UBS Financial; Camera 12 Cinemas; Accenture	405,000	344,000
Fifteen MetroTech Center	2003	95.00%	95.00%	Brooklyn, NY	Wellchoice, Inc.; City of New York - HRA	650,000	618,000
Halle Building	1986	100.00%	100.00%	Cleveland, OH	Case Western Reserve University; Grant Thornton; CEOGC	409,000	409,000
Harlem Center	2003	100.00%	100.00%	Manhattan, NY	Office of General Services-Temporary Disability & Assistance; State Liquor Authority	147,000	147,000
(3) Higbee Building	1990	100.00%	100.00%	Cleveland, OH	Greater Cleveland Partnership; Key Bank	815,000	815,000
Illinois Science and Technology Park
- 4901 Searle (A)	2006	100.00%	100.00%	Skokie, IL	Northshore University Health System	224,000	224,000
- 8025 Lamon (P)	2006	100.00%	100.00%	Skokie, IL	NanoInk, Inc.; Midwest Bio Research; Vetter Development Services	128,000	128,000
- 8045 Lamon (Q)	2007	100.00%	100.00%	Skokie, IL	Astellas; Polyera	161,000	161,000
Jackson Building	1987	100.00%	100.00%	Cambridge, MA	Ariad Pharmaceuticals	99,000	99,000
Johns Hopkins - 855 North Wolfe Street	2008	76.60%	76.60%	East Baltimore, MD	Johns Hopkins; Brain Institute; Howard Hughes Institute	279,000	214,000
New York Times	2007	100.00%	100.00%	Manhattan, NY	ClearBridge Advisors, LLC, a Legg Mason Co.; Covington & Burling; Osler Hoskin; Seyfarth Shaw	738,000	738,000
Nine MetroTech Center North	1997	85.00%	85.00%	Brooklyn, NY	City of New York - Fire Department	317,000	269,000
One MetroTech Center	1991	82.50%	82.50%	Brooklyn, NY	JP Morgan Chase; National Grid	937,000	773,000
One Pierrepont Plaza	1988	100.00%	100.00%	Brooklyn, NY	Morgan Stanley; Goldman Sachs; U.S. Probation	659,000	659,000

Forest City Enterprises, Inc. Portfolio of Real Estate as of January 31, 2010
COMMERCIAL GROUP
OFFICE BUILDINGS (continued)

	Date of						Leasable
	Opening/					Leasable	Square
	Acquisition/	Legal	Pro-Rata			Square	Feet at Pro-
Name	Expansion	Ownership (1)	Ownership (2)	Location	Major Tenants	Feet	Rata %

Consolidated Office Buildings (continued)
Post Office Plaza	1990	100.00%	100.00%	Cleveland, OH	Washington Group; Chase Manhattan Mortgage Corp; Educational Loan Servicing Corp; Quicken Loans	476,000	476,000
Richards Building	1990	100.00%	100.00%	Cambridge, MA	Genzyme Biosurgery; Alkermes, Inc.	126,000	126,000
Richmond Office Park	2007	100.00%	100.00%	Richmond, VA	The Brinks Co.; Wachovia Bank	568,000	568,000
Skylight Office Tower	1991	92.50%	100.00%	Cleveland, OH	Cap Gemini; Ulmer & Berne, LLP	321,000	321,000
Ten MetroTech Center	1992	100.00%	100.00%	Brooklyn, NY	Internal Revenue Service	365,000	365,000
Terminal Tower	1983	100.00%	100.00%	Cleveland, OH	Forest City Enterprises, Inc.; Cuyahoga Community College	589,000	589,000
Twelve MetroTech Center	2004	100.00%	100.00%	Brooklyn, NY	National Union Fire Insurance Co.	177,000	177,000
Two MetroTech Center	1990	82.50%	82.50%	Brooklyn, NY	Securities Industry Automation Corp.; City of New York - Board of Education	522,000	431,000
University of Pennsylvania	2004	100.00%	100.00%	Philadelphia, PA	University of Pennsylvania	122,000	122,000
* Waterfront Station - East 4th & West 4th Bldgs	2010	45.00%	45.00%	Washington, D.C.	Washington, D.C. Government	631,000	284,000

Consolidated Office Buildings Subtotal						12,410,000	11,559,000

Unconsolidated Office Buildings
350 Massachusetts Ave	1998	50.00%	50.00%	Cambridge, MA	Star Market; Tofias; Novartis	169,000	85,000
(3) 818 Mission Street	2008	50.00%	50.00%	San Francisco, CA	Denny’s	28,000	14,000
Bulletin Building	2006	50.00%	50.00%	San Francisco, CA	Great West Life and Annuity; Corinthian School	78,000	39,000
Chagrin Plaza I & II	1969	66.67%	66.67%	Beachwood, OH	Nine Sigma; Benihana; H&R Block	113,000	75,000
Clark Building	1989	50.00%	50.00%	Cambridge, MA	Sanofi Pasteur Acambis	122,000	61,000
Enterprise Place	1998	50.00%	50.00%	Beachwood, OH	University of Phoenix; Advance Payroll; PS Executive Centers	132,000	66,000
Liberty Center	1986	50.00%	50.00%	Pittsburgh, PA	Federated Investors; Direct Energy Business	526,000	263,000
Mesa del Sol - 5600 University SE (formerly Advent Solar)	2006	47.50%	47.50%	Albuquerque, NM	Applied Materials	87,000	41,000
Mesa del Sol - Aperture Center (Town Center)	2008	47.50%	47.50%	Albuquerque, NM	Leasing in progress	76,000	36,000
Mesa del Sol - Fidelity	2008/2009	47.50%	47.50%	Albuquerque, NM	Fidelity Investments	210,000	100,000
Signature Square I	1986	50.00%	50.00%	Beachwood, OH	Ciuni & Panichi; PCC Airfoils; Liberty Bank	79,000	40,000
Signature Square II	1989	50.00%	50.00%	Beachwood, OH	Pro Ed Communications; Goldberg Co.; Resillience Mgt.	82,000	41,000

Unconsolidated Office Buildings Subtotal						1,702,000	861,000

Total Office Buildings at January 31, 2010						14,112,000	12,420,000

Total Office Buildings at January 31, 2009						14,093,000	12,404,000

Forest City Enterprises, Inc. Portfolio of Real Estate as of January 31, 2010
COMMERCIAL GROUP
RETAIL CENTERS

	Date of						Total		Gross
	Opening/					Total	Square	Gross	Leasable
	Acquisition/	Legal	Pro-Rata			Square	Feet at Pro-	Leasable	Area at Pro-
Name	Expansion	Ownership (1)	Ownership (2)	Location	Major Tenants	Feet	Rata %	Area	Rata %

Consolidated Regional Malls
Antelope Valley Mall	1990/1999	78.00%	78.00%	Palmdale, CA	Sears; JCPenney; Harris Gottschalks; Dillard’s; Forever 21; Cinemark Theatre	1,196,000	933,000	363,000	283,000
Ballston Common Mall	1986/1999	100.00%	100.00%	Arlington, VA	Macy’s; Sport & Health; Regal Cinemas	579,000	579,000	311,000	311,000
Galleria at Sunset	1996/2002	100.00%	100.00%	Henderson, NV	Dillard’s; Macy’s; JCPenney; Dick’s Sporting Goods; Kohl’s	1,048,000	1,048,000	412,000	412,000
Mall at Robinson	2001	56.67%	100.00%	Pittsburgh, PA	Macy’s; Sears; JCPenney; Dick’s Sporting Goods	880,000	880,000	384,000	384,000
Mall at Stonecrest	2001	66.67%	66.67%	Atlanta, GA	Kohl’s; Sears; JCPenney; Dillard’s; AMC Theatre; Macy’s	1,226,000	817,000	397,000	265,000
Northfield at Stapleton	2005/2006	95.00%	100.00%	Denver, CO	Bass Pro; Target; Harkins Theatre; JCPenney; Macy’s	1,127,000	1,127,000	664,000	664,000
Orchard Town Center	2008	100.00%	100.00%	Westminster, CO	JCPenney; Macy’s; Target; AMC Theatre	1,018,000	1,018,000	482,000	482,000
Promenade Bolingbrook	2007	100.00%	100.00%	Bolingbrook, IL	Bass Pro; Macy’s; Village Roadshow	771,000	771,000	575,000	575,000
++ Promenade in Temecula	1999/2002/2009	75.00%	100.00%	Temecula, CA	JCPenney; Sears; Macy’s; Edwards Cinema	1,275,000	1,275,000	540,000	540,000
^* Ridge Hill	2011/2012	70.00%	100.00%	Yonkers, NY	National Amusements; Whole Foods; LL Bean; Cheesecake Factory	1,336,000	1,336,000	1,336,000	1,336,000
Shops at Wiregrass	2008	50.00%	100.00%	Tampa, FL	JCPenney; Dillard’s; Macy’s	734,000	734,000	349,000	349,000
Short Pump Town Center	2003/2005	50.00%	100.00%	Richmond, VA	Nordstrom; Macy’s; Dillard’s; Dick’s Sporting Goods	1,303,000	1,303,000	591,000	591,000
Simi Valley Town Center	2005	85.00%	100.00%	Simi Valley, CA	Macy’s	612,000	612,000	351,000	351,000
South Bay Galleria	1985/2001	100.00%	100.00%	Redondo Beach, CA	Macy’s; Nordstrom; Kohl’s	956,000	956,000	389,000	389,000
Victoria Gardens	2004/2007	80.00%	80.00%	Rancho Cucamonga, CA	Bass Pro; Macy’s; JCPenney; AMC Theater	1,401,000	1,121,000	829,000	663,000

Consolidated Regional Malls Subtotal						15,462,000	14,510,000	7,973,000	7,595,000

Forest City Enterprises, Inc. Portfolio of Real Estate as of January 31, 2010
COMMERCIAL GROUP
RETAIL CENTERS (continued)

	Date of						Total		Gross
	Opening/					Total	Square	Gross	Leasable
	Acquisition/	Legal	Pro-Rata			Square	Feet at Pro-	Leasable	Area at Pro-
Name	Expansion	Ownership (1)	Ownership (2)	Location	Major Tenants	Feet	Rata %	Area	Rata %

Consolidated Specialty Retail Centers
42nd Street	1999	100.00%	100.00%	Manhattan, NY	AMC Theatres; Madame Tussaud’s Wax Museum; Modell’s; Dave & Buster’s	312,000	312,000	312,000	312,000
Atlantic Center	1996	100.00%	100.00%	Brooklyn, NY	Pathmark; OfficeMax; Old Navy; Marshall’s; Sterns; NYC - Dept of Motor Vehicles	393,000	393,000	393,000	393,000
Atlantic Center Site V	1998	100.00%	100.00%	Brooklyn, NY	Modell’s	17,000	17,000	17,000	17,000
Atlantic Terminal	2004	100.00%	100.00%	Brooklyn, NY	Target; Designer Shoe Warehouse; Chuck E. Cheese’s; Daffy’s; Guitar Center	371,000	371,000	371,000	371,000
Avenue at Tower City Center	1990	100.00%	100.00%	Cleveland, OH	Hard Rock Café; Morton’s of Chicago; Cleveland Cinemas	365,000	365,000	365,000	365,000
Brooklyn Commons	2004	100.00%	100.00%	Brooklyn, NY	Lowe’s	151,000	151,000	151,000	151,000
Bruckner Boulevard	1996	100.00%	100.00%	Bronx, NY	Conway; Old Navy; Marshall’s	113,000	113,000	113,000	113,000
Columbia Park Center	1999	75.00%	75.00%	North Bergen, NJ	Shop Rite; Old Navy; Staples; Bally’s; Shopper’s World; Phoenix Theatres; Sixth Avenue Electronics	347,000	260,000	347,000	260,000
Court Street	2000	100.00%	100.00%	Brooklyn, NY	United Artists; Barnes & Noble	102,000	102,000	102,000	102,000
Eastchester	2000	100.00%	100.00%	Bronx, NY	Pathmark	63,000	63,000	63,000	63,000
Forest Avenue	2000	100.00%	100.00%	Staten Island, NY	United Artists	70,000	70,000	70,000	70,000
Gun Hill Road	1997	100.00%	100.00%	Bronx, NY	Home Depot; Chuck E. Cheese’s	147,000	147,000	147,000	147,000
Harlem Center	2002	100.00%	100.00%	Manhattan, NY	Marshall’s; CVS/Pharmacy; Staples; H&M; Planet Fitness	126,000	126,000	126,000	126,000
Kaufman Studios	1999	100.00%	100.00%	Queens, NY	United Artists Theatres	84,000	84,000	84,000	84,000
Market at Tobacco Row	2002	100.00%	100.00%	Richmond, VA	Rich Foods; CVS/Pharmacy	43,000	43,000	43,000	43,000
Northern Boulevard	1997	100.00%	100.00%	Queens, NY	Stop & Shop; Marshall’s; Old Navy; AJ Wright; Guitar Center	218,000	218,000	218,000	218,000
Quartermaster Plaza	2004	100.00%	100.00%	Philadelphia, PA	Home Depot; BJ’s Wholesale; Staples; PetSmart; Walgreen’s	456,000	456,000	456,000	456,000
Quebec Square	2002	90.00%	90.00%	Denver, CO	Wal-Mart; Home Depot; Sam’s Club; Ross Dress for Less; Office Depot; PetSmart	739,000	665,000	217,000	195,000
Queens Place	2001	100.00%	100.00%	Queens, NY	Target; Best Buy; Macy’s Furniture; Designer Shoe Warehouse	455,000	455,000	221,000	221,000
Richmond Avenue	1998	100.00%	100.00%	Staten Island, NY	Staples	76,000	76,000	76,000	76,000
Saddle Rock Village	2005	80.00%	100.00%	Aurora, CO	Target; JoAnn Fabrics; PetSmart; OfficeMax	294,000	294,000	97,000	97,000
(3) South Bay Southern Center	1978	100.00%	100.00%	Redondo Beach, CA	Leasing in progress	78,000	78,000	78,000	78,000
Station Square	1994/2002	100.00%	100.00%	Pittsburgh, PA	Hard Rock Café; Grand Concourse Restaurant; Buca Di Beppo	291,000	291,000	291,000	291,000
* Village at Gulfstream	2010	50.00%	50.00%	Hallandale Beach, FL	Crate & Barrel; The Container Store; Texas de Brazil; Cadillac Ranch	510,000	255,000	510,000	255,000
White Oak Village	2008	50.00%	100.00%	Richmond, VA	Target; Lowe’s; Sam’s Club; JCPenney; OfficeMax; PetSmart; Ukrops	843,000	843,000	295,000	295,000
Woodbridge Crossing	2002	100.00%	100.00%	Woodbridge, NJ	Modell’s; Thomasville Furniture; Party City	284,000	284,000	284,000	284,000

Consolidated Specialty Retail Centers Subtotal						6,948,000	6,532,000	5,447,000	5,083,000

Consolidated Retail Centers Total						22,410,000	21,042,000	13,420,000	12,678,000

Forest City Enterprises, Inc. Portfolio of Real Estate as of January 31, 2010
COMMERCIAL GROUP
RETAIL CENTERS (continued)

	Date of						Total		Gross
	Opening/					Total	Square	Gross	Leasable
	Acquisition/	Legal	Pro-Rata			Square	Feet at Pro-	Leasable	Area at Pro-
Name	Expansion	Ownership (1)	Ownership (2)	Location	Major Tenants	Feet	Rata %	Area	Rata %

Unconsolidated Regional Malls
Boulevard Mall	1996/2000	50.00%	50.00%	Amherst, NY	JCPenney; Macy’s; Sears; Michael’s	912,000	456,000	336,000	168,000
Charleston Town Center	1983	50.00%	50.00%	Charleston, WV	Macy’s; JCPenney; Sears; Brickstreet Insurance	897,000	449,000	363,000	182,000
San Francisco Centre	2006	50.00%	50.00%	San Francisco, CA	Nordstrom; Bloomingdale’s; Century Theaters; San Francisco State University; Microsoft	1,462,000	731,000	788,000	394,000

Unconsolidated Regional Malls Subtotal						3,271,000	1,636,000	1,487,000	744,000

Unconsolidated Specialty Retail Centers
* East River Plaza	2009/2010	35.00%	50.00%	Manhattan, NY	Costco; Target; Best Buy; Marshall’s; PetsMart; Bob’s Furniture; Old Navy	527,000	264,000	527,000	264,000
Golden Gate	1958	50.00%	50.00%	Mayfield Hts., OH	OfficeMax; Old Navy; Marshall’s; Cost Plus; HH Gregg; PetSmart	361,000	181,000	361,000	181,000
Marketplace at Riverpark	1996	50.00%	50.00%	Fresno, CA	JCPenney; Best Buy; Marshall’s; OfficeMax; Old Navy; Target; Sports Authority	471,000	236,000	296,000	148,000
(3) Metreon	2006	50.00%	50.00%	San Francisco, CA	AMC Loews	279,000	140,000	279,000	140,000
Plaza at Robinson Town Center	1989	50.00%	50.00%	Pittsburgh, PA	T.J. Maxx; Marshall’s; IKEA; Value City; JoAnn Fabrics; OfficeMax	507,000	254,000	507,000	254,000

Unconsolidated Specialty Retail Centers Subtotal						2,145,000	1,075,000	1,970,000	987,000

Unconsolidated Retail Centers Total						5,416,000	2,711,000	3,457,000	1,731,000

Total Retail Centers at January 31, 2010						27,826,000	23,753,000	16,877,000	14,409,000

Total Retail Centers at January 31, 2009						27,007,000	23,409,000	16,913,000	14,587,000

Forest City Enterprises, Inc. Portfolio of Real Estate as of January 31, 2010
COMMERCIAL GROUP
HOTELS

	Date of
	Opening/
	Acquisition/	Legal	Pro-Rata			Hotel Rooms at
Name	Expansion	Ownership (1)	Ownership (2)	Location	Rooms	Pro-Rata %

Consolidated Hotels
Charleston Marriott	1983	95.00%	100.00%	Charleston, WV	352	352
Ritz-Carlton, Cleveland	1990	100.00%	100.00%	Cleveland, OH	206	206
Sheraton Station Square	1998/2001	100.00%	100.00%	Pittsburgh, PA	399	399

Consolidated Hotels Subtotal					957	957

Unconsolidated Hotels
Courtyard by Marriott	1985	3.97%	3.97%	Detroit, MI	260	10
Westin Convention Center	1986	50.00%	50.00%	Pittsburgh, PA	616	308

Unconsolidated Hotels Subtotal					876	318

Total Hotel Rooms at January 31, 2010					1,833	1,275

Total Hotel Rooms at January 31, 2009					1,833	1,275

Est. Seating
								Est. Seating	Capacity for
								Capacity for	NBA
						Total	Total Square	NBA	Basketball
						Square	Feet at	Basketball	Event at
ARENA					Major Tenants	Feet	Pro-Rata %	Event	Pro-Rata %

* Barclays Center	2012	23.28%	23.28%	Brooklyn, NY	The Nets NBA Team	670,000	156,000	18,000	4,190

Forest City Enterprises, Inc. Portfolio of Real Estate as of January 31, 2010
RESIDENTIAL GROUP
APARTMENTS

	Date of
	Opening/
	Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name	Expansion	Ownership (1)	Ownership (2)	Location	Units	at Pro-Rata %

Consolidated Apartment Communities
100 Landsdowne Street	2005	100.00%	100.00%	Cambridge, MA	203	203
101 San Fernando	2000	100.00%	95.00%	San Jose, CA	323	307
1251 S. Michigan	2006	0.01%	100.00%	Chicago, IL	91	91
^+ 80 DeKalb	2009/2010	80.00%	100.00%	Brooklyn, NY	365	365
American Cigar Company	2000	100.00%	100.00%	Richmond, VA	171	171
Ashton Mill	2005	90.00%	100.00%	Cumberland, RI	193	193
Autumn Ridge	2002	100.00%	100.00%	Sterling Heights, MI	251	251
^* Beekman	2011/2012	49.00%	70.00%	Manhattan, NY	904	633
Botanica on the Green (East 29th Avenue Town Center)	2004	90.00%	90.00%	Denver, CO	78	70
Botanica II	2007	90.00%	90.00%	Denver, CO	154	139
Bowin	1998	95.05%	95.05%	Detroit, MI	193	183
Cambridge Towers	2002	100.00%	100.00%	Detroit, MI	250	250
Cameron Kinney	2007	100.00%	100.00%	Richmond, VA	259	259
Consolidated-Carolina	2003	89.99%	100.00%	Richmond, VA	158	158
Coraopolis Towers	2002	80.00%	80.00%	Coraopolis, PA	200	160
Crescent Flats (East 29th Avenue Town Center)	2004	90.00%	90.00%	Denver, CO	66	59
Cutter’s Ridge at Tobacco Row	2006	100.00%	100.00%	Richmond, VA	12	12
Donora Towers	2002	100.00%	100.00%	Donora, PA	103	103
Drake	1998	95.05%	95.05%	Philadelphia, PA	284	270
Easthaven at the Village	1994/1995	100.00%	100.00%	Beachwood, OH	360	360
Emerald Palms	1996/2004	100.00%	100.00%	Miami, FL	505	505
Grand	1999	85.50%	85.50%	North Bethesda, MD	549	469
Grand Lowry Lofts	2000	100.00%	100.00%	Denver, CO	261	261
Grove	2003	100.00%	100.00%	Ontario, CA	101	101
^ Hamel Mill Lofts	2008/2010	90.00%	100.00%	Haverhill, MA	305	305
Heritage	2002	100.00%	100.00%	San Diego, CA	230	230
Independence Place I	1973	50.00%	50.00%	Parma Heights, OH	202	101
Independence Place II	2003	100.00%	100.00%	Parma Heights, OH	201	201
Kennedy Biscuit Lofts	1990	98.90%	100.00%	Cambridge, MA	142	142

Forest City Enterprises, Inc. Portfolio of Real Estate as of January 31, 2010
RESIDENTIAL GROUP
APARTMENTS (continued)

	Date of
	Opening/
	Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name	Expansion	Ownership (1)	Ownership (2)	Location	Units	at Pro-Rata %

Consolidated Apartment Communities (continued)
Knolls	1995	1.00%	95.00%	Orange, CA	260	247
Lakeland	1998	95.10%	95.10%	Waterford, MI	200	190
Lenox Club	1991	95.00%	95.00%	Arlington, VA	385	366
Lenox Park	1992	95.00%	95.00%	Silver Spring, MD	406	386
Lofts 23	2005	100.00%	100.00%	Cambridge, MA	51	51
Lofts at 1835 Arch	2001	95.05%	95.05%	Philadelphia, PA	191	182
Lucky Strike	2008	88.98%	100.00%	Richmond, VA	131	131
Mercantile Place on Main	2008	100.00%	100.00%	Dallas, TX	366	366
Metro 417	2005	75.00%	100.00%	Los Angeles, CA	277	277
Metropolitan	1989	100.00%	100.00%	Los Angeles, CA	270	270
Midtown Towers	1969	100.00%	100.00%	Parma, OH	635	635
Museum Towers	1997	100.00%	100.00%	Philadelphia, PA	286	286
+ North Church Towers	2009	100.00%	100.00%	Parma Heights, OH	399	399
Oceanpointe Towers	1980	6.35%	100.00%	Long Branch, NJ	151	151
One Franklintown	1988	100.00%	100.00%	Philadelphia, PA	335	335
Parmatown Towers and Gardens	1972-1973	100.00%	100.00%	Parma, OH	412	412
Pavilion	1992	95.00%	95.00%	Chicago, IL	1,114	1,058
Plymouth Square	2003	100.00%	100.00%	Detroit, MI	280	280
* Presidio Landmark	2010	100.00%	100.00%	San Francisco, CA	161	161
Queenswood	1990	93.36%	93.36%	Corona, NY	296	276
Sky55	2006	100.00%	100.00%	Chicago, IL	411	411
Southfield	2002	100.00%	100.00%	Whitemarsh, MD	212	212
Village Center	1983	100.00%	100.00%	Detroit, MI	254	254
Wilson Building	2007	100.00%	100.00%	Dallas, TX	143	143

Consolidated Apartment Communities Subtotal					14,740	14,031

Consolidated Supported-Living Apartments
Forest Trace	2000	100.00%	100.00%	Lauderhill, FL	322	322

Consolidated Supported-Living Apartments Subtotal					322	322

Consolidated Apartments Total					15,062	14,353

Forest City Enterprises, Inc. Portfolio of Real Estate as of January 31, 2010
RESIDENTIAL GROUP
APARTMENTS (continued)

	Date of
	Opening/
	Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name	Expansion	Ownership (1)	Ownership (2)	Location	Units	at Pro-Rata %

Unconsolidated Apartment Communities
Arbor Glen	2001-2007	50.00%	50.00%	Twinsburg, OH	288	144
Barrington Place	2008	49.00%	49.00%	Raleigh, NC	274	134
Bayside Village	1988-1989	50.00%	50.00%	San Francisco, CA	862	431
Big Creek	1996-2001	50.00%	50.00%	Parma Heights, OH	516	258
Brookpark Place	1976	100.00%	100.00%	Wheeling, WV	152	152
Brookview Place	1979	3.00%	3.00%	Dayton, OH	232	7
Buckeye Towers	1976	10.91%	5.95%	New Boston, OH	120	7
Burton Place	2000	90.00%	90.00%	Burton, MI	200	180
Camelot	1967	50.00%	50.00%	Parma Heights, OH	151	76
Canton Towers	1978	10.91%	4.30%	Canton, OH	199	9
Carl D. Perkins	2002	100.00%	100.00%	Pikeville, KY	150	150
Cedar Place	1974	2.98%	100.00%	Lansing, MI	220	220
Cherry Tree	1996-2000	50.00%	50.00%	Strongsville, OH	442	221
Chestnut Lake	1969	50.00%	50.00%	Strongsville, OH	789	395
^+ Cobblestone Court Apartments	2006-2009	50.00%	50.00%	Painesville, OH	400	200
Colonial Grand	2003	50.00%	50.00%	Tampa, FL	176	88
Connellsville Towers	1981	9.59%	9.59%	Connellsville, PA	111	11
Coppertree	1998	50.00%	50.00%	Mayfield Heights, OH	342	171
Deer Run	1987-1990	43.03%	43.03%	Twinsburg, OH	562	242
Eaton Ridge	2002-2004	50.00%	50.00%	Sagamore Hills, OH	260	130
Farmington Place	1980	100.00%	100.00%	Farmington, MI	153	153
Fenimore Court	1982	7.06%	50.00%	Detroit, MI	144	72
Fort Lincoln II	1979	45.00%	45.00%	Washington, D.C.	176	79
Fort Lincoln III & IV	1981	24.90%	24.90%	Washington, D.C.	306	76
Frenchtown Place	1975	8.24%	100.00%	Monroe, MI	151	151
Glendora Gardens	1983	1.99%	99.00%	Glendora, CA	105	104
Hamptons	1969	50.00%	50.00%	Beachwood, OH	651	326
Hunter’s Hollow	1990	50.00%	50.00%	Strongsville, OH	208	104
Legacy Arboretum	2008	49.00%	49.00%	Charlotte, NC	266	130

Forest City Enterprises, Inc. Portfolio of Real Estate as of January 31, 2010
RESIDENTIAL GROUP
APARTMENTS (continued)

	Date of
	Opening/
	Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name	Expansion	Ownership (1)	Ownership (2)	Location	Units	at Pro-Rata %

Unconsolidated Apartment Communities (continued)
Legacy Crossroads	2008-2009	50.00%	50.00%	Cary, NC	344	172
Liberty Hills	1979-1986	50.00%	50.00%	Solon, OH	396	198
Lima Towers	1977	10.91%	6.94%	Lima, OH	200	14
Metropolitan Lofts	2005	50.00%	50.00%	Los Angeles, CA	264	132
Millender Center	1985	4.29%	100.00%	Detroit, MI	339	339
Miramar Towers	1980	6.35%	100.00%	Los Angeles, CA	157	157
Newport Landing	2002-2005	50.00%	50.00%	Coventry Township, OH	336	168
Noble Towers	1979	50.00%	50.00%	Pittsburgh, PA	133	67
North Port Village	1981	27.00%	27.00%	Port Huron, MI	251	68
Nu Ken Tower (Citizen’s Plaza)	1981	8.84%	50.00%	New Kensington, PA	101	51
Panorama Towers	1978	99.00%	99.00%	Panorama City, CA	154	152
Park Place Towers	1975	15.11%	100.00%	Mt. Clemens, MI	187	187
Parkwood Village	2001-2002	50.00%	50.00%	Brunswick, OH	204	102
Pebble Creek	1995-1996	50.00%	50.00%	Twinsburg, OH	148	74
Perrytown	1973	8.24%	100.00%	Pittsburgh, PA	231	231
Pine Grove Manor	1973	10.26%	100.00%	Muskegon Township, MI	172	172
Pine Ridge Valley	1967-1974,	50.00%	50.00%	Willoughby Hills, OH	1,309	655
	2005-2007
Potomac Heights Village	1981	6.35%	100.00%	Keyser, WV	141	141
Residences at University Park	2002	40.00%	40.00%	Cambridge, MA	135	54
Riverside Towers	1977	8.30%	100.00%	Coshocton, OH	100	100
Settler’s Landing at Greentree	2000-2004	50.00%	50.00%	Streetsboro, OH	408	204
Shippan Avenue	1980	100.00%	100.00%	Stamford, CT	148	148
St. Mary’s Villa	2002	40.07%	40.07%	Newark, NJ	360	144
^* Stratford Crossing	2007-2010	50.00%	50.00%	Wadsworth, OH	348	174
Surfside Towers	1970	50.00%	50.00%	Eastlake, OH	246	123
^+ Sutton Landing	2007-2009	50.00%	50.00%	Brimfield, OH	216	108
Tamarac	1990-2001	50.00%	50.00%	Willoughby, OH	642	321
The Springs	1981	6.35%	100.00%	La Mesa, CA	129	129
Tower 43	2002	100.00%	100.00%	Kent, OH	101	101

Forest City Enterprises, Inc. Portfolio of Real Estate as of January 31, 2010
RESIDENTIAL GROUP
APARTMENTS (continued)

	Date of
	Opening/
	Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name	Expansion	Ownership (1)	Ownership (2)	Location	Units	at Pro-Rata %

Unconsolidated Apartment Communities (continued)
Towne Centre Place	1975	6.86%	100.00%	Ypsilanti, MI	170	170
Twin Lake Towers	1966	50.00%	50.00%	Denver, CO	254	127
Uptown Apartments	2008	50.00%	50.00%	Oakland, CA	665	333
Village Square	1978	100.00%	100.00%	Williamsville, NY	100	100
Westwood Reserve	2002	50.00%	50.00%	Tampa, FL	340	170
Woodgate / Evergreen Farms	2004-2006	33.33%	33.33%	Olmsted Township, OH	348	116
Worth Street	2003	50.00%	50.00%	Manhattan, NY	330	165
Ziegler Place	1978	100.00%	100.00%	Livonia, MI	141	141

Unconsolidated Apartment Communities Subtotal					18,854	10,429

Unconsolidated Military Housing
^* Air Force Academy	2007-2013	50.00%	50.00%	Colorado Springs, CO	427	214
^* Midwest Millington	2008-2010	1.00%	^^	Memphis, TN	318	^^
^* Navy Midwest	2006-2010	1.00%	^^	Chicago, IL	1,658	^^
Ohana Military Communities, Hawaii Increment I	2005-2008	1.00%	^^	Honolulu, HI	1,952	^^
^* Ohana Military Communities, Hawaii Increment II	2007-2011	1.00%	^^	Honolulu, HI	1,175	^^
^* Ohana Military Communities, Hawaii Increment III	2007-2011	1.00%	^^	Honolulu, HI	2,520	^^
^* Ohana Military Communities, Hawaii Increment IV	2007-2014	1.00%	^^	Kaneohe, HI	917	^^
^* Pacific Northwest Communities	2007-2010	20.00%	^^	Seattle, WA	2,986	^^

Unconsolidated Military Housing Subtotal					11,953	214

Unconsolidated Apartments Total					30,807	10,643

Combined Apartments Total					45,869	24,996

Federally Subsidized Housing (Total of 5 Buildings)					741

Total Apartment Units at January 31, 2010					46,610

Total Apartment Units at January 31, 2009					49,116

*	Property under construction as of January 31, 2010.

+	Property opened or acquired in 2009.

++	Expansion of property opened in 2009.

^	Property to open in phases.

^^	The Company’s share of residual cash flow ranges from 0-20% during the life cycle of the project.

(1)	Represents our share of a property’s profits and losses upon settlement of any preferred returns to which we or our partner(s) may be entitled.

(2)	Represents our share of a property’s profits and losses adjusted for any preferred returns to which we or our partner(s) may be entitled.

(3)	Operating properties identified for redevelopment.

Item 3. Legal Proceedings
The Company is involved in various claims and lawsuits incidental to its business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on the Company’s consolidated financial statements.
Item 4. Reserved
Pursuant to General Instruction G of Form 10-K, the following is included as an unnumbered item to Part I of the Form 10-K.
Executive Officers of the Registrant
The following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 16, 2010. The names and ages of and positions held by the executive officers of the Company are presented in the following list. Each individual has been appointed to serve for the period which ends with the Annual Meeting of Shareholders to be held on June 16, 2010.

Name(2)	Age	Current Position

Albert B. Ratner (1)	82	Co-Chairman of the Board of Directors
Samuel H. Miller	88	Co-Chairman of the Board of Directors and Treasurer
Charles A. Ratner (1)	68	Chief Executive Officer, President and Director
Bruce C. Ratner (1)	65	Executive Vice President and Director
James A. Ratner (1)	65	Executive Vice President and Director
Ronald A. Ratner (1)	62	Executive Vice President and Director
Brian J. Ratner (1)	52	Executive Vice President and Director
Robert G. O’Brien	52	Executive Vice President and Chief Financial Officer
Linda M. Kane	52	Senior Vice President, Chief Accounting and Administrative Officer
Geralyn M. Presti	54	Senior Vice President, General Counsel and Secretary
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

(2)
As previously disclosed in the Company’s Form 8-K filed March 25, 2010, the Company announced the appointment of David J. LaRue to the newly created position of Executive Vice President and Chief Operating Officer effective immediately. Mr LaRue joined the Company in 1986 and has served as President and Chief Operating Officer of Forest City’s Commercial Group since 2003.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A and Class B common stock are traded on the New York Stock Exchange (“NYSE”) under the symbols FCEA and FCEB, respectively. At January 31, 2010 and 2009, the market price of the Company’s Class A common stock was $11.31 and $6.76, respectively, and the market price of the Company’s Class B common stock was $11.27 and $6.92, respectively. As of February 26, 2010, the numbers of registered holders of Class A and Class B common stock were 819 and 485, respectively. The following tables summarize the quarterly high and low sales prices per share of the Company’s Class A and Class B common stock as reported by the NYSE and the dividends declared per common share:

	Quarter Ended
	January 31,	October 31,	July 31,	April 30,
	2010	2009	2009	2009

Market price range of common stock
Class A
High	$12.96	$13.76	$8.94	$8.57
Low	$8.89	$7.06	$4.86	$3.41
Class B
High	$12.88	$13.91	$8.80	$8.52
Low	$8.86	$7.22	$4.89	$3.60
Quarterly dividends declared per common share Class A and Class B (1)	$-	$-	$-	$-

	Quarter Ended
	January 31,	October 31,	July 31,	April 30,
	2009	2008	2008	2008

Market price range of common stock
Class A
High	$12.15	$34.62	$41.60	$40.90
Low	$3.42	$10.91	$25.59	$34.47
Class B
High	$12.25	$35.17	$41.45	$40.33
Low	$3.50	$11.16	$25.66	$34.56
Quarterly dividends declared per common share Class A and Class B (1)	$-	$0.08	$0.08	$0.08

(1)
On December 5, 2008, the Board of Directors suspended the cash dividends on shares of Class A and Class B common stock following the payment of dividends on December 15, 2008, until such dividends are reinstated. The Company’s bank revolving credit facility prohibits the Company from paying any dividends on its Class A and Class B common stock through February 2012.

For the three months ended January 31, 2010 there were no unregistered issuances or repurchases of stock.

The following graph shows a comparison of cumulative total return for the period from January 31, 2005 through January 31, 2010 among the Company’s Class A Common Stock (FCEA) and Class B Common Stock (FCEB), Standard & Poor’s 500 Stock Index (“S&P 500®”) and the Dow Jones U.S. Real Estate Index. The cumulative total return is based on a $100 investment on January 31, 2005 and the subsequent change in market prices of the securities at each respective fiscal year end. It also assumes that dividends were reinvested quarterly.

	Jan-05	Jan-06	Jan-07	Jan-08	Jan-09	Jan-10
Forest City Enterprises Inc. Class A	$100	$132	$211	$140	$24	$41
Forest City Enterprises Inc. Class B	$100	$130	$208	$138	$25	$40
S&P 500®	$100	$110	$126	$123	$76	$101
Dow Jones US Real Estate Index	$100	$128	$175	$132	$66	$98

Item 6. Selected Financial Data
The Operating Results and per share amounts presented below have been reclassified for properties disposed of and/or classified as held for sale during the years ended January 31, 2010, 2009, 2008, 2007 and 2006. In addition, Operating Results, Financial Position and per share amounts have been adjusted for the retrospective application of the following accounting guidance that we adopted on February 1, 2009: (i) noncontrolling interests, (ii) accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and (iii) classification of certain stock-based compensation as participating securities. The following data should be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included elsewhere in this Form 10-K. Our historical operating results may not be comparable to our future operating results.

	Years Ended January 31,
	2010	2009	2008	2007	2006
	(in thousands, except share and per share data)

Operating Results:
Total revenues from real estate operations (1)	$1,257,222	$1,280,570	$1,276,473	$1,112,960	$1,082,091

Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. (1)	$(29,066)	$(123,517)	$(13,100)	$31,333	$68,987

Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc. (1)	(1,585)	10,270	64,673	145,689	14,532

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(30,651)	$(113,247)	$51,573	$177,022	$83,519

Diluted Earnings per Common Share:

Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. (1)	$(0.21)	$(1.20)	$(0.13)	$0.31	$0.67

Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc. (1)	(0.01)	0.10	0.63	1.39	0.14

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(0.22)	$(1.10)	$0.50	$1.70	$0.81

Weighted Average Diluted Shares Outstanding (2)	139,825,349	102,755,315	102,261,740	104,454,898	102,603,932

Cash Dividend Declared per share - Class A and B	$-	$0.2400	$0.3100	$0.2700	$0.2300

	Years Ended January 31,
	2010	2009	2008	2007	2006
	(in thousands)

Financial Position:
Consolidated assets	$11,916,711	$11,380,507	$10,191,855	$8,923,141	$7,906,789
Real estate, at cost	$11,340,779	$10,648,573	$9,225,753	$8,231,296	$7,155,126
Long-term debt, primarily nonrecourse mortgages	$8,634,210	$8,289,954	$7,229,735	$6,181,859	$5,841,332
(1)	This category is adjusted for discontinued operations. See the “Discontinued Operations” section of the MD&A in Item 7.

(2)	In May 2009, we sold 52,325,000 shares of our Class A common stock, resulting in an increase of weighted average shares outstanding.

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
Corporate Activities and The Nets, a member of the National Basketball Association (“NBA”) in which we account for our investment on the equity method of accounting, are other reportable segments of the Company.
We have approximately $11.9 billion of consolidated assets in 27 states and the District of Columbia at January 31, 2010. Our core markets include Boston, the state of California, Chicago, Denver, the New York City/Philadelphia metropolitan area and the Greater Washington D.C./Baltimore metropolitan area. We have offices in Albuquerque, Boston, Chicago, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
Significant milestones occurring during 2009 included:
•
The opening of the first Costco in Manhattan in our East River Plaza retail center. Costco occupies 110,000 square feet on the first floor of East River Plaza. The remainder of the approximately 500,000 square foot retail center, which is more than 90% leased and will be home to Manhattan’s first Target, is expected to open in 2010;

•	The sale of Grand Avenue, a retail center in Queens, New York, which closed April 16, 2009. The property had a selling price of $33,500,000 and generated net proceeds of approximately $9,042,000;

•
The sale of our partnership interests in three supported-living apartment communities located in Teaneck, New Jersey, Chevy Chase, Maryland and Yonkers, New York to a subsidiary of Hyatt Corporation. The sale generated proceeds of approximately $30,000,000. The three properties, all of which operate under the Classic Residence by Hyatt brand, have a total of 869 supported-living rental units;

•
The formal approval of the acquisition and development of our Brooklyn Atlantic Yards project (“Atlantic Yards”), a 22-acre residential and commercial real estate project in Brooklyn, New York, by the required state governmental authorities with final documentation of the transactions being executed on December 23, 2009. The closing clears the way for additional work to proceed on the project, beginning with construction of the Barclays Center arena (“Arena”), the planned future home of The Nets. In conjunction, The Brooklyn Arena Local Development Corporation, an entity formed by the State of New York, issued $511,000,000 of tax-exempt bonds to finance a portion of the construction of the Arena at Atlantic Yards, the proceeds of which will become available upon the satisfaction of certain conditions including vacant possession of the project site. The interest rate on the bonds was 6.48%;

•
Entering into a purchase agreement in December 2009 with an affiliate of Onexim Group, an international private investment fund, to create a strategic partnership for the development of Atlantic Yards and the Arena. Pursuant to these agreements, entities to be formed by Onexim Group will invest $200,000,000 and make certain contingent funding commitments to acquire 45% of the Arena project and 80% of The Nets, and the right to purchase up to 20% of the Atlantic Yards Development Company, which will develop the non-arena real estate. We will retain a noncontrolling ownership stake in The Nets, and will be managing partner of the Arena and majority owner of the balance of the Atlantic Yards real estate. As a 45% owner of the Arena and an 80% owner of the team, Onexim will be responsible for those respective percentages of the debt of each asset;

•
Being chosen to receive an allocation of New Market Tax Credits (“NMTC”) as part of a $5 billion federal program to create jobs and revive neighborhoods. The allocation of $55,000,000 will be used to earn or syndicate tax credits through the investment in real estate development projects located in distressed and low-income communities throughout the country as defined by the U.S. Treasury Department’s CDFI Fund. This is the third time we have received a NMTC allocation, for a total of $151,000,000 in allocations under the program;

•
On December 2, 2009, the City of Las Vegas City Council approved the issuance and sale of $185,000,000 of primarily Build America Bonds to finance the construction of a new City Hall building on property we own in downtown Las Vegas. The closing and funding of the Build America Bonds was completed on December 17, 2009. We have been engaged by the City of Las Vegas to perform fee services on their behalf for development of the new City Hall project. Construction on the project began in January 2010;

•
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

•
The exchange of $167,433,000, or 61.4%, of the $272,500,000 of 3.625% Puttable Equity-Linked Senior Notes due October 2011 for a new issue of 3.625% Puttable Equity-Linked Senior Notes due October 2014. In conjunction with the exchange of notes, we also issued an additional $32,567,000 of 3.625% Puttable Equity-Linked Senior Notes due October 2014;

•
The issuance, at par, of $200,000,000 aggregate principal amount of convertible senior notes due October 2016. Interest on the notes is payable semi-annually at a rate of 5.00% per annum. We received net proceeds from the offering of $177,262,000, net of the cost of the convertible note hedge transaction and estimated offering costs;

•
Closing a new, two-year $500,000,000 revolving credit facility with our 15-member bank group. Key Bank National Association serves as Administrative Agent, PNC Bank National Association serves as Syndication Agent, and Bank of America, N.A. serves as Documentation Agent for the group. All 14 members of our prior bank group, along with one new bank, are part of the new facility. The new facility replaced our prior $750,000,000 revolving credit facility, which was scheduled to mature in March 2010;

•
The closing on major financings including a $90,000,000 nonrecourse mortgage refinancing for 45/75 Sidney Street, an office building at our University Park at MIT project in Cambridge, Massachusetts and a $101,000,000 nonrecourse mortgage refinancing for Bayside Village, a 431-unit unconsolidated apartment community in San Francisco, California; and

•	Closing $1,473,144,000 in nonrecourse mortgage financing transactions.
In addition, subsequent to January 31, 2010, we achieved the following significant milestones:
•
The grand opening of Village of Gulfstream, a mixed-use, open-air specialty retail center, in Hallandale Beach, Florida. The 510,000 square-foot center, adjacent to Gulfstream Park Racetrack and Casino, is South Florida’s newest outdoor shopping and entertainment destination, featuring an exciting collection of fashion boutiques, home decor shops, signature restaurants, outdoor cafes and nightclubs;

•
The creation of joint ventures with Bernstein Management Corporation for ownership of three residential multifamily properties, totaling 1,340 rental units, in the Washington, D.C. metropolitan area. We realized proceeds of over $30,000,000 and the joint ventures assumed $163,000,000 of the secured debt related to these properties. The three properties, the 549-unit Grand in North Bethesda, Maryland, the 385-unit Lenox Club in Arlington, Virginia and the 406-unit Lenox Park in Silver Spring, Maryland, are part of our portfolio of apartment communities. Each company’s joint venture entity will own 50% of our prior stake in the properties;

•
The creation and first-stage closing of joint ventures in our mixed-use University Park project in Cambridge, Massachusetts. Under the terms of the joint venture agreements, Health Care REIT will acquire a 49% interest in the seven University Park life science properties owned solely by us. For its share of the joint ventures, Health Care REIT will invest $170,000,000 in cash and the joint ventures will assume $320,000,000 of secured debt on the seven buildings. Certain of our subsidiaries will retain 51% ownership in the properties and will serve as asset and property manager for the joint ventures. The first-stage closing included six of the buildings, valued at $610,000,000. Closing on the seventh building, valued at $58,000,000 is expected during the second quarter of 2010, subject to third-party consents; and

•
The privately negotiated exchange of approximately $51,200,000 of 3.625% Puttable Equity-Linked Senior Notes due October 2011, $121,700,000 of 7.625% Senior Notes due June 2015 and $5,800,000 of 6.500% Senior Notes due February 2017 for approximately $50,700,000, $114,400,000 and $4,900,000 of our Series A Cumulative Perpetual Convertible Preferred Stock, respectively. We issued an additional $50,000,000 of Convertible Preferred Stock for cash pursuant to the exchange. The Convertible Preferred Stock has an annual dividend rate of 7.0% and an initial conversion price of $15.12.

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
Recognition of Revenue
Real Estate Sales – We follow the accounting guidance on the sales of real estate. The specific timing of a sale is measured against various criteria in the accounting guidance related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the deposit, finance, installment or cost recovery methods, as appropriate.
We follow the accounting guidance on the impairment or disposal of long-lived assets for reporting dispositions of operating properties. Assuming no significant continuing involvement, all earnings of properties which have been sold or determined by management to be held for sale are reported as discontinued operations. We consider assets held for sale when the transaction has been approved by the appropriate level of management and there are no significant contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing and, accordingly, the property is not identified as held for sale until the closing actually occurs. However, each potential sale is evaluated based on its separate facts and circumstances.
Leasing Operations – We enter into leases with tenants in our rental properties. The lease terms of tenants occupying space in the retail centers and office buildings generally range from 1 to 30 years, excluding leases with certain anchor tenants, which typically run longer. Minimum rents are recognized on a straight-line basis over the non-cancelable term of the related lease, which include the effects of rent steps and rent abatements under the leases. Overage rents are recognized in accordance with accounting guidance on revenue recognition, which states that this income is to be recognized only after the contingency has been removed (i.e., sales thresholds have been achieved). Recoveries from tenants for taxes, insurance and other commercial property operating expenses are recognized as revenues in the period the applicable costs are incurred.
Construction – Revenues and profit on long-term fixed-price contracts are recorded using the percentage-of-completion method. On reimbursable cost-plus fee contracts, revenues are recorded in the amount of the accrued reimbursable costs plus proportionate fees at the time the costs are incurred.
Military Housing Fee Revenues – Revenues for development fees related to our military housing projects are earned based on a contractual percentage of the actual development costs incurred by the military housing projects and are recognized on a monthly basis as the costs are incurred. We also recognize additional development incentive fees upon successful completion of certain criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements. Base development and development incentive fees of $14,030,000, $62,180,000 and $56,045,000 were recognized during the years ended January 31, 2010, 2009 and 2008, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Revenues for construction management fees are earned based on a contractual percentage of the actual construction costs incurred by the military housing projects and are recognized on a monthly basis as the costs are incurred. We also recognize certain construction incentive fees based upon successful completion of certain criteria as set forth in the construction contracts. Base construction and incentive fees of $9,857,000, $13,505,000 and $10,012,000 were recognized during the years ended January 31, 2010, 2009 and 2008, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Revenues for property management and asset management fees are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, that is generated by the military housing privatization projects as defined in the agreements. We also recognize certain property management incentive fees based upon successful completion of certain criteria as set forth in the property management agreements. Property management, management incentive and asset management fees of $15,448,000, $14,318,000 and $9,357,000 were recognized during the years ended January 31, 2010, 2009 and 2008, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.

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
A variety of costs are incurred in the development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is based on accounting guidance for the capitalization of interest cost and accounting guidance for costs and the initial rental operations of real estate properties. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on any portion substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the respective accounts and any resulting gains or losses are reported in the Consolidated Statements of Operations.
Allowance for Projects Under Development – We record an allowance for estimated development project write-offs for our projects under development. A specific project is written off when it is determined by management that it is probable the project will not be developed. The allowance, which is consistently applied, is adjusted on a quarterly basis based on our actual development project write-off history. The allowance balance was $23,786,000 and $17,786,000 at January 31, 2010 and 2009, respectively, and is included in accounts payable and accrued expenses in our Consolidated Balance Sheets. The allowance increased by $6,000,000 for both of the years ended January 31, 2010 and 2009 and decreased by $3,900,000 for the year ended January 31, 2008. Any change in the allowance is reported in operating expenses in our Consolidated Statements of Operations.
Acquisition of Rental Properties - Upon acquisition of a rental property, we allocate the purchase price of the property to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental income (or rental expense for ground leases in which we are the lessee) over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income (or rental expense for ground leases in which we are the lessee) over the remaining non-cancelable terms of the respective leases, including any fixed-rate renewal periods.
Intangible assets also include amounts representing the value of tenant relationships and in-place leases based on our evaluation of each tenant’s lease and our overall relationship with the respective tenant. We estimate the cost to execute leases with terms similar to in-place leases, including leasing commissions, legal expenses and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. Our estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by us in this analysis include an estimate of the carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. We also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. We also use the information obtained as a result of our pre-acquisition due diligence as part of our consideration of conditional asset retirement obligations, and when necessary, will record a conditional asset retirement obligation as part of our purchase price.

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
Allowance for Doubtful Accounts and Reserves on Notes Receivable – We record allowances against our rent receivables from commercial and residential tenants that we deem to be uncollectible. These allowances are based on management’s estimate of receivables that will not be realized from cash receipts in subsequent periods. We also maintain an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. The allowance against our straight-line rent receivable is based on our historical experience with early lease terminations as well as specific review of our significant tenants and tenants that are having known financial difficulties. There is a risk that our estimate of the expected activity of current tenants may not accurately reflect future events. If the estimate does not accurately reflect future tenant vacancies, the reserve for straight-line rent receivable may be over or understated by the actual tenant vacancies that occur. We estimate the allowance for notes receivable based on our assessment of expected future cash flows estimated to be paid to us. If our estimate of expected future cash flows does not accurately reflect actual events, our reserve on notes receivable may be over or understated by the actual cash flows that occur. Our allowance for doubtful accounts, which includes our straight-line allowance, was $33,825,000 and $27,213,000, at January 31, 2010 and 2009, respectively. Management believes the increase in the reserve is indicative of the general economic environment and its impact on the ability of certain retail and office tenants to pay all of their commitments recorded on the Consolidated Balance Sheet as of January 31, 2010.
Historic and New Market Tax Credit Entities – We have certain investments in properties that have received, or we believe are entitled to receive, historic preservation tax credits on qualifying expenditures under Internal Revenue Code (“IRC”) section 47 and new market tax credits on qualifying investments in designated community development entities (“CDEs”) under IRC section 45D, as well as various state credit programs including participation in the New York State Brownfield Tax Credit Program which entitles the members to tax credits based on qualified expenditures at the time those qualified expenditures are placed in service. We typically enter into these investments with sophisticated financial investors. In exchange for the financial investors’ initial contribution into the investment, the financial investor is entitled to substantially all of the benefits derived from the tax credit, but generally has no material interest in the underlying economics of the property. Typically, these arrangements have put/call provisions (which range up to 7 years) whereby we may be obligated (or entitled) to repurchase the financial investors’ interest. We have consolidated each of these properties in our consolidated financial statements, and have reflected these investor contributions as accounts payable and accrued expenses in our Consolidated Balance Sheets.
We guarantee the financial investor that in the event of a subsequent recapture by a taxing authority due to our noncompliance with applicable tax credit guidelines we will indemnify the financial investor for any recaptured tax credits. We initially record a liability for the cash received from the financial investor. We generally record income upon completion and certification of the qualifying development expenditures for historic tax credits and upon certification of the qualifying investments in designated CDEs for new market tax credits resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 7 years. Income related to the sale of tax credits of $32,698,000, $11,168,000 and $10,788,000 was recognized during the years ended January 31, 2010, 2009 and 2008, respectively, which was recorded in interest and other income in our Consolidated Statements of Operations.
Impairment of Real Estate – We review our real estate portfolio, including land held for development or sale, to determine if the carrying costs will be recovered from future undiscounted cash flows whenever events or changes indicate that recoverability of long-lived assets may not be supported by current assumptions. Impairment indicators include, but are not limited to, significant decreases in property net operating income, significant decreases in occupancy rates, the physical condition of the property and general economic conditions. In cases where we do not expect to recover our carrying costs, a loss is recorded as an impairment of real estate to the extent the carrying value exceeds fair value. Significant estimates are made in the determination of future undiscounted cash flows including historical and budgeted net operating income, estimated holding periods, risk of foreclosure and estimated cash proceeds received upon disposition of the asset. Determining fair value of real estate, if required, also involves significant judgments and estimates. Changes to these estimates made by management could affect whether or not an impairment charge would be required and/or the amount of impairment charges recognized.
Impairment of Unconsolidated Entities – We follow the accounting guidance for the equity method of accounting to determine if there has been an other-than-temporary decline in value of our investments in unconsolidated entities. We review our investments in unconsolidated entities for impairment whenever events or changes indicate that the fair value may be less than the carrying value of our investment. For our equity method real estate investments, a loss in value of an investment which is other-than-temporary is recognized as a component of equity in earnings (loss) of unconsolidated entities in our Consolidated Statements of Operations. This determination is based upon the length of time elapsed, severity of decline and other relevant facts and circumstances.

Variable Interest Entities – In accordance with accounting guidance on consolidation of variable interest entities (“VIE”), we consolidate a VIE in which we have a variable interest (or a combination of variable interests) that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, based on an assessment performed at the time we become involved with the entity. VIEs are entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We reconsider this assessment only if the entity’s governing documents or the contractual arrangements among the parties involved change in a manner that changes the characteristics or adequacy of the entity’s equity investment at risk, some or all of the equity investment is returned to the investors and other parties become exposed to expected losses of the entity, the entity undertakes additional activities or acquires additional assets beyond those that were anticipated at inception or at the last reconsideration date that increase its expected losses, or the entity receives an additional equity investment that is at risk, or curtails or modifies its activities in a way that decreases its expected losses. We may be subject to additional losses to the extent of any financial support that we voluntarily provide in the future. Additionally, if different estimates are applied in determining future cash flows, and how the cash flows are funded, we may have otherwise concluded on the consolidation method of an entity.
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
During the year ended January 31, 2010, we settled outstanding debt of one of our unconsolidated subsidiaries, Gladden Farms II, a land development project located in Marana, Arizona. In addition, we were informed of the outside partner’s intention to discontinue any future funding into the project. As a result of the loan transaction and the related negotiations with the outside partner, it has been determined that Gladden Farms II is a VIE and we are the primary beneficiary, which required consolidation of the entity during the year ended January 31, 2010. The impact of the initial consolidation of Gladden Farms II is an increase in net real estate of approximately $21,643,000 and an increase in noncontrolling interests of approximately $5,010,000. Based on our determination of fair value, we recorded a gain of $1,774,000 upon consolidation of the entity that is recorded in interest and other income in the Consolidated Statements of Operations.
As of January 31, 2010, we determined that we were the primary beneficiary of 46 VIEs representing 34 properties (33 VIEs representing 22 properties in the Residential Group, 11 VIEs representing 10 properties in the Commercial Group and 2 VIEs/properties in the Land Development Group). The creditors of the consolidated VIEs do not have recourse to our general credit. As of January 31, 2010, we held variable interests in 46 VIEs for which we are not the primary beneficiary. The maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs totaling approximately $100,000,000 at January 31, 2010. Our VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, land development and The Nets.
The carrying value of real estate, nonrecourse mortgage debt and noncontrolling interests of VIEs for which we are the primary beneficiary are as follows:

	January 31,
	2010	2009
	(in thousands)

Real estate, net	$2,016,000	$1,602,000
Nonrecourse mortgage debt	$1,584,000	$1,237,000
Noncontrolling interest	$41,000	$63,000
In addition to the VIEs described above, we have also determined that we are the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (see the “Senior and Subordinated Debt” section of the MD&A) as of January 31, 2010.
Fiscal Year – The years 2009, 2008 and 2007 refer to the fiscal years ended January 31, 2010, 2009 and 2008, respectively.
Retrospective Adoption of Accounting Guidance for Convertible Debt Instruments
Effective February 1, 2009, we adopted the Financial Accounting Standards Board’s (“FASB”) accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This accounting guidance required us to adjust the prior year financial statements to show retrospective application upon adoption. This accounting guidance requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This accounting guidance changed the accounting treatment for our 3.625% Puttable Equity-Linked Senior Notes due October 2011 (the “2011 Notes”), which were issued in October 2006, by requiring the initial debt proceeds from the sale of the 2011 Notes to be allocated between a liability component and an equity component. This allocation is based upon what the assumed interest rate would have been on the date of issuance if we had issued similar nonconvertible debt. The resulting debt discount will be amortized over the debt instrument’s expected life as additional non-cash interest expense. Due to the increase in interest expense, we recorded additional capitalized interest based on our qualifying expenditures on our development projects. Deferred financing costs decreased related to the reallocation of the original issuance costs between the debt instrument and equity component and the gain recognized from the purchase of $15,000,000, in principal, of the 2011 Notes during the three months ended October 31, 2008 was adjusted to reflect the requirements of gain recognition under this accounting guidance (see the “Senior and Subordinated Debt” section of the MD&A).
The following tables reflect our as reported amounts along with the as adjusted amounts as a result of the retrospective adoption of this accounting guidance as of January 31, 2009 and for the years ended January 31, 2009 and 2008:

	January 31, 2009
	As	Retrospective	As
	Reported	Adjustments	Adjusted
	(in thousands)
Consolidated Balance Sheets
Real estate, net	$9,212,834	$16,468	$9,229,302
Other assets	936,902	(631)	936,271
Senior and subordinated debt	870,410	(24,346)	846,064
Deferred income taxes	439,282	16,054	455,336
Additional paid-in capital	241,539	26,257	267,796
Retained earnings	645,852	(2,128)	643,724

	January 31, 2009			January 31, 2008
	As	Retrospective	As	As	Retrospective	As
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
	(in thousands, except per share data)
Consolidated Statements of Operations(1)
Depreciation and amortization	$266,604	$181	$266,785	$227,113	$40	$227,153
Interest expense, net of capitalized interest	363,284	1,054	364,338	321,394	1,363	322,757
Loss (gain) on early extinguishment of debt	1,670	489	2,159	8,334	-	8,334
Deferred income tax loss (benefit)	(1,855)	(677)	(2,532)	14,074	(551)	13,523
Earnings (loss) from continuing operations	(108,653)	(1,047)	(109,700)	7,256	(852)	6,404
Net earnings (loss) attributable to Forest City Enterprises, Inc.	(112,200)	(1,047)	(113,247)	52,425	(852)	51,573
Net earnings (loss) attributable to Forest City Enterprises, Inc. per share - basic and diluted	(1.09)	(0.01)	(1.10)	0.51	(0.01)	0.50
(1)	Adjusted to reflect the impact of discontinued operations (see the “Discontinued Operations” section of the MD&A) and the impact of noncontrolling interest.
Noncontrolling Interest
Interests held by partners in real estate partnerships consolidated by us are reflected in noncontrolling interest, previously referred to as minority interest, on the Consolidated Balance Sheets. Noncontrolling interest represents the noncontrolling partners’ share of the underlying net assets of our consolidated subsidiaries. In December 2007, the FASB issued accounting guidance for noncontrolling interests and the objective of this accounting guidance is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. We adopted this accounting guidance on February 1, 2009 and adjusted our January 31, 2009 Consolidated Balance Sheet to reflect noncontrolling interest as a component of total equity. Included in the balance sheet reclass was $58,247,000 of accumulated deficit noncontrolling interest resulting from deficit restoration obligations of noncontrolling partners, previously recorded as a component of investments in and advances to affiliates. In addition, we reclassed noncontrolling interest on our Consolidated Statement of Operations for the years ended January 31, 2009 and 2008.
Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities
In June 2008, the FASB issued accounting guidance addressing whether instruments granted in share-based payment transactions are participating securities. This accounting guidance requires that nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. This accounting guidance was effective for fiscal years beginning after December 15, 2008. We have adopted the new guidance for the year ended January 31, 2010 and have adjusted our computation of earnings per share for the years ended January 31, 2009 and 2008 to conform to the new guidance.

Results of Operations
We report our results of operations by each of our three strategic business units as we believe this provides the most meaningful understanding of our financial performance. In addition to our three strategic business units, we have two additional segments: The Nets and Corporate Activities.
Net Earnings (Loss) Attributable to Forest City Enterprises, Inc. – Net loss attributable to Forest City Enterprises, Inc. for the year ended January 31, 2010 was $30,651,000 versus $113,247,000 for the year ended January 31, 2009. Although we have substantial recurring revenue sources from our properties, we also enter into significant one-time transactions, which could create substantial variances in net earnings (loss) between periods. This variance to the prior year is primarily attributable to the following increases, which are net of tax and noncontrolling interest:
•
$30,462,000 ($49,761,000, pre-tax) related to the 2009 gains on disposition of our unconsolidated investments in Classic Residence by Hyatt properties, supported-living apartments in Teaneck, New Jersey, Chevy Chase, Maryland and Yonkers, New York, Clarkwood and Granada Gardens, apartment communities in Warrensville Heights, Ohio and Boulevard Towers, an apartment community in Amherst, New York;

•
$24,123,000 ($39,404,000, pre-tax, which includes $795,000 for unconsolidated entities) primarily related to the 2009 early extinguishment of nonrecourse mortgage debt at a consolidated retail project and Gladden Farms, a land development project located in Marana, Arizona and the gain on early extinguishment of debt on the exchange of a portion of our 2011 Notes for a new issue of puttable equity-linked senior notes due October 15, 2014 (see the “Puttable Equity-Linked Senior Notes due 2011” section of the MD&A);

•	$13,620,000 ($22,247,000, pre-tax, which includes $304,000 for unconsolidated entities) of decreased write-offs of abandoned development projects in 2009 compared to 2008;

•	$13,181,000 ($21,530,000, pre-tax) related to an increase in income recognized on the sale of state and federal Historic Preservation Tax Credits, Brownfield Tax Credits and New Market Tax Credits;

•
$12,791,000 ($20,894,000, pre-tax) related to the change in fair market value of derivatives between the comparable periods, which was marked to market as a reduction of interest expense due to derivatives not qualifying for hedge accounting;

•
$7,554,000 ($12,434,000, pre-tax) related to the reduction in fair value of the Denver Urban Renewal Authority (“DURA”) purchase obligation and fee, that resulted from the Lehman Brothers, Inc. (“Lehman”) bankruptcy in 2008;

•
$6,732,000 ($10,996,000, pre-tax, which includes $770,000 for unconsolidated entities) related to a reinstatement by the United States Department of Housing and Urban Development of certain replacement reserves previously written off at four of our residential properties located in Michigan;

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

•	$1,467,000 ($2,396,000, pre-tax) related to the 2009 net gain on an industrial land sale at Mesa del Sol in Albuquerque, New Mexico; and

•	$1,293,000 ($2,500,000, pre-tax decrease) related to a decrease in allocated losses from our equity investment in The Nets (see “The Nets” section of the MD&A).
These increases were partially offset by the following decreases, net of tax and noncontrolling interests:
•	$30,677,000 ($50,110,000, pre-tax) related to the 2009 increase in impairment charges of consolidated (including discontinued properties) and unconsolidated entities;

•	$6,717,000 ($9,426,000, pre-tax) primarily related to military housing fee income from the management and development of units in Hawaii, Illinois, Washington and Colorado;

•
$8,159,000 ($13,297,000, pre-tax) related to the 2008 gains on disposition of two supported-living apartment communities, Sterling Glen of Lynbrook, in Lynbrook, New York and Sterling Glen of Rye Brook, in Rye Brook, New York;

•	$2,448,000 ($3,998,000, pre-tax) related to the 2009 participation payment on the refinancing of 45/75 Sidney;

•	$2,417,000 ($3,978,000, pre-tax) related to the 2008 lease termination fee income at an office building in Cleveland, Ohio; and

•	$2,035,000 ($3,350,000, pre-tax) related to the 2008 gain on the sale of an ownership interest in a parking management company.
Net loss attributable to Forest City Enterprises, Inc. for the year ended January 31, 2009 was ($113,247,000) versus net earnings attributable to Forest City Enterprises, Inc. of $51,573,000 for the year ended January 31, 2008. This variance to the prior year is primarily attributable to the following decreases, which are net of tax and noncontrolling interest:
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

•
$18,758,000 ($30,879,000, pre-tax) related to increased write-offs of abandoned development projects in 2008 compared to 2007. The increase primarily relates to the write-off at Summit at Lehigh Valley, a Commercial development project with a housing component in Allentown, Pennsylvania, of $13,069,000 ($21,513,000, pre-tax) in 2008;

•	$17,920,000 ($20,111,000, pre-tax) related to an increase in allocated losses from our equity investment in The Nets (see “The Nets” section of the MD&A);

•
$10,940,000 ($17,830,000, pre-tax) related to the 2007 net gain recognized in other income on the sale of Sterling Glen of Roslyn, a consolidated supported-living apartment community under construction in Roslyn, New York;

•
$8,168,000 ($13,311,000, pre-tax) related to the 2007 gains on disposition of our unconsolidated investments in University Park at MIT Hotel in Cambridge, Massachusetts and White Acres, an apartment community in Richmond Heights, Ohio offset by the 2008 gains on disposition of our unconsolidated investments in One International Place and Emery-Richmond, office buildings in Cleveland, Ohio and Warrensville Heights, Ohio, respectively;

•	$7,930,000 related to a cumulative effect of change in our effective tax rate during 2008;

•	$7,554,000 ($12,434,000, pre-tax) related to the reduction in fair value of the DURA purchase obligation and fee, that resulted from the Lehman bankruptcy in 2008;

•	$6,707,000 ($10,986,000, pre-tax) related to the 2008 increase in impairment charges of consolidated and unconsolidated entities;

•
$5,611,000 ($9,237,000, pre-tax) related to the change in fair market value of derivatives between the comparable periods, which was marked to market through interest expense as a result of the derivatives not qualifying for hedge accounting; and

•	$5,255,000 ($8,651,000, pre-tax) related to the 2008 increase in outplacement and severance costs related to involuntary employee separations.
These decreases were partially offset by the following increases, net of tax and noncontrolling interest:
•	$13,924,000 ($18,197,000, pre-tax) primarily related to military housing fee income from the management and development of units in Hawaii, Illinois, Washington and Colorado;

•	$8,159,000 ($13,297,000, pre-tax) related to the 2008 gains on disposition of Sterling Glen of Lynbrook and Sterling Glen of Rye Brook;

•
$4,437,000 ($7,304,000 pre-tax) primarily related to the gain on early extinguishment of a portion of our puttable equity-linked senior notes due October 15, 2011 (see the “Puttable Equity-Linked Senior Notes” section of the MD&A) in 2008 as compared to the loss on early extinguishment of nonrecourse mortgage debt primarily at Eleven MetroTech Center, an office building in Brooklyn, New York, in order to secure more favorable financing terms and at New York Times, an office building in Manhattan, New York, in order to obtain permanent financing, both in 2007;

•	$2,417,000 ($3,978,000, pre-tax) related to the 2008 lease termination fee income at an office building in Cleveland, Ohio; and

•	$2,035,000 ($3,350,000, pre-tax) related to the 2008 gain on the sale of an ownership interest in a parking management company.

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, operating expenses, interest expense, equity in earnings (loss) of unconsolidated entities and impairment of unconsolidated entities by segment for the years ended January 31, 2010, 2009 and 2008, respectively. See discussion of these amounts by segment in the narratives following the tables.

	Years Ended January 31,
	2010	2009	2008
	(in thousands)
Revenues from Real Estate Operations
Commercial Group	$946,670	$930,006	$847,816
Commercial Group Land Sales	27,068	36,777	76,940
Residential Group	263,217	279,939	259,460
Land Development Group	20,267	33,848	92,257
The Nets	-	-	-
Corporate Activities	-	-	-

Total Revenues from Real Estate Operations	$1,257,222	$1,280,570	$1,276,473

Operating Expenses
Commercial Group	$460,015	$489,542	$435,374
Cost of Commercial Group Land Sales	21,609	17,062	54,888
Residential Group	161,971	177,219	180,789
Land Development Group	33,119	52,878	67,687
The Nets	-	-	-
Corporate Activities	39,857	44,097	41,635

Total Operating Expenses	$716,571	$780,798	$780,373

Interest Expense
Commercial Group	$239,308	$254,298	$207,430
Residential Group	27,962	36,888	43,038
Land Development Group	2,109	(98)	118
The Nets	-	-	-
Corporate Activities	80,891	73,250	72,171

Total Interest Expense	$350,270	$364,338	$322,757

Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$6,657	$6,896	$11,487
Gain on disposition of One International Place	-	881	-
Gain on disposition of Emery-Richmond	-	200	-
Gain on disposition of University Park at MIT Hotel	-	-	12,286
Residential Group	2,969	9,193	10,296
Gain on disposition of Classic Residence by Hyatt properties	31,703	-	-
Gain on disposition of Clarkwood	6,983	-	-
Gain on disposition of Granada Gardens	6,577	-	-
Gain on disposition of Boulevard Towers	4,498	-	-
Gain on disposition of White Acres	-	-	2,106
Land Development Group	5,405	9,519	5,245
The Nets	(43,489)	(40,989)	(20,878)
Corporate Activities	-	-	-

Total Equity in Earnings (Loss) of Unconsolidated Entities	$21,303	$(14,300)	$20,542

Impairment of Unconsolidated Entities
Commercial Group	$10,521	$9,193	$-
Residential Group	24,303	9,443	8,269
Land Development Group	1,532	2,649	3,200
The Nets	-	-	-
Corporate Activities	-	-	-

Total Impairment of Unconsolidated Entities	$36,356	$21,285	$11,469

Commercial Group
Revenues from Real Estate Operations – Revenues from real estate operations for the Commercial Group, including the segment’s land sales, increased by $6,955,000, or 0.7%, for the year ended January 31, 2010 compared to the same period in the prior year. The variance to the prior year is primarily attributable to the following increases:
•	$21,831,000 related to new property openings as noted in the table below; and

•
$2,829,000 related to increased revenues earned on a construction contract with the New York City School Construction Authority for the construction of a school at Beekman, a development project in Manhattan, New York. This represents a reimbursement of costs that is included in operating expenses discussed below.

These increases were partially offset by the following decreases:
•
$9,709,000 related to decreases in commercial outlot land sales primarily at South Bay Southern Center, in Redondo Beach, California, Short Pump Town Center in Richmond, Virginia, Promenade Bolingbrook in Bolingbrook, Illinois, White Oak Village in Richmond, Virginia, Orchard Town Center in Westminster, Colorado and Saddle Rock Village in Aurora, Colorado, which were partially offset by increases in commercial outlot land sales at Salt Lake City in Utah and Victoria Gardens in Rancho Cucamonga, California; and

•	$3,978,000 related to lease termination fee income in 2008 at an office building in Cleveland, Ohio that did not recur.
The balance of the remaining decrease of $4,018,000 was generally due to downward pressures on occupancies and rental rates primarily in the retail sector.
Revenues from real estate operations for the Commercial Group, including the segment’s land sales, increased by $42,027,000, or 4.5%, for the year ended January 31, 2009 compared to the same period in the prior year. The variance to the prior year is primarily attributable to the following increases:
•	$66,676,000 related to new property openings as noted in the table below;

•
$5,288,000 related to increased revenues earned on a construction contract with the New York City School Construction Authority for the construction of a school at Beekman. This represents a reimbursement of costs that is included in operating expenses discussed below; and

•	$3,978,000 related to lease termination fee income in 2008 at an office building in Cleveland, Ohio.
These increases were partially offset by the following decrease:
•
$40,163,000 related to decreases in commercial outlot land sales primarily at Promenade Bolingbrook, White Oak Village and Ridge Hill in Yonkers, New York, which were partially offset by increases in commercial outlot land sales at Short Pump Town Center and South Bay Southern Center.

The balance of the remaining increase of $6,248,000 was generally due to fluctuations in mature properties.
Operating and Interest Expenses – Operating expenses decreased $24,980,000, or 4.9%, for the year ended January 31, 2010 compared to the same period in the prior year. The variance to the prior year is primarily attributable to the following decreases:
•	$26,854,000 related to decreased write-offs of abandoned development projects in 2009 compared to 2008, which was primarily due to the 2008 write-off at Summit at Lehigh Valley; and

•	$1,759,000 related to the 2008 participation payment on the refinancing at Jackson Building, an office building in Cambridge, Massachusetts that did not recur.
These decreases were partially offset by the following increases:
•	$7,265,000 related to new property openings as noted in the table below;

•
$4,547,000 related to increases in commercial outlot land sales primarily at Salt Lake City and Victoria Gardens which were partially offset by decreases in commercial outlot land sales at Short Pump Town Center, Promenade Bolingbrook, White Oak Village, Orchard Town Center, and Saddle Rock Village;

•	$3,998,000 related to the 2009 participation payment on the refinancing of 45/75 Sidney Street, an office building in Cambridge, Massachusetts; and

•
$2,829,000 related to construction of a school at Beekman. These costs are reimbursed by the New York City School Construction Authority and are included in revenues from real estate operations discussed above.

The balance of the remaining decrease of $15,006,000 was generally due to cost reduction activities within the Commercial Group relating to direct property expenses and general operating activities.
Operating expenses increased $16,342,000, or 3.3%, for the year ended January 31, 2009 compared to the same period in the prior year. The variance to the prior year is primarily attributable to the following increases:
•	$26,978,000 related to write-offs of abandoned development projects, primarily at Summit at Lehigh Valley;

•	$18,335,000 related to new property openings as noted in the table below;

•
$5,288,000 related to construction of a school at Beekman. These costs are reimbursed by the New York City School Construction Authority and are included in revenues from real estate operations discussed above; and

•	$1,759,000 related to a participation payment on the refinancing at Jackson Building.
These increases were partially offset by the following decrease:
•
$37,826,000 related to decreases in commercial outlot land sales primarily at Promenade Bolingbrook, White Oak Village and Ridge Hill, which were partially offset by increases in commercial outlot land sales at Short Pump Town Center and Saddle Rock Village.

The balance of the remaining increase of $1,808,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Commercial Group decreased by $14,990,000, or 5.9%, for the year ended January 31, 2010 compared to the same period in the prior year. Interest expense for the Commercial Group increased by $46,868,000, or 22.6%, during the year ended January 31, 2009 compared to the same period in the prior year. Approximately $19,325,000 of the decrease and $7,380,000 of the increase for the years ended January 31, 2010 and 2009, respectively, represents the change in fair value of a forward swap related to an unconsolidated property that is marked to market through interest expense. The remaining increases are primarily attributable to the openings of the properties listed in the table below.
The following table presents the increases in revenues and operating expenses incurred by the Commercial Group for newly-opened properties for the year ended January 31, 2010 compared to the same period in the prior year:

				Year Ended January 31,
				2010 vs. 2009
				Revenues
				from
		Quarter/Year	Square	Real Estate	Operating
Property	Location	Opened	Feet	Operations	Expenses

				(in thousands)
Retail Centers:
Promenade at Temecula Expansion	Temecula, California	Q1-2009	127,000	$1,281	$568
White Oak Village	Richmond, Virginia	Q3-2008	843,000	5,256	1,487
Shops at Wiregrass	Tampa, Florida	Q3-2008	734,000	10,524	4,121
Orchard Town Center	Westminster, Colorado	Q1-2008	1,018,000	2,797	563

Office Building:
Johns Hopkins – 855 North Wolfe Street	East Baltimore, Maryland	Q1-2008	279,000	1,973	526

Total				$21,831	$7,265

The following table presents the increases in revenues and operating expenses incurred by the Commercial Group for newly-opened/acquired properties for the year ended January 31, 2009 compared to the same period in the prior year:

				Year Ended January 31,
				2009 vs. 2008
				Revenues
				from
		Quarter/Year	Square	Real Estate	Operating
Property	Location	Opened	Feet	Operations	Expenses

				(in thousands)
Retail Centers:
White Oak Village	Richmond, Virginia	Q3-2008	843,000	$2,227	$927
Shops at Wiregrass	Tampa, Florida	Q3-2008	734,000	2,187	1,654
Orchard Town Center	Westminster, Colorado	Q1-2008	1,018,000	5,570	3,935
Victoria Gardens-Bass Pro	Rancho Cucamonga, California	Q2-2007	180,000	1,038	422
Promenade Bolingbrook	Bolingbrook, Illinois	Q1-2007	771,000	5,149	1,238

Office Buildings:
Johns Hopkins – 855 North Wolfe Street	East Baltimore, Maryland	Q1-2008	279,000	5,729	2,592
New York Times	Manhattan, New York	Q3-2007	738,000	38,548	4,568
Richmond Office Park	Richmond, Virginia	Q2-2007 (1)	568,000	5,492	1,669
Illinois Science and Technology Park-Building Q	Skokie, Illinois	Q1-2007	161,000	736	1,330

Total				$66,676	$18,335

(1) Acquired property.
Comparable occupancy for the Commercial Group is 90.1% and 90.3% for retail and office, respectively, as of January 31, 2010 compared to 89.7% and 89.9%, respectively, as of January 31, 2009. Retail and office occupancy as of January 31, 2010 and 2009 is based on square feet leased at the end of the fiscal quarter. Comparable occupancy relates to properties opened and operated in both the years ended January 31, 2010 and 2009. Average occupancy for hotels for the year ended January 31, 2010 is 69.1% compared to 68.8% for the year ended January 31, 2009.
As of January 31, 2010, the average base rent per square feet expiring for retail and office leases is $26.41 and $30.93, respectively, compared to $26.60 and $30.82, respectively, as of January 31, 2009. Square feet of expiring leases and average base rent per square feet are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases. The average daily rate (“ADR”) for our hotel portfolio is $140.01 and $146.26 for the years ended January 31, 2010 and 2009, respectively. ADR is an operating statistic and is calculated by dividing revenue by the number of rooms sold for all hotels that were open and operating for both the years ended January 31, 2010 and 2009.
Residential Group
Revenues from Real Estate Operations – Included in revenues from real estate operations is fee income related to the development and construction management related to our military housing projects. Military housing fee income and related operating expenses may vary significantly from period to period based on the timing of development and construction activity at each applicable project. Revenues from real estate operations for the Residential Group decreased by $16,722,000, or 6.0%, during the year ended January 31, 2010 compared to the prior year. The variance is primarily attributable to the following decrease:
•
$50,668,000 related to military housing fee income from development and management of military housing units located primarily on the islands of Oahu and Kauai, Hawaii, Chicago, Illinois, Seattle, Washington, and Colorado Springs, Colorado (see the “Military Housing Fee Revenues” section below for further details).

This decrease was partially offset by the following increases:
•	$14,000,000 related to the land sale and related development opportunity in Mamaroneck, New York;

•	$6,578,000 related to the cancellation of a net leasing arrangement whereby we assumed the operations from the lessee at Forest Trace in Lauderhill, Florida;

•	$6,321,000 related to insurance premiums earned from an owner’s controlled insurance program; and

•	$5,538,000 related to new property openings and acquired properties as noted in the table below.
The balance of the remaining increase of $1,509,000 was primarily due to third-party management fees and other miscellaneous fluctuations.

Revenues from real estate operations for the Residential Group increased by $20,479,000, or 7.9%, during the year ended January 31, 2009 compared to the same period in the prior year. This variance is primarily attributable to the following increases:
•
$14,589,000 related to military housing fee income from development and management of military housing units located primarily on the islands of Oahu and Kauai, Hawaii, Chicago, Illinois, Seattle, Washington, and Colorado Springs, Colorado (see the “Military Housing Fee Revenues” section below for further details);

•	$4,777,000 related to new property openings and acquired property as noted in the table below;

•
$4,750,000 primarily related to an increase in rents and occupancies at the following properties: Sky 55 in Chicago, Illinois, 100 Landsdowne Street in Cambridge, Massachusetts, Ashton Mill in Cumberland, Rhode Island, Oceanpointe Towers in Long Branch, New Jersey, Midtown Towers in Parma, Ohio, Lenox Park in Silver Spring, Maryland, Pavilion in Chicago, Illinois, and 101 San Fernando in San Jose, California; and

•	$2,449,000 related to the change to the full consolidation method of accounting from equity method at Village Center in Detroit, Michigan and Independence Place I in Parma Heights, Ohio.
These increases were partially offset by the following decreases:
•
$4,893,000 related to the net leasing arrangements whereby we receive fixed rental income in exchange for the operations of certain supported-living apartment properties which were retained by the lessee (see the “Discontinued Operations” section of the MD&A); and

•
$1,920,000 primarily related to decreases in occupancy at the following properties: Emerald Palms in Miami, Florida, Heritage in San Diego, California, and Museum Towers and One Franklintown, both of which are in Philadelphia, Pennsylvania.

The balance of the remaining increase of approximately $727,000 was generally due to fluctuations in other mature properties.
Operating and Interest Expenses – Operating expenses for the Residential Group decreased by $15,248,000, or 8.6%, during the year ended January 31, 2010 compared to the prior year. This variance is primarily attributable to the following decreases:
•	$31,358,000 related to management expenditures associated with military housing fee revenues; and

•
$10,226,000 related to a reinstatement by the United States Department of Housing and Urban Development of certain replacement reserves previously written off at three of our residential properties located in Michigan.

These decreases were partially offset by the following increases:
•	$14,000,000 related to the cost of the land sale and related development opportunity in Mamaroneck, New York;

•	$9,404,000 related to the assignment of the net lease arrangement with Forest Trace;

•	$3,998,000 related to insurance expenses associated with an owner’s controlled insurance program;

•	$3,988,000 related to new property openings and acquired properties as noted in the table below; and

•	$1,530,000 related to write-offs of abandoned development projects.
The balance of the remaining decrease of $6,584,000 was generally due to cost reduction activities within the Residential Group relating to direct property expenses and general operating activities.
Operating expenses for the Residential Group decreased by $3,570,000, or 2.0% during the year ended January 31, 2009 compared to the same period in the prior year. This variance is primarily attributable to the following decreases:
•
$5,400,000 related to the net lease arrangements whereby we receive fixed rental income in exchange for the operations of certain supported-living apartment properties which were retained by the lessee (see the “Discontinued Operations” section of the MD&A);

•	$5,292,000 related to reduced payroll costs and specific cost reduction activities; and

•	$4,892,000 related to management expenditures associated with military housing fee revenues.

These decreases were partially offset by the following increases:
•	$6,608,000 related to new property openings and an acquired property as noted in the table below;

•	$6,146,000 related to write-offs of abandoned development projects; and

•	$1,593,000 related to the change to the full consolidation method of accounting from the equity method at Village Center and Independence Place I.
The balance of the remaining decrease of approximately $2,333,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Residential Group decreased by $8,926,000 or 24.2% during the year ended January 31, 2010 and $6,150,000, or 14.3%, during the year ended January 31, 2009 compared to the same periods in the prior years primarily as a result of decreased variable interest rates partially offset by increases related to the opening and acquisitions of the properties listed in the below table.
The following table presents the increases in revenues and operating expenses incurred by the Residential Group for newly-opened/acquired properties for the year ended January 31, 2010 compared to the same period in the prior year:

				Year Ended January 31,
				2010 vs. 2009
				Revenues
				from
		Quarter/Year		Real Estate	Operating
Property	Location	Opened	Units	Operations	Expenses

				(in thousands)
80 DeKalb	Brooklyn, New York	Q4-2009 (1)	365	$61	$1,251
North Church Towers	Parma Heights, Ohio	Q3-2009 (2)	399	942	604
Hamel Mill Lofts	Haverhill, Massachusetts	Q4-2008 (1)	305	765	1,303
Lucky Strike	Richmond, Virginia	Q1-2008	131	918	226
Mercantile Place on Main	Dallas, Texas	Q1-2008/Q4-2008	366	2,852	604

Total				$5,538	$3,988

(1) Property to open in phases.
(2) Acquired property
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

(1) Property to open in phases.
(2) Acquired property.
Comparable average occupancy for the Residential Group is 92.2% and 93.1% for the years ended January 31, 2010 and 2009, respectively. Average residential occupancy for the years ended January 31, 2010 and 2009 is calculated by dividing gross potential rent less vacancy by gross potential rent. Comparable average occupancy relates to properties opened and operated in both the years ended January 31, 2010 and 2009.

Comparable net rental income (“NRI”) for our Residential Group was 90.2% and 92.3% for the years ended January 31, 2010 and 2009, respectively. NRI is an operating statistic that represents the percentage of potential rent received after deducting vacancy and rent concessions from gross potential rent.
Military Housing Fee Revenues – Revenues for development fees related to our military housing projects are earned based on a contractual percentage of the actual development costs incurred by the military housing projects and are recognized on a monthly basis as the costs are incurred. We also recognize additional development incentive fees upon successful completion of certain criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements. Base development and development incentive fees of $14,030,000, $62,180,000 and $56,045,000 were recognized during the years ended January 31, 2010, 2009 and 2008, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Revenues for construction management fees are earned based on a contractual percentage of the actual construction costs incurred by the military housing projects and are recognized on a monthly basis as the costs are incurred. We also recognize certain construction incentive fees based upon successful completion of certain criteria as set forth in the construction contracts. Base construction and incentive fees of $9,857,000, $13,505,000 and $10,012,000 were recognized during the years ended January 31, 2010, 2009 and 2008, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Revenues for property management and asset management fees are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, that is generated by the military housing privatization projects as defined in the agreements. We also recognize certain property management incentive fees based upon successful completion of certain criteria as set forth in the property management agreements. Property management, management incentive and asset management fees of $15,448,000, $14,318,000 and $9,357,000 were recognized during the years ended January 31, 2010, 2009 and 2008, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Land Development Group
Revenues from Real Estate Operations – Land sales and the related gross margins vary from period to period depending on the timing of sales and general market conditions relating to the disposition of significant land holdings. Our land sales have been impacted by slowing demand from home buyers in certain core markets for the land business, reflecting conditions throughout the housing industry. Revenues from real estate operations for the Land Development Group decreased by $13,581,000 for the year ended January 31, 2010 compared to the prior year. This variance is primarily attributable to the following decreases:
•
$6,556,000 related to lower land sales at Prosper in Prosper, Texas, Tangerine Crossing in Tucson, Arizona and Legacy Lakes in Aberdeen, North Carolina, combined with several smaller decreases in land/unit sales at other land development properties;

•	$6,051,000 related to lower land sales at Summers Walk in Davidson, North Carolina; and

•	$3,935,000 primarily related to reduced fee income and profit participation due to lower home sales at Stapleton in Denver, Colorado.
These decreases were partially offset by the following increase:
•
$2,961,000 related to higher land sales primarily at Gladden Farms in Marana, Arizona and Creekstone in Copley, Ohio, combined with several smaller increases in land sales at other land development projects.

Revenues from real estate operations for the Land Development Group decreased by $58,409,000 for the year ended January 31, 2009 compared to the prior year. This variance is primarily attributable to the following decreases:
•	$34,899,000 related to lower land sales at Stapleton;

•	$7,596,000 related to lower land sales at Mill Creek in York County, South Carolina;

•	$5,792,000 related to lower land sales at Tangerine Crossing;

•	$5,222,000 related to lower land sales at Prosper;

•	$1,972,000 related to lower land sales at Sugar Chestnut in North Ridgeville, Ohio;

•	$1,560,000 related to lower land sales at Bratenahl Subdivision in Bratenahl, Ohio; and

•
$4,546,000 related to lower land sales primarily at Wheatfield Lakes in Wheatfield, New York and Creekstone and lower unit sales at Rockport Square in Lakewood, Ohio, combined with several smaller decreases in land sales at other land development projects.

These decreases were partially offset by the following increases:
•	$2,458,000 related to higher land sales at Summers Walk; and

•	$720,000 related to higher land sales primarily at Legacy Lakes, combined with several smaller increases in land sales at other land development projects.
Operating and Interest Expenses – Operating expenses decreased by $19,759,000 for the year ended January 31, 2010 compared to the same period in the prior year. This variance is primarily attributable to the following decreases:
•
$17,568,000 at Stapleton primarily related to the $13,816,000 reduction in fair value of the DURA purchase obligation and fee, that resulted from the Lehman Brothers, Inc. bankruptcy in 2008 (see the “Other Structured Financing Arrangements” section of the MD&A) along with reduced payroll costs and specific cost reduction activities;

•
$5,944,000 primarily related to lower land sales at Prosper, Tangerine Crossing and Legacy Lakes, combined with several smaller decreases in land sales at other land development projects along with reduced payroll costs and specific cost reduction activities; and

•	$3,862,000 related to lower land sales at Summers Walk.
These decreases were partially offset by the following increases:
•	$5,115,000 primarily related to higher land sales at Gladden Farms and Creekstone, combined with several smaller increases in land sales at other land development projects; and

•	$2,500,000 legal settlement related to a former joint venture.
Operating expenses decreased by $14,809,000 for the year ended January 31, 2009 compared to the same period in the prior year. This variance is primarily attributable to the following decreases:
•	$17,824,000 at Stapleton primarily related to lower land sales;

•	$4,719,000 related to lower land sales at Mill Creek;

•	$3,533,000 related to lower land sales at Tangerine Crossing;

•	$1,168,000 related to lower unit sales at Rockport Square; and

•
$4,573,000 primarily related to lower land sales at Wheatfield Lakes, Monarch Grove in Lorain, Ohio and Sugar Chestnut, combined with several smaller decreases in land sales at other land development projects.

These decreases were partially offset by the following increases:
•
$13,816,000 ($12,434,000, net of noncontrolling interest) at Stapleton related to the reduction in fair value of the DURA purchase obligation and fee (see the “Other Structured Financing Arrangements” section of the MD&A);

•	$1,348,000 related to higher land sales at Summers Walk; and

•	$1,844,000 primarily related to higher land sales at Legacy Lakes, combined with several smaller increases in land sales at other land development projects.
Interest expense increased by $2,207,000 for the year ended January 31, 2010 compared to the prior year. Interest expense decreased by $216,000 for the year ended January 31, 2009 compared to the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.

The Nets
Our equity investment in The Nets incurred a pre-tax loss of $43,489,000, $40,989,000 and $20,878,000 for the years ended January 31, 2010, 2009 and 2008, respectively, representing an increase in allocated losses of $2,500,000 and $20,111,000 compared to the respective prior year. For the years ended January 31, 2010, 2009 and 2008, we recognized approximately 68%, 54% and 25% of the net loss, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of The Nets. For the year ended January 31, 2010, we recognized a higher share of the loss than prior years because of the distribution priorities among members and because we advanced capital to fund operating losses. While these capital advances receive certain preferential capital treatment, generally accepted accounting principles require us to report losses, including significant non-cash losses resulting from amortization, in excess of our legal ownership of approximately 23%. Under certain facts and circumstances, generally accepted accounting principles may require losses to be recognized in excess of the basis in the equity investment. At January 31, 2010, we had recognized $333,000 of losses in excess of our investment basis.
Included in the losses for the years ended January 31, 2010, 2009 and 2008 are approximately $14,517,000, $20,862,000 and $10,556,000, respectively, of amortization, at our share, of certain assets related to the purchase of the team. The remainder of the losses substantially relate to the operations of the team. The team is expected to operate at a loss in 2010 and will require additional capital from its members to fund the operating losses.
Corporate Activities
Operating and Interest Expenses – Operating expenses for Corporate Activities decreased by $4,240,000 for the year ended January 31, 2010 compared to the prior year. The decrease was primarily related to a decrease in charitable contributions of $1,976,000 and other general corporate expenses, commensurate with cost saving initiatives.
Operating expenses increased by $2,462,000 for the year ended January 31, 2009 compared to the prior year. The increase was primarily related to company-wide severance and outplacement expenses of $8,651,000 offset by decreases in payroll and related benefits of $5,412,000 and stock-based compensation of $818,000, with the remaining difference attributable to general corporate expenses.
Interest expense for Corporate Activities consists primarily of interest expense on the senior notes and the bank revolving credit facility, excluding the portion allocated to the Land Development Group (see the “Financial Condition and Liquidity” section of the MD&A). Interest expense increased by $7,641,000 for the year ended January 31, 2010 compared to the prior year, as a result of interest expense related to corporate interest rate swaps due to a reduction in the LIBOR rate, additional interest expense on senior notes issued during the year ended January 31, 2010, and the bank revolving credit facility due to increased borrowings.
Interest expense increased by $1,079,000 for the year ended January 31, 2009 compared to the prior year, primarily related to unfavorable mark to market adjustments on corporate derivative instruments, offset by a decrease in bank revolving credit interest expense due to lower variable interest rates.
Other Activity
The following items are discussed on a consolidated basis.
Interest and Other Income
For the years ended January 31, 2010, 2009 and 2008, we recorded interest and other income of $54,005,000, $42,417,000 and $73,265,000, respectively. The increase of $11,588,000 for the year ended January 31, 2010 compared to the prior year is primarily due to the following increases: $21,530,000 related to the income recognition on the sale of state and federal Historic Preservation Tax Credits, Brownfield Tax Credits and New Market Tax Credits and a gain recognized in 2009 of $3,599,000 related to insurance proceeds received due to fire damage at an apartment building in excess of the net book value of the damaged asset. These increases were partially offset by the following decreases: $4,546,000 related to the income earned on the DURA purchase obligation and fee in 2008 that did not recur (see the “Other Structured Financing Arrangements” section of the MD&A), $3,350,000 related to the 2008 gain on the sale of an ownership interest in a parking management company and $1,838,000 related to interest income earned on two total rate of return swaps, one of which was terminated in September 2009. The remaining decrease is generally due to lower interest earned on our cash and restricted cash balances maintained with financial institutions. The decrease of $30,848,000 for the year ended January 31, 2009 compared to the prior year is primarily due to the following decreases: $17,830,000 related to the 2007 gain on disposition of Sterling Glen of Roslyn, $3,472,000 related to the income earned on the DURA purchase obligation and fee (see the “Other Structured Financing Arrangements” section of the MD&A) and $1,846,000 related to interest income earned by Stapleton Land, LLC on an interest rate swap related to the $75,000,000 tax increment financing bonds which matured in 2007. These decreases were partially offset by an increase of $3,350,000 related to the 2008 gain on the sale of an ownership interest in a parking management company.

Equity in Earnings (Loss) of Unconsolidated Entities (also see the “Impairment of Unconsolidated Entities” section of the MD&A)
Equity in earnings of unconsolidated entities was $21,303,000 for the year ended January 31, 2010 and equity in loss of unconsolidated entities was ($14,300,000) for the year ended January 31, 2009, representing an increase of $35,603,000. The variance is primarily attributable to the following increases that occurred within our equity method investments:
-	Commercial Group
•	$1,272,000 related to the 2008 participation payment on the refinancing at 350 Massachusetts Avenue, an office building located in Cambridge, Massachusetts.
-	Residential Group
•
$31,703,000 related to the 2009 gain on disposition of our partnership interest in three Classic Residence by Hyatt properties, supported-living apartment communities located in Teaneck, New Jersey, Chevy Chase, Maryland, and Yonkers, New York;

•	$6,983,000 related to the 2009 gain on disposition of our partnership interest in Clarkwood, an apartment community located in Warrensville Heights, Ohio;

•	$6,577,000 related to the 2009 gain on disposition of our partnership interest in Granada Gardens, an apartment community located in Warrensville Heights, Ohio; and

•	$4,498,000 related to the 2009 gain on disposition of our partnership interest in Boulevard Towers, an apartment community in Amherst, New York.
-	Land Development Group

•	$2,396,000 related to the 2009 net gain on an industrial land sale at Mesa Del Sol in Albuquerque, New Mexico; and

•	$1,874,000 related to the 2009 gain on early extinguishment of nonrecourse mortgage debt at Shamrock Business Center in Painesville, Ohio.
These increases were partially offset by the following decreases:
-	Commercial Group
•	$2,330,000 related to decreased occupancy and property reassessment resulting in significantly higher real estate taxes in 2009 at San Francisco Centre, a regional mall in San Francisco, California;

•	$1,235,000 related to lower hotel revenues in 2009 at the Westin Convention Center in Pittsburgh, Pennsylvania; and

•
$1,081,000 related to the 2008 gains on disposition of our partnership interests in One International Place and Emery-Richmond, office buildings in Cleveland, Ohio and Warrensville Heights, Ohio, respectively.

-	Residential Group

•	$3,524,000 primarily related to lease-up losses at Uptown Apartments, an apartment community in Oakland, California;

•	$1,273,000 primarily related to military housing fee income from the management and development of units in Hawaii, Illinois, Washington and Colorado; and

•	$953,000 related to the 2009 loss on early extinguishment of nonrecourse mortgage debt at Bayside Village, an apartment community in San Francisco, California.
-	Land Development Group

•	$6,763,000 related to decreased sales at Central Station in Chicago, Illinois.
-	The Nets

•	$2,500,000 related to an increase in our share of the loss in The Nets (see “The Nets” section of the MD&A).
The balance of the remaining decrease of $41,000 was due to fluctuations in the operations of our equity method investments.

Equity in loss of unconsolidated entities was ($14,300,000) for the year ended January 31, 2009 and equity in earnings of unconsolidated entities was $20,542,000 for the year ended January 31, 2008, representing a decrease of $34,842,000. The variance is primarily attributable to the following decreases that occurred within our equity method investments:
-	Commercial Group
•	$12,286,000 related to the 2007 gain on disposition of our partnership interest in University Park at MIT Hotel, located in Cambridge, Massachusetts; and

•	$1,272,000 related to the 2008 participation payment on the refinancing at 350 Massachusetts Avenue, an office building located in Cambridge, Massachusetts.
-	Residential Group
•	$2,106,000 related to the 2007 gain on disposition of our partnership interest in White Acres, an apartment community located in Richmond Heights, Ohio.
-	Land Development Group

•	$2,925,000 related to decreased land sales at Gladden Farms II in Marana, Arizona.
-	The Nets

•	$20,111,000 related to an increase in our share of the loss in The Nets (see “The Nets” section of the MD&A).
These decreases were partially offset by the following increases:
-	Commercial Group
•	$1,081,000 related to the 2008 gains on disposition of our partnership interests in One International Place and Emery-Richmond, respectively.
-	Land Development Group

•	$3,010,000 related to increased sales at Central Station; and

•	$1,649,000 related to increased land sales at various land development projects in San Antonio, Texas.
The balance of the remaining decrease of $1,882,000 was due to fluctuations in the operations of our equity method investments.
Amortization of Mortgage Procurement Costs
We amortize mortgage procurement costs on a straight-line basis over the life of the related nonrecourse mortgage debt, which approximates the effective interest method. For the years ended January 31, 2010, 2009 and 2008, we recorded amortization of mortgage procurement costs of $13,974,000, $12,029,000 and $11,181,000, respectively. Amortization of mortgage procurement costs increased $1,945,000 and $848,000 for the years ended January 31, 2010 and 2009, respectively, compared to the same periods in the prior years.
Gain (Loss) on Early Extinguishment of Debt
For the years ended January 31, 2010, 2009 and 2008 we recorded $36,569,000, ($2,159,000) and ($8,334,000), respectively, as gain (loss) on early extinguishment of debt. The amounts for the year ended January 31, 2010 include a $24,219,000 gain on early extinguishment of nonrecourse mortgage debt at a retail project, a $9,466,000 gain on early extinguishment of nonrecourse mortgage debt at Gladden Farms, a land development project located in Marana, Arizona and a $4,683,000 gain related to the exchange of a portion of our 2011 Notes for a new issue of 2014 Notes (see the “Puttable Equity-Linked Senior Notes due 2011” section of the MD&A). These gains were partially offset by a charge to early extinguishment of debt as a result of the payment of $20,400,000 in redevelopment bonds by a consolidated wholly-owned subsidiary of ours (see the “Subordinated Debt” section of the MD&A).

For the year ended January 31, 2009, the loss represents the impact of early extinguishment of nonrecourse mortgage debt at Galleria at Sunset, a regional mall located in Henderson, Nevada, 1251 S. Michigan and Sky55, apartment communities located in Chicago, Illinois, and Grand Lowry Lofts, an apartment community located in Denver, Colorado, in order to secure more favorable financing terms. These charges were offset by gains on the early extinguishment of a portion of our 2011 Notes (see the “Puttable Equity-Linked Senior Notes” section of the MD&A) and on the early extinguishment of the Urban Development Action Grant loan at Post Office Plaza, an office building located in Cleveland, Ohio. For the year ended January 31, 2008, the loss primarily represents the impact of early extinguishment of nonrecourse mortgage debt at Northern Boulevard and Columbia Park Center, specialty retail centers located in Queens, New York and North Bergen, New Jersey, respectively, and Eleven MetroTech Center, an office building located in Brooklyn, New York and the early extinguishment of borrowings at 101 San Fernando, an apartment community located in San Jose, California, in order to secure more favorable financing terms. The loss for the year ended January 31, 2008 also includes the impact of early extinguishment of the construction loan at New York Times, an office building located in Manhattan, New York, in order to obtain permanent financing, as well as the costs associated with the disposition of Landings of Brentwood, a consolidated apartment community in Nashville, Tennessee, which was sold during the year ended January 31, 2008 (see the “Discontinued Operations” section of the MD&A).
Impairment of Real Estate
We review our real estate portfolio, including land held for development or sale, for impairment whenever events or changes indicate that our carrying value of the long-lived assets may not be recoverable. In cases where we do not expect to recover our carrying costs, an impairment charge is recorded in accordance with accounting guidance on the impairment of long-lived assets. We recorded an impairment of certain real estate assets in continuing operations of $26,526,000, $1,262,000 and $102,000 for the years ended January 31, 2010, 2009 and 2008, respectively. In addition, included in discontinued operations is an impairment of real estate for two properties that were sold during the year ended January 31, 2010 (see the “Discontinued Operations” section of the MD&A). These impairments represent a write down to the estimated fair value due to a change in events, such as a purchase offer and/or consideration of current market conditions related to the estimated future cash flows.
In order to determine whether the long-lived asset carrying costs are recoverable from estimated future undiscounted cash flows, we use various assumptions that include historical and budgeted net operating income, estimated holding periods, risk of foreclosure and estimated cash proceeds received upon the disposition of the asset. Our assumptions were based on the most current information available at January 31, 2010. If the conditions mentioned above continue to deteriorate, or if our plans regarding our assets change, it could result in additional impairment charges in the future.
The following table summarizes our impairment of real estate for the years ended January 31, 2010, 2009 and 2008, which are included in the Consolidated Statements of Operations.

		Years Ended January 31,
		2010	2009	2008
			(in thousands)
Saddle Rock Village (Specialty Retail Center)	(Aurora, Colorado)	$13,179	$-	$-
101 San Fernando (Apartment Community)	(San Jose, California)	4,440	-	-
Land Projects:
Gladden Farms	(Marana, Arizona)	2,985	-	-
Tangerine Crossing	(Tucson, Arizona)	905	-	-
Romence Village (Investment in triple net lease property)	(Portage, Michigan)	3,552	-	-
Residential development property sold in February 2009	(Mamaroneck, New York)	1,124	1,262	-
Other		341	-	102

		$26,526	$1,262	$102

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

The following table summarizes our impairment of unconsolidated entities during the years ended January 31, 2010, 2009 and 2008, which are included in the Consolidated Statements of Operations.

		Years Ended January 31,
		2010	2009	2008
		(in thousands)

Apartment Communities:
Millender Center	(Detroit, Michigan)	$10,317	$-	$-
Uptown Apartments	(Oakland, California)	6,781	-	-
Metropolitan Lofts	(Los Angeles, California)	2,505	-	-
Residences at University Park	(Cambridge, Massachusetts)	855	-	-
Fenimore Court	(Detroit Michigan)	693	-	-
Mercury (Condominium)	(Los Angeles, California)	-	8,036	8,269
Classic Residence by Hyatt (Supported-Living Apartments)	(Yonkers, New York)	3,152	1,107	-
Advent Solar (Office Building)	(Albuquerque, New Mexico)	1,693	-	-
Specialty Retail Centers:
Southgate Mall	(Yuma, Arizona)	1,611	1,356	-
El Centro Mall	(El Centro, California)	-	2,030	-
Coachella Plaza	(Coachella, California)	-	1,870	-
Pittsburgh Peripheral (Commercial Group Land Project)	(Pittsburgh, Pennsylvania)	7,217	3,937	-
Mixed-Use Land Development:
Shamrock Business Center	(Painesville, Ohio)	1,150	-	-
Palmer	(Manatee County, Florida)	-	1,214	-
Cargor VI	(Manatee County, Florida)	-	892	-
Old Stone Crossing at Caldwell Creek	(Charlotte, North Carolina)	122	365	300
Smith Family Homes	(Tampa, Florida)	-	-	2,050
Gladden Farms II	(Marana, Arizona)	-	-	850
Other		260	478	-

		$36,356	$21,285	$11,469

Write-Off of Abandoned Development Projects
On a quarterly basis, we review each project under development to determine whether it is probable the project will be developed. If we determine that the project will not be developed, project costs are written off to operating expenses as an abandoned development project cost. We may abandon certain projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or due to third party challenges related to entitlements or public financing. As a result, we may fail to recover expenses already incurred in exploring development opportunities. We recorded write-offs of abandoned development projects of $27,415,000, $52,211,000 and $19,087,000 for the years ended January 31, 2010, 2009 and 2008, respectively, which were recorded in operating expenses in the Consolidated Statements of Operations.
Depreciation and Amortization
We recorded depreciation and amortization expense of $267,408,000, $266,785,000 and $227,153,000 for the years ended January 31, 2010, 2009 and 2008, respectively, which is an increase of $623,000, or 0.2%, and $39,632,000, or 17.4%, compared to the same period in the prior years.
Income Taxes
Income tax expense (benefit) for the years ended January 31, 2010, 2009 and 2008 was ($19,550,000), ($30,119,000) and $3,110,000, respectively. The difference in the income tax expense (benefit) reflected in the Consolidated Statements of Operations versus the income tax expense (benefit) computed at the statutory federal income tax rate is primarily attributable to state income taxes, the cumulative effect of changing our effective tax rate, additional state net operating losses and general business credits, changes to our charitable contribution carryover, changes to the valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax generally accepted accounting principles (“GAAP”) income and taxable income.
At January 31, 2010, we had a federal net operating loss carryforward of $228,061,000 (generated primarily from the impact on our net earnings of tax depreciation expense from real estate properties and excess deductions from stock based compensation) that will expire in the years ending January 31, 2024 through January 31, 2030, a charitable contribution deduction carryforward of $41,733,000 that will expire in the years ending January 31, 2011 through January 31, 2015, General Business Credit carryovers of $17,514,000 that will expire in the years ending January 31, 2011 through January 31, 2030, and an alternative minimum tax (“AMT”) credit carryforward of $29,341,000 that is available until used to reduce Federal tax to the AMT amount.

Our policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating our future tax position. We have a full valuation allowance against the deferred tax assets associated with our charitable contributions. We have a valuation allowance against our general business credits, other than those general business credits which are eligible to be utilized to reduce future AMT liabilities. We have a valuation allowance against certain of our state net operating losses. These valuation allowances exist because we believe at this time it is more likely than not that we will not realize these benefits.
We apply the “with-and-without” methodology for recognizing excess tax benefits from the deduction of stock-based compensation. The net operating loss available for the tax return, as is noted in the paragraph above, is significantly greater than the net operating loss available for the tax provision due to excess deductions from stock-based compensation reported on the return, as well as the impact of adjustments to the net operating loss under the accounting guidance on accounting for uncertainty in income taxes. The January 31, 2010 tax return will include a stock-based compensation deduction of $72,000, none of which will decrease taxes payable on the current year tax provision since we are in a net taxable loss position before the stock option deduction. As a result, we did not record an adjustment to additional paid-in-capital, nor did we record a reduction in our current taxes payable due to stock-based compensation deductions. As of January 31, 2010, we have not recorded a net deferred tax asset of approximately $17,447,000 from excess stock-based compensation deductions taken on our tax return for which a benefit has not yet been recognized in our tax provision.
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
As of January 31, 2010 and 2009, we had unrecognized tax benefits of $1,611,000 and $1,481,000, respectively. We recognize estimated interest payable on underpayments of income taxes and estimated penalties that may result from the settlement of some uncertain tax positions as components of income tax expense. At January 31, 2010 and 2009, we had approximately $525,000 and $463,000, respectively, of accrued interest recorded related to uncertain income tax positions. During the years ended January 31, 2010, 2009 and 2008, income tax expense (benefit) relating to interest and penalties on uncertain tax positions of $61,000, ($377,000), and $137,000, respectively, was recorded in our Consolidated Statements of Operations. We settled Internal Revenue Service audits of two of our partnership investments during the years ended January 31, 2010 and 2009, both of which resulted in a decrease in our unrecognized tax benefits in the amounts of $174,000 and $845,000, respectively, and a decrease in the associated accrued interest and penalties in the amounts of $59,000 and $447,000, respectively.
We file a consolidated United States federal income tax return. Where applicable, we file combined income tax returns in various states and we file individual separate income tax returns in other states. Our federal consolidated income tax returns for the year ended January 31, 2005 and subsequent years are subject to examination by the Internal Revenue Service. Certain of our state returns for the years ended January 31, 2004 through January 31, 2006 and all state returns for the year ended January 31, 2007 and subsequent years are subject to examination by various taxing authorities.
A reconciliation of the total amounts of our unrecognized tax benefits, exclusive of interest and penalties, as of January 31, 2010 and 2009, is depicted in the following table:

	Unrecognized Tax Benefit
	January 31,
	2010	2009
	(in thousands)

Balance, beginning of year	$1,481	$2,556

Gross increases for tax positions of prior years	330	224
Gross decreases for tax positions of prior years	-	(71)
Gross increases for tax positions of current year	-	-
Settlements	(174)	(845)
Lapse of statutes of limitation	(26)	(383)

Balance, end of year	$1,611	$1,481

The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized as of January 31, 2010 and 2009, is $155,000 and $145,000, respectively. Based upon our assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded at January 31, 2010. Included in the $1,611,000 of unrecognized benefits as of January 31, 2010, is $1,306,000 which, due to the reasons above, could significantly decrease during the next twelve months.

Discontinued Operations
All revenues and expenses of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Operations for the years ended January 31, 2010, 2009 and 2008. We consider assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing. There were no assets classified as held for sale at January 31, 2010 or 2009.
During the year ended January 31, 2010, we sold Grand Avenue, a specialty retail center in Queens, New York, which generated a pre-tax gain on disposition of a rental property of $4,548,000. The gain along with the operating results of the property through the date of sale is classified as discontinued operations for the years ended January 31, 2010, 2009 and 2008.
During the year ended January 31, 2008, we consummated an agreement to sell eight (seven operating properties and one property that was under construction at the time of the agreement) and lease four supported-living apartment properties to a third party. Pursuant to the agreement, during the second quarter of 2007, six operating properties listed in the table below and the property under construction were sold. The seventh operating property, Sterling Glen of Lynbrook, was operated by the purchaser under a short-term lease through the date of sale, which occurred on May 20, 2008. The gain along with the operating results of the property through the date of sale is classified as discontinued operations for the years ended January 31, 2009 and 2008.
The four remaining properties entered into long-term operating leases with the purchaser. On January 30, 2009, the purchase agreement for the sale of Sterling Glen of Rye Brook, whose operating lease had a stated term of ten years, was amended and the property was sold. The gain along with the operating results of the property through the date of sale is classified as discontinued operations for the years ended January 31, 2009 and 2008. On January 31, 2009, another long-term operating lease with the purchaser that had a stated term of ten years was cancelled and the operations of the property were transferred back to us.
During the year ended January 31, 2010, negotiations related to amending terms of the purchase agreements for Sterling Glen of Glen Cove and Sterling Glen of Great Neck (the remaining two properties under long-term operating leases) indicated the carrying value of these long-lived real estate assets may not be recoverable resulting in an impairment of real estate of $7,138,000 and $2,637,000, respectively, which reduced the carrying value of the long-lived assets to the estimated net sales price. The sale of the two properties closed in September 2009, resulting in no gain or loss upon disposition. The operating results of the properties through the date of sale, including the impairment charges, are classified as discontinued operations for the years ended January 31, 2010, 2009 and 2008.
The following table lists the consolidated rental properties included in discontinued operations:

				Year	Year	Year
		Square Feet/	Period	Ended	Ended	Ended
Property	Location	Number of Units	Disposed	1/31/2010	1/31/2009	1/31/2008

Commercial Group:
Grand Avenue	Queens, New York	100,000 square feet	Q1-2009	Yes	Yes	Yes

Residential Group:
Sterling Glen of Glen Cove	Glen Cove, New York	80 units	Q3-2009	Yes	Yes	Yes
Sterling Glen of Great Neck	Great Neck, New York	142 units	Q3-2009	Yes	Yes	Yes
Sterling Glen of Rye Brook	Rye Brook, New York	168 units	Q4-2008	-	Yes	Yes
Sterling Glen of Lynbrook	Lynbrook, New York	130 units	Q2-2008	-	Yes	Yes
Sterling Glen of Bayshore	Bayshore, New York	85 units	Q2-2007	-	-	Yes
Sterling Glen of Center City	Philadelphia, Pennsylvania	135 units	Q2-2007	-	-	Yes
Sterling Glen of Darien	Darien, Connecticut	80 units	Q2-2007	-	-	Yes
Sterling Glen of Forest Hills	Forest Hills, New York	83 units	Q2-2007	-	-	Yes
Sterling Glen of Plainview	Plainview, New York	79 units	Q2-2007	-	-	Yes
Sterling Glen of Stamford	Stamford, Connecticut	166 units	Q2-2007	-	-	Yes
Landings of Brentwood	Nashville, Tennessee	724 units	Q2-2007	-	-	Yes
In addition, our Lumber Group strategic business unit was sold during the year ended January 31, 2005 for $39,085,902, $35,000,000 of which was paid in cash at closing. Pursuant to the terms of a note receivable with a 6% interest rate from the buyer, the remaining purchase price was to be paid in four annual installments commencing November 12, 2006. We deferred a gain of $4,085,902 (approximately $2,400,000, net of tax) relating to the note receivable due, in part, to the subordination to the buyer’s senior financing. The gain is recognized in discontinued operations and interest income is recognized in continuing operations as the note receivable principal and interest are collected. During the years ended January 31, 2010, 2009 and 2008, we received the last three annual installments of $1,250,000 each, which included $1,172,000 ($718,000, net of tax), $1,108,000 ($680,000, net of tax) and $1,046,000 ($642,000, net of tax) of the deferred gain, respectively, and $78,000, $142,000 and $204,000 of interest income recorded in continuing operations, respectively.

The operating results related to discontinued operations were as follows:

	Years Ended January 31,
	2010	2009	2008
	(in thousands)

Revenues from real estate operations	$5,476	$17,176	$45,451

Expenses
Operating expenses	430	2,399	27,336
Depreciation and amortization	1,347	4,942	7,418
Impairment of real estate	9,775	-	-

	11,552	7,341	34,754

Interest expense	(2,184)	(7,210)	(11,672)
Amortization of mortgage procurement costs	(50)	(418)	(533)
Loss on early extinguishment of debt	-	-	(984)

Interest income	-	125	1,045
Gain on disposition of rental properties and Lumber Group	5,720	14,405	106,333

Earnings (loss) before income taxes	(2,590)	16,737	104,886

Income tax expense (benefit)
Current	848	20,039	25,054
Deferred	(1,853)	(13,572)	15,672

	(1,005)	6,467	40,726

Earnings (loss) from discontinued operations	(1,585)	10,270	64,160

Operating loss attributable to noncontrolling interests	-	-	(513)

Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc.	$(1,585)	$10,270	$64,673

Gain on Disposition of Rental Properties and Lumber Group
The following table summarizes the pre-tax gain on disposition of rental properties and Lumber Group for the years ended January 31, 2010, 2009 and 2008:

	Years Ended January 31,
	2010	2009	2008
	(in thousands)

Discontinued Operations:
Grand Avenue (Specialty Retail Center)	$4,548	$-	$-
Sterling Glen Properties (Supported-Living Apartments) (1)	-	13,297	80,208
Landings of Brentwood (Apartments) (2)	-	-	25,079
Lumber Group	1,172	1,108	1,046

Total	$5,720	$14,405	$106,333

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

Gain on Disposition of Unconsolidated Entities
Upon disposition, investments accounted for on the equity method are not classified as discontinued operations in accordance with accounting guidance on the impairment or disposal of long-lived assets; therefore, gains or losses on the sale of equity method investments are reported in continuing operations when sold. The following table summarizes our proportionate share of gains on the disposition of equity method investments during the years ended January 31, 2010, 2009 and 2008, which are included in equity in earnings (loss) of unconsolidated entities in the Consolidated Statements of Operations.

		Years Ended January 31,
		2010	2009	2008
		(in thousands)

Classic Residence by Hyatt properties (1)		$31,703	$-	$-
Apartment Communities:
Clarkwood (2)	Warrensville Heights, Ohio	6,983	-	-
Granada Gardens (2)	Warrensville Heights, Ohio	6,577	-	-
Boulevard Towers (3)	Amherst, New York	4,498	-	-
White Acres	Richmond Heights, Ohio	-	-	2,106
Office Buildings:
One International Place	Cleveland, Ohio	-	881	-
Emery-Richmond	Warrensville Heights, Ohio	-	200	-
University Park at MIT Hotel	Cambridge, Massachusetts	-	-	12,286

Total		$49,761	$1,081	$14,392

(1)	These Classic Residence by Hyatt properties are supported-living apartments located in Teaneck, New Jersey, Chevy Chase, Maryland and Yonkers, New York.

(2)	We disposed of a 49% ownership interest in Clarkwood and Granada Gardens to a partner and retained a 1% ownership interest in these properties, which will be accounted for under the cost method.

(3)	We disposed of our 50% ownership interest in Boulevard Towers in a nonmonetary exchange for 100% ownership interest in North Church Towers, an apartment complex in Parma Heights, Ohio.

FINANCIAL CONDITION AND LIQUIDITY
Ongoing economic conditions have negatively impacted the availability and access to capital, particularly for the real estate industry. Originations of new loans for the commercial mortgage backed securities are extremely limited. Financial institutions have significantly reduced their lending with an emphasis on reducing their exposure to commercial real estate. For those institutions still lending, underwriting standards are being tightened with lenders requiring lower loan-to-values, increased debt service coverage levels and higher lending spreads. While the long-term impact is unknown, borrowing costs for us will likely continue to rise and financing levels will continue to decrease over the foreseeable future.
Our principal sources of funds are cash provided by operations, the bank revolving credit facility, nonrecourse mortgage debt, dispositions of land held for sale as well as operating properties, proceeds from the issuance of senior notes, equity joint ventures and other financing arrangements. Our principal uses of funds are the financing of development projects and acquisitions of real estate, capital expenditures for our existing portfolio and principal and interest payments on our nonrecourse mortgage debt, interest payments on our bank revolving credit facility and outstanding senior notes and repayment of borrowings under our bank revolving credit facility.
Our primary capital strategy seeks to isolate the operating and financial risk at the property level to maximize returns and reduce risk on and of our equity capital. As such, substantially all of our operating and development properties are separately encumbered with nonrecourse mortgage debt. We do not cross-collateralize our mortgage debt outside of a single identifiable project. We operate as a C-corporation and retain substantially all of our internally generated cash flows. This cash flow, together with refinancing and property sale proceeds, has historically provided us with the necessary liquidity to take advantage of investment opportunities. Recent changes in the lending and capital markets substantially reduced our ability to refinance and/or sell properties and have also increased the rates of return to make new investment opportunities appealing. As a result of these market changes, we have dramatically cut back on new development and acquisition activities.
Despite the dramatic decrease in development activities, we still intend to complete all projects that are under construction. We continue to make progress on certain other pre-development projects primarily located in core markets. As we expected, our maximum borrowings on our bank revolving credit facility were reduced to $500,000,000 from $750,000,000 upon the closing of the Second Amended and Restated Credit Agreement, which extended the maturity date to February 1, 2012. In addition to the reduced maximum borrowings, we are required to maintain certain reserves approximating 20% of the maximum commitment until we retire an equivalent amount of our indebtedness. There are other restrictions on the use of cash and possible future reduction of the maximum borrowings under certain circumstances, as discussed in more detail below. The cash we believe is required to fund our equity in projects under development plus any cash necessary to extend or paydown the remaining 2010 debt maturities is anticipated to exceed our cash from operations. As a result, we intend to extend maturing debt or repay it with net proceeds from property sales, equity joint ventures or future debt or equity financing.
During the year ended January 31, 2010, we proactively took necessary steps to preserve liquidity by properly aligning our overhead costs with the reduced level of development and acquisition activities. We have also increased liquidity through our May 2009 public offering of 52,325,000 shares of Class A common stock from which we received $329,917,000 in net proceeds, after deducting underwriter discounts, commissions and other offering expenses. We have also effectively extended our unsecured debt maturities by our October 2009 exchange of $167,433,000 of 2011 Notes for a new issue of 2014 Notes. Concurrent with the exchange transaction, we generated liquidity by issuing an additional $32,567,000 of 2014 Notes, resulting in net proceeds of $29,764,000 after deducting the discount and estimated offering expenses. In October 2009, we further increased liquidity by issuing $200,000,000 of 5.00% Convertible Senior Notes due 2016, resulting in $177,262,000 of net proceeds after deducting underwriting discounts and estimated offering expenses.
Subsequent to January 31, 2010, we generated cash proceeds of approximately $167,000,000 by selling a portion of our ownership interests through equity joint ventures. Included in the partial sales were three residential properties in the Washington D.C. metropolitan area and seven life science office buildings at our mixed-use University Park project in Cambridge, Massachusetts. See the “Subsequent Events” section of the MD&A for further details regarding these transactions.
During March 2010, we further enhanced liquidity and eliminated certain near to mid-term senior unsecured notes by entering into separate privately negotiated exchange agreements whereby we exchanged approximately $51,200,000 in aggregate principal of our 2011 Notes, $121,700,000 in aggregate principal of our 2015 Notes and $5,800,000 in aggregate principal of our 2017 Notes for approximately $170,000,000 of newly issued 7.0% Series A Cumulative Perpetual Convertible Preferred Stock (“Preferred Stock”). As part of the transaction, we issued an additional $50,000,000 of Preferred Stock for cash, which was used to defray costs associated with entering into equity call hedge transactions with the remaining net proceeds of approximately $27,000,000 used for general corporate purposes. As a result, the Preferred Stock transactions strengthened our balance sheet while generating some additional liquidity. We continue to explore various other options to enhance our liquidity, but can give no assurance that we can accomplish any of these other options on favorable terms or at all.

As of January 31, 2010, we had $850,074,000 of mortgage financings with scheduled maturities during the fiscal year ending January 31, 2011, of which $85,186,000 represents scheduled principal payments. Subsequent to January 31, 2010, we had addressed approximately $153,083,000 of these 2010 maturities through closed transactions, commitments and/or automatic extensions. We also have extension options available on $158,230,000 of these 2010 maturities, all of which require some predefined condition in order to qualify for the extension, such as meeting or exceeding leasing hurdles, loan to value ratios or debt service coverage requirements. We cannot give assurance that the defined hurdles or milestones will be achieved to qualify for these extensions. We are currently in negotiations to refinance and/or extend the remaining $453,575,000 of scheduled nonrecourse mortgage maturities for the year ended January 31, 2011. We cannot give assurance as to the ultimate result of these negotiations.
As of January 31, 2010, we had one nonrecourse mortgage greater than five percent of our total nonrecourse mortgage debt. This mortgage, encumbered by New York Times, an office building in Manhattan, New York, had an outstanding balance of $640,000,000 at January 31, 2010.
As of January 31, 2010, our share of nonrecourse mortgage debt recorded on our unconsolidated subsidiaries amounted to $1,345,207,000, of which $148,074,000 ($14,052,000 represents scheduled principal payments) was scheduled to mature during the year ending January 31, 2011. Subsequent to January 31, 2010, we had addressed $15,976,000 of these 2010 maturities through closed nonrecourse mortgage transactions, commitments and/or automatic extensions. We also had extension options on $111,349,000 of these 2010 maturities, all of which require predefined conditions in order to qualify for the extension, such as meeting or exceeding leasing hurdles, loan to value ratios or debt service coverage requirements. We cannot give assurance that the defined hurdles or milestones will be achieved to qualify for the extensions. Negotiations are ongoing on the remaining 2010 maturities, but we cannot give assurance that we will obtain these financings on favorable terms or at all.
At January 31, 2010, we have one nonrecourse mortgage amounting to $17,156,000 that remains past due or in default as of this filing date. The lender has commenced foreclosure proceedings and a receiver has been appointed for the property. It is highly likely that we will lose the property. Two of our joint ventures accounted for under the equity method of accounting have nonrecourse mortgages that are past due or in default at January 31, 2010. If we are unable to negotiate an extension or refinancing or cure the default on those mortgages, the lender could commence foreclosure proceedings and we could lose the carrying value of our investment in the projects amounting to $4,026,000 at January 31, 2010. Subsequent to January 31, 2010, a balloon payment on one of our nonrecourse mortgages amounting to $73,500,000 came due and has not been resolved. While we are actively negotiating with the lender to resolve the past due mortgage, there is no assurance that the negotiations will be successful. The operations of the office building that serves as collateral for the mortgage is not material to our Consolidated Financial Statements.
Bank Revolving Credit Facility
On January 29, 2010, we and our 15-member bank group entered into a Second Amended and Restated Credit Agreement and a Second Amended and Restated Guaranty of Payment of Debt (collectively the “Credit Agreement”). The Credit Agreement, which matures on February 1, 2012, provides for total borrowings available under the Credit Agreement of $500,000,000. The Credit Agreement is subject to permanent reduction as we receive net proceeds from specified external capital raising events in excess of $250,000,000. The Credit Agreement bears interest at either a LIBOR-based rate or a Base Rate Option. The LIBOR Rate Option is the greater of 5.75% or 3.75% over LIBOR and the Base Rate Option is the greater of the LIBOR Rate Option, 1.5% over the Prime Rate or 0.5% over the Federal Funds Effective Rate (“FFER”). Up to 20% of the available borrowings may be used for letters of credit or surety bonds. Additionally, the Credit Agreement requires approximately 20% of available borrowings to be reserved for the retirement of specified indebtedness. The Credit Agreement imposes a number of restrictive covenants on us, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that we may incur, restrictions on the pledging of ownership interests in subsidiaries, limitations on the use of cash sources and a prohibition on common stock dividends through the maturity date. The Credit Agreement also contains certain financial covenants, including the maintenance of minimum liquidity, certain debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as defined in the Credit Agreement). At January 31, 2010, we were in compliance with all of these financial covenants.
In connection with the Credit Agreement, our subsidiary, Forest City Rental Properties Corporation (“FCRPC”) also entered into a Pledge Agreement (“Pledge Agreement”) with various banks party to the Credit Agreement. The Pledge Agreement secures FCRPC’s obligations under the Credit Agreement by granting a security interest to certain banks in our right, title and interest as a member, partner, shareholder or other equity holder of FCRPC’s direct subsidiaries, including, but not limited to, its right to receive profits, proceeds, accounts, income, dividends, distributions or return of capital from such subsidiaries, to the extent the granting of such security interest would not result in a default under project level financing or the organizational documents of such subsidiary.
Subsequent to year end, we entered into a first amendment to the Credit Agreement that permitted us to issue preferred stock for cash or in exchange for certain of our senior notes. The amendment also permitted us to pay dividends on the preferred stock, so long as no event of default has occurred or would occur as a result of the payment. To the extent the preferred stock was exchanged for specified indebtedness, the reserve required under the Credit Agreement was reduced on a dollar for dollar basis under the terms of the first amendment. This effectively reduced our required reserve to approximately 10% of the available borrowings.

The available credit on the bank revolving credit facility and its related terms at January 31, 2010 and 2009 were as follows:

	January 31,
	2010	2009
	(in thousands)

Maximum borrowings	$500,000	$750,000
Less outstanding balances and reserves:
Borrowings	83,516	365,500
Letters of credit	90,939	65,949
Surety bonds	-	-
Reserve for retirement of indebtedness	105,067	-

Available credit	$220,478	$318,551

Related Terms:
Weighted average interest rate	5.75%	2.98%

LIBOR rate option	Greater of 5.75% or 3.75% + LIBOR	2.50% + LIBOR
Base rate option	Greater of LIBOR Rate Option,	1.50% + Prime rate
	0.50% + FFER, or
	1.50% + Prime rate
Interest incurred and paid on the bank revolving credit facility was as follows:

	Years Ended January 31,
	2010	2009	2008
	(in thousands)

Interest incurred	$7,298	$8,211	$9,449
Interest paid	$7,156	$7,422	$10,292
Senior and Subordinated Debt
Our Senior and Subordinated Debt is comprised of the following at January 31, 2010 and 2009:

	January 31,
	2010	2009
	(in thousands)

Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011, net of discount	$98,944	$248,154
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	198,480	-
7.625% Senior Notes due 2015	300,000	300,000
5.000% Convertible Senior Notes due 2016	200,000	-
6.500% Senior Notes due 2017	150,000	150,000
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	1,047,424	798,154

Subordinated Debt:
Redevelopment Bonds due 2010	-	18,910
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Subordinated Debt	29,000	47,910

Total Senior and Subordinated Debt	$1,076,424	$846,064

During March 2010, we entered into separate, privately negotiated exchange agreements with certain holders of our senior notes due in 2011, 2015 and 2017. Under the terms of the agreements, the holders agreed to exchange their notes for a new issue of Preferred Stock. A total of $178,700,000 aggregate principal amounts of notes was exchanged for $170,000,000 of Preferred Stock (see the “Subsequent Events” section of the MD&A).
Puttable Equity-Linked Senior Notes due 2011
On October 10, 2006, we issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 (“2011 Notes”) in a private placement. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15. During the year ended January 31, 2009, we purchased on the open market $15,000,000 in principal of our 2011 Notes, resulting in a gain, net of associated deferred financing costs of $3,692,000, which is recorded as early extinguishment of debt in the Consolidated Statements of Operations. On October 7, 2009, we entered into privately negotiated exchange agreements with certain holders of the 2011 Notes to exchange $167,433,000 of aggregate principal amount of their 2011 Notes for a new issue of 3.625% puttable equity-linked senior notes due October 2014. This exchange resulted in a gain, net of associated deferred financing costs of $4,683,000, which is recorded as early extinguishment of debt in the Consolidated Statements of Operations. There was $105,067,000 ($98,944,000, net of discount) and $272,500,000 ($248,154,000, net of discount) of principal outstanding at January 31, 2010 and 2009, respectively.
Holders may put their notes to us at their option on any day prior to the close of business on the scheduled trading day immediately preceding July 15, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the put value rate (as defined) on each such day; (2) during any fiscal quarter after the fiscal quarter ending January 31, 2007, if the last reported sale price of our Class A common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the applicable put value price in effect on the last trading day of the immediately preceding fiscal quarter; or (3) upon the occurrence of specified corporate events as set forth in the applicable indenture. On and after July 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may put their notes to us at any time, regardless of the foregoing circumstances. In addition, upon a designated event, as defined, holders may require us to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, as set forth in the applicable indenture. At January 31, 2010, none of the aforementioned circumstances have been met.
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
The 2011 Notes are our only senior notes that qualify as convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement (refer to the “Retrospective Adoption of Accounting Guidance for Convertible Debt Instruments” section of the MD&A). The carrying amounts of our debt and equity balances related to the 2011 Notes as of January 31, 2010 and 2009 are as follows:

	January 31,
	2010	2009
	(in thousands)

Carrying amount of equity component	$16,769	$45,885

Outstanding principal amount of the puttable equity-linked senior notes	105,067	272,500
Unamortized discount	(6,123)	(24,346)

Net carrying amount of the puttable equity-linked senior notes	$98,944	$248,154

The unamortized discount will be amortized as additional interest expense through October 15, 2011. The effective interest rate for the liability component of the puttable equity-linked senior notes was 7.51% for the years ended January 31, 2010, 2009 and 2008. We recorded non-cash interest expense of $6,809,000, $8,943,000 and $8,638,000 for the years ended January 31, 2010, 2009 and 2008, respectively. We recorded contractual interest expense of $7,973,000, $10,252,000 and $10,422,000 for the years ended January 31, 2010, 2009 and 2008, respectively.
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
Convertible Senior Notes due 2016
On October 26, 2009, we issued $200,000,000 of 5.00% convertible senior notes due October 15, 2016 in a private placement. The notes were issued at par and accrued interest is payable semi-annually on April 15 and October 15, beginning April 15, 2010. Net proceeds from the issuance, net of the cost of the convertible note hedge transaction described below and estimated offering costs, were $177,262,000.
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

All of our senior notes are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to all existing and future secured indebtedness and other liabilities of our subsidiaries to the extent of the value of the collateral securing such other debt, including our bank revolving credit facility. The indenture governing certain of our senior notes contain covenants providing, among other things, limitations on incurring additional debt and payment of dividends.
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
The TRS, accounted for as a derivative, was required to be marked to fair value at the end of each reporting period. As stated in the “Sensitivity Analysis to Changes in Interest Rates” section of the MD&A, any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowings. At January 31, 2009, the fair value of the TRS ($1,490,000) was recorded in accounts payable and accrued expenses; therefore, the fair value of the bonds was reduced by the same amount to $18,910,000. On July 13, 2009, the TRS contract was terminated and subsequently, a consolidated wholly-owned subsidiary of ours purchased the redevelopment bonds at par which effectively extinguished the subordinated debt.
In May 2003, we purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. The bonds bear a fixed interest rate of 7.875%. We evaluated the transfer pursuant to the accounting guidance on accounting for transfers and servicing of financial assets and extinguishment of liabilities, and have determined that the transfer does not qualify for sale accounting treatment principally because we have guaranteed the payment of principal and interest in the unlikely event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, we are the primary beneficiary of this VIE and the book value (which approximated amortized costs) of the bonds was recorded as a collateralized borrowing reported as senior and subordinated debt and as held-to-maturity securities reported as other assets in the Consolidated Balance Sheets.
The following table summarizes interest incurred and paid on senior and subordinated debt.

	Years Ended January 31,
	2010	2009	2008
	(in thousands)

Interest incurred	$54,598	$60,629	$60,494
Interest paid	$51,426	$52,095	$52,250
Financing Arrangements
Collateralized Borrowings
On July 13, 2005, the Park Creek Metropolitan District (the “District”) issued $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds, Series 2005 (the “Senior Subordinate Bonds”) and Stapleton Land II, LLC, a consolidated subsidiary, entered into an agreement whereby it will receive a 1% fee on the Senior Subordinate Bonds in exchange for providing certain credit enhancement. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The Senior Subordinate Bonds were refinanced on April 16, 2009 with proceeds from the issuance of $86,000,000 of Park Creek Metropolitan District Senior Limited Property Tax Supported Revenue Refunding and Improvement Bonds, Series 2009. The credit enhancement arrangement expired with the refinancing of the Senior Subordinate Bonds on April 16, 2009. We recorded $132,000, $652,000 and $722,000 of interest income related to the credit enhancement arrangement in the Consolidated Statements of Operations for the years ended January 31, 2010, 2009 and 2008, respectively.
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
During the year ended January 31, 2009, one of our consolidated subsidiaries purchased $10,000,000 of the Converted Bonds from one of the investment banks. Simultaneous with the purchase, a $10,000,000 TRS contract was terminated and the corresponding amount of the secured borrowing was removed from the Consolidated Balance Sheets. On April 16, 2009, an additional $5,000,000 of the Converted Bonds was purchased by one of our consolidated subsidiaries, and a corresponding amount of a related TRS was terminated and the corresponding secured borrowing was removed from the Consolidated Balance Sheets. The fair value of the Converted Bonds recorded in other assets in the Consolidated Balance Sheets was $58,000,000 at both January 31, 2010 and 2009. The outstanding TRS contracts on the $43,000,000 and $48,000,000 of secured borrowings related to the Converted Bonds at January 31, 2010 and 2009, respectively, were supported by collateral consisting primarily of certain notes receivable owned by us aggregating $33,059,000. We recorded net interest income of $2,331,000, $3,205,000 and $1,451,000 related to the TRS in the Consolidated Statements of Operations for the years ended January 31, 2010, 2009 and 2008, respectively.
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
During the year ended January 31, 2009 Lehman filed for bankruptcy and the remaining $100,000,000 of the DURA bonds were transferred to a creditor of Lehman. As a result, we reassessed the collectability of the Fee and decreased the fair value of the Fee to $-0-, resulting in an increase to operating expenses in our Consolidated Statements of Operations of $13,816,000 for the year ended January 31, 2009. Stapleton Land, LLC informed Lehman that it determined that a “Special Member Termination Event” had occurred because Stapleton Land, LLC (a) fulfilled all of its bond purchase obligations under the transaction documents by purchasing or causing to be redeemed or repurchased all of the bonds held by Lehman and (b) fulfilled all other obligations in accordance with the transaction documents. Therefore, Stapleton Land, LLC has no other financing obligations with Lehman.
We recorded interest income of $-0-, $4,546,000 and $8,018,000 related to the change in fair value of the Fee in our Consolidated Statements of Operations for the years ended January 31, 2010, 2009 and 2008, respectively.
A consolidated subsidiary of ours has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $16,540,000 of this commitment as of January 31, 2010. In addition, on June 23, 2009, the consolidated subsidiary committed to fund $10,000,000 to the City of Denver and certain of its entities to be used to fund additional infrastructure projects and has funded $1,268,000 of this commitment as of January 31, 2010.
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
We are actively working to refinance and/or extend the maturities of the nonrecourse debt that is coming due in the next 24 months. During the year ended January 31, 2010, we completed the following financings:

Purpose of Financing	Amount
(in thousands)

Refinancings	$277,841
Loan extensions/additional fundings	1,285,303

$1,563,144

Interest Rate Exposure
At January 31, 2010, the composition of nonrecourse mortgage debt was as follows:

						Total
	Operating	Development		Land		Weighted
	Properties	Projects		Projects	Total	Average Rate
	(dollars in thousands)

Fixed	$4,044,601	$-		$9,328	$4,053,929	6.07%
Variable
Taxable	1,387,527	1,059,600		11,699	2,458,826	4.92%
Tax-Exempt	714,615	203,900		43,000	961,515	1.92%

	$6,146,743	$1,263,500	(1)	$64,027	$7,474,270	5.16%

Total commitment from lenders		$1,857,139		$70,885

(1)
Proceeds from outstanding debt of $47,305 described above are recorded as restricted cash in our Consolidated Balance Sheets. For bonds issued in conjunction with development, the full amount of the bonds is issued at the beginning of construction and must remain in escrow until costs are incurred.

To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)

02/01/10-02/01/11 (1)	$1,110,116	4.73%	$1,221,406	4.53%
02/01/11-02/01/12	16,192	6.50	799,981	5.41
02/01/12-02/01/13	491,182	5.53	729,110	5.37
02/01/13-02/01/14	476,100	5.50	685,000	5.43
02/01/14-09/01/17	-	-	640,000	5.50
(1)
These LIBOR-based hedges as of February 1, 2010 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2011.

Tax-Exempt (Priced off of SIFMA Index)

	Caps		Swap
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)

02/01/10-02/01/11	$175,025	5.84%	$57,000	3.21%
02/01/11-02/01/12	164,225	5.76	57,000	3.21
02/01/12-02/01/13	103,515	5.78	57,000	3.21
The tax-exempt caps and swap expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 2.79% and has never exceeded 8.00%.

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
We have entered into forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, we intend to simultaneously terminate the forward swap associated with that financing. At January 31, 2010, we have two forward swaps, with notional amounts of $69,325,000 and $120,000,000, respectively, neither of which qualify as cash flow hedges under the accounting guidance on derivatives and hedging activities. As such, the change in fair value of these swaps is marked to market through earnings on a quarterly basis. Related to these forward swaps, we recorded ($4,761,000), $14,564,000 and $7,184,000 for the years ended January 31, 2010, 2009 and 2008, respectively, as an increase (reduction) of interest expense in our Consolidated Statements of Operations. During the year ended January 31, 2009, we purchased an interest rate floor in order to mitigate the interest rate risk on one of the forward swaps ($120,000,000 notional) should interest rates fall below a certain level.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of January 31, 2010, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $9,407,000 at January 31, 2010. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $9,890,000 at January 31, 2010. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
From time to time we and/or certain of our joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At January 31, 2010 the SIFMA rate is 0.20%. Additionally, we and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to us and/or the Joint Ventures. At January 31, 2010, the aggregate notional amount of TRS that are designated as fair value hedging instruments under the accounting guidance on derivatives and hedging activities, in which we and/or the consolidated Joint Ventures have an interest, is $482,940,000. We believe the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt. The underlying TRS borrowings are subject to a fair value adjustment.

Cash Flows
Operating Activities
Net cash provided by operating activities was $421,535,000, $306,026,000 and $278,392,000 for the years ended January 31, 2010, 2009 and 2008, respectively. The increase in net cash provided by operating activities for the year ended January 31, 2010 compared to the year ended January 31, 2009 of $115,509,000 and for the year ended January 31, 2009 compared to the year ended January 31, 2008 of $27,634,000 are the result of the following:

	Years Ended January 31,
	2010 vs. 2009	2009 vs. 2008
	(in thousands)

(Decrease) increase in rents and other revenues received	$(9,542)	$173,171
Increase (decrease) in interest and other income received	59,311	(30,366)
(Decrease) increase in cash distributions from unconsolidated entities	(12,741)	11,099
Decrease in proceeds from land sales - Land Development Group	(9,664)	(44,185)
Decrease in proceeds from land sales - Commercial Group	(6,288)	(39,509)
Decrease in land development expenditures paid	22,789	7,491
Decrease (increase) in operating expenditures paid	72,163	(21,317)
Increase in termination costs paid	(3,428)	(5,291)
(Increase) decrease in restricted cash used for operating purposes	(11,352)	15,722
Decrease (increase) in interest paid	14,261	(39,181)

Net increase in cash provided by operating activities	$115,509	$27,634

(Cash Flows discussion is continued on the next page)

Investing Activities
Net cash used in investing activities was $1,153,946,000, $1,270,156,000 and $1,168,601,000 for the years ended January 31, 2010, 2009 and 2008, respectively. The net cash used in investing activities consisted of the following:

	Years Ended January 31,
	2010	2009	2008
	(in thousands)

Capital expenditures, including real estate acquisitions	$(942,609)	$(1,086,367)	$(1,246,819)

Payment of lease procurement costs	(13,153)	(36,826)	(32,583)

Decrease (increase) in other assets	2,373	(42,386)	(114,891)

(Increase) decrease in restricted cash used for investing purposes:
Atlantic Yards, a commercial development project in Brooklyn, New York	(141,642)	(2,842)	4,030
Beekman, a mixed-use residential project under construction in Manhattan, New York	(17,085)	(30,219)	-
Two MetroTech Center, an office building in Brooklyn, New York	(5,668)	-	-
Easthaven at the Village, an apartment community in Beachwood, Ohio	(2,045)	-	-
Richmond Office Park, an office building in Richmond, Virginia	(2,038)	-	-
80 DeKalb, a residential project under construction in Brooklyn, New York	(1,958)	(20,237)	-
Terminal Tower, an office building in Cleveland, Ohio	(626)	1,610	(1,552)
Collateral required for a forward swap on East River Plaza, an unconsolidated entity in Manhattan, New York	(378)	(22,552)	-
Village at Gulfstream, a retail project in Hallandale Beach, Florida, opened in February 2010	17,103	-	-
Collateral returned (posted) for a TRS on Sterling Glen of Rye Brook, a supported-living community in Rye Brook, New York	12,500	(12,500)	-
One MetroTech Center, an office building in Brooklyn, New York	7,764	(8,791)	-
Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois	5,064	(5,040)	-
New York Times, an office building in Manhattan, New York	3,081	11,677	(15,033)
250 Huron, an office building in Cleveland, Ohio	583	(3,688)	(20)
Sky55, an apartment complex in Chicago, Illinois	-	4,692	-
Illinois Science and Technology Park-Building A, an office building in Skokie, Illinois	-	2,587	538
Fairmont Plaza, an office building in San Jose, California	-	1,692	(1,704)
Victoria Gardens, a retail center in Rancho Cucamonga, California	-	-	19,509
Investment in a development opportunity in Ardsley, New York	-	-	15,000
Ridge Hill, a retail center under construction in Yonkers, New York	-	-	4,331
Higbee Building, an office building in Cleveland, Ohio	-	-	3,492
Tangerine Crossing, a land development project in Tucson, Arizona	-	-	3,293
Sale proceeds released from (placed in) escrow for acquisitions:
Mount Vernon Square, an apartment complex in Alexandria, Virginia	-	-	51,943
Battery Park City, a specialty retail center in Manhattan, New York	-	-	25,125
Other	(6,984)	1,532	(7,076)

Subtotal	$(132,329)	$(82,079)	$101,876

Proceeds from disposition of rental properties and other investments:
Grand Avenue, a specialty retail center in Queens, New York	$9,042	$-	$-
Sterling Glen supported-living communities	2,872	33,959	187,468
Proceeds from a note receivable related to disposition of Lumber Group	1,172	1,108	1,047
Landings of Brentwood, an apartment complex in Nashville, Tennessee	-	-	67,756
Sterling Glen of Roslyn, a development project in Roslyn, New York	-	-	41,141
Ownership interest in a parking management company and other	-	4,150	751

Subtotal	$13,086	$39,217	$298,163

Investing Activities (continued)

	Years Ended January 31,
	2010	2009	2008
	(in thousands)

Change in investments in and advances to affiliates - (investment in) or return of investment:
Acquisitions:
Legacy Arboretum and Barrington Place, unconsolidated apartment complexes in Charlotte and Raleigh, North Carolina	$-	$(7,448)	$-
Legacy Crossroads, an unconsolidated apartment complex in Cary, North Carolina	-	(4,631)	-
818 Mission Street, an unconsolidated office building in San Francisco, California	-	(7,797)	-
Navy Northwest, an unconsolidated military housing complex in Seattle, Washington	-	-	(5,597)
Dispositions:
One International Place, an unconsolidated office building in Cleveland, Ohio	-	1,589	-
Emery Richmond, an unconsolidated office building in Warrensville Heights, Ohio	-	300	-
Classic Residence by Hyatt, three unconsolidated supported-living communities in Teaneck, New Jersey, Chevy Chase, Maryland and Yonkers, New York	30,101	-	-
Land Development:
Mesa del Sol, an unconsolidated project in Albuquerque, New Mexico	-	(2,041)	(11,532)
San Antonio I & II, an unconsolidated project in San Antonio, Texas	(1,013)	3,810	(10,000)
Paseo del Este, an unconsolidated project in El Paso, Texas	-	3,848	-
Gladden Farms II, an unconsolidated project in Marana, Arizona (1)	(6,312)	-	-
Residential Projects:
1100 Wilshire, an unconsolidated condominium project in Los Angeles, California	-	2,275	-
Ohana Military Communities, an unconsolidated military housing complex in Honolulu, Hawaii	-	(2,212)	-
Uptown Apartments, an unconsolidated project in Oakland, California	(4,239)	(4,566)	2,249
St. Mary’s Villa, primarily refinancing proceeds from an unconsolidated project in Newark, New Jersey	4,830	-	-
Tamarac, primarily refinancing proceeds from an unconsolidated project in Willoughby, Ohio	-	4,988	-
Fort Lincoln III & IV, primarily refinancing proceeds from an unconsolidated project in Washington, D.C.	-	-	5,152
Hamptons, primarily refinancing proceeds from an unconsolidated project in Beachwood, Ohio	-	-	8,298
Mercury, an unconsolidated condominium project in Los Angeles, California	-	-	(6,575)
Met Lofts, an unconsolidated project in Los Angeles, California	-	-	(1,862)
Bayside Village, primarily refinancing proceeds from an unconsolidated project in San Francisco, California	18,819	-	-
New York City Projects:
East River Plaza, an unconsolidated retail development project in Manhattan, New York	(20,978)	(23,429)	(20,923)
Barclays Center, a sports arena complex in Brooklyn, New York currently under construction; excess funds from the year ended January 31, 2009 were reinvested during construction phase	(18,590)	7,317	(34,932)
The Nets, a National Basketball Association member	(45,000)	(21,678)	(25,345)
Commercial Projects:
Golden Gate, an unconsolidated retail project in Mayfield Heights, Ohio	(2,678)	-	-
350 Massachusetts Avenue, primarily refinancing proceeds from an unconsolidated office building in Cambridge, Massachusetts	-	24,417	-
Liberty Center, primarily refinancing proceeds from an unconsolidated office building in Pittsburgh, Pennsylvania	-	9,961	-
Marketplace at River Park, primarily refinancing proceeds from an unconsolidated regional mall in Fresno, California	-	1,920	-
Mesa del Sol Town Center, an unconsolidated office building in Albuquerque, New Mexico	-	(2,055)	-
Unconsolidated development activity in Las Vegas, Nevada(1)	-	(17,299)	(26,333)
Village at Gulfstream, an unconsolidated retail project in Hallandale Beach, Florida(1)	-	(14,297)	(14,699)
Waterfront Station, an unconsolidated development project in Washington, D.C.(1)	-	(10,961)	(27,420)
Bulletin Building, primarily refinancing proceeds from an unconsolidated office building in San Francisco, California	-	-	8,648
Charlestown Town Center, primarily refinancing proceeds from an unconsolidated regional mall in Charleston, West Virginia	-	-	21,676
Hispanic Retail Group Coachella, an unconsolidated retail project in Coachella, California	-	-	(2,311)
San Francisco Centre-Emporium, an unconsolidated regional mall in San Francisco, California	-	-	(5,275)
Shops at Wiregrass, an unconsolidated retail project in Tampa, Florida(1)	-	-	(23,478)
Return of temporary advances from various Commercial Group properties to implement uniform portfolio cash management process	(28,100)	-	-
Other net (advances) returns of investment of equity method investments and other advances to affiliates	(8,154)	(3,726)	(4,088)

Subtotal	$(81,314)	$(61,715)	$(174,347)

Net cash used in investing activities	$(1,153,946)	$(1,270,156)	$(1,168,601)

(1)
These projects changed from the equity method of accounting to full consolidation. Amounts reflected above in years ended January 31, 2010 and January 31, 2009, represent investments in development projects prior to the change to full consolidation.

Financing Activities
Net cash provided by financing activities was $716,511,000, $977,001,000 and $890,430,000 for the years ended January 31, 2010, 2009 and 2008, respectively. The net cash provided by financing activities consisted of the following:

	Years Ended January 31,
	2010	2009	2008
	(in thousands)

Sale of common stock, net	$329,917	$-	$-
Proceeds from Convertible Senior Notes due 2016, net of $6,838 of issuance costs	193,162	-	-
Payment for Convertible Senior Notes hedge transaction	(15,900)	-	-
Proceeds from Puttable Equity-Linked Senior Notes due 2014, net of $2,803 of issuance costs and discount	29,764	-	-
Purchase of Puttable Equity-Linked Senior Notes due 2011	-	(10,571)	-
Proceeds from nonrecourse mortgage debt	746,542	1,210,657	1,930,368
Principal payments on nonrecourse mortgage debt	(259,239)	(571,295)	(877,206)
Net increase (decrease) in notes payable	22,169	38,045	(771)
Borrowings on bank revolving credit facility	844,000	670,000	527,000
Payments on bank revolving credit facility	(1,125,984)	(343,500)	(488,000)
Payment of subordinated debt	(20,400)	-	-

Decrease (increase) in restricted cash used for financing purposes:
Hamel Mill Lofts, an apartment complex in Haverhill, Massachusetts	14,813	30,723	(49,014)
Sky55, an apartment complex in Chicago, Illinois	2,176	(1,672)	4,935
Easthaven at the Village, an apartment community in Beachwood, Ohio	2,148	(2,148)	-
100 Landsdowne, an apartment complex in Cambridge, Massachusetts	401	1,751	2,379
Lucky Strike, an apartment complex in Richmond, Virginia	396	7,665	(5,354)
Uptown Apartments, a residential project under construction in Oakland, California	230	2,051	(1,296)
Prosper, a land development project in Prosper, Texas	115	2,688	(2,764)
John Hopkins - 855 North Wolfe Street, an office building in East Baltimore, Maryland	(13,818)	-	-
Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois	(572)	2,300	(2,300)
Edgeworth Building, an office building in Richmond, Virginia	-	2,981	1,015
Metro 417, an apartment complex in Los Angeles, California	-	2,545	(5,077)
101 San Fernando, an apartment complex in San Jose, California	-	2,509	-
Sterling Glen of Great Neck, a supported-living community in Great Neck, New York	-	1,520	(228)
1251 S. Michigan, an apartment complex in Chicago, Illinois	-	(68)	1,642
Stapleton, a mixed-use development project in Denver, Colorado	-	-	6,000
Sterling Glen of Roslyn, a development project in Roslyn, New York, sold in July 2007	-	-	2,781
Other	(332)	(316)	566

Subtotal	$5,557	$52,529	$(46,715)

(Decrease) increase in book overdrafts, representing checks issued but not yet paid	(9,808)	(9,617)	(4,433)
Payment of deferred financing costs	(32,756)	(34,491)	(37,321)
Purchase of treasury stock	(133)	(663)	(4,272)
Exercise of stock options	128	1,133	8,714
Excess income tax benefit from stock-based compensation	-	(3,569)	3,569
Distribution of accumulated equity to noncontrolling partners	-	(3,710)	(43,770)
Acquisition of partners’ noncontrolling interest	-	-	(14,811)
Contributions from noncontrolling interests	21,831	45,643	30,362
Distributions to noncontrolling interests	(12,339)	(27,069)	(61,500)
Payment in exchange for 119,000 Class A Common Units	-	(3,501)	-
Dividends paid to shareholders	-	(33,020)	(30,784)

Net cash provided by financing activities	$716,511	$977,001	$890,430

CLASS A COMMON UNITS
Master Contribution Agreement
We and certain of our affiliates (the “FCE Entities”) entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of ours, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) on August 14, 2006. Pursuant to the Master Contribution Agreement, on November 8, 2006, we issued Class A Common Units (“Units”) in a jointly-owned limited liability company to the BCR Entities in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. We accounted for the issuance of the Units in exchange for the noncontrolling interests under the purchase method of accounting. The Units may be exchanged for one of the following forms of consideration at our sole discretion: (i) an equal number of shares of our Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of our Class A common stock. We have no rights to redeem or repurchase the Units. The carrying value of the Units is included as noncontrolling interests on the Consolidated Balance Sheets at January 31, 2010 and 2009.
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
New York Times and Twelve MetroTech Center
Two of the development projects, New York Times, an office building located in Manhattan, New York and Twelve MetroTech Center, an office building located in Brooklyn, New York, achieved stabilization in 2008. We elected to cause certain of our affiliates to acquire for cash the BCR Entities’ interests in the two projects pursuant to agreements dated May 6, 2008 and May 12, 2008, respectively. In accordance with the agreements, the applicable BCR Entities assigned and transferred their interests in the two projects to affiliates of ours and will receive approximately $121,000,000 over a 15 year period. An affiliate of ours has also agreed to indemnify the applicable BCR Entity against taxes payable by it by reason of a subsequent sale or other disposition of one of the projects. The tax indemnity provided by the affiliate of ours expires on December 31, 2014 and is similar to the indemnities provided for the operating properties under the Tax Protection Agreement.
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

Other Related Party Transactions
During the year ended January 31, 2009, in accordance with the parties prior understanding but unrelated to the transactions discussed above, we redeemed Mr. Ratner’s noncontrolling interests in two entities in exchange for our majority ownership interests in 17 single-tenant pharmacy properties and $9,043,000 in cash. This transaction was accounted for in accordance with accounting guidance on business combinations as acquisitions of the noncontrolling interests in the subsidiaries. The fair value of the consideration paid was allocated to the acquired ownership interests, which approximated the fair value of the 17 single-tenant pharmacy properties. This transaction resulted in a reduction of noncontrolling interests of $14,503,000 and did not result in a gain or loss. The earnings of these properties have not been reclassified to discontinued operations for the years ended January 31, 2009 and 2008 as the results do not have a material impact on the Consolidated Statements of Operations.
COMMITMENTS AND CONTINGENCIES
We have adopted accounting guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. We believe the risk of payment under these guarantees, as described below, is remote and, to date, no payments have been made under these guarantees.
As of January 31, 2010, we have a guaranteed loan of $1,400,000 relating to our share of a bond issue made by the Village of Woodridge, relating to a Land Development Group project in suburban Chicago, Illinois. This guarantee was entered into prior to January 31, 2003; therefore, it has not been recorded in our consolidated financial statements at January 31, 2010. This bond issue guarantee terminates April 30, 2015, unless the bonds are paid sooner, and is limited to $500,000 in any one year. We also had outstanding letters of credit of $91,509,000 as of January 31, 2010. The maximum potential amount of future payments on the guaranteed loan and letters of credit we could be required to make is the total amounts noted above.
We have entered into certain partnerships whereby the outside investment partner is allocated certain tax credits. These partnerships typically require us to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive or the loss of allocated tax credits and tax losses. At January 31, 2010, the maximum potential payment under these tax indemnity guarantees was approximately $109,987,000 (of which $64,372,000 has been recorded in accounts payable and accrued expenses in our Consolidated Balance Sheets). We believe that all necessary requirements for qualifications for such tax credits have been and will continue to be met and that our investment partners will be able to receive expense allocations associated with the properties. We do not expect to make any payments under these guarantees.
Our mortgage loans are nonrecourse; however, in some cases, lenders carve out certain items from the nonrecourse provisions. These carve-out items enable the lenders to seek recourse if we or the joint venture engage in certain acts as defined in the respective agreements such as commit fraud, intentionally misapply funds, or intentionally misrepresent facts. We have also provided certain environmental guarantees. Under these environmental remediation guarantees, we must remediate any hazardous materials brought onto the property in violation of environmental laws. The maximum potential amount of future payments we could be required to make on the environmental guarantees is limited to the actual losses suffered or actual remediation costs incurred. A portion of these carve-outs and guarantees have been made on behalf of joint ventures and while the amount of the potential liability is currently indeterminable, we believe any liability would not exceed our partners’ share of the outstanding principal balance of the loans in which these carve-outs and environmental guarantees have been made. At January 31, 2010, the outstanding balance of the partners’ share of these loans was approximately $462,159,000. We believe the risk of payment on the carve-out guarantees is mitigated, in most cases, by the fact that we manage the property, and in the event our partner did violate one of the carve-out items, we would seek recovery from our partner for any payments we would make. Additionally, we further mitigate our exposure through environmental insurance and other types of insurance coverage.

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
We customarily guarantee lien-free completion of projects under construction. Upon completion as defined, the guarantees are released. Additionally, we have provided a guaranty of payment, performance and completion of certain obligations associated with certain Military Housing Privatization Initiative (“MHPI”) projects. These guarantees do not include a guaranty of available MHPI project sources and we cannot be compelled to replace a deficiency in available sources. In the event the guaranty were called upon, any money advanced by us would be replaced by appropriate sources available within the MHPI project. Currently, we do not anticipate any advance will be necessary. We have provided the following completion guarantees:

		Percent
	Total Costs	Completed
	(dollars in thousands)

At January 31, 2010
Openings and acquisitions	$718,794	90%
Under construction	2,505,545	73%

Total Real Estate (1)	$3,224,339	77%

Military housing	$2,010,660	70%
(1)	Inclusive of land sales and TIF financings.
In addition to what is stated above, we have guaranteed the lender the lien free completion of certain horizontal infrastructure associated with certain land development projects. The maximum amount due by us under these completion guarantees is limited to $308,966,000.
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
On August 16, 2004, we purchased an ownership interest in The Nets that is reported on the equity method of accounting. Although we have an ownership interest of approximately 23% in The Nets, we recognized approximately 68%, 54% and 25% of the net loss for the years ended January 31, 2010, 2009 and 2008, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of The Nets. In connection with the purchase of the franchise, we and certain of our partners have provided an indemnity guarantee to the NBA for any losses arising from the transaction, including the potential relocation of the team. Our indemnity is limited to $100,000,000 and is effective as long as we own an interest in the team. The indemnification provisions are standard provisions that are required by the NBA. We have insurance coverage of approximately $100,000,000 in connection with such indemnity. We evaluated the indemnity guarantee and determined that the fair value for our liability for our obligations under the guarantee was not material.
Certain of our ground leases include provisions requiring us to indemnify the ground lessor against claims or damages occurring on or about the leased property during the term of the ground lease. These indemnities generally were entered into prior to January 31, 2003; therefore, they have not been recorded in our consolidated financial statements at January 31, 2010. The maximum potential amount of future payments we could be required to make is limited to the actual losses suffered. We mitigate our exposure to loss related to these indemnities through insurance coverage.
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

We issued a $40,000,000 guaranty in connection with certain environmental testing and subsurface investigation work, that was performed pursuant to a temporary entry license agreement issued by the Metropolitan Transportation Authority and the Long Island Rail Road Company in connection with the development of a mixed-use development in Brooklyn, New York. Under the terms of such license agreement, the sum of the guaranty could be reduced two years after completion of the work if no environmental response action was required because of the work, and remain in place in such reduced amount for an additional four years. The work was completed on July 16, 2006, and no environmental response action arose from the work. Accordingly, the sum of the guaranty was reduced to $30,000,000 and will remain in place until July 16, 2012. We are not aware of any further environmental work related to this project or guarantee that would have a material effect on our financial position, cash flows or results of operations
A consolidated subsidiary of ours has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $16,540,000 of this commitment as of January 31, 2010. In addition, on June 23, 2009, the consolidated subsidiary committed to fund $10,000,000 to the City of Denver and certain of its entities to be used to fund additional infrastructure projects and has funded $1,268,000 of this commitment as of January 31, 2010.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
As of January 31, 2010, we are subject to certain contractual obligations, some of which are off-balance sheet, as described in the table below:

	Payments Due by Period
	January 31,
	Total	2011	2012	2013	2014	2015	Thereafter

	(in thousands)

Long-Term Debt:
Nonrecourse mortgage debt (1)	$7,474,270	$850,074	$1,005,095	$1,179,927	$907,710	$538,370	$2,993,094
Share of nonrecourse mortgage debt of unconsolidated entities	1,345,207	148,074	142,024	33,690	42,652	178,956	799,811
Notes payable	158,798	13,718	8,561	51,988	54,452	458	29,621
Share of notes payable of unconsolidated entities	128,740	23,739	13,886	29,615	434	27,698	33,368
Bank revolving credit facility (2)	83,516	-	-	83,516	-	-	-
Senior and subordinated debt	1,076,424	-	98,944	-	-	198,480	779,000
Interest payments on long-term debt	3,257,341	528,137	483,122	421,928	355,157	298,281	1,170,716
Operating leases	783,899	18,796	17,178	16,368	16,398	16,576	698,583
Share of operating leases of unconsolidated entities	95,545	2,976	2,646	2,366	2,235	2,193	83,129
Construction contracts	465,610	318,810	77,940	68,860	-	-	-
Military housing construction contracts (3)	181,023	104,277	73,276	3,429	11	30	-
The Nets contracts (4)	19,840	10,742	4,800	2,763	1,343	192	-
Other (5)(6)	74,325	24,682	45,425	2,263	995	700	260

Total Contractual Obligations	$15,144,538	$2,044,025	$1,972,897	$1,896,713	$1,381,387	$1,261,934	$6,587,582

(1)
We have a substantial amount of nonrecourse mortgage debt, the details of which are further described within the “Interest Rate Exposure” section of the MD&A. We are contractually obligated to pay the interest and principal when due on these mortgages. Because we utilize mortgage debt as one of our primary sources of capital, the balances and terms of the mortgages, and therefore the estimate of future contractual obligations including interest payments, are subject to frequent changes due to property dispositions, mortgage refinancings, changes in variable interest rates and new mortgage debt in connection with property additions.

(2)	The bank revolving credit facility matures on February 1, 2012.

(3)
These amounts represent funds that we are obligated to pay under various construction contracts related to our military housing projects where we act as the construction manager. These obligations are primarily reimbursable costs from the respective projects and a corresponding account receivable is recorded when the costs are incurred.

(4)	We have an ownership interest of approximately 23% in The Nets. The timing of these obligations can be accelerated or deferred due to player retirements, trades and renegotiations.

(5)
These amounts represent funds that we are legally obligated to pay under various service contracts, employment contracts and licenses over the next several years as well as unrecognized tax benefits. These contracts are typically greater than one year and either do not contain a cancellation clause or cannot be terminated without substantial penalty. We have several service contracts with vendors related to our property management including maintenance, landscaping, security and phone service. In addition, we have other service contacts that we enter into during our normal course of business which extend beyond one year and are based on usage including snow plowing, answering services, copier maintenance and cycle painting. As we are unable to predict the usage variables, these contracts have been excluded from our summary of contractual obligations at January 31, 2010.

(6)	See the “Financing Arrangements” section of the MD&A for information related to certain off-balance sheet arrangements related to Stapleton that are included in the table above.

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
NEW ACCOUNTING GUIDANCE
In addition to the new accounting guidance for convertible debt instruments, noncontrolling interests and determining whether instruments granted in share-based payment transactions are participating securities previously discussed in the MD&A, the following accounting pronouncements were also adopted during the year ended January 31, 2010:
In January 2010, the Financial Accounting Standards Board (“FASB”) issued amendments to the accounting guidance on noncontrolling interests in consolidated financial statements. This accounting guidance clarifies that the scope of the decrease in ownership provisions of the original guidance applies to (1) a subsidiary or group of assets that is a business, (2) a subsidiary that is a business and is transferred to an equity method investee or joint venture and (3) an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity (including an equity method investee or joint venture). This accounting guidance also clarifies that the decrease in ownership provisions of the original guidance does not apply to sales of in substance real estate, even if they involve businesses. The accounting guidance expands the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets. For entities that have previously adopted the accounting guidance on noncontrolling interests in consolidated financial statements, this accounting guidance is effective beginning in the first annual or interim reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period in which the original guidance was adopted. The adoption and retrospective application of this accounting guidance on January 31, 2010 did not have a material impact on our financial statements.
In August 2009, the FASB issued amendments to the accounting guidance for the fair value measurement of liabilities. This guidance provides clarification that, in circumstances in which a quoted market price in an active market for the identical liability is not available, the fair value of a liability must be measured by using either (1) a valuation technique that uses quoted prices for identical or similar liabilities or (2) another valuation technique that is consistent with the principles of fair value measurements. In addition, this guidance clarifies that when estimating the fair value of a liability, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability, and clarifies how the price of a traded debt security should be considered in estimating the fair value of a liability. This guidance is effective for annual and interim reporting periods beginning after its issuance. The adoption of this guidance on November 1, 2009 did not have a material impact on our consolidated financial statements.
In June 2009, the FASB issued accounting standards codification and the hierarchy of generally accepted accounting principles (“GAAP”) that establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of GAAP recognized by the FASB to be applied by nongovernmental entities. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and as of this date, the Codification superseded all non-Securities and Exchange Commission accounting and reporting standards. For this annual report on Form 10-K for the year ended January 31, 2010, our references to accounting guidance have been revised to conform with the Codification.
In April 2009, the FASB issued accounting guidance for interim disclosures about fair value of financial instruments. This guidance amends the initial standards on fair value of financial instruments and interim financial reporting to require disclosure about the fair value of financial instruments at interim reporting periods. The guidance is effective for interim reporting periods ending after June 15, 2009. We adopted the disclosure requirements of this guidance on July 31, 2009.
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
The following new accounting pronouncements will be adopted on their respective required effective date:
In January 2010, the FASB issued amendments to the accounting guidance on fair value measurements and disclosures. This guidance requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. It also requires an entity to present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). This guidance clarifies existing disclosures related to the level of disaggregation and inputs and valuation techniques. This guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for the disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.
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
SUBSEQUENT EVENTS
Exchange of Senior Notes for Series A Cumulative Perpetual Convertible Preferred Stock
On March 4, 2010, we entered into separate, privately negotiated exchange agreements with certain holders of three separate series of our senior notes due 2011, 2015 and 2017. Under the terms of the agreements, these holders agreed to exchange their notes for new issue of 7.0% Series A Cumulative Perpetual Convertible Preferred Stock (“Preferred Stock”). Amounts exchanged in each series are as follows: approximately $51,200,000 of 2011 Notes, $121,700,000 of 7.625% Senior Notes due 2015 and $5,800,000 of 6.500% Senior Notes due 2017, which were exchanged for approximately $50,700,000, $114,400,000 and $4,900,000 of Preferred Stock, respectively. We also issued an additional $50,000,000 of Preferred Stock for cash pursuant to separate, privately negotiated purchase agreements. Net proceeds from the issuance, net of the cost of an equity call hedge transaction described below and estimated offering expenses, were approximately $27,000,000. The closing of the exchanges and the issuance described above occurred on March 9, 2010 and we issued approximately 4,400,000 shares of Preferred Stock.
Holders may convert the Preferred Stock at their option, into shares of Class A common stock, at any time. Upon conversion, the holder would receive approximately 3.3 shares of Class A common stock per $50 liquidation preference of Preferred Stock, based on an initial conversion price of $15.12 per share of Class A common stock, subject to adjustment. We may elect to mandatorily convert some or all of the Preferred Stock if the Daily Volume Weighted Average Price of our Class A common stock equals or exceeds 150% of the initial conversion price then in effect for at least 20 out of 30 consecutive trading days. If we elect to mandatorily convert some or all of the Preferred Stock, we must make a Dividend Make-Whole Payment on the Preferred Stock equal to the total value of the aggregate amount of dividends that would have accrued and become payable from March 2010 to March 2013, less any dividends already paid on the Preferred Stock. The Dividend Make-Whole Payment is payable in cash or shares of our Class A common stock, or a combination thereof, at our option.
In connection with the exchanges and issuance described above, we entered into equity call hedge transactions. The equity call hedge transactions are intended to reduce, subject to a limit, the potential dilution of our Class A common stock upon conversion of the Convertible Preferred Stock. The net effect of the equity call hedge transactions, from our perspective, is to approximate an effective conversion price of $18.27 per share. The terms of the Preferred Stock are not affected by the equity call hedge transactions.
Joint Ventures
On February 19, 2010, we created joint ventures with Bernstein Management Corporation in which each company’s joint venture entity will own 50% of our ownership interests in three residential properties in the Washington, D.C. metropolitan area. These three properties totaling 1,340 rental units are:
•	The Grand, 549 units in North Bethesda, Maryland;

•	Lenox Club, 385 units in Arlington, Virginia; and

•	Lenox Park, 406 units in Silver Spring, Maryland.
In exchange for 50% of our ownership interests in these three properties, we received over $30,000,000 in proceeds and the joint ventures assumed $163,000,000 of the secured debt related to these properties. We will continue to lease and manage the three properties on behalf of the joint venture.

On February 22, 2010, we created joint ventures in our mixed-use University Park project in Cambridge, Massachusetts. Under the terms of the joint venture agreements, Health Care REIT will acquire a 49% interest in the seven University Park life science properties owned solely by us. For its share of the joint ventures, Health Care REIT will invest $170,000,000 in cash and the joint ventures will assume $320,000,000 of secured debt on the seven buildings. We will retain a 51% ownership interest in the properties and will serve as asset and property manager for the joint ventures. The first-stage closing on February 22, 2010, included six of the buildings, valued at $610,000,000. Closing on the seventh building, valued at $58,000,000, is expected during the second quarter of 2010, subject to third-party consents.
Nonrecourse Mortgage Default
Subsequent to January 31, 2010, a balloon payment on one of our nonrecourse mortgages amounting to $73,500,000 came due and has not been resolved. While we are actively negotiating with the lender to resolve the past due mortgage, there is no assurance that the negotiations will be successful. The operations of the office building that serves as collateral for the mortgage is not material to our Consolidated Financial Statements.
INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-K and other factors that might cause differences, some of which could be material, include, but are not limited to, the impact of current lending and capital market conditions on our liquidity, ability to finance or refinance projects and repay our debt, the impact of the current economic environment on our ownership, development and management of our real estate portfolio, general real estate investment and development risks, liquidity risks we could face if we do not close the transaction with Onexim Group to create a strategic partnership for our Brooklyn Atlantic Yards project, vacancies in our properties, further downturns in the housing market, competition, illiquidity of real estate investments, bankruptcy or defaults of tenants, anchor store consolidations or closings, international activities, the impact of terrorist acts, risks associated with an investment in a professional sports team, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our credit facility and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, the impact of credit rating downgrades, effects of uninsured or underinsured losses, environmental liabilities, conflicts of interest, risks associated with the sale of tax credits, risks associated with developing and managing properties in partnership with others, the ability to maintain effective internal controls, compliance with governmental regulations, increased legislative and regulatory scrutiny of the financial services industry, volatility in the market price of our publicly traded securities, litigation risks, as well as other risks listed from time to time in our reports filed with the Securities and Exchange Commission. We have no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Ongoing economic conditions have negatively impacted the lending and capital markets. Our market risk includes the increased difficulty or inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity (see the “Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt” section of Item 1A. Risk Factors). We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At January 31, 2010, our outstanding variable-rate debt portfolio consisted of $2,542,342,000 of taxable debt (which includes $83,516,000 related to the bank revolving credit facility) and $961,515,000 of tax-exempt variable-rate debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. However, due to the current market conditions, when available, we are currently extending maturities with existing lenders at current market terms. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate

	(dollars in thousands)

02/01/10-02/01/11 (1)	$1,110,116	4.73%	$1,221,406	4.53%
02/01/11-02/01/12	16,192	6.50	799,981	5.41
02/01/12-02/01/13	491,182	5.53	729,110	5.37
02/01/13-02/01/14	476,100	5.50	685,000	5.43
02/01/14-09/01/17	-	-	640,000	5.50
(1)
These LIBOR-based hedges as of February 1, 2010 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2011.

Tax-Exempt (Priced off of SIFMA Index)

	Caps		Swap
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate

	(dollars in thousands)

02/01/10-02/01/11	$175,025	5.84%	$57,000	3.21%
02/01/11-02/01/12	164,225	5.76	57,000	3.21
02/01/12-02/01/13	103,515	5.78	57,000	3.21
The tax-exempt caps and swap expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 2.79% and has never exceeded 8.00%.

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
We have entered into forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, we intend to simultaneously terminate the forward swap associated with that financing. At January 31, 2010, we have two forward swaps, with notional amounts of $69,325,000 and $120,000,000, respectively, neither of which qualify as cash flow hedges under the accounting guidance on derivatives and hedging activities. As such, the change in fair value of these swaps is marked to market through earnings on a quarterly basis. Related to these forward swaps, we recorded ($4,761,000), $14,564,000 and $7,184,000 for the years ended January 31, 2010, 2009 and 2008, respectively, as an increase (reduction) of interest expense in our Consolidated Statements of Operations. During the year ended January 31, 2009, we purchased an interest rate floor in order to mitigate the interest rate risk on one of the forward swaps ($120,000,000 notional) should interest rates fall below a certain level.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of January 31, 2010, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $9,407,000 at January 31, 2010. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $9,890,000 at January 31, 2010. The analysis above includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At January 31, 2010 and 2009, we reported interest rate caps, floors and swaptions at fair value of approximately $1,771,000 and $2,419,000, respectively, in other assets in the Consolidated Balance Sheets. At January 31, 2010 and 2009, we included interest rate swap agreements and TRS that had a negative fair value of approximately $192,526,000 and $247,048,000, respectively, (which includes the forward swaps) in accounts payable and accrued expenses in the Consolidated Balance Sheets. At January 31, 2010 and 2009, we included interest rate swap agreements and TRS that had a positive fair value of approximately $2,154,000 and $7,364,000, respectively, in other assets in the Consolidated Balance Sheets.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the table below contains the estimated fair value of our long-term debt at January 31, 2010.

			Fair Value
			with 100 bp Decrease
	Carrying Value	Fair Value	in Market Rates

	(in thousands)

Fixed	$5,130,353	$4,885,651	$5,246,772
Variable
Taxable	2,542,342	2,521,640	2,591,726
Tax-Exempt	961,515	925,718	1,040,210

Total Variable	$3,503,857	$3,447,358	$3,631,936

Total Long-Term Debt	$8,634,210	$8,333,009	$8,878,708

The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)
January 31, 2010

	Expected Maturity Date
	Year Ending January 31,
							Total
						Period	Outstanding	Fair Market
Long-Term Debt	2011	2012	2013	2014	2015	Thereafter	1/31/10	Value 1/31/10

	(dollars in thousands)

Fixed:
Fixed-rate debt	$251,132	$355,293	$331,624	$769,734	$525,140	$1,821,006	$4,053,929	$4,024,045
Weighted average interest rate	7.05%	7.03%	5.99%	5.84%	5.99%	5.89%	6.07%

Senior & subordinated debt (1)	-	98,944 (3)	-	-	198,480	779,000	1,076,424	861,606
Weighted average interest rate	-%	3.63%	-%	-%	3.63%	6.71%	5.86%

Total Fixed-Rate Debt	251,132	454,237	331,624	769,734	723,620	2,600,006	5,130,353	4,885,651

Variable:
Variable-rate debt	598,942	517,372	643,687	46,411	12,415	639,999	2,458,826	2,438,124
Weighted average interest rate(2)	3.72%	4.19%	5.12%	6.05%	1.43%	6.40%	4.92%

Tax-exempt	-	132,430	204,616	91,565	815	532,089	961,515	925,718
Weighted average interest rate(2)	-%	2.60%	2.47%	1.52%	3.70%	1.60%	1.92%

Bank revolving credit facility (1)	-	-	83,516	-	-	-	83,516	83,516
Weighted average interest rate(2)	-%	-%	5.75%	-%	-%	-%	5.75%

Subordinated debt (1)	-	-	-	-	-	-	-	-
Weighted average interest rate	-%	-%	-%	-%	-%	-%	-%

Total Variable-Rate Debt	598,942	649,802	931,819	137,976	13,230	1,172,088	3,503,857	3,447,358

Total Long-Term Debt	$850,074	$1,104,039	$1,263,443	$907,710	$736,850	$3,772,094	$8,634,210	$8,333,009

Weighted average interest rate	4.70%	4.86%	4.96%	5.41%	5.27%	5.54%	5.25%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of January 31, 2010.

(3)
Represents the principal amount of the puttable equity-linked senior notes of $105,067 less the unamortized discount of $6,123 as of January 31, 2010, as adjusted for the adoption of accounting guidance for convertible debt instruments. This unamortized discount is accreted through interest expense, which resulted in an effective interest rate of 7.51% that is reflected in our Consolidated Statements of Operations.

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

Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS

Page

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	93
Consolidated Balance Sheets	94
Consolidated Statements of Operations	95
Consolidated Statements of Comprehensive Income (Loss)	96
Consolidated Statements of Equity	97
Consolidated Statements of Cash Flows	98
Notes to Consolidated Financial Statements	102

Supplementary Data:
Quarterly Consolidated Financial Data (Unaudited)	158

Financial Statement Schedules:
Schedule II – Valuation and Qualifying Accounts	167
Schedule III – Real Estate and Accumulated Depreciation	168

All other schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
of Forest City Enterprises, Inc:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operation, comprehensive income, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Forest City Enterprises, Inc and its subsidiaries (the “Company”) at January 31, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material aspects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt instruments and noncontrolling interests and in the manner it computes earnings per share in 2009.
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
/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
March 30, 2010

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets

	January 31,
	2010	2009
	(in thousands)

Assets
Real Estate
Completed rental properties	$8,479,802	$8,212,144
Projects under development	2,641,170	2,241,216
Land held for development or sale	219,807	195,213

Total Real Estate	11,340,779	10,648,573

Less accumulated depreciation	(1,593,658)	(1,419,271)

Real Estate, net	9,747,121	9,229,302

Cash and equivalents	251,405	267,305
Restricted cash	427,921	291,224
Notes and accounts receivable, net	388,536	427,410
Investments in and advances to affiliates	265,343	228,995
Other assets	836,385	936,271

Total Assets	$11,916,711	$11,380,507

Liabilities and Equity
Liabilities
Mortgage debt, nonrecourse	$7,474,270	$7,078,390
Notes payable	158,798	181,919
Bank revolving credit facility	83,516	365,500
Senior and subordinated debt	1,076,424	846,064
Accounts payable and accrued expenses	1,181,493	1,277,199
Deferred income taxes	437,370	455,336

Total Liabilities	10,411,871	10,204,408

Commitments and Contingencies	-	-

Equity
Shareholders’ Equity
Preferred stock - without par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock - $.33 1/3 par value
Class A, 271,000,000 shares authorized, 132,836,322 and 80,082,126 shares issued and 132,808,270 and 80,080,262 shares outstanding, respectively	44,279	26,694
Class B, convertible, 56,000,000 shares authorized, 22,516,208 and 22,798,025 shares issued and outstanding, respectively; 26,257,961 issuable	7,505	7,599

	51,784	34,293
Additional paid-in capital	571,189	267,796
Retained earnings	613,073	643,724
Less treasury stock, at cost; 28,052 and 1,864 Class A shares, respectively	(154)	(21)

Shareholders’ equity before accumulated other comprehensive loss	1,235,892	945,792
Accumulated other comprehensive loss	(87,266)	(107,521)

Total Shareholders’ Equity	1,148,626	838,271

Noncontrolling Interest	356,214	337,828

Total Equity	1,504,840	1,176,099

Total Liabilities and Shareholders’ Equity	$11,916,711	$11,380,507

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended January 31,
	2010	2009	2008
	(in thousands, except per share data)

Revenues from real estate operations	$1,257,222	$1,280,570	$1,276,473

Expenses
Operating expenses	716,571	780,798	780,373
Depreciation and amortization	267,408	266,785	227,153
Impairment of real estate	26,526	1,262	102

	1,010,505	1,048,845	1,007,628

Interest expense	(350,270)	(364,338)	(322,757)
Amortization of mortgage procurement costs	(13,974)	(12,029)	(11,181)
Gain (loss) on early extinguishment of debt	36,569	(2,159)	(8,334)

Interest and other income	54,005	42,417	73,265
Gain on disposition of other investments	-	150	603

Earnings (loss) before income taxes	(26,953)	(104,234)	441

Income tax expense (benefit)
Current	5,416	(27,587)	(10,413)
Deferred	(24,966)	(2,532)	13,523

	(19,550)	(30,119)	3,110

Equity in earnings (loss) of unconsolidated entities	21,303	(14,300)	20,542
Impairment of unconsolidated entities	(36,356)	(21,285)	(11,469)

Earnings (loss) from continuing operations	(22,456)	(109,700)	6,404

Discontinued operations, net of tax:
Operating earnings (loss) from rental properties before impairments	897	1,431	(1,086)
Impairment of real estate	(5,984)	-	-
Gain on disposition of rental properties	2,784	8,159	64,604
Gain on disposition of Lumber Group	718	680	642

	(1,585)	10,270	64,160

Net earnings (loss)	(24,041)	(99,430)	70,564

Noncontrolling interests
Earnings from continuing operations attributable to noncontrolling interests	(6,610)	(13,817)	(19,504)
Loss from discontinued operations attributable to noncontrolling interests	-	-	513

	(6,610)	(13,817)	(18,991)

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(30,651)	$(113,247)	$51,573

Basic and diluted earnings (loss) per common share
Loss from continuing operations attributable to Forest City Enterprises, Inc.	$(0.21)	$(1.20)	$(0.13)
Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc.	(0.01)	0.10	0.63

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(0.22)	$(1.10)	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended January 31,
	2010	2009	2008
		(in thousands)

Net earnings (loss)	$(24,041)	$(99,430)	$70,564

Other comprehensive income (loss), net of tax:

Unrealized net losses on investment securities	(187)	(172)	(139)

Foreign currency translation adjustments	474	(1,372)	-

Unrealized net gains (losses) on interest rate derivative contracts	20,291	(33,334)	(58,857)

Total other comprehensive income (loss), net of tax	20,578	(34,878)	(58,996)

Comprehensive income (loss)	(3,463)	(134,308)	11,568

Comprehensive income attributable to noncontrolling interest	(6,933)	(13,804)	(17,983)

Total comprehensive loss attributable to Forest City Enterprises, Inc.	$(10,396)	$(148,112)	$(6,415)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Equity

									Accumulated
	Common Stock				Additional				Other
	Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interest	Total
	(in thousands)

Balances at January 31, 2007 as reported	76,693	$25,564	25,254	$8,418	$247,884	$762,062	65	$(3,449)	$(14,668)	$-	$1,025,811
Retrospective adoption of accounting guidance for convertible instruments					26,631	(229)					26,402
Reclassification upon adoption of accounting guidance for noncontrolling interests										314,616	314,616

Balances at January 31, 2007 as adjusted	76,693	$25,564	25,254	$8,418	$274,515	$761,833	65	$(3,449)	$(14,668)	$314,616	$1,366,829
Cumulative effect of change in accounting for uncertain tax positions						245					245
Net earnings						51,573				18,991	70,564
Other comprehensive loss, net of tax									(57,988)	(1,008)	(58,996)
Dividends $.31 per share						(31,861)					(31,861)
Purchase of treasury stock							78	(4,272)			(4,272)
Conversion of Class B to Class A shares	866	289	(866)	(289)							-
Exercise of stock options	583	194			8,520						8,714
Excess income tax benefit from stock based compensation					3,748						3,748
Restricted stock granted out of treasury	(107)	(36)			(6,020)		(107)	6,056			-
Restricted stock vested	203	68			(68)						-
Stock-based compensation					19,064						19,064
Distribution of accumulated equity to noncontrolling partners					(43,770)						(43,770)
Removal of noncontrolling interest due to sale of assets or acquisition of partners’ noncontrolling interest										(14,811)	(14,811)
Contributions from noncontrolling interests										30,362	30,362
Distributions to noncontrolling interests										(61,500)	(61,500)
Other changes in noncontrolling interests										(4,961)	(4,961)

Balances at January 31, 2008	78,238	$26,079	24,388	$8,129	$255,989	$781,790	36	$(1,665)	$(72,656)	$281,689	$1,279,355
Net loss						(113,247)				13,817	(99,430)
Other comprehensive loss, net of tax									(34,865)	(13)	(34,878)
Dividends $.24 per share						(24,819)					(24,819)
Purchase of treasury stock							19	(663)			(663)
Conversion of Class B to Class A shares	1,590	530	(1,590)	(530)							-
Exercise of stock options	44	16			(1,190)		(53)	2,307			1,133
Reversal of excess income tax benefit from stock based compensation					(3,748)						(3,748)
Purchase of Puttable Equity-Linked Senior Notes due 2011 (Note H)					(374)						(374)
Restricted stock vested	82	27			(27)						-
Stock-based compensation					17,120						17,120
Conversion of Class A Common Units	128	42			3,736					(12,624)	(8,846)
Distribution of accumulated equity to noncontrolling partners					(3,710)						(3,710)
Removal of noncontrolling interest due to sale of assets or acquisition of partners’ noncontrolling interest										3,197	3,197
Change to full consolidation method of accounting for subsidiaries										27,495	27,495
Contributions from noncontrolling interests										45,643	45,643
Distributions to noncontrolling interests										(27,069)	(27,069)
Other changes in noncontrolling interests										5,693	5,693

Balances at January 31, 2009	80,082	$26,694	22,798	$7,599	$267,796	$643,724	2	$(21)	$(107,521)	$337,828	$1,176,099
Net loss						(30,651)				6,610	(24,041)
Other comprehensive loss, net of tax									20,255	323	20,578
Issuance of Class A common shares in equity offering	52,325	17,442			312,475						329,917
Purchase of treasury stock							26	(133)			(133)
Conversion of Class B to Class A shares	282	94	(282)	(94)							-
Exercise of stock options	15	5			123						128
Excess income tax benefit (deficiency) from stock based compensation					(2,068)						(2,068)
Exchange of Puttable Equity-Linked Senior Notes due 2011 (Note H)					(17,490)						(17,490)
Purchase of Convertible Senior Note hedge, net of tax (Note H)					(9,734)						(9,734)
Restricted stock vested	132	44			(44)						-
Stock-based compensation					16,738						16,738
Acquisition of partners’ noncontrolling interest in consolidated subsidiary					3,393					(3,393)	-
Contributions from noncontrolling interests										21,831	21,831
Distributions to noncontrolling interests										(12,339)	(12,339)
Change to full consolidation method of accounting for a subsidiary										5,010	5,010
Other changes in noncontrolling interests										344	344

Balances at January 31, 2010	132,836	$44,279	22,516	$7,505	$571,189	$613,073	28	$(154)	$(87,266)	$356,214	$1,504,840

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended January 31,
	2010	2009	2008
	(in thousands)

Net earnings (loss)	$(24,041)	$(99,430)	$70,564
Depreciation and amortization	267,408	266,785	227,153
Amortization of mortgage procurement costs	13,974	12,029	11,181
Impairment of real estate	26,526	1,262	102
Impairment of unconsolidated entities	36,356	21,285	11,469
Write-off of abandoned development projects	27,415	52,211	19,087
(Gain) loss on early extinguishment of debt, net of cash prepayment penalties	(36,569)	(3,325)	8,334
Other income - net gain on sale of ownership interest in parking management company (2008) and net gain on sale of development project (2007)	-	(3,350)	(17,830)
Gain on disposition of other investments	-	(150)	(603)
Deferred income tax expense (benefit)	(24,966)	(2,532)	13,523
Equity in (earnings) loss of unconsolidated entities	(21,303)	14,300	(20,542)
Stock-based compensation expense	7,509	8,505	10,716
Excess income tax benefit from stock-based compensation	-	3,569	(3,569)
Amortization and mark-to-market adjustments of derivative instruments	4,106	36,518	7,247
Non-cash interest expense related to Puttable Equity-Linked Senior Notes	6,917	8,943	8,638
Cash distributions from operations of unconsolidated entities	39,770	52,511	41,412
Discontinued operations:
Depreciation and amortization	1,347	4,942	7,418
Amortization of mortgage procurement costs	50	418	533
Impairment of real estate	9,775	-	-
Loss on early extinguishment of debt	-	-	984
Deferred income tax expense (benefit)	(1,853)	(13,572)	15,672
Gain on disposition of rental properties and Lumber Group	(5,720)	(14,405)	(106,333)
Cost of sales of land included in projects under development and completed rental properties	35,607	17,541	54,888
Increase in land held for development or sale	(6,861)	(16,994)	(12,311)
Decrease (increase) in notes and accounts receivable	12,912	13,684	(87,435)
Decrease in other assets	15,566	2,604	5,059
(Increase) decrease in restricted cash used for operating purposes	(4,917)	6,435	(9,287)
Increase (decrease) in accounts payable and accrued expenses	42,527	(63,758)	22,322

Net cash provided by operating activities	$421,535	$306,026	$278,392

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended January 31,
	2010	2009	2008
	(in thousands)

Cash Flows from Investing Activities
Capital expenditures, including real estate acquisitions	$(942,609)	$(1,086,367)	$(1,246,819)
Payment of lease procurement costs	(13,153)	(36,826)	(32,583)
Decrease (increase) in other assets	2,373	(42,386)	(114,891)
(Increase) decrease in restricted cash used for investing purposes	(132,329)	(82,079)	101,876
Proceeds from disposition of rental properties and other investments	13,086	39,217	298,163
Increase in investments in and advances to affiliates	(81,314)	(61,715)	(174,347)

Net cash used in investing activities	(1,153,946)	(1,270,156)	(1,168,601)

Cash Flows from Financing Activities
Sale of common stock, net	329,917	-	-
Proceeds from Convertible Senior Notes due 2016, net of $6,838 of issuance costs	193,162	-	-
Payment for Convertible Senior Notes hedge transaction	(15,900)	-	-
Proceeds from Puttable Equity-Linked Senior Notes due 2014, net of $2,803 of issuance costs and discount	29,764	-	-
Purchase of Puttable Equity-Linked Senior Notes due 2011	-	(10,571)	-
Proceeds from nonrecourse mortgage debt	746,542	1,210,657	1,930,368
Principal payments on nonrecourse mortgage debt	(259,239)	(571,295)	(877,206)
Proceeds from notes payable	40,928	75,558	71,041
Payments on notes payable	(18,759)	(37,513)	(71,812)
Borrowings on bank revolving credit facility	844,000	670,000	527,000
Payments on bank revolving credit facility	(1,125,984)	(343,500)	(488,000)
Payment of subordinated debt	(20,400)	-	-
Change in restricted cash and book overdrafts	(4,251)	42,912	(51,148)
Payment of deferred financing costs	(32,756)	(34,491)	(37,321)
Purchase of treasury stock	(133)	(663)	(4,272)
Exercise of stock options	128	1,133	8,714
Excess income tax benefit from stock-based compensation	-	(3,569)	3,569
Distributions of accumulated equity to noncontrolling partners	-	(3,710)	(43,770)
Acquisition of partners’ noncontrolling interest	-	-	(14,811)
Contributions from noncontrolling interests	21,831	45,643	30,362
Distributions to noncontrolling interests	(12,339)	(27,069)	(61,500)
Payment in exchange for 119,000 Class A Common Units	-	(3,501)	-
Dividends paid to shareholders	-	(33,020)	(30,784)

Net cash provided by financing activities	716,511	977,001	890,430

Net (decrease) increase in cash and equivalents	(15,900)	12,871	221

Cash and equivalents at beginning of period	267,305	254,434	254,213

Cash and equivalents at end of period	$251,405	$267,305	$254,434

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Supplemental Non-Cash Disclosures:
The table below represents the effect of the following non-cash transactions for the years ended January 31, 2010, 2009 and 2008:

	Years Ended January 31,
	2010	2009	2008
	(in thousands)

Operating activities
Increase in land held for development or sale (2)(13)(15)(16)	$(50,740)	$(36,033)	$(27,127)
Decrease (increase) in notes and accounts receivable (2)(6)(9)(10)(12)(16)	10,842	(2,440)	(42,193)
Decrease (increase) in other assets (2)(3)(6)(9)(10)	46,620	(122,254)	(66,777)
Increase in restricted cash (2)(6)(9)	(142)	(144)	(2,486)
(Decrease) increase in accounts payable and accrued expenses (2)(3)(6)(9)(10)(13)(16)	(97,233)	214,469	103,278

Total effect on operating activities	$(90,653)	$53,598	$(35,305)

Investing activities

Decrease (increase) in projects under development (2)(8)(15)(16)(17)	$108,000	$(454,089)	$18,884
(Increase) decrease in completed rental properties (2)(6)(9)(10)(11)(12)(14)(15)(16)	(2,551)	25,531	(53,488)
Increase in restricted cash (2)(9)	-	(19,571)	(16)
Non-cash proceeds from disposition of properties (1)	70,554	72,881	77,960
Decrease (increase) in investments in and advances to affiliates (2)(6)(8)(9)	12,789	168,987	(3,915)

Total effect on investing activities	$188,792	$(206,261)	$39,425

Financing activities

(Decrease) increase in nonrecourse mortgage debt (1)(2)(6)(9)(10)(14)	$(66,889)	$124,239	$(9,979)
Increase in senior and subordinated debt (4)	11,414	-	-
Decrease in notes payable (3)	(45,490)	-	-
Increase in restricted cash (9)	-	-	(1,412)
Decrease in deferred tax liability (4)(5)	(6,218)	-	-
Increase in additional paid-in capital (4)(5)(7)(11)(17)	7,427	12,351	8,348
Increase in noncontrolling interest (2)(6)(7)(11)	1,617	16,031	-
Increase in class A common stock (11)	-	42	-
Dividends declared but not yet paid	-	-	(1,077)

Total effect on financing activities	$(98,139)	$152,663	$(4,120)

(1)
Assumption of nonrecourse mortgage debt by the buyer upon disposition of Sterling Glen of Great Neck and Sterling Glen of Glen Cove, supported-living apartment communities in the Residential Group, and Grand Avenue, a specialty retail center in the Commercial Group, during the year ended January 31, 2010, Sterling Glen of Rye Brook and Sterling Glen of Lynbrook, supported-living apartment communities in the Residential Group during the year ended January 31, 2009 and Sterling Glen of Bayshore, a supported-living apartment community, and Sterling Glen of Roslyn, a development project, in the Residential Group during the year ended January 31, 2008.

(2)
Change to full consolidation method of accounting from equity method due to the occurrence of a triggering event for Gladden Farms II in the Land Development Group during the year ended January 31, 2010, Independence Place I apartments in the Residential Group, Waterfront Station, Village at Gulfstream, Shops at Wiregrass and a mixed-use development project located in Las Vegas, Nevada in the Commercial Group and Gladden Forest in the Land Development Group during the year ended January 31, 2009 and Oceanpointe Towers apartments in the Residential Group during the year ended January 31, 2008.

(3)	Extinguishment for accounting purposes of a defeased loan related to Sterling Glen of Rye Brook applying securities that were reserved for the sole purpose of extinguishing this note payable.

(4)
Exchange of a portion of the Company’s Puttable Equity-Linked Senior Notes due October 15, 2011 for a new issue of Puttable Equity-Linked Senior Notes due October 15, 2014 during the year ended January 31, 2010 (see Note H – Senior and Subordinated Debt).

(5)
Recording of a deferred tax asset on the purchased hedge transactions in conjunction with the issuance of the Company’s Convertible Senior Notes due October 15, 2016 during the year ended January 31, 2010 (see Note H – Senior and Subordinated Debt).

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(6)
Exchange of the Company’s 50% ownership interest in Boulevard Towers, an equity method investment in the Residential Group, for 100% ownership in North Church Towers, an apartment complex in the Residential Group, during the year ended January 31, 2010 and exchange of the Company’s controlling ownership interests in seventeen single-tenant pharmacy properties for the noncontrolling ownership interest in two entities during the year ended January 31, 2009.

(7)	Acquisition of a partner’s 50% noncontrolling interest in Gladden Farms in the Land Development Group during the year ended January 31, 2010.

(8)	Change to equity method of accounting from full consolidation due to admission of a 50% partner in a Residential Group development project during the year ended January 31, 2009.

(9)
Change to full consolidation method of accounting from equity method due to the acquisition of partners’ interests in Village Center apartments in the Residential Group during the year ended January 31, 2009 and Midtown Towers apartments, Sterling Glen of Glen Cove and Sterling Glen of Great Neck in the Residential Group during the year ended January 31, 2008.

(10)
Amounts related to purchase price allocations in the Commercial Group during the year ended January 31, 2009 for the following office buildings: New York Times, Twelve MetroTech Center, Commerce Court, Colorado Studios and Richmond Office Park, and during the year ended January 31, 2008 for the New York portfolio transaction that closed in November 2006 (see Note T – Class A Common Units) and Galleria at Sunset, a regional mall.

(11)	Exchange of the Class A Common Units during the year ended January 31, 2009 (see Note T – Class A Common Units).

(12)	A reduction in the net book value of a building at Easthaven at the Village, an apartment community, due to a property casualty loss that occurred during the year ended January 31, 2008.

(13)
Exercise of the option to purchase a piece of land in Prosper, Texas during the year ended January 31, 2008 that resulted in the Company no longer being deemed the primary beneficiary and reversal of the amount of the investment that was deemed to be at risk.

(14)	Assumption of nonrecourse mortgage debt due to the acquisition of properties in the Commercial Group during the year ended January 31, 2008.

(15)	Commercial Group and Residential Group outlots reclassified prior to sale from projects under development or completed rental properties to land held for sale.

(16)	Increase or decrease in construction payables included in accounts payable and accrued expenses.

(17)	Capitalization of stock-based compensation granted to employees directly involved with the development and construction of real estate.
The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies
Nature of Business
Forest City Enterprises, Inc. (the “Company”) principally engages in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. The Company operates through three strategic business units and five reportable segments. The three strategic business units/reportable segments are the Commercial Group, Residential Group and Land Development Group (collectively, the “Real Estate Groups”). The Commercial Group, the Company’s largest strategic business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group develops for-sale condominium projects and also owns interests in entities that develop and manage military family housing. New York City operations are part of the Commercial Group or Residential Group depending on the nature of the operations. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects.
Corporate Activities and The Nets, a member of the National Basketball Association (“NBA”) in which the Company accounts for its investment on the equity method of accounting, are other reportable segments of the Company.
The Company has approximately $11.9 billion of consolidated assets in 27 states and the District of Columbia at January 31, 2010. The Company’s core markets include Boston, the state of California, Chicago, Denver, the New York City/Philadelphia metropolitan area and the Greater Washington D.C./Baltimore metropolitan area. The Company has offices in Albuquerque, Boston, Chicago, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C., and the Company’s corporate headquarters in Cleveland, Ohio.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Forest City Enterprises, Inc., its wholly-owned subsidiaries and entities in which it has a controlling interest in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation.
In accordance with accounting guidance on consolidation of variable interest entities (“VIE”), the Company consolidates a VIE in which it has a variable interest (or a combination of variable interests) that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, based on an assessment performed at the time the Company becomes involved with the entity. VIEs are entities in which the equity investors, as a group, do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company reconsiders this assessment only if the entity’s governing documents or the contractual arrangements among the parties involved change in a manner that changes the characteristics or adequacy of the entity’s equity investment at risk, some or all of the equity investment is returned to the investors and other parties become exposed to expected losses of the entity, the entity undertakes additional activities or acquires additional assets beyond those that were anticipated at inception or at the last reconsideration date that increase its expected losses, or the entity receives an additional equity investment that is at risk, or curtails or modifies its activities in a way that decreases its expected losses (See the Variable Interest Entities section of this Note).
For entities not deemed to be VIEs, the Company consolidates those entities in which it exerts effective control or owns a majority of the voting securities or interests, except in those instances in which the minority voting interest owner effectively participates through substantive participative rights. The Company has concluded that it does not control a partially owned entity, despite an ownership interest of 50% or greater, if the entity is not considered a VIE and the partners/members have substantive participating rights. Substantive participative rights include the ability to select, terminate, and set compensation of the investee’s management, approve refinancings, and participate in capital and operating decisions of the investee (including budgets), in the ordinary course of business.
Retrospective Adoption of Accounting Guidance for Convertible Debt Instruments
The accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This accounting guidance changed the accounting treatment for the Company’s 3.625% Puttable Equity-Linked Senior Notes due October 2011 (the “2011 Notes”), which were issued in October 2006 by requiring the initial debt proceeds from the sale of the 2011 Notes to be allocated between a liability component and an equity component. This allocation is based upon what the assumed interest rate would have been on the date of issuance if the Company had issued similar nonconvertible debt. The resulting

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
debt discount will be amortized over the debt instrument’s expected life as additional non-cash interest expense. Due to the increase in interest expense, the Company recorded additional capitalized interest based on its qualifying expenditures on its development projects. Deferred financing costs decreased related to the reallocation of the original issuance costs between the debt instrument and equity component and the gain recognized from the purchase of $15,000,000, in principal, of the 2011 Notes during the three months ended October 31, 2008 was adjusted to reflect the requirements of gain recognition under this accounting guidance (see Note H – Senior and Subordinated Debt).
The following tables reflect the Company’s as reported amounts along with the as adjusted amounts as a result of the retrospective adoption of this accounting guidance as of January 31, 2009 and for the years ended January 31, 2009 and 2008:

	January 31, 2009
	As	Retrospective	As
	Reported	Adjustments	Adjusted
	(in thousands)
Consolidated Balance Sheets
Real estate, net	$9,212,834	$16,468	$9,229,302
Other assets	936,902	(631)	936,271
Senior and subordinated debt	870,410	(24,346)	846,064
Deferred income taxes	439,282	16,054	455,336
Additional paid-in capital	241,539	26,257	267,796
Retained earnings	645,852	(2,128)	643,724

	January 31, 2009			January 31, 2008
	As	Retrospective	As	As	Retrospective	As
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
	(in thousands, except per share data)
Consolidated Statements of Operations(1)
Depreciation and amortization	$266,604	$181	$266,785	$227,113	$40	$227,153
Interest expense, net of capitalized interest	363,284	1,054	364,338	321,394	1,363	322,757
Loss (gain) on early extinguishment of debt	1,670	489	2,159	8,334	-	8,334
Deferred income tax loss (benefit)	(1,855)	(677)	(2,532)	14,074	(551)	13,523
Earnings (loss) from continuing operations	(108,653)	(1,047)	(109,700)	7,256	(852)	6,404
Net earnings (loss) attributable to Forest City Enterprises, Inc.	(112,200)	(1,047)	(113,247)	52,425	(852)	51,573
Net earnings (loss) attributable to Forest City Enterprises, Inc. per share – basic and diluted	(1.09)	(0.01)	(1.10)	0.51	(0.01)	0.50
(1)	Adjusted to reflect the impact of discontinued operations (see Note R) and the impact of noncontrolling interest.
Noncontrolling Interest
Interests held by partners in real estate partnerships consolidated by the Company are reflected in noncontrolling interest, previously referred to as minority interest, on the Consolidated Balance Sheets. Noncontrolling interest represents the noncontrolling partners’ share of the underlying net assets of the Company’s consolidated subsidiaries. In December 2007, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for noncontrolling interests and the objective of this accounting guidance is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The Company adopted this accounting guidance on February 1, 2009 and adjusted its January 31, 2009 Consolidated Balance Sheet to reflect noncontrolling interest as a component of total equity. Included in the balance sheet reclass was $58,247,000 of accumulated deficit noncontrolling interest resulting from deficit restoration obligations of noncontrolling partners, previously recorded as a component of investments in and advances to affiliates. In addition, the Company reclassed noncontrolling interest on its Consolidated Statement of Operations for the years ended January 31, 2009 and 2008.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
During May 2009, the Company acquired the noncontrolling interest in a consolidated subsidiary. The basis difference between the Company’s carrying amount and the proceeds paid is recorded as an adjustment to additional paid-in capital in accordance with accounting guidance for noncontrolling interests. Below is the disclosure required by this accounting guidance.

Year Ended
January 31, 2010
(in thousands)

Net loss attributable to Forest City Enterprises, Inc.	$(30,651)
Transfer from noncontrolling interests:
Increase in Forest City Enterprises, Inc. additional paid-in capital due to acquisition of a consolidated subsidiary’s noncontrolling interest	3,393

Pro forma net loss attributable to Forest City Enterprises, Inc.	$(27,258)

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities
In June 2008, the FASB issued accounting guidance addressing whether instruments granted in share-based payment transactions are participating securities. This new accounting guidance requires that nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. This accounting guidance was effective for fiscal years beginning after December 15, 2008. The Company adopted the new guidance for the year ended January 31, 2010 and has adjusted its computation of earnings per share for the years ended January 31, 2009 and 2008 to conform to the new guidance.
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
Fiscal Year
The years 2009, 2008 and 2007 refer to the fiscal years ended January 31, 2010, 2009 and 2008, respectively.
Recognition of Revenue
Real Estate Sales – The Company follows the accounting guidance on the sales of real estate. The specific timing of a sale is measured against various criteria in the accounting guidance related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, the Company defers gain recognition and accounts for the continued operations of the property by applying the deposit, finance, installment or cost recovery methods, as appropriate.
The Company follows the accounting guidance on the impairment or disposal of long-lived assets for reporting dispositions of operating properties. Assuming no significant continuing involvement, all earnings of properties which have been sold or determined by management to be held for sale are reported as discontinued operations. The Company considers assets held for sale when the transaction has been approved by the appropriate level of management and there are no significant contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing and, accordingly, the property is not identified as held for sale until the closing actually occurs. However, each potential sale is evaluated based on its separate facts and circumstances.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
Leasing Operations – The Company enters into leases with tenants in its rental properties. The lease terms of tenants occupying space in the retail centers and office buildings generally range from 1 to 30 years, excluding leases with certain anchor tenants, which typically run longer. Minimum rents are recognized on a straight-line basis over the non-cancelable term of the related lease, which include the effects of rent steps and rent abatements under the leases. Overage rents are recognized in accordance with accounting guidance on revenue recognition, which states that this income is to be recognized only after the contingency has been removed (i.e., sales thresholds have been achieved). Recoveries from tenants for taxes, insurance and other commercial property operating expenses are recognized as revenues in the period the applicable costs are incurred. See Note N - Leases for further information on tenant reimbursements.
Construction – Revenues and profit on long-term fixed-price contracts are recorded using the percentage-of-completion method. On reimbursable cost-plus fee contracts, revenues are recorded in the amount of the accrued reimbursable costs plus proportionate fees at the time the costs are incurred.
Military Housing Fee Revenues – Revenues for development fees related to the Company’s military housing projects are earned based on a contractual percentage of the actual development costs incurred by the military housing projects and are recognized on a monthly basis as the costs are incurred. The Company also recognizes additional development incentive fees based upon successful completion of certain criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements. Base development and development incentive fees of $14,030,000, $62,180,000 and $56,045,000 were recognized during the years ended January 31, 2010, 2009 and 2008, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Revenues for construction management fees are earned based on a contractual percentage of the actual construction costs incurred by the military housing projects and are recognized on a monthly basis as the costs are incurred. The Company also recognizes certain construction incentive fees based upon successful completion of certain criteria as set forth in the construction contracts. Base construction and incentive fees of $9,857,000, $13,505,000 and $10,012,000 were recognized during the years ended January 31, 2010, 2009 and 2008, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Revenues for property management and asset management fees are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively that is generated by the military housing privatization projects as defined in the agreements. The Company also recognizes certain property management incentive fees based upon successful completion of certain criteria as set forth in the property management agreements. Property management, management incentive and asset management fees of $15,448,000, $14,318,000 and $9,357,000 were recognized during the years ended January 31, 2010, 2009 and 2008, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
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
A variety of costs are incurred in the development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The Company’s capitalization policy on development

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
properties is based on accounting guidance for the capitalization of interest cost and accounting guidance for costs and the initial rental operations of real estate properties. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on any portion substantially completed and occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the respective accounts and any resulting gains or losses are reported in the Consolidated Statements of Operations.
Termination Benefits
During the years ended January 31, 2010 and 2009, management initiated involuntary employee separations in various areas of the Company’s workforce to reduce costs, which was communicated to all employees. The Company provided outplacement services to all terminated employees and severance payments based on years of service and certain other defined criteria. In accordance with accounting guidance for costs associated with exit or disposal activities, the Company recorded pre-tax charges for total estimated termination costs (outplacement and severance) of $8,720,000 and $8,651,000 during the years ended January 31, 2010 and 2009, which are included in operating expenses in the Consolidated Statement of Operations for those respective periods. The entire amount of termination benefits expense is included in the Corporate Activities segment. The following table summarizes the activity in the accrued severance balance for termination costs for the years ended January 31, 2010 and 2009.

Total
(in thousands)

Accrued severance balance at February 1, 2008	$-

Termination benefits expense	8,651
Payments	(5,291)

Accrued severance balance at January 31, 2009	$3,360

Termination benefits expense	8,720
Payments	(8,719)

Accrued severance balance at January 31, 2010	$3,361

Impairment of Real Estate
The Company reviews its real estate portfolio, including land held for development or sale, to determine if its carrying costs will be recovered from future undiscounted cash flows whenever events or changes indicate that recoverability of long-lived assets may not be supported by current assumptions. Impairment indicators include, but are not limited to, significant decreases in property net operating income, significant decreases in occupancy rates, the physical condition of the property and general economic conditions. In cases where the Company does not expect to recover its carrying costs, a loss is recorded as impairment of real estate to the extent the carrying value exceeds fair value. Significant estimates are made in the determination of future undiscounted cash flows including historical and budgeted net operating income, estimated holding periods, risk of foreclosure and estimated cash proceeds received upon disposition of the asset. Determining fair value of real estate, if required, also involves significant judgements and estimates. Changes to these estimates made by management could affect whether or not an impairment charge would be required and/or the amount of impairment charges recognized.
Impairment of Unconsolidated Entities
The Company follows the accounting guidance for the equity method of accounting to determine if there has been an other-than-temporary decline in value of its investments in unconsolidated entities. The Company reviews its investments in unconsolidated entities for impairment whenever events or changes indicate that the fair value may be less than the carrying value of its investment. For the Company’s equity method real estate investments, a loss in value of an investment which is other-than-temporary is recognized as a component of equity in earnings (loss) of unconsolidated entities in the Consolidated Statements of Operations. This determination is based upon the length of time elapsed, severity of decline and other relevant facts and circumstances.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
Stock-Based Compensation
Stock-based compensation cost is measured at the date of grant and is based on the fair value of the equity award. The fair value of stock options is computed using the Black-Scholes option pricing model, which incorporates assumptions for risk-free rate, expected volatility, dividend yield, and expected life of the options. The fair value of restricted stock is equal to the closing price of the stock on the date of grant. The fair value cost of stock options and restricted stock, as adjusted for estimated forfeitures, are recognized over the requisite service period using the straight-line attribution method. Cost recognition is accelerated if the grantee is retirement-eligible (as defined in the 1994 Stock Plan) or becomes retirement-eligible before the end of the nominal vesting period. The cost is recognized immediately if the grantee is retirement-eligible at the date of grant or on a straight-line basis over the period ending with the first anniversary from the date of grant which the individual becomes retirement-eligible. The fair value of performance shares is equal to the closing price of the underlying stock on the date of grant. Its cost is recognized on a straight-line basis over the related performance period if it is probable that the performance goals will be achieved.
Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The Class A Common Units issued in exchange for Bruce C. Ratner’s noncontrolling interests in the Forest City Ratner Company portfolio in November 2006 (see Note T – Class A Common Units), which are reflected as noncontrolling interests in the Company’s Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Class A Common Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with the conversion of the Puttable Equity-Linked Senior Notes due 2014 and Convertible Senior Notes due 2016 are included in the computation of diluted EPS using the if-converted method.
Acquisition of Rental Properties
Upon acquisition of a rental property, the Company allocates the purchase price of the property to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental income (or rental expense for ground leases in which the Company is the lessee) over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income (or rental expense for ground leases in which the Company is the lessee) over the remaining non-cancelable terms of the respective leases, including any fixed-rate renewal periods.
Intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Company’s evaluation of each tenant’s lease and the Company’s overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to in-place leases, including leasing commissions, legal expenses and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective lease. The Company’s estimates of value are made using methods similar to those used by independent appraisers or by independent appraisals. Factors considered by the Company in this analysis include an estimate of the carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of conditional asset retirement obligations, and when necessary, will record a conditional asset retirement obligation as part of its purchase price.
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
In the event that a tenant terminates its lease, the unamortized portion of each intangible asset, including market rate adjustments, in-place lease values and tenant relationship values, would be charged to expense.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
Allowance for Projects Under Development
The Company records an allowance for estimated development project write-offs for its projects under development. A specific project is written off when it is determined by management that it is probable the project will not be developed. The allowance, which is consistently applied, is adjusted on a quarterly basis based on the Company’s actual development project write-off history. The allowance balance was $23,786,000 and $17,786,000 at January 31, 2010 and 2009, respectively, and is included in accounts payable and accrued expenses in the Company’s Consolidated Balance Sheets. The allowance increased by $6,000,000 for both of the years ended January 31, 2010 and 2009, and decreased by $3,900,000 for the year ended January 31, 2008. Any change in the allowance is reported in operating expenses in the Company’s Consolidated Statements of Operations.
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
Cash flows associated with lease procurement costs are classified as investing activities and consist primarily of lease commissions and related legal fees associated with procuring first generation tenants under long-term lease agreements for office buildings, retail regional malls or specialty retail centers. The Company primarily incurs these costs during the development phase of the project and they are integral to starting construction and ultimately completing the project. Management views these lease procurement costs as part of the initial investment to obtain long-term cash inflow.
The Company maintains operating cash and reserves for replacement balances in financial institutions which, from time to time, may exceed federally insured limits. The Company periodically assesses the financial condition of these institutions and believes that the risk of loss is minimal.
Restricted Cash
Restricted cash represents legally restricted deposits with financial institutions for debt services payments, taxes and insurance, collateral, security deposits, capital replacement, improvement and operating reserves, bond funds, development escrows and construction escrows.
During the year ended January 31, 2010, $10,226,000 of certain replacement reserves previously written off were reinstated by the United States Department of Housing and Urban Development. This amount was recorded as an increase to restricted cash on the Company’s Consolidated Balance Sheets and as a reduction of operating expenses on the Company’s Consolidated Statements of Operations.
Allowance for Doubtful Accounts and Reserves on Notes Receivable
The Company records allowances against its rent receivables from commercial and residential tenants that it deems to be uncollectible. These allowances are based on management’s estimate of receivables that will not be realized from cash receipts in subsequent periods. The Company also maintains an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. The allowance against the Company’s straight-line rent receivable is based on the Company’s historical experience with early lease terminations as well as specific review of the Company’s significant tenants and tenants that are having known financial difficulties. There is a risk that the Company’s estimate of the expected activity of current tenants may not accurately reflect future events. If the estimate does not accurately reflect future tenant vacancies, the reserve for straight-line rent receivable may be over or understated by the actual tenant vacancies that occur. The Company estimates the allowance for notes receivable based on its assessment of expected future cash flows estimated to be paid to the Company. If the estimate of expected future cash flows does not accurately reflect actual events, the Company’s reserve on notes receivable may be over or understated by the actual cash flows that occur.
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
Investments in securities classified as available-for-sale are reflected in other assets at market value with the unrealized gains or losses reflected as accumulated other comprehensive income (loss) in the Consolidated Statements of Shareholders’ Equity. Unrealized gains or losses were not material for any of the three years ending January 31, 2010, 2009 and 2008.
Intangible Assets – Upon an acquisition of a rental property, the Company records intangible assets acquired at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets with finite lives on a straight-line basis over the period the assets are expected to contribute directly or indirectly to the future cash flows of the rental property acquired. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.
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
Included with The Nets, an investment accounted for by the Company on the equity method of accounting, is the Company’s share of approximately $36,920,000 and $39,179,000 (net of accumulated amortization of $44,575,000 and $37,355,000) of intangible assets for the years ended January 31, 2010 and 2009, respectively, consisting primarily of the fair value of the franchise asset, players’ contracts and the arena lease that were acquired in connection with the team in August 2004. With the exception of the franchise asset, which the management of The Nets has determined is an indefinite-lived intangible asset, such intangibles are generally amortized over their estimated useful lives, which has been determined to be five years. The amortization of these intangible assets is included as a component of the Company’s proportionate share of loss from The Nets within equity in earnings (loss) of unconsolidated entities in the Company’s Consolidated Statements of Operations. The Company’s portion of amortization expense recorded by The Nets, primarily attributed to the intangible assets, was $14,517,000, $20,862,000 and $10,556,000 for the years ended January 31, 2010, 2009 and 2008, respectively.
See Note C – Investments in and Advances to Affiliates for additional information on The Nets and Note D – Other Assets for additional information on intangible assets.
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
At January 31, 2010 and 2009, the Company has capitalized software costs of $6,321,000 and $16,997,000, respectively, net of accumulated amortization of $35,333,000 and $23,302,000, respectively. Total amortization of capitalized software costs amounted to $12,282,000, $12,058,000 and $9,538,000 for the years ended January 31, 2010, 2009 and 2008, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
Accounts Payable and Accrued Expenses
At January 31, 2010 and 2009, accounts payable and accrued expenses includes book overdrafts of approximately $2,061,000 and $11,869,000, respectively. The overdrafts are a result of the Company’s cash management program and represent checks issued but not yet presented to a bank for collection.
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

	January 31,
	2010	2009	2008

	(in thousands)

Unrealized losses (gains) on securities	$456	$170	$(91)
Unrealized losses on foreign currency translation	1,467	2,258	-
Unrealized losses on interest rate contracts(1)	141,764	174,838	119,953

	143,687	177,266	119,862

Noncontrolling interest and income tax benefit	(56,421)	(69,745)	(47,206)

Accumulated Other Comprehensive Loss	$87,266	$107,521	$72,656

(1)
Included in the amounts of unrealized losses on interest rate contracts for the years ended January 31, 2010, 2009 and 2008 are $89,637, $109,420 and $74,781, respectively, of unrealized losses on an interest rate swap associated with the New York Times, an office building in Manhattan, New York, on its mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all in lender interest rate of 6.40% (5.50% swap rate plus 0.90% lender spread) for ten years and approximately $33,000 is expected to be reclassified from OCI to interest expense within the next twelve months.

Fair Value of Financial Instruments
The carrying amount of the Company’s notes and accounts receivable and accounts payable and accrued expenses approximates fair value based upon the nature of the instruments. The Company estimates the fair value of its debt instruments by discounting future cash payments at interest rates that the Company believes approximate the current market. The estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates, recent financing transactions and other factors. Based on these parameters, the carrying amount of the Company’s notes payable approximates fair value and the table below contains the estimated fair value of the Company’s long-term debt January 31, 2010 and 2009.

	January 31, 2010		January 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)		(in thousands)

Fixed	$5,130,353	$4,885,651	$4,941,899	$4,313,068
Variable	3,503,857	3,447,358	3,348,055	3,043,161

Total long-term debt	$8,634,210	$8,333,009	$8,289,954	$7,356,229

See Note K for fair values of other financial instruments.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
Historic and New Market Tax Credit Entities
The Company has certain investments in properties that have received, or the Company believes are entitled to receive, historic preservation tax credits on qualifying expenditures under Internal Revenue Code (“IRC”) section 47 and new market tax credits on qualifying investments in designated community development entities (“CDEs”) under IRC section 45D, as well as various state credit programs including participation in the New York State Brownfield Tax Credit Program which entitles the members to tax credits based on qualified expenditures at the time those qualified expenditures are placed in service. The Company typically enters into these investments with sophisticated financial investors. In exchange for the financial investors’ initial contribution into the investment, the financial investor is entitled to substantially all of the benefits derived from the tax credit, but generally has no material interest in the underlying economics of the property. Typically, these arrangements have put/call provisions (which range up to 7 years) whereby the Company may be obligated (or entitled) to repurchase the financial investors’ interest. The Company has consolidated each of these entities in its consolidated financial statements, and has reflected these investor contributions as accounts payable and accrued expenses in its Consolidated Balance Sheets.
The Company guarantees the financial investor that in the event of a subsequent recapture by a taxing authority due to the Company’s noncompliance with applicable tax credit guidelines it will indemnify the financial investor for any recaptured tax credits. The Company initially records a liability for the cash received from the financial investor. The Company generally records income upon completion and certification of the qualifying development expenditures for historic tax credits and upon certification of the qualifying investments in designated CDEs for new market tax credits resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 7 years. Income related to the sale of tax credits of $32,698,000, $11,168,000 and $10,788,000 was recognized during the years ended January 31, 2010, 2009 and 2008, respectively, which was recorded in interest and other income in the Consolidated Statements of Operations.
Income Taxes
Deferred tax assets and liabilities are recorded to reflect the expected tax consequences on future years attributable to temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has recognized the benefit of its tax loss carryforward, which it expects to use as a reduction of the deferred tax expense. The Company records valuation allowances against deferred tax assets if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In accordance with accounting guidance for uncertainty in income taxes, the Company’s financial statements reflect the expected future tax consequences of a tax position if that tax position is more likely than not of being sustained upon examination, presuming the taxing authorities have full knowledge of the position and all relevant facts. The Company records interest and penalties related to uncertain income tax positions as a component of income tax expense.
Distribution of Accumulated Equity to Noncontrolling Partners
Prior to the adoption of accounting guidance for noncontrolling interests effective February 1, 2009, distributions to noncontrolling partners in excess of their recorded noncontrolling interest balance related to refinancing proceeds from nonrecourse debt, which generally arise from appreciation of the underlying real estate assets, were recorded as a reduction of shareholders’ equity through additional paid-in-capital in the Consolidated Statements of Equity. During the year ended January 31, 2009, the Company refinanced Nine MetroTech Center North, an office building located in Brooklyn, New York. Of the total nonrecourse refinancing proceeds distributed to the Company’s noncontrolling partner in this property during the year ended January 31, 2009, $3,710,000 was in excess of the noncontrolling partner’s book capital account.
During the year ended January 31, 2008, the Company refinanced New York Times, an office building located in Manhattan, New York, and Eleven MetroTech Center and Fifteen MetroTech Center, office buildings located in Brooklyn, New York. In addition, the Company refinanced Columbia Park Center, a specialty retail center located in North Bergen, New Jersey, and Promenade in Temecula and Antelope Valley Mall, regional malls located in Temecula and Palmdale, California, respectively. Of the total nonrecourse refinancing proceeds distributed to the Company’s noncontrolling partners in these six properties during the year ended January 31, 2008, $43,770,000 was in excess of the noncontrolling partners’ book capital accounts.
Derivative Instruments and Hedging Activities
In March 2008, the FASB issued further guidance on disclosures about derivative instruments and hedging activities that amends and expands disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. These disclosure requirements include a tabular summary of the fair values of derivative instruments and their gains and losses, disclosure of derivative features that are credit risk related to provide more information regarding an entity’s liquidity and cross-referencing within

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
footnotes to make it easier for financial statement users to locate important information about derivative instruments. The Company adopted the financial statement disclosures required by the new accounting guidance on February 1, 2009 (refer to Note J – Derivative Instruments and Hedging Activities for related disclosures).
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
During the year ended January 31, 2010, the Company settled outstanding debt of one of its unconsolidated subsidiaries, Gladden Farms II, a land development project located in Marana, Arizona. In addition, the Company was informed of the outside partner’s intention to discontinue any future funding into the project. As a result of the loan transaction and the related negotiations with the outside partner, it has been determined that Gladden Farms II is a VIE and the Company is the primary beneficiary, which required consolidation of the entity during the year ended January 31, 2010. The impact of the initial consolidation of Gladden Farms II is an increase in net real estate of approximately $21,643,000 and an increase in noncontrolling interests of approximately $5,010,000. Based on the Company’s determination of fair value, it recorded a gain of $1,774,000 upon consolidation of the entity that is recorded in interest and other income in the Consolidated Statements of Operations.
As of January 31, 2010, the Company determined that it was the primary beneficiary of 46 VIEs representing 34 properties (33 VIEs representing 22 properties in the Residential Group, 11 VIEs representing 10 properties in the Commercial Group and 2 VIEs/properties in the Land Development Group). The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of January 31, 2010, the Company held variable interests in 46 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of its involvement with these unconsolidated VIEs is limited to the Company’s recorded investments in those VIEs totaling approximately $100,000,000 at January 31, 2010. The Company’s VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, land development and The Nets.
The carrying value of real estate, nonrecourse mortgage debt and noncontrolling interests of VIEs for which the Company is the primary beneficiary are as follows:

	January 31,
	2010	2009
	(in thousands)

Real estate, net	$2,016,000	$1,602,000
Nonrecourse mortgage debt	$1,584,000	$1,237,000
Noncontrolling interest	$41,000	$63,000

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
In addition to the VIEs described above, the Company has also determined that it is the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (see Note H - Senior and Subordinated Debt) as of January 31, 2010.
New Accounting Guidance
In addition to the new accounting guidance for convertible debt instruments, noncontrolling interests, determining whether instruments granted in share-based payment transactions are participating securities and disclosures about derivative instruments and hedging activities discussed previously in Note A, the following accounting pronouncements were also adopted during the year ended January 31, 2010:
In January 2010, the FASB issued amendments to the accounting guidance on noncontrolling interests in consolidated financial statements. This accounting guidance clarifies that the scope of the decrease in ownership provisions of the original guidance applies to (1) a subsidiary or group of assets that is a business, (2) a subsidiary that is a business and is transferred to an equity method investee or joint venture and (3) an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity (including an equity method investee or joint venture). This accounting guidance also clarifies that the decrease in ownership provisions of the original guidance does not apply to sales of in substance real estate, even if they involve businesses. The accounting guidance expands the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets. For entities that have previously adopted the accounting guidance on noncontrolling interests in consolidated financial statements, this accounting guidance is effective beginning in the first annual or interim reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period in which the original guidance was adopted. The adoption and retrospective application of this accounting guidance on January 31, 2010 did not have a material impact on the Company’s financial statements.
In August 2009, the FASB issued amendments to the accounting guidance for the fair value measurement of liabilities. This guidance provides clarification that, in circumstances in which a quoted market price in an active market for the identical liability is not available, the fair value of a liability must be measured by using either (1) a valuation technique that uses quoted prices for identical or similar liabilities or (2) another valuation technique that is consistent with the principles of fair value measurements. In addition, this guidance clarifies that when estimating the fair value of a liability, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability, and clarifies how the price of a traded debt security should be considered in estimating the fair value of a liability. This guidance is effective for annual and interim reporting periods beginning after its issuance. The adoption of this guidance on November 1, 2009 did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued accounting standards codification and the hierarchy of generally accepted accounting principles (“GAAP”) that establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of GAAP recognized by the FASB to be applied by nongovernmental entities. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and as of this date, the Codification superseded all non-Securities and Exchange Commission accounting and reporting standards. For this annual report on Form 10-K for the year ended January 31, 2010, the Company’s references to accounting guidance have been revised to conform with the Codification.
In April 2009, the FASB issued accounting guidance for interim disclosures about fair value of financial instruments. This guidance amends the initial standards on fair value of financial instruments and interim financial reporting to require disclosure about the fair value of financial instruments at interim reporting periods. The guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted the disclosure requirements of this guidance on July 31, 2009.
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
Accounting guidance on fair value measurements defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about the use of fair value measurements. This guidance does not require new fair value measurements, but applies to accounting pronouncements that require or permit fair value measurements. This guidance is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued two Staff Positions on fair value measurements. The first excludes the FASB accounting guidance on leases and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under the guidance on leases. The second delays the effective date of fair value measurements for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted this guidance for its financial assets and liabilities on February 1, 2008 (see Note K – Fair Value Measurements) and for its nonfinancial assets and liabilities on February 1, 2009.

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
The following new accounting pronouncements will be adopted on their respective required effective date:
In January 2010, the FASB issued amendments to the accounting guidance on fair value measurements and disclosures. This guidance requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. It also requires an entity to present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). This guidance clarifies existing disclosures related to the level of disaggregation and inputs and valuation techniques. This guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for the disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
B. Notes and Accounts Receivable, Net
The components of notes and accounts receivable, net are as follows:

	Years Ended January 31,
	2010	2009
	(in thousands)

Straight-line rent from tenants	$160,743	$148,644
Military Housing, primarily reimbursable construction costs receivable	58,938	79,326
Stapleton advances (see below)	41,329	35,732
Receivables from tenants	39,417	38,830
Other accounts receivable	91,460	88,190
Notes receivable	30,474	63,901

	422,361	454,623

Allowance for doubtful accounts	(33,825)	(27,213)

Notes and Accounts Receivable, Net	$388,536	$427,410

Weighted average interest rate on notes receivable	6.01%	5.45%

Notes receivable due within one year	$10,001	$29,696
Stapleton Advances
Stapleton Land, LLC has made certain advances to the Park Creek Metropolitan District (the “District”) for in-tract infrastructure. The advances are subordinate to the District’s senior and subordinated bonds (See Note I – Financing Arrangements). For the years ended January 31, 2010 and 2009, Stapleton Land, LLC had advances outstanding of $41,329,000 and $35,732,000, respectively, included in other receivables in the Company’s Consolidated Balance Sheets. The Company recorded approximately $3,120,000, $2,053,000 and $920,000 of interest income related to these advances in the Consolidated Statements of Operations, for the years ended January 31, 2010, 2009 and 2008, respectively. The Company believes the amount outstanding as of January 31, 2010 is fully collectible and is expected to be received within the next thirty-six months.
C. Investments in and Advances to Affiliates
Included in investments in and advances to affiliates are unconsolidated investments in entities that the Company does not control and/or is not deemed to be the primary beneficiary, and which are accounted for under the equity method of accounting, as well as advances to partners and other affiliates.
Following is a reconciliation of members’ and partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	January 31,
	2010	2009
	(in thousands)

Members’ and partners’ equity, as below	$568,954	$595,163
Equity of other members and partners	503,708	534,942

Company’s investment in partnerships	$65,246	$60,221
Advances to and on behalf of other affiliates	200,097	168,774

Total Investments in and Advances to Affiliates	$265,343	$228,995

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
C. Investments in and Advances to Affiliates (continued)
Summarized financial information for all of the Company’s equity method investments, including those shown separately later in this Note C, is as follows:

	(Combined 100%)
	January 31,
	2010	2009
	(in thousands)

Balance Sheet:
Real Estate
Completed rental properties	$4,380,406	$3,967,896
Projects under development	785,548	931,411
Land held for development or sale	268,658	278,438

Total Real Estate	5,434,612	5,177,745

Less accumulated depreciation	(723,314)	(680,013)

Real Estate, net	4,711,298	4,497,732

Restricted cash - military housing bond funds	481,615	795,616
Other restricted cash	222,752	207,507
Other assets	499,204	482,431

Total Assets	$5,914,869	$5,983,286

Mortgage debt, nonrecourse	$4,419,937	$4,571,375
Other liabilities	925,978	816,748
Members’ and partners’ equity	568,954	595,163

Total Liabilities and Members’/Partners’ Equity	$5,914,869	$5,983,286

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
C. Investments in and Advances to Affiliates (continued)

	(Combined 100%)
	Years Ended January 31,
	2010	2009	2008
	(in thousands)
Operations:
Revenues	$868,589	$901,892	$829,920
Operating expenses	(587,759)	(649,953)	(551,925)
Interest expense including early extinguishment of debt	(222,010)	(222,340)	(202,835)
Impairment of real estate(1)	-	(66,873)	(22,526)
Depreciation and amortization	(160,850)	(149,496)	(127,813)
Interest and other income	13,559	49,537	61,826

Loss from continuing operations	(88,471)	(137,233)	(13,353)

Discontinued operations:
Operating earnings (loss) from rental properties	(945)	2,823	7,551
Gain on disposition of rental properties(2)	-	3,470	31,148

Discontinued operations subtotal	(945)	6,293	38,699

Net earnings (loss) (pre-tax)	$(89,416)	$(130,940)	$25,346

Company’s portion of net earnings (loss) (pre-tax)	(28,458)	(27,892)	12,273
Impairment of investment in unconsolidated entities(1)	(36,356)	(7,693)	(3,200)
Gain on dispositon of equity method investments(2)	49,761	-	-

Net earnings (loss) (pre-tax) from unconsolidated entities	$(15,053)	$(35,585)	$9,073

(1)	The following tables show the detail of the impairments noted above:

		Years Ended January 31,
		2010	2009	2008
Impairment of real estate:		(in thousands)

Mercury (Condominium)	(Los Angeles, California)	$-	$28,910	$22,526
Navy Midwest (Land owned by Military Housing Project)	(Chicago, Illinois)	-	30,000	-
Specialty Retail Centers:
Coachella Plaza	(Coachella, California)	-	1,870	-
Southgate Mall	(Yuma, Arizona)	-	1,356	-
El Centro Mall	(El Centro, California)	-	4,737	-

Total impairment of real estate		$-	$66,873	$22,526

Company’s portion of impairment of real estate		$-	$13,592	$8,269

Impairment of investment in unconsolidated entities:

Apartment Communities:
Millender Center	(Detroit, Michigan)	$10,317	$-	$-
Uptown Apartments	(Oakland, California)	6,781	-	-
Metropolitan Lofts	(Los Angeles, California)	2,505	-	-
Residences at University Park	(Cambridge, Massachusetts)	855	-	-
Fenimore Court	(Detroit Michigan)	693	-	-
Classic Residence by Hyatt (Supported-living Apartments)	(Yonkers, New York)	3,152	1,107	-
Advent Solar (Office Building)	(Albuquerque, New Mexico)	1,693	-	-
Southgate Mall (Specialty Retail Center)	(Yuma, Arizona)	1,611	-	-
Pittsburgh Peripheral (Commercial Group Land Project)	(Pittsburgh, Pennsylvania)	7,217	3,937	-
Mixed-Use Land Development:
Shamrock Business Center	(Painesville, Ohio)	1,150	-	-
Old Stone Crossing at Caldwell Creek	(Charlotte, North Carolina)	122	365	300
Palmer	(Manatee County, Florida)	-	1,214	-
Cargor VI	(Manatee County, Florida)	-	892	-
Gladden Farms II	(Marana, Arizona)	-	-	850
Smith Family Homes	(Tampa, Florida)	-	-	2,050
Other		260	178	-

Total impairment of investment in unconsolidated entities		$36,356	$7,693	$3,200

Total impairment of unconsolidated entities		$36,356	$21,285	$11,469

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
C. Investments in and Advances to Affiliates (continued)
(2)
Upon disposition, investments accounted for on the equity method are not classified as discontinued operations; therefore, gains or losses on the sale of equity method rental properties and investments are reported in continuing operations when sold. The following table shows the detail of the gains on the disposition of equity method rental properties and investments:

		Years Ended January 31,
		2010	2009	2008
Gain on disposition of equity method rental properties:		(in thousands)

White Acres (Apartment Community)	(Richmond Heights, Ohio)	$-	$-	$4,212
Office Buildings:
Emery-Richmond	(Warrensville Heights, Ohio)	-	400	-
One International Place	(Cleveland, Ohio)	-	3,070	-
University Park at MIT Hotel	(Cambridge, Massachusetts)	-	-	26,936

Total gain on disposition of equity method rental properties		$-	$3,470	$31,148

Company’s portion of gain on disposition of equity method rental properties		$-	$1,081	$14,392

Gain on disposition of equity method investments:

Apartment Communities:
Boulevard Towers (a)	(Amherst, New York)	$4,498	$-	$-
Clarkwood	(Warrensville Heights, Ohio)	6,983	-	-
Granada Gardens	(Warrensville Heights, Ohio)	6,577	-	-
Sale of three Classic Residence by Hyatt (Supported-living Apartments)	(Chevy Chase, Maryland,
Teaneck, New Jersey and Yonkers, New York)		31,703	-	-

Total gain on disposition of equity method investments		$49,761	$-	$-

(a)	The Company disposed of its 50% ownership interest in Boulevard Towers in a nonmonetary exchange for 100% ownership in North Church Towers, an apartment complex in Parma Heights, Ohio.
For the years ended January 31, 2010 and 2009, Nets Sports and Entertainment, LLC (“NSE”), an equity method investment that owns The Nets and certain real estate in Brooklyn, New York for the sports and entertainment arena currently under construction, was deemed a significant subsidiary. Summarized financial information for NSE is as follows:

	January 31,
	2010	2009
	(in thousands)

Balance Sheet:
Projects under development	$244,004	$175,278
Cash and equivalents	7,664	5,452
Restricted cash	23,131	464
Franchise and other assets, net	209,514	218,414

Total Assets	$484,313	$399,608

Loans payable, nonrecourse	$254,132	$226,461
Payable to affiliates	180,328	123,640
Other liabilities	168,033	95,305
Members’ deficit	(118,180)	(45,798)

Total Liabilities and Members’ Deficit	$484,313	$399,608

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
C. Investments in and Advances to Affiliates (continued)

	Years Ended January 31,
	2010	2009	2008
	(in thousands)

Operations:
Revenues	$76,298	$92,373	$100,735
Operating expenses	(108,201)	(120,164)	(123,355)
Interest expense, net	(18,611)	(11,972)	(13,962)
Depreciation and amortization	(21,868)	(38,006)	(41,180)

Net loss (pre-tax)	$(72,382)	$(77,769)	$(77,762)

Company’s portion of net loss (pre-tax)	$(49,422)	$(42,236)	$(19,697)

Cash Flows:
Net cash flows used in operating activities	$(44,351)	$(28,592)	$(35,069)
Net cash flows used in investing activities	(24,257)	(20,635)	(44,139)
Net cash flows provided by financing activities	70,820	45,470	85,574

Net increase (decrease) in cash and equivalents	$2,212	$(3,757)	$6,366

Combined summarized financial information for the Company’s real estate equity method investments that were considered significant investees as of January 31, 2010 or 2008 is included in the tables below. The Company did not have any real estate equity method investments that were considered significant investees as of January 31, 2009.

	January 31,
	2010	2009
	(in thousands)

Balance Sheet:
Real Estate
Completed rental properties	$1,098,941	$1,159,942
Projects under development	3,131	39,005
Land held for development or sale	-	21,169

Total Real Estate	1,102,072	1,220,116

Less accumulated depreciation	(164,481)	(174,612)

Real Estate, net	937,591	1,045,504

Restricted cash	12,885	23,467
Other assets	49,687	44,794

Total Assets	$1,000,163	$1,113,765

Mortgage debt, nonrecourse	$1,012,976	$1,120,172
Other liabilities	86,054	87,765
Members’ and partners’ equity	(98,867)	(94,172)

Total Liabilities and Members’/Partners’ Equity	$1,000,163	$1,113,765

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
C. Investments in and Advances to Affiliates (continued)

	Years Ended January 31,
	2010	2009	2008
	(in thousands)

Operations:
Revenues	$183,488	$226,038	$331,167
Operating expenses	(104,905)	(132,788)	(223,850)
Interest expense including early extinguishment of debt	(51,340)	(54,992)	(57,041)
Impairment of real estate	-	(28,910)	(22,526)
Depreciation and amortization	(26,987)	(27,244)	(24,264)
Interest and other income	186	699	942

Earnings (loss) from continuing operations	$442	$(17,197)	$4,428

Discontinued Operations:
Gain on disposition of unconsolidated entities	-	-	4,212
Income from discontinued operations	1,262	-	584

Discontinued operations subtotal	1,262	-	4,796

Net earnings (loss) (pre-tax)	$1,704	$(17,197)	$9,224

Company’s portion of net earnings (loss) (pre-tax)	$(74)	$(5,673)	$4,097

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

	January 31,
	2010	2009
	(in thousands)

Lease procurement costs, net	$319,700	$338,385
Prepaid expenses	264,971	315,307
Intangible assets, net(1)	143,229	155,800
Mortgage procurement costs, net	93,721	96,767
Other deferred costs, net	14,764	30,012

Other Assets	$836,385	$936,271

(1)
During the years ended January 31, 2010, 2009 and 2008, the Company recorded $12,063, $15,766 and $12,072, respectively, of amortization expense related to intangible assets. The estimated aggregate amortization expense related to intangible assets is $11,701, $8,734, $8,900, $7,069 and $6,212 for the years ended January 31, 2011, 2012, 2013, 2014 and 2015, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
E.   Mortgage Debt, Nonrecourse
Nonrecourse mortgage debt, which is collateralized solely by completed rental properties, projects under development and undeveloped land, was as follows:

						Total
January 31, 2010	Operating	Development		Land		Weighted
	Properties	Projects		Projects	Total	Average Rate
	(dollars in thousands)

Fixed	$4,044,601	$-		$9,328	$4,053,929	6.07%
Variable
Taxable	1,387,527	1,059,600		11,699	2,458,826	4.92%
Tax-Exempt	714,615	203,900		43,000	961,515	1.92%

	$6,146,743	$1,263,500	(1)	$64,027	$7,474,270	5.16%

Total commitment from lenders		$1,857,139		$70,885

					Total
January 31, 2009	Operating	Development	Land		Weighted
	Properties	Projects	Projects	Total	Average Rate
	(dollars in thousands)

Fixed	$4,080,906	$30,677	$3,162	$4,114,745	6.04%
Variable
Taxable	1,402,537	633,866	39,617	2,076,020	4.32%
Tax-Exempt	602,875	236,750	48,000	887,625	1.76%

	$6,086,318	$901,293	$90,779	$7,078,390	5.00%

Total commitment from lenders		$2,172,224	$98,209

(1)
Proceeds from outstanding debt of $47,305 described above are recorded as restricted cash in the Consolidated Balance Sheets. For bonds issued in conjunction with development, the full amount of the bonds is issued at the beginning of construction and must remain in escrow until costs are incurred.

The Company generally borrows funds for development and construction projects with maturities of two to five years utilizing variable-rate financing. Upon opening and achieving stabilized operations, the Company generally pursues long-term fixed-rate financing.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
E.   Mortgage Debt, Nonrecourse (continued)
To mitigate short-term variable-interest rate risk, the Company has purchased interest rate hedges for its mortgage debt portfolio as follows:
Taxable (Priced off of London Interbank Offered Rate (“LIBOR”) Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)

02/01/10-02/01/11 (1)	$1,110,116	4.73%	$1,221,406	4.53%
02/01/11-02/01/12	16,192	6.50	799,981	5.41
02/01/12-02/01/13	491,182	5.53	729,110	5.37
02/01/13-02/01/14	476,100	5.50	685,000	5.43
02/01/14-09/01/17	-	-	640,000	5.50
(1)
These LIBOR-based hedges as of February 1, 2010 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2011.

Tax-Exempt (Priced off of Securities Industry and Financial Markets Association (“SIFMA”) Index)

	Caps		Swap
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
		(dollars in thousands)

02/01/10-02/01/11	$175,025	5.84%	$57,000	3.21%
02/01/11-02/01/12	164,225	5.76	57,000	3.21
02/01/12-02/01/13	103,515	5.78	57,000	3.21
As of January 31, 2010, the composition of mortgage debt maturities including scheduled amortization and balloon payments for the next five years are as follows:
Mortgage Debt Nonrecourse Table

			Scheduled
	Total	Scheduled	Balloon
Fiscal Years Ending January 31,	Maturities	Amortization	Payments
	(in thousands)

2011	$850,074	$85,186	$764,888
2012	$1,005,095	$72,960	$932,135
2013	$1,179,927	$57,537	$1,122,390
2014	$907,710	$47,155	$860,555
2015	$538,370	$33,589	$504,781
Subsequent to January 31, 2010, the Company addressed approximately $153,083,000 of mortgage debt scheduled to mature during the year ending January 31, 2011, through closed transactions, commitments and/or automatic extensions. The Company also has extension options available on $158,230,000 of mortgage debt scheduled to mature during the year ended January 31, 2011, all of which require some predefined condition in order to qualify for the extension, such as meeting or exceeding leasing hurdles, loan to value ratios or debt service coverage requirements. The Company cannot give assurance that the defined hurdles or milestones will be achieved to qualify for these extensions.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
E.   Mortgage Debt, Nonrecourse (continued)
The Company is in current negotiations to refinance and/or extend the remaining $453,575,000 of mortgage debt scheduled to mature during the year ending January 31, 2011. In the unlikely event that an agreement is not reached with a lender to refinance or extend any maturing debt, the encumbered assets could be turned over to the lender in lieu of satisfying the maturing balloon payment. It is management’s belief that it is unlikely that a material number of assets would be turned over to the lenders and the impact of this unlikely event would not have a material effect on the financial condition or operations of the Company.
The following table summarizes interest incurred and paid on mortgage debt, nonrecourse.

	Years Ended January 31,
	2010	2009	2008
	(in thousands)

Interest incurred	$391,804	$393,303	$344,199
Interest incurred from discontinued operations	$2,184	$7,210	$11,672
Interest paid	$376,680	$383,584	$334,164
F.   Notes Payable
Notes payable are primarily nonrecourse to the Company and relate to various financing arrangements for the Company’s partnerships. The weighted average interest rates at January 31, 2010 and 2009 are 5.90% and 5.50%, respectively. These notes payable mature at various dates ranging from 2010 to 2029. The estimated payments for the next five years approximate: $13,718,000 in 2010, $8,561,000 in 2011, $51,988,000 in 2012, $54,452,000 in 2013 and $458,000 in 2014.
The Company’s notes payable are comprised of the following at January 31, 2010 and 2009:

	January 31,
	2010	2009
	(in thousands)

Note payable secured by Military Housing fee income (nonrecourse, maturing in 2012)	$50,000	$50,000
Mezzanine financings related to two Residential Group properties in New York (subordinated and nonrecourse, maturing in 2013)	45,000	45,000
Other	63,798	86,919

Total Notes Payable	$158,798	$181,919

The following table summarizes interest incurred and paid on notes payable:

	Years Ended January 31,
	2010	2009	2008
	(in thousands)
Interest incurred	$9,457	$9,417	$5,013
Interest paid	$9,009	$8,940	$5,330

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
G.   Bank Revolving Credit Facility
On January 29, 2010, the Company and its 15-member bank group entered into a Second Amended and Restated Credit Agreement and a Second Amended and Restated Guaranty of Payment of Debt (collectively the “Credit Agreement”). The Credit Agreement, which matures on February 1, 2012, provides for total borrowings available under the Credit Agreement of $500,000,000. The Credit Agreement is subject to permanent reduction as the Company receives net proceeds from specified external capital raising events in excess of $250,000,000. The Credit Agreement bears interest at either a LIBOR-based rate or a Base Rate Option. The LIBOR Rate Option is the greater of 5.75% or 3.75% over LIBOR and the Base Rate Option is the greater of the LIBOR Rate Option, 1.5% over the Prime Rate or 0.5% over the Federal Funds Effective Rate (“FFER”). Up to 20% of the available borrowings may be used for letters of credit or surety bonds. Additionally, the Credit Agreement requires approximately 20% of available borrowings to be reserved for the retirement of specified indebtedness. The Credit Agreement imposes a number of restrictive covenants on the Company, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that it may incur, restrictions on the pledging of ownership interests in subsidiaries, limitations on the use of cash sources and a prohibition on common stock dividends through the maturity date. The Credit Agreement also contains certain financial covenants, including the maintenance of minimum liquidity, certain debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as defined in the Credit Agreement). At January 31, 2010, the Company was in compliance with all of these financial covenants.
In connection with the Credit Agreement, the Company also entered into a Pledge Agreement (“Pledge Agreement”) with various banks party to the Credit Agreement. The Pledge Agreement secures its obligations under the Credit Agreement by granting a security interest to certain banks in its right, title and interest as a member, partner, shareholder or other equity holder of its direct subsidiaries, including, but not limited to, its right to receive profits, proceeds, accounts, income, dividends, distributions or return of capital from such subsidiaries, to the extent the granting of such security interest would not result in a default under project level financing or the organizational documents of such subsidiary.
Subsequent to year end, the Company entered into a first amendment to the Credit Agreement that permitted it to issue preferred stock for cash or in exchange for certain of its senior notes. The amendment also permitted it to pay dividends on the preferred stock, so long as no event of default has occurred or would occur as a result of the payment. To the extent the preferred stock was exchanged for specified indebtedness, the reserve required under the Credit Agreement was reduced on a dollar for dollar basis under the terms of the first amendment. This effectively reduced its required reserve to approximately 10% of the available borrowings.
The available credit on the bank revolving credit facility and its related terms at January 31, 2010 and 2009 were as follows:

	January 31,
	2010	2009
	(in thousands)

Maximum borrowings	$500,000	$750,000
Less outstanding balances and reserves:
Borrowings	83,516	365,500
Letters of credit	90,939	65,949
Surety bonds	-	-
Reserve for retirement of indebtedness	105,067	-

Available credit	$220,478	$318,551

Related Terms:
Weighted average interest rate	5.75%	2.98%
LIBOR rate option	Greater of 5.75% or 3.75% + LIBOR	2.50% + LIBOR

Base rate option	Greater of LIBOR Rate Option, 0.50% + FFER, or 1.50% + Prime rate	1.50% + Prime rate

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
G.   Bank Revolving Credit Facility (continued)
Interest incurred and paid on the bank revolving credit facility was as follows:

	Years Ended January 31,
	2010	2009	2008
	(in thousands)

Interest incurred	$7,298	$8,211	$9,449
Interest paid	$7,156	$7,422	$10,292
H.   Senior and Subordinated Debt
The Company’s Senior and Subordinated Debt is comprised of the following at January 31, 2010 and 2009:

	January 31,
	2010	2009
	(in thousands)
Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011, net of discount	$98,944	$248,154
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	198,480	-
7.625% Senior Notes due 2015	300,000	300,000
5.000% Convertible Senior Notes due 2016	200,000	-
6.500% Senior Notes due 2017	150,000	150,000
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	1,047,424	798,154

Subordinated Debt:
Redevelopment Bonds due 2010	-	18,910
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Subordinated Debt	29,000	47,910

Total Senior and Subordinated Debt	$1,076,424	$846,064

During March 2010, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Company’s senior notes due in 2011, 2015 and 2017. Under the terms of the agreements, the holders agreed to exchange their notes for a new issue of Series A Cumulative Perpetual Convertible Preferred Stock (“Preferred Stock”). A total of $178,700,000 aggregate principal amounts of notes was exchanged for $170,000,000 of Preferred Stock (See Note V – Subsequent Events).
Puttable Equity-Linked Senior Notes due 2011
On October 10, 2006, the Company issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 (“2011 Notes”) in a private placement. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15. During the year ended January 31, 2009, the Company purchased on the open market $15,000,000 in principal of its 2011 Notes resulting in a gain, net of associated deferred financing costs of $3,692,000, which is recorded as early extinguishment of debt in the Consolidated Statements of Operations. On October 7, 2009, the Company entered into privately negotiated exchange agreements with certain holders of the 2011 Notes to exchange $167,433,000 of aggregate principal amount of their 2011 Notes for a new issue of 3.625% puttable equity-linked senior notes due October 2014. This exchange resulted in a gain, net of associated deferred financing costs of $4,683,000, which is recorded as early extinguishment of debt in the Consolidated Statements of Operations. There was $105,067,000 ($98,944,000, net of discount) and $272,500,000 ($248,154,000, net of discount) of principal outstanding at January 31, 2010 and 2009, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
H.   Senior and Subordinated Debt (continued)
Holders may put their notes to the Company at their option on any day prior to the close of business on the scheduled trading day immediately preceding July 15, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the put value rate (as defined) on each such day; (2) during any fiscal quarter after the fiscal quarter ending January 31, 2007, if the last reported sale price of the Company’s Class A common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the applicable put value price in effect on the last trading day of the immediately preceding fiscal quarter; or (3) upon the occurrence of specified corporate events as set forth in the applicable indenture. On and after July 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may put their notes to the Company at any time, regardless of the foregoing circumstances. In addition, upon a designated event, as defined, holders may require the Company to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, as set forth in the applicable indenture. At January 31, 2010, none of the aforementioned circumstances have been met.
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
The 2011 Notes are the Company’s only senior notes that qualify as convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement (see the “Retrospective Adoption of Accounting Guidance for Convertible Debt Instruments” section of Note A). The carrying amounts of the Company’s debt and equity balances related to the 2011 Notes as of January 31, 2010 and 2009 are as follows:

	January 31,
	2010	2009
	(in thousands)

Carrying amount of equity component	$16,769	$45,885

Outstanding principal amount of the puttable equity-linked senior notes	105,067	272,500
Unamortized discount	(6,123)	(24,346)

Net carrying amount of the puttable equity-linked senior notes	$98,944	$248,154

The unamortized discount will be amortized as additional interest expense through October 15, 2011. The effective interest rate for the liability component of the puttable equity-linked senior notes was 7.51% for the years ended January 31, 2010, 2009 and 2008. The Company recorded non-cash interest expense of $6,809,000, $8,943,000 and $8,638,000 for the years ended January 31, 2010, 2009 and 2008, respectively. The Company recorded contractual interest expense of $7,973,000, $10,252,000 and $10,422,000 for the years ended January 31, 2010, 2009 and 2008, respectively.

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
Convertible Senior Notes due 2016
On October 26, 2009, the Company issued $200,000,000 of 5.00% convertible senior notes due October 15, 2016 in a private placement. The notes were issued at par and accrued interest is payable semi-annually on April 15 and October 15, beginning April 15, 2010. Net proceeds from the issuance, net of the cost of the convertible note hedge transaction described below and estimated offering costs, were $177,262,000.
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
Subordinated Debt
In November 2000, the Company issued $20,400,000 of 8.25% redevelopment bonds due September 15, 2010 in a private placement, with semi-annual interest payments due on March 15 and September 15. The Company entered into a total rate of return swap (“TRS”) for the benefit of these bonds that was set to expire on September 15, 2009. Under the TRS, the Company received a rate of 8.25% and paid the SIFMA rate plus a spread.
The TRS, accounted for as a derivative, was required to be marked to fair value at the end of each reporting period. As stated in the “Fair Value Hedges of Interest Rate Risk” section of Note J, any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowings. At January 31, 2009, the fair value of the TRS was ($1,490,000), recorded in accounts payable and accrued expenses; therefore, the fair value of the bonds was reduced by the same amount to $18,910,000 (see Note K - Fair Value Measurements). On July 13, 2009, the TRS contract was terminated and subsequently, a consolidated wholly-owned subsidiary of the Company purchased the redevelopment bonds at par which effectively extinguished the subordinated debt.
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
The following table summarizes interest incurred and paid on senior and subordinated debt.

	Years Ended January 31,
	2010	2009	2008
	(in thousands)

Interest incurred	$54,598	$60,629	$60,494
Interest paid	$51,426	$52,095	$52,250
Consolidated Interest Expense
The following table summarizes interest incurred, capitalized and paid on all forms of indebtedness (included in Notes E, F, G and H).

	Years Ended January 31,
	2010	2009	2008
	(in thousands)

Interest incurred	$463,157	$471,560	$419,155
Interest capitalized	(112,887)	(107,222)	(96,398)

Net interest expense	$350,270	$364,338	$322,757

Interest incurred from discontinued operations	$2,184	$7,210	$11,672

Cash paid for interest (net of amount capitalized)	$330,309	$352,459	$312,664

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
I.   Financing Arrangements
Collateralized Borrowings
On July 13, 2005, the District issued $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds, Series 2005 (the “Senior Subordinate Bonds”) and Stapleton Land II, LLC, a consolidated subsidiary, entered into an agreement whereby it will receive a 1% fee on the Senior Subordinate Bonds in exchange for providing certain credit enhancement. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The Senior Subordinate Bonds were refinanced on April 16, 2009 with proceeds from the issuance of $86,000,000 of Park Creek Metropolitan District Senior Limited Property Tax Supported Revenue Refunding and Improvement Bonds, Series 2009. The credit enhancement arrangement expired with the refinancing of the Senior Subordinate Bonds on April 16, 2009. The Company recorded $132,000, $652,000 and $722,000 of interest income related to the credit enhancement arrangement in the Consolidated Statements of Operations for the years ended January 31, 2010, 2009 and 2008, respectively.
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
During the year ended January 31, 2009, one of the Company’s consolidated subsidiaries purchased $10,000,000 of the Converted Bonds from one of the investment banks. Simultaneous with the purchase, a $10,000,000 TRS contract was terminated and the corresponding amount of the secured borrowing was removed from the Consolidated Balance Sheets. On April 16, 2009, an additional $5,000,000 of the Converted Bonds was purchased by one of the Company’s consolidated subsidiaries, and a corresponding amount of a related TRS was terminated and the corresponding secured borrowing was removed from the Consolidated Balance Sheets. The fair value of the Converted Bonds recorded in other assets in the Consolidated Balance Sheets was $58,000,000 at both January 31, 2010 and 2009. The outstanding TRS contracts on the $43,000,000 and $48,000,000 of secured borrowings related to the Converted Bonds at January 31, 2010 and 2009, respectively, were supported by collateral consisting primarily of certain notes receivable owned by the Company aggregating $33,059,000. The Company recorded net interest income of $2,331,000, $3,205,000 and $1,451,000 related to the TRS in the Consolidated Statements of Operations for the years ended January 31, 2010, 2009 and 2008, respectively.
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
During the year ended January 31, 2009, Lehman filed for bankruptcy and the remaining $100,000,000 of the DURA bonds were transferred to a creditor of Lehman. As a result, the Company reassessed the collectability of the Fee and decreased the fair value of the Fee to $-0-, resulting in an increase to operating expenses in our Consolidated Statements of Operations of $13,816,000 for the year ended January 31, 2009. Stapleton Land, LLC informed Lehman that it determined that a “Special Member Termination Event” had occurred because Stapleton Land, LLC (a) fulfilled all of its bond purchase obligations under the transaction documents by purchasing or causing to be redeemed or repurchased all of the bonds held by Lehman and (b) fulfilled all other obligations in accordance with the transaction documents. Therefore, Stapleton Land, LLC has no other financing obligations with Lehman.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
I.   Financing Arrangements (continued)
The Company recorded interest income of $-0-, $4,546,000 and $8,018,000 related to the change in fair value of the Fee in the Consolidated Statements of Operations for the years ended January 31, 2010, 2009 and 2008, respectively.
A consolidated subsidiary of the Company has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $16,540,000 of this commitment as of January 31, 2010. In addition, on June 23, 2009, the consolidated subsidiary committed to fund $10,000,000 to the City of Denver and certain of its entities to be used to fund additional infrastructure projects and has funded $1,268,000 of this commitment as of January 31, 2010.
J.   Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned decreases in earnings and cash flows that may be caused by interest rate volatility. Derivative instruments that are used as part of the Company’s strategy include interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. The Company enters into interest rate swaps to convert certain floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions or forward starting swaps to hedge the changes in benchmark interest rates on forecasted financings. Option products utilized include interest rate caps, floors, interest rate swaptions and Treasury options. The use of these option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt. The caps and floors have typical durations ranging from one to three years while the Treasury options are for periods of five to ten years. The Company also enters into interest rate swap agreements for hedging purposes for periods that are generally one to ten years. The Company does not have any Treasury options outstanding at January 31, 2010.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate caps and swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company recorded interest expense of $1,012,000, $515,000 and $176,000 for the years ended January 31, 2010, 2009 and 2008, respectively, in the Consolidated Statements of Operations, which represented total ineffectiveness of all fully consolidated cash flow hedges of which $928,000, $-0- and $50,000 for the years ended January 31, 2010, 2009 and 2008, respectively, represented the amount of derivative losses reclassified into earnings from accumulated OCI as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter (missed forecasted transaction). As of January 31, 2010, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $27,267,000, net of tax. However, the actual amount reclassified could vary due to future changes in fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by the Company and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that the Company and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At January 31, 2010, the SIFMA rate is 0.20%. Additionally, the Company and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to the Company and/or the Joint Ventures. At January 31, 2010, the aggregate notional amount of TRS that are designated as fair value hedging instruments under the accounting guidance on derivatives and hedging activities, in which the Company and/or the consolidated Joint Ventures have an interest, is $482,940,000. The Company believes the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt. The underlying TRS borrowings are subject to a fair value adjustment (refer to Note K – Fair Value Measurements).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
J.   Derivative Instruments and Hedging Activities (continued)
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
The Company has entered into forward swaps to protect itself against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed-rate borrowings. At the time the Company secures and locks an interest rate on an anticipated financing, it intends to simultaneously terminate the forward swap associated with that financing. At January 31, 2010, the Company has two forward swaps, with notional amounts of $69,325,000 and $120,000,000, respectively, neither of which qualify as cash flow hedges under the accounting guidance on derivatives and hedging activities. As such, the change in fair value of these swaps is marked to market through earnings on a quarterly basis. Related to these forward swaps, the Company recorded ($4,761,000), $14,564,000 and $7,184,000 for the years ended January 31, 2010, 2009 and 2008, respectively, as an increase (reduction) of interest expense in its Consolidated Statements of Operations. During the year ended January 31, 2009, the Company purchased an interest rate floor in order to mitigate the interest rate risk on one of the forward swaps ($120,000,000 notional) should interest rates fall below a certain level.
The following table presents the fair values and location in the Consolidated Balance Sheets of all derivative instruments as of January 31, 2010:

	Fair Value of Derivative Instruments
	January 31, 2010
				Liability Derivatives
	Asset Derivatives			(included in Accounts Payable
	(included in Other Assets)			and Accrued Expenses)
	Current			Current
	Notional	Fair Value		Notional	Fair Value
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate caps and floors	$549,600	$1,738	(1)	$-	$-
Interest rate swap agreements	-	-		1,149,081	101,549
TRS	-	-		390,090	42,989

Total derivatives designated as hedging instruments	$549,600	$1,738		$1,539,171	$144,538

Derivatives Not Designated as Hedging Instruments

Interest rate caps and floors	$1,350,811	$33	(2)	$-	$-
Interest rate swap agreements	20,667	2,154		189,325	36,582
TRS	-	-		40,531	11,406

Total derivatives not designated as hedging instruments	$1,371,478	$2,187		$229,856	$47,988

(1)
$83 of the fair value applies to $105,882 of notional excluded from the associated current notional amount that is covered by other interest rate caps for the year ended January 31, 2010. These caps are active as of January 31, 2010; however, their effective periods are subsequent to this date.

(2)
$30 of the fair value applies to $439,302 of notional excluded from the associated current notional amount that is covered by other interest rate caps for the year ended January 31, 2010. These caps are active as of January 31, 2010; however, their effective periods are subsequent to this date.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
J.	Derivative Instruments and Hedging Activities (continued)
The following tables present the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets as of January 31, 2010, and in equity in loss of unconsolidated entities and interest expense in the Consolidated Statements of Operations for the year ended January 31, 2010:

		Loss Reclassified from
		Accumulated OCI
		(Effective Portion)

	Loss
	Recognized	Location on		Ineffectiveness
	in OCI	Consolidated		Recognized in
Derivatives Designated as	(Effective	Statements of		Interest Expense
Cash Flow Hedging Instruments(1)	Portion)	Operations	Amount	on Derivatives
	(in thousands)

Interest rate caps, interest rate swaps and Treasury options	$(24,590)	Interest expense	$(55,242)	$(1,012)
		Equity in loss of
		unconsolidated
Treasury options	-	entities	(178)	(1,099)

Total	$(24,590)		$(55,420)	$(2,111)

(1)	Gains and losses on terminated hedges included in accumulated OCI are being reclassified into interest expense over the original life of the hedged transactions as the transactions are still more likely than not to occur and would not be reflected in the previous table related to the fair value of designated derivatives (see Note K – Fair Value Measurements).
The following table presents the impact of gains and losses related to derivative instruments designated as fair value hedges included in interest expense in the Consolidated Statements of Operations for the year ended January 31, 2010:

Derivatives Designated as	Net Gain
Fair Value Hedging Instruments	Recognized (1)
Year Ended
January 31, 2010
(in thousands)

TRS	$16,351
(1)	The net loss recognized in interest expense in the Consolidated Statements of Operations from the change in fair value of the underlying TRS borrowings for the year ended January 31, 2010 was $16,351 offsetting the gain recognized on the TRS (see Note K – Fair Value Measurements).
The following table presents the impact of gains and losses related to derivative instruments not designated as hedging instruments included in interest expense in the Consolidated Statements of Operations for the year ended January 31, 2010:

Derivatives Not Designated as	Net Gain (Loss)
Hedging Instruments	Recognized
Year Ended
January 31, 2010
(in thousands)
Interest rate caps, interest rate swaps and floors	$1,388
TRS	(2,873)

Total	$(1,485)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
J.	Derivative Instruments and Hedging Activities (continued)
Credit-risk-related Contingent Features
The principal credit risk to the Company through its interest rate risk management strategy is the potential inability of the financial institution from which the derivative financial instruments were purchased to cover all of its obligations. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Company’s risk of loss approximates the fair value of the derivative. To mitigate this exposure, the Company generally purchases its derivative financial instruments from the financial institution that issues the related debt, from financial institutions with which the Company has other lending relationships, or from financial institutions with a minimum credit rating of AA at the time the Company enters into the transaction.
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
As of January 31, 2010, the aggregate fair value of all derivative instruments in a liability position, prior to the adjustment for nonperformance risk of ($12,790,000), is $205,316,000, for which the Company had posted collateral consisting primarily of cash and notes receivable of $113,656,000. If all credit risk contingent features underlying these agreements had been triggered on January 31, 2010, as discussed above, the Company would have been required to post collateral of the full amount of the liability position referred to above, or $205,316,000.
K.	Fair Value Measurements
The Company’s financial assets and liabilities subject to fair value measurements are interest rate caps, floors and swaptions, interest rate swap agreements (including forward swaps), TRS and borrowings subject to TRS (see Note J – Derivative Instruments and Hedging Activities). The Company’s impairment of real estate and unconsolidated entities are also subject to fair value measurements (see Note R – Discontinued Operations and Gain on Disposition of Rental Properties and Lumber Group and see Note S – Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-off of Abandoned Development Projects and Gain (Loss) on Early Extinguishment of Debt).
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
Measurement of Fair Value
The Company estimates the fair value of its hedging instruments, which includes the interest rate caps, floors and interest rate swap agreements (including forward swaps), based on interest rate market pricing models. Although the Company has determined that the significant inputs used to value its hedging instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of January 31, 2010, the Company has assessed the significance

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
K.	Fair Value Measurements (continued)
of the impact of the credit valuation adjustments on the overall valuation of its hedging instruments’ positions and has determined that the credit valuation adjustments are significant to the overall valuation of one interest rate swap, and are not significant to the overall valuation of all of its other hedging instruments. As a result, the Company has determined that one interest rate swap is classified in Level 3 of the fair value hierarchy and all of its other hedging instruments valuations are classified in Level 2 of the fair value hierarchy.
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
To determine the fair value of the underlying borrowings subject to TRS, the base price is initially used as the estimate of fair value. The Company adjusts the fair value based upon observable and unobservable measures, such as the financial performance of the underlying collateral, interest rate risk spreads for similar transactions and loan to value ratios. In the absence of such evidence, management’s best estimate is used. At January 31, 2010, the notional amount of TRS borrowings subject to fair value adjustments are approximately $482,940,000. The Company compares estimates of fair value to those provided by the respective counterparties on a quarterly basis. The Company has determined its fair value estimate of borrowings subject to TRS is classified in Level 3 of the fair value hierarchy.
Items Measured at Fair Value on a Recurring Basis
The Company’s financial assets consist of interest rate caps and floors, and interest rate swap agreements with a positive fair value and are included in other assets. The Company’s financial liabilities consist of interest rate swap agreements with a negative fair value and TRS with a negative fair value included in accounts payable and accrued expenses and borrowings subject to TRS included in mortgage debt, nonrecourse. The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of January 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
	at January 31, 2010
	Level 1	Level 2	Level 3	Total
		(in thousands)

Interest rate caps and floors	$-	$1,771	$-	$1,771
Interest rate swap agreements (positive fair value)	-	2,154	-	2,154
Interest rate swap agreements (negative fair value)	-	(48,494)	(89,637)	(138,131)
TRS (negative fair value)	-	-	(54,395)	(54,395)
Fair value adjustment to the borrowings subject to TRS	-	-	42,989	42,989

Total	$-	$(44,569)	$(101,043)	$(145,612)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
K.	Fair Value Measurements (continued)
The table below presents a reconciliation of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended January 31, 2010.

	Fair Value Measurements
	Year Ended January 31, 2010
			Fair value
			adjustment
	Interest Rate	Net	to the borrowings	Total TRS
	Swaps	TRS	subject to TRS	Related	Total
			(in thousands)

Balance, February 1, 2009	$(113,109)	$(67,873)	$59,340	$(8,533)	$(121,642)
Total realized and unrealized gains (losses):					-
Included in interest expense	-	14,302	(17,244)	(2,942)	(2,942)
Included in other comprehensive income	20,016	-	-	-	20,016
Purchases, issuances and settlements	-	(824)	893	69	69
Transfer to Level 2	3,456	-	-	-	3,456

Balance, January 31, 2010	$(89,637)	$(54,395)	$42,989	$(11,406)	$(101,043)

L.	Income Taxes
The income tax expense (benefit) related to continuing operations consists of the following:

	Years Ended January 31,
	2010	2009	2008
		(in thousands)

Current
Federal	$431	$(27,309)	$(13,114)
State	4,985	(278)	2,701

	5,416	(27,587)	(10,413)

Deferred
Federal	$(22,656)	$(18,074)	$7,616
State	(2,310)	15,542	5,907

	(24,966)	(2,532)	13,523

Total income expense (benefit)	$(19,550)	$(30,119)	$3,110

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
L.	Income Taxes (continued)
The effective tax rate for income taxes from continuing operations varies from the federal statutory rate of 35% due to the following items:

	Years Ended January 31,
	2010	2009	2008
	(dollars in thousands)

Earnings (loss) from continuing operations, before income taxes	$(26,953)	$(104,234)	$441
Equity in earnings (loss) of unconsolidated entities, net of impairment	(15,053)	(35,585)	9,073
Less: Noncontrolling interests	(6,610)	(13,817)	(19,504)

Loss from continuing operations, including noncontrolling interest, before income taxes	$(48,616)	$(153,636)	$(9,990)

Income taxes computed at the statutory rate	$(17,016)	$(53,773)	$(3,497)
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	4,547	(2,920)	3,234
Cumulative effect of change in state tax rate, net of federal benefit	(6,082)	7,930	-
State net operating loss, net of federal benefit	(8,849)	(3,596)	3,335
General Business Credits	(2,415)	(1,233)	(959)
Valuation allowance	10,266	20,741	(3,500)
Charitable contributions	2,195	3,002	2,019
Permanent adjustments	(5,359)	909	2,743
Other items	3,163	(1,179)	(265)

Total income tax expense (benefit)	$(19,550)	$(30,119)	$3,110

Effective tax rate	40.21%	19.60%	(31.13)%

The components of the deferred income tax expense (benefit) for continuing operations are as follows:
Excess of tax over financial statement depreciation and amortization	$691	$4,631	$(222)
Costs on land and rental properties under development expensed for tax purposes	12,520	9,274	11,268
Revenues and expenses recognized in different periods for tax and financial statement purposes	15,671	(22,479)	4,888
Difference between tax and financial statements related to unconsolidated entities	1,901	(4,114)	(6,274)
Impairment of real estate	(9,284)	(442)	(36)
Deferred state taxes, net of federal benefit	(6,239)	(6,803)	5,271
Utilization of (addition to) tax loss carryforward excluding effect of stock options	(41,019)	(11,695)	11,344
Cumulative effect of change in state tax rate, net of federal benefit	(6,082)	7,930	-
Valuation allowance	10,266	20,741	(3,500)
General Business Credits	(2,415)	(1,233)	(959)
Alternative Minimum Tax credits	(976)	1,658	(8,257)

Deferred income tax expense (benefit)	$(24,966)	$(2,532)	$13,523

See Note R for disclosure of income taxes for discontinued operations.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
L.	Income Taxes (continued)
The components of the deferred income tax liability are as follows.

	At January 31,
	Temporary Differences		Deferred Tax
	2010	2009	2010	2009
		(in thousands)

Depreciation	$510,203	$456,405	$197,872	$179,139
Capitalized costs	1,002,731	1,129,179	388,889	443,203
Tax loss carryforward	(170,987)	(55,152)	(59,845)	(19,303)
State loss carryforward, net of federal benefit	-	-	(27,659)	(18,792)
Valuation allowance	-	-	58,396	48,155
Federal tax credits and other carryforwards	-	-	(61,193)	(58,049)
Other comprehensive income (loss)	(142,543)	(175,800)	(55,278)	(69,002)
Basis in unconsolidated entities	143,903	150,455	55,810	59,054
Other	(153,732)	(277,872)	(59,622)	(109,069)

Total	$1,189,575	$1,227,215	$437,370	$455,336

Income taxes paid (refunded) were ($709,000), $4,698,000 and $5,428,000 for the years ended January 31, 2010, 2009 and 2008, respectively. At January 31, 2010, the Company had a federal net operating loss carryforward of $228,061,000 (generated primarily from the impact on its net earnings of tax depreciation expense from real estate properties and excess deductions from stock-based compensation) that will expire in the years ending January 31, 2024 through January 31, 2030, a charitable contribution deduction carryforward of $41,733,00 that will expire in the years ending January 31, 2011 through January 31, 2015, General Business Credit carryovers of $17,514,000 that will expire in the years ending January 31, 2011 through January 31, 2030, and an alternative minimum tax (“AMT”) credit carryforward of $29,341,000 that is available until used to reduce Federal tax to the AMT amount.
The Company’s policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating its future tax position. The Company has a full valuation allowance against the deferred tax assets associated with its charitable contributions. The Company has a valuation allowance against its general business credits, other than those general business credits which are eligible to be utilized to reduce future AMT liabilities. We have a valuation allowance against certain of our state net operating losses. These valuation allowances exist because management believes at this time it is more likely than not that the Company will not realize these benefits.
The Company applies the “with-and-without” methodology for recognizing excess tax benefits from the deduction of stock-based compensation. The net operating loss available for the tax return, as is noted in the paragraph above, is significantly greater than the net operating loss available for the tax provision due to excess deductions from stock-based compensation reported on the return, as well as the impact of adjustments to the net operating loss under the accounting guidance on accounting for uncertainty in income taxes. The January 31, 2010 tax return will include a stock-based compensation deduction of $72,000, none of which will decrease taxes payable on the current year tax provision since the Company is in a net taxable loss position before the stock option deduction. As a result, the Company did not record an adjustment to additional paid-in-capital, nor did it record a reduction in its current taxes payable due to stock-based compensation deductions. As of January 31, 2010, the Company has not recorded a net deferred tax asset of approximately $17,447,000 from excess stock-based compensation deductions taken on the tax return for which a benefit has not yet been recognized in the Company’s tax provision.

	At January 31,
	2010	2009
	(in thousands)

Deferred tax liabilities	$1,419,914	$1,414,368

Deferred tax assets	1,040,940	1,007,187
Less: valuation allowance (1)	(58,396)	(48,155)

	982,544	959,032

Net deferred tax liability	$437,370	$455,336

(1)	The valuation allowance is related to state net operating losses, general business credits and charitable contributions.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
L.	Income Taxes (continued)
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
As of January 31, 2010 and 2009, the Company had unrecognized tax benefits of $1,611,000 and $1,481,000, respectively. The Company recognizes estimated interest payable on underpayments of income taxes and estimated penalties that may result from the settlement of some uncertain tax positions as components of income tax expense. At January 31, 2010 and 2009, the Company had approximately $525,000 and $463,000, respectively, of accrued interest related to uncertain income tax positions. During the years ended January 31, 2010, 2009 and 2008, income tax expense (benefit) relating to interest and penalties on uncertain tax positions of $61,000, ($377,000), and $137,000, respectively, was recorded in the Consolidated Statements of Operations. The Company settled Internal Revenue Service audits of two of its partnership investments during the years ended January 31, 2010 and 2009, both of which resulted in a decrease in the Company’s unrecognized tax benefits in the amounts of $174,000 and $845,000, respectively, and a decrease in the associated accrued interest and penalties in the amounts of $59,000 and $447,000, respectively.
The Company files a consolidated United States federal income tax return. Where applicable, the Company files combined income tax returns in various states and it files individual separate income tax returns in other states. The Company’s federal consolidated income tax returns for the year ended January 31, 2005 and subsequent years are subject to examination by the Internal Revenue Service. Certain of the Company’s state returns for the years ended January 31, 2004 through January 31, 2006 and all state returns for the year ended January 31, 2007 and subsequent years are subject to examination by various taxing authorities.
A reconciliation of the total amounts of the Company’s unrecognized tax benefits, exclusive of interest and penalties, as of January 31, 2010 and 2009, is depicted in the following table:

	Unrecognized Tax Benefit January 31,
	2010	2009
	(in thousands)

Balance, Beginning of year	$1,481	$2,556

Gross increases for tax positions of prior years	330	224
Gross decreases for tax positions of prior years	-	(71)
Gross increases for tax positions of current year	-	-
Settlements	(174)	(845)
Lapse of statutes of limitation	(26)	(383)

Balance, end of year	$1,611	$1,481

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized as of January 31, 2010 and 2009, is $155,000 and $145,000, respectively. Based upon the Company’s assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded at January 31, 2010. Included in the $1,611,000 of unrecognized benefits as of January 31, 2010, is $1,306,000 which, due to the reasons above, could significantly decrease during the next twelve months.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
M.	Segment Information
The Company operates through three strategic business units and five reportable segments, determined in accordance with accounting guidance on segment reporting. The three strategic business units/reportable segments are the Commercial Group, Residential Group and Land Development Group (“Real Estate Groups”). The Commercial Group, the Company’s largest strategic business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group develops for-sale condominium projects and also owns interests in entities that develop and manage military family housing. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. The remaining two reportable segments are The Nets, a member of the NBA, and Corporate Activities. The following tables summarize financial data for the Company’s five reportable segments. All amounts are presented in thousands.

		January 31,		Years Ended January 31,
		2010	2009	2010	2009	2008
		Identifiable Assets		Capital Expenditures

Commercial Group		$8,626,937	$8,251,407	$552,241	$742,541	$885,229
Residential Group		2,674,639	2,548,712	390,088	342,877	356,513
Land Development Group		460,513	431,938	-	339	3,109
The Nets(1)		(333)	(3,302)	-	-	-
Corporate Activities		154,955	151,752	280	610	1,968

		$11,916,711	$11,380,507	$942,609	$1,086,367	$1,246,819

	Years Ended January 31,			Years Ended January 31,
	2010	2009	2008	2010	2009	2008
	Revenues from Real Estate Operations			Operating Expenses

Commercial Group	$946,670	$930,006	$847,816	$460,015	$489,542	$435,374
Commercial Group Land Sales	27,068	36,777	76,940	21,609	17,062	54,888
Residential Group	263,217	279,939	259,460	161,971	177,219	180,789
Land Development Group	20,267	33,848	92,257	33,119	52,878	67,687
The Nets	-	-	-	-	-	-
Corporate Activities	-	-	-	39,857	44,097	41,635

	$1,257,222	$1,280,570	$1,276,473	$716,571	$780,798	$780,373

	Depreciation and Amortization Expense			Interest Expense

Commercial Group	$204,161	$202,465	$171,765	$239,308	$254,298	$207,430
Residential Group	59,704	59,972	52,182	27,962	36,888	43,038
Land Development Group	830	1,318	667	2,109	(98)	118
The Nets	-	-	-	-	-	-
Corporate Activities	2,713	3,030	2,539	80,891	73,250	72,171

	$267,408	$266,785	$227,153	$350,270	$364,338	$322,757

				Net Earnings (Loss) Attributable to
	Interest and Other Income			Forest City Enterprises, Inc.

Commercial Group	$19,574	$8,737	$27,596	$48,571	$(15,946)	$39,605
Residential Group	23,674	19,653	29,703	31,167	21,102	70,295
Land Development Group	9,508	12,612	13,708	511	10,878	17,371
The Nets	-	-	-	(28,674)	(29,967)	(12,047)
Corporate Activities	1,249	1,415	2,258	(82,226)	(99,314)	(63,651)

	$54,005	$42,417	$73,265	$(30,651)	$(113,247)	$51,573

(1)	The identifiable assets of ($333) and ($3,302) represent losses in excess of the Company’s investment basis in The Nets at January 31, 2010 and 2009, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
M.	Segment Information (continued)
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
(continued on next page)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
M.	Segment Information (continued)
Reconciliation of EBDT to Net Earnings (Loss) by Segment:

			Land
	Commercial	Residential	Development
Year Ended January 31, 2010	Group	Group	Group	The Nets	Corporate	Total

EBDT	$286,420	$122,769	$12,828	$(28,674)	$(92,237)	$301,106
Depreciation and amortization – Real Estate Groups	(210,591)	(81,544)	(387)	-	-	(292,522)
Amortization of mortgage procurement costs – Real Estate Groups	(12,251)	(2,658)	(624)	-	-	(15,533)
Deferred taxes – Real Estate Groups	(11,781)	(11,743)	(7,987)	-	9,293	(22,218)
Straight-line rent adjustment	13,144	86	-	-	-	13,230
Preference payment (2)	(2,341)	-	-	-	-	(2,341)
Gain on disposition of unconsolidated entities, net of tax	-	30,462	-	-	-	30,462
Impairment of real estate, net of tax	(10,241)	(3,616)	(2,381)	-	-	(16,238)
Impairment of unconsolidated entities, net of tax	(6,441)	(14,877)	(938)	-	-	(22,256)
Discontinued operations, net of tax: (1)
Depreciation and amortization - Real Estate Groups	(107)	(1,240)	-	-	-	(1,347)
Amortization of mortgage procurement costs - Real Estate Groups	(5)	(45)	-	-	-	(50)
Deferred taxes - Real Estate Groups	(31)	(443)	-	-	-	(474)
Impairment of real estate, net of tax	-	(5,984)	-	-	-	(5,984)
Straight-line rent adjustment	12	-	-	-	-	12
Gain on disposition of rental properties	2,784	-	-	-	-	2,784
Deferred gain on disposition of Lumber Group	-	-	-	-	718	718

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$48,571	$31,167	$511	$(28,674)	$(82,226)	$(30,651)

Year Ended January 31, 2009

EBDT	$221,576	$120,402	$2,277	$(29,967)	$(95,351)	$218,937
Depreciation and amortization – Real Estate Groups	(210,113)	(75,159)	(735)	-	-	(286,007)
Amortization of mortgage procurement costs – Real Estate Groups	(10,027)	(2,770)	(573)	-	-	(13,370)
Deferred taxes – Real Estate Groups	(14,663)	(17,840)	11,206	-	4,448	(16,849)
Straight-line rent adjustment	203	5	(3)	-	-	205
Preference payment (2)	(3,329)	-	-	-	-	(3,329)
Preferred return on disposition, net of tax	-	(576)	-	-	-	(576)
Gain on disposition of rental properties and other investments, net of tax	-	-	-	-	92	92
Impairment of real estate, net of tax	-	(774)	-	-	-	(774)
Gain on disposition of unconsolidated entities, net of tax	663	-	-	-	-	663
Impairment of unconsolidated entities, net of tax	(5,606)	(5,795)	(1,626)	-	-	(13,027)
Retrospective adoption of accounting guidance for convertible debt instruments	6,095	1,213	332	-	(9,183)	(1,543)
Discontinued operations, net of tax: (1)
Depreciation and amortization - Real Estate Groups	(860)	(4,082)	-	-	-	(4,942)
Amortization of mortgage procurement costs - Real Estate Groups	(28)	(390)	-	-	-	(418)
Deferred taxes - Real Estate Groups	(10)	(1,291)	-	-	-	(1,301)
Straight-line rent adjustment	153	-	-	-	-	153
Gain on disposition of rental properties	-	8,159	-	-	-	8,159
Deferred gain on disposition of Lumber Group	-	-	-	-	680	680

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(15,946)	$21,102	$10,878	$(29,967)	$(99,314)	$(113,247)

Year Ended January 31, 2008

EBDT	$217,201	$97,766	$28,094	$(12,047)	$(65,296)	$265,718
Depreciation and amortization – Real Estate Groups	(177,017)	(66,802)	(246)	-	-	(244,065)
Amortization of mortgage procurement costs – Real Estate Groups	(9,211)	(2,847)	(646)	-	-	(12,704)
Deferred taxes – Real Estate Groups	(21,439)	(3,835)	(8,103)	-	9,022	(24,355)
Straight-line rent adjustment	21,427	(4,975)	(3)	-	-	16,449
Preference payment (2)	(3,707)	-	-	-	-	(3,707)
Preferred return on disposition, net of tax	-	(3,089)	-	-	-	(3,089)
Gain on disposition of rental properties and other investments, net of tax	-	-	-	-	370	370
Impairment of real estate, net of tax	-	-	(2,020)	-	-	(2,020)
Gain on disposition of unconsolidated entities, net of tax	7,540	1,292	-	-	-	8,832
Impairment of unconsolidated entities, net of tax	-	(5,074)	-	-	-	(5,074)
Retrospective adoption of accounting guidance for convertible debt instruments	5,742	989	295	-	(8,389)	(1,363)
Discontinued operations, net of tax: (1)
Depreciation and amortization - Real Estate Groups	(1,010)	(5,916)	-	-	-	(6,926)
Amortization of mortgage procurement costs - Real Estate Groups	(27)	(395)	-	-	-	(422)
Deferred taxes - Real Estate Groups	4	(1,423)	-	-	-	(1,419)
Straight-line rent adjustment	102	-	-	-	-	102
Gain on disposition of rental properties	-	64,604	-	-	-	64,604
Deferred gain on disposition of Lumber Group	-	-	-	-	642	642

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$39,605	$70,295	$17,371	$(12,047)	$(63,651)	$51,573

(1)	See the “Discontinued Operations” section of Note R for more information.

(2)
The preference payment of $2,341, $3,329 and $3,707 for the years ended January 31, 2010, 2009 and 2008, respectively, represents the annual preferred payment in connection with the issuance of Class A Common Units in exchange for Bruce C. Ratner’s noncontrolling interests in the FCRC portfolio. See Note T – Class A Common Units for more information.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
N.	Leases
The following tables include all lease obligations of the Company.
The Company as Lessor
The following table summarizes the minimum future rental income to be received on non-cancelable operating leases of commercial properties that generally extend for periods of more than one year.

Years Ending January 31,
(in thousands)

2011	$600,386
2012	564,095
2013	513,663
2014	468,911
2015	431,636
Later years	2,639,293

$5,217,984

Most of the commercial leases include provisions for reimbursements of other charges including real estate taxes, utilities and operating costs which are included in revenues from real estate operations in the Consolidated Statements of Operations. The following table summarizes total reimbursements.

Years Ended January 31,
(in thousands)

2010	$199,748
2009	$204,998
2008	$184,608
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
Minimum fixed rental payments under long-term leases (over one year) in effect at January 31, 2010 are as follows.

Years Ending January 31,
(in thousands)

2011	$18,796
2012	17,178
2013	16,368
2014	16,398
2015	16,576
Later years	698,583

$783,899

The following table summarizes rent expense.

Years Ended January 31,
(in thousands)

2010	$25,751
2009	$25,624
2008	$23,856

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
O.	Commitments and Contingencies
The Company has adopted the accounting guidance on guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. The Company believes the risk of payment under these guarantees, as described below, is remote and, to date, no payments have been made under these guarantees.
As of January 31, 2010, the Company has a guaranteed loan of $1,400,000 relating to the Company’s share of a bond issue made by the Village of Woodridge, relating to a Land Development Group project in suburban Chicago, Illinois. This guarantee was entered into prior to January 31, 2003; therefore, it has not been recorded in the Company’s consolidated financial statements at January 31, 2010. This bond issue guarantee terminates April 30, 2015, unless the bonds are paid sooner, and is limited to $500,000 in any one year. The Company also had outstanding letters of credit of $91,509,000 as of January 31, 2010. The maximum potential amount of future payments on the guaranteed loan and letters of credit the Company could be required to make is the total amounts noted above.
The Company has entered into certain partnerships whereby the outside investment partner is allocated certain tax credits. These partnerships typically require the Company to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive or the loss of allocated tax credits and tax losses. At January 31, 2010, the maximum potential payment under these tax indemnity guarantees was approximately $109,987,000 (of which $64,372,000 has been recorded in accounts payable and accrued expenses in the Company’s Consolidated Balance Sheets). The Company believes that all necessary requirements for qualifications for such tax credits have been and will continue to be met and that the Company’s investment partners will be able to receive expense allocations associated with the properties. The Company does not expect to make any payments under these guarantees.
The Company’s mortgage loans are nonrecourse; however, in some cases, lenders carve out certain items from the nonrecourse provisions. These carve-out items enable the lenders to seek recourse if the Company or the joint venture engages in certain acts as defined in the respective agreements such as commit fraud, intentionally misapply funds, or intentionally misrepresent facts. The Company has also provided certain environmental guarantees. Under these environmental remediation guarantees, the Company must remediate any hazardous materials brought onto the property in violation of environmental laws. The maximum potential amount of future payments the Company could be required to make on the environmental guarantees is limited to the actual losses suffered or actual remediation costs incurred. A portion of these carve-outs and guarantees have been made on behalf of joint ventures and while the amount of the potential liability is currently indeterminable, the Company believes any liability would not exceed its partners’ share of the outstanding principal balance of the loans in which these carve-outs and environmental guarantees have been made. At January 31, 2010, the outstanding balance of the partners’ share of these loans was approximately $462,159,000. The Company believes the risk of payment on the carve-out guarantees is mitigated, in most cases, by the fact that the Company manages the property, and in the event the Company’s partner did violate one of the carve-out items, the Company would seek recovery from its partner for any payments the Company would make. Additionally, the Company further mitigates its exposure through environmental insurance and other types of insurance coverage.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
O.	Commitments and Contingencies (continued)
The Company customarily guarantees lien-free completion of projects under construction. Upon completion as defined, the guarantees are released. Additionally, the Company has provided a guaranty of payment, performance and completion of certain obligations associated with certain Military Housing Privatization Initiative (“MHPI”) projects. These guarantees do not include a guaranty of available MHPI project sources and the Company cannot be compelled to replace a deficiency in available sources. In the event the guaranty were called upon, any money advanced by the Company would be replaced by appropriate sources available within the MHPI project. Currently, the Company does not anticipate any advance will be necessary. The Company has provided the following completion guarantees:

		Percent
	Total Costs	Completed
	(dollars in thousands)

At January 31, 2010
Openings and acquisitions	$718,794	90%
Under construction	2,505,545	73%

Total Real Estate (1)	$3,224,339	77%

Military housing	$2,010,660	70%
(1)	Inclusive of land sales and TIF financings.
In addition to what is stated above, the Company has guaranteed the lender the lien free completion of certain horizontal infrastructure associated with certain land development projects. The maximum amount due by the Company under these completion guarantees is limited to $308,966,000.
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
On August 16, 2004, the Company purchased an ownership interest in The Nets that is reported on the equity method of accounting. Although the Company has an ownership interest of approximately 23% in The Nets, the Company recognized approximately 68%, 54% and 25% of the net loss for the years ended January 31, 2010, 2009 and 2008, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of The Nets. In connection with the purchase of the franchise, the Company and certain of its partners have provided an indemnity guarantee to the NBA for any losses arising from the transaction, including the potential relocation of the team. The Company’s indemnity is limited to $100,000,000 and is effective as long as the Company owns an interest in the team. The indemnification provisions are standard provisions that are required by the NBA. The Company and NSE have insurance coverage of $100,000,000 in connection with such indemnity. The Company evaluated the indemnity guarantee and determined that the fair value of the Company’s liability for its obligations under the guarantee was not material.
Certain of the Company’s ground leases include provisions requiring it to indemnify the ground lessor against claims or damages occurring on or about the leased property during the term of the ground lease. These indemnities generally were entered into prior to January 31, 2003; therefore, they have not been recorded in the Company’s consolidated financial statements at January 31, 2010. The maximum potential amount of future payments the Company could be required to make is limited to the actual losses suffered. The Company mitigates its exposure to loss related to these indemnities through insurance coverage.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
O.	Commitments and Contingencies (continued)
The Company issued a $40,000,000 guaranty in connection with certain environmental testing and subsurface investigation work, that was performed pursuant to a temporary entry license agreement issued by the Metropolitan Transportation Authority and the Long Island Rail Road Company in connection with the development of a mixed-use development in Brooklyn, New York. Under the terms of such license agreement, the sum of the guaranty could be reduced two years after completion of the work if no environmental response action was required because of the work, and remain in place in such reduced amount for an additional four years. The work was completed on July 16, 2006, and no environmental response action arose from the work. Accordingly, the sum of the guaranty was reduced to $30,000,000 and will remain in place until July 16, 2012. The Company is not aware of any further environmental work related to this project or guarantee that would have a material effect on its financial position, cash flows or results of operations.
A consolidated subsidiary of the Company has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $16,540,000 of this commitment as of January 31, 2010. In addition, on June 23, 2009, the consolidated subsidiary committed to fund $10,000,000 to the City of Denver and certain of its entities to be used to fund additional infrastructure projects and has funded $1,268,000 of this commitment as of January 31, 2010.
P. Stock-Based Compensation
The Company’s 1994 Stock Plan as amended in June 2008 (the “Plan”) permits the award of Class A stock options, restricted shares, performance shares and other equity awards to key employees and nonemployee directors of the Company. The aggregate maximum number of shares that may be issued under the Plan for all types of awards is 12,750,000 and 2,500,000 for restricted shares and performance shares.
As of January 31, 2010, the total number of shares available for granting of all types of awards was 2,279,453, of which 1,024,062 may be restricted shares or performance shares. The maximum annual award to an individual is 400,000 stock options, 225,000 restricted shares and 100,000 performance shares. Stock options have a maximum term of 10 years and are awarded with an exercise price at least equal to the market value of the stock on the date of grant. Class A common stock issued upon the exercise of stock options may be issued out of authorized and unissued shares or treasury stock. The Plan, which is administered by the Compensation Committee of the Board of Directors, does not allow the reduction of option prices without shareholder approval, except for the anti-dilution adjustments permitted by the Plan. The Company has not amended the terms of any previously issued equity award. All outstanding stock options have an exercise price equal to the fair market value of the underlying stock at the date of grant, a 10-year term, and graded vesting over three to four years. All outstanding restricted shares have graded vesting over three to four years.
The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Years Ended January 31,
	2010	2009	2008
		(in thousands)

Stock option costs	$8,472	$9,775	$11,521
Restricted stock costs	8,266	7,345	7,543

Total stock-based compensation costs	16,738	17,120	19,064
Less amount capitalized into qualifying real estate projects	(9,229)	(8,615)	(8,348)

Amount charged to operating expenses	7,509	8,505	10,716
Depreciation expense on capitalized stock-based compensation	417	245	78

Total stock-based compensation expense	$7,926	$8,750	$10,794

Deferred income tax benefit	$2,666	$2,812	$3,563

The amount of stock-based compensation expensed at the date of grant for awards granted to retirement-eligible grantees during the years ended January 31, 2010, 2009 and 2008 were $350,000, $1,298,000 and $2,152,000, respectively.
The accounting guidance for share-based payment requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options or shares (excess tax benefits) to be classified as financing cash flows in the Consolidated Statements of Cash Flows. The Company records excess tax benefits only if the excess tax deductions reduce taxes payable computed on a with-and-without basis. Excess tax benefits recorded (reversed) under this accounting guidance and classified as financing cash flows amounted to $-0-, ($3,569,000) and $3,569,000 for the years ended January 31, 2010, 2009 and 2008, respectively. The reversal of the excess tax benefits during the year ended January 31, 2009 resulted from the Company’s 2007 tax return being filed during 2008 with less taxable income than originally estimated resulting in the Company being unable to utilize the excess tax deductions previously recorded.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
P. Stock-Based Compensation (continued)
Stock Options
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted during the respective years.

	Years Ended January 31,
	2010	2009	2008

Risk-free interest rate	2.02%	3.73%	4.51%
Expected volatility	65.90%	22.97%	18.30%
Expected dividend yield	0.00%	0.54%	0.54%
Expected term (in years)	5.50	5.50	5.50
The risk-free interest rate was based on published yields of U.S. Treasury Strips having a maturity date approximating the expected term of the options. Expected volatility was based on the historical volatility of the Company’s stock using the daily closing prices of the Company’s Class A common stock over a period of time equivalent to the expected term of the options. The expected dividend yield was based on the Company’s recent annual dividend divided by the average price of the Company’s Class A common stock during that period. Historical plan experience was used to estimate the expected term of options granted.
The following table provides a summary of stock option activity for the year ended January 31, 2010:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Intrinsic
		Average	Term	Value
	Shares	Exercise Price	(in years)	(in thousands)

Outstanding at January 31, 2009	3,938,147	$40.40
Granted	298,172	$7.80
Exercised	(15,000)	$8.56
Forfeited/expired	(238,377)	$36.03

Outstanding at January 31, 2010	3,982,942	$38.35	6.0	$1,047

Options exercisable (fully vested) at January 31, 2010	2,222,071	$33.22	4.7	$-

The weighted average grant-date fair value of stock options granted during 2009, 2008 and 2007 was $4.56, $10.11 and $17.15, respectively. The total intrinsic value of stock options exercised during 2009, 2008 and 2007 was $72,000, $1,870,000 and $25,830,000, respectively. Cash received from stock options exercised during 2009, 2008 and 2007 was $128,000, $1,133,000, and $8,714,000, respectively. Income tax benefit realized as a reduction of income taxes payable from stock options exercised was $-0-, $4,000 and $3,954,000 during the years ended January 31, 2010, 2009 and 2008, respectively. At January 31, 2010, there was $6,893,000 of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.65 years.
Restricted Stock
The following table provides a summary of restricted stock activity for the year ended January 31, 2010:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Unvested shares at January 31, 2009	576,744	$44.70
Granted	646,862	$7.80
Vested	(132,379)	$44.45
Forfeited	(2,740)	$31.16

Unvested shares at January 31, 2010	1,088,487	$22.84

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
P. Stock-Based Compensation (continued)
Restricted stock represents a grant of Class A common stock to key employees and nonemployee directors subject to restrictions on disposition, transferability and risk of forfeiture, while having the rights to vote the shares and receive dividends. The restrictions generally lapse on the second, third and fourth anniversary of the date of grant. Grants that have graded vesting over three years lapse one-third on each anniversary of the date of grant. Restricted shares subject to the restrictions mentioned above are considered to be nonvested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. At January 31, 2010, 1,088,487 unvested shares of restricted stock were excluded from issued and outstanding shares of Class A common stock in the accompanying consolidated financial statements.
The weighted average grant-date fair value of restricted stock granted during 2009, 2008 and 2007 was $7.80, $36.51 and $65.32, respectively. The total fair value of shares that vested during 2009, 2008 and 2007 was $5,884,000, $3,460,000 and $5,639,000, respectively. At January 31, 2010, there was $11,693,000 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 2.37 years.
In connection with the vesting of restricted stock during the years ended January 31, 2010, 2009 and 2008, the Company repurchased into treasury 26,188, 18,757 and 78,641 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $133,000, $663,000, and $4,272,000, respectively.
Performance Shares
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
In June 2008, the Company granted 172,609 performance shares under the 1994 Stock Plan to selected key executives having a grant-date fair value of $36.38 per share. The performance shares will vest if performance goals are achieved during the period from May 1, 2008 to January 31, 2012. The performance shares were granted at target levels and the ultimate number of shares earned can range from 0% to 175% depending upon the degree the performance goals are met. The cost of this grant is not being recorded because it is not probable that the performance goals will be achieved at or above threshold levels.
The following table provides a summary of the performance share activity for the year ended January 31, 2010:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Unvested shares at January 31, 2009	172,609	$36.38
Granted	-	$-
Vested	-	$-
Forfeited	-	$-

Unvested shares at January 31, 2010	172,609	$36.38

The range of performance shares that can be earned as of January 31, 2010 is as follows:

	Minimum	Target	Maximum
PERFORMANCE PERIOD	Shares	Shares	Shares

May 1, 2008 to January 31, 2012	-	172,609	301,064

At January 31, 2010, there was $6,280,000 of unrecognized compensation costs related to unvested performance shares.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Q. Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The Class A Common Units issued in exchange for Bruce C. Ratner’s noncontrolling interests in the Forest City Ratner Company portfolio in November 2006, which are reflected as noncontrolling interests in the Company’s Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Class A Common Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with the conversion of the 2014 Notes and 2016 Notes are included in the computation of diluted EPS using the if-converted method.
The loss from continuing operations attributable to Forest City Enterprises, Inc. for the years ended January 31, 2010, 2009 and 2008 as well as the net loss attributable to Forest City Enterprises, Inc. for the years ended January 31, 2010 and 2009 were allocated solely to holders of common stock as the participating security holders do not share in the losses in accordance with EPS accounting guidance. The computation of EPS for net earnings attributable to Forest City Enterprises, Inc. for the year ended January 31, 2008 allocated $795,000 to the participating security holders. The computation of EPS for discontinued operations for the year ended January 31, 2008 reflects the allocation of dividends of $31,739,000 to common stock holders which were not included in the computation of EPS for continuing operations attributable to Forest City Enterprises, Inc. The balance of the income from discontinued operations was allocated to common stock holders and the participating securities in accordance with EPS accounting guidance.
The reconciliation of the amounts used in the basic and diluted earnings per share computations is shown in the following table:

	Years Ended January 31,
	2010	2009	2008

Numerators (in thousands)
Loss from continuing operations attributable to Forest City Enterprises, Inc. - basic and diluted	$(29,066)	$(123,517)	$(13,100)

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(30,651)	$(113,247)	$51,573
Undistributed earnings allocated to participating securities	-	-	(795)
Dividends allocated to participating securities	-	-	(123)

Net earnings (loss) attributable to Forest City Enterprises, Inc. - basic and diluted	$(30,651)	$(113,247)	$50,655

Denominator
Weighted average shares outstanding - basic and diluted (1)	139,825,349	102,755,315	102,261,740

Earnings Per Share - basic and diluted
Loss from continuing operations attributable to Forest City Enterprises, Inc.	$(0.21)	$(1.20)	$(0.13)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(0.22)	$(1.10)	$0.50

(1)	a)
Incremental shares from dilutive options, restricted stock and convertible debt securities aggregating 12,065,194, 4,213,684 and 5,313,567 for the years ended January 31, 2010, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because their effect is anti-dilutive due to the loss from continuing operations.

b)
Weighted-average options and restricted stock of 4,520,436, 3,133,200 and 892,851 for the years ended January 31, 2010, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because their effect is anti-dilutive.

c)
Weighted-average performance shares of 172,609 and 106,943 for the years ended January 31, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because the performance criteria were not satisfied as of the end of the respective periods.

d)
The 2011 Notes can be put to the Company by the holders under certain circumstances (see Note H – Senior and Subordinated Debt). If the Company exercises its net share settlement option upon a put of the 2011 Notes by the holders, it will then issue shares of its Class A common stock. The effect of these shares was not included in the computation of diluted earnings per share for the years ended January 31, 2010, 2009 and 2008 because the Company’s average stock price did not exceed the put value price of the 2011 Notes. These notes will be dilutive when the average stock price for the period exceeds $66.39. Additionally, the Company sold a warrant with an exercise price of $74.35, which has also been excluded from diluted earnings per share for the years ended January 31, 2010, 2009 and 2008 because the Company’s stock price did not exceed the exercise price.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
R. Discontinued Operations and Gain on Disposition of Rental Properties and Lumber Group
Discontinued Operations
All revenues and expenses of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Operations for the years ended January 31, 2010, 2009 and 2008. The Company considers assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing. There were no assets classified as held for sale at January 31, 2010 or 2009.
During the year ended January 31, 2010, the Company sold Grand Avenue, a specialty retail center in Queens, New York, which generated a pre-tax gain on disposition of a rental property of $4,548,000. The gain along with the operating results of the property through the date of sale is classified as discontinued operations for the years ended January 31, 2010, 2009 and 2008.
During the year ended January 31, 2008, the Company consummated an agreement to sell eight (seven operating properties and one property that was under construction at the time of the agreement) and lease four supported-living apartment properties to a third party. Pursuant to the agreement, during the second quarter of 2007, six operating properties listed in the table below and the property under construction were sold. The seventh operating property, Sterling Glen of Lynbrook, was operated by the purchaser under a short-term lease through the date of sale, which occurred on May 20, 2008. The gain along with the operating results of the property through the date of sale is classified as discontinued operations for the years ended January 31, 2009 and 2008.
The four remaining properties entered into long-term operating leases with the purchaser. On January 30, 2009, the purchase agreement for the sale of Sterling Glen of Rye Brook, whose operating lease had a stated term of ten years, was amended and the property was sold. The gain along with the operating results of the property through the date of sale is classified as discontinued operations for the years ended January 31, 2009 and 2008. On January 31, 2009, another long-term operating lease with the purchaser that had a stated term of ten years was cancelled and the operations of the property were transferred back to the Company.
During the year ended January 31, 2010, negotiations related to amending terms of the purchase agreements for Sterling Glen of Glen Cove and Sterling Glen of Great Neck (the remaining two properties under long-term operating leases) indicated the carrying value of these long-lived real estate assets may not be recoverable resulting in an impairment of real estate of $7,138,000 and $2,637,000, respectively, which reduced the carrying value of the long-lived assets to the estimated net sales price which is considered to be Level 2 inputs under the accounting guidance related to estimating fair value. The sale of the two properties closed in September 2009, resulting in no gain or loss upon disposition. The operating results of the properties through the date of sale, including the impairment charges, are classified as discontinued operations for the years ended January 31, 2010, 2009 and 2008. See Note S – Impairment of Real Estate for impairments recorded in continuing operations.
The following table lists the consolidated rental properties included in discontinued operations:

				Year	Year	Year
		Square Feet/	Period	Ended	Ended	Ended
Property	Location	Number of Units	Disposed	1/31/2010	1/31/2009	1/31/2008

Commercial Group:
Grand Avenue	Queens, New York	100,000 square feet	Q1-2009	Yes	Yes	Yes

Residential Group:
Sterling Glen of Glen Cove	Glen Cove, New York	80 units	Q3-2009	Yes	Yes	Yes
Sterling Glen of Great Neck	Great Neck, New York	142 units	Q3-2009	Yes	Yes	Yes
Sterling Glen of Rye Brook	Rye Brook, New York	168 units	Q4-2008	-	Yes	Yes
Sterling Glen of Lynbrook	Lynbrook, New York	130 units	Q2-2008	-	Yes	Yes
Sterling Glen of Bayshore	Bayshore, New York	85 units	Q2-2007	-	-	Yes
Sterling Glen of Center City	Philadelphia, Pennsylvania	135 units	Q2-2007	-	-	Yes
Sterling Glen of Darien	Darien, Connecticut	80 units	Q2-2007	-	-	Yes
Sterling Glen of Forest Hills	Forest Hills, New York	83 units	Q2-2007	-	-	Yes
Sterling Glen of Plainview	Plainview, New York	79 units	Q2-2007	-	-	Yes
Sterling Glen of Stamford	Stamford, Connecticut	166 units	Q2-2007	-	-	Yes
Landings of Brentwood	Nashville, Tennessee	724 units	Q2-2007	-	-	Yes

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
R. Discontinued Operations and Gain on Disposition of Rental Properties and Lumber Group (continued)
In addition, the Company’s Lumber Group strategic business unit was sold during the year ended January 31, 2005 for $39,085,902, $35,000,000 of which was paid in cash at closing. Pursuant to the terms of a note receivable with a 6% interest rate from the buyer, the remaining purchase price was to be paid in four annual installments commencing November 12, 2006. The Company deferred a gain of $4,085,902 (approximately $2,400,000, net of tax) relating to the note receivable due, in part, to the subordination to the buyer’s senior financing. The gain is recognized in discontinued operations and interest income is recognized in continuing operations as the note receivable principal and interest are collected. During the years ended January 31, 2010, 2009 and 2008, the Company received the last three annual installments of $1,250,000 each, which included $1,172,000 ($718,000, net of tax), $1,108,000 ($680,000, net of tax) and $1,046,000 ($642,000, net of tax) of the deferred gain, respectively, and $78,000, $142,000 and $204,000 of interest income recorded in continuing operations, respectively.
The operating results related to discontinued operations were as follows:

	Years Ended January 31,
	2010	2009	2008

	(in thousands)

Revenues from real estate operations	$5,476	$17,176	$45,451

Expenses
Operating expenses	430	2,399	27,336
Depreciation and amortization	1,347	4,942	7,418
Impairment of real estate	9,775	-	-

	11,552	7,341	34,754

Interest expense	(2,184)	(7,210)	(11,672)
Amortization of mortgage procurement costs	(50)	(418)	(533)
Loss on early extinguishment of debt	-	-	(984)

Interest income	-	125	1,045
Gain on disposition of rental properties and Lumber Group	5,720	14,405	106,333

Earnings (loss) before income taxes	(2,590)	16,737	104,886

Income tax expense (benefit)
Current	848	20,039	25,054
Deferred	(1,853)	(13,572)	15,672

	(1,005)	6,467	40,726

Earnings (loss) from discontinued operations	(1,585)	10,270	64,160

Operating loss attributable to noncontrolling interests	-	-	(513)

Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc.	$(1,585)	$10,270	$64,673

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
R. Discontinued Operations and Gain on Disposition of Rental Properties and Lumber Group (continued)
Gain on Disposition of Rental Properties and Lumber Group
The following table summarizes the pre-tax gain on disposition of rental properties and Lumber Group for the years ended January 31, 2010, 2009 and 2008:

	Years Ended January 31,
	2010	2009	2008

	(in thousands)

Discontinued Operations:
Grand Avenue (Specialty Retail Center)	$4,548	$-	$-
Sterling Glen Properties (Supported-Living Apartments) (1)	-	13,297	80,208
Landings of Brentwood (Apartments) (2)	-	-	25,079
Lumber Group	1,172	1,108	1,046

Total	$5,720	$14,405	$106,333

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
Gain on Disposition of Unconsolidated Entities
Upon disposition, investments accounted for on the equity method are not classified as discontinued operations in accordance with accounting guidance on the impairment or disposal of long-lived assets; therefore, gains or losses on the sale of equity method investments are reported in continuing operations when sold. The following table summarizes the Company’s proportionate share of gains on the disposition of equity method investments during the years ended January 31, 2010, 2009 and 2008, which are included in equity in earnings (loss) of unconsolidated entities in the Consolidated Statements of Operations.

		Years Ended January 31,
		2010	2009	2008

		(in thousands)

Classic Residence by Hyatt properties (1)		$31,703	$-	$-
Apartment Communities:
Clarkwood (2)	Warrensville Heights, Ohio	6,983	-	-
Granada Gardens (2)	Warrensville Heights, Ohio	6,577	-	-
Boulevard Towers (3)	Amherst, New York	4,498	-	-
White Acres	Richmond Heights, Ohio	-	-	2,106
Office Buildings:
One International Place	Cleveland, Ohio	-	881	-
Emery-Richmond	Warrensville Heights, Ohio	-	200	-
University Park at MIT Hotel	Cambridge, Massachusetts	-	-	12,286

Total		$49,761	$1,081	$14,392

(1)	These Classic Residence by Hyatt properties are supported-living apartments located in Teaneck, New Jersey, Chevy Chase, Maryland and Yonkers, New York.

(2)
The Company disposed of a 49% ownership interest in Clarkwood and Granada Gardens to a partner and retained a 1% ownership interest in these properties, which will be accounted for under the cost method.

(3)	The Company disposed of its 50% ownership interest in Boulevard Towers in a nonmonetary exchange for 100% ownership interest in North Church Towers, an apartment complex in Parma Heights, Ohio.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
S.	Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Gain (Loss) on Early Extinguishment of Debt
Impairment of Real Estate
The Company reviews its real estate portfolio, including land held for development or sale, for impairment whenever events or changes indicate that its carrying value of the long-lived assets may not be recoverable. In cases where the Company does not expect to recover its carrying costs, an impairment charge is recorded in accordance with accounting guidance on the impairment of long-lived assets. The Company recorded an impairment of certain real estate assets in continuing operations of $26,526,000, $1,262,000 and $102,000 for the years ended January 31, 2010, 2009 and 2008, respectively. In addition, included in discontinued operations is an impairment of real estate for two properties that were sold during the year ended January 31, 2010 (see Note R – Discontinued Operations). These impairments represent a write down to the estimated fair value due to a change in events, such as a purchase offer and/or consideration of current market conditions related to the estimated future cash flows.
In order to determine whether the long-lived asset carrying costs are recoverable from estimated future undiscounted cash flows, the Company uses various assumptions that include historical and budgeted net operating income, estimated holding periods, risk of foreclosure and estimated cash proceeds received upon the disposition of the asset. If the carrying costs are not recoverable, the Company is required to record an impairment to reduce the carrying costs to estimated fair value. The assumptions used to estimate fair value are considered to be Level 3 inputs under accounting guidance related to estimating fair value. The Company’s assumptions were based on the most current information available at January 31, 2010. If the conditions mentioned above continue to deteriorate, or if the Company’s plans regarding its assets change, it could result in additional impairment charges in the future.
The following table summarizes the Company’s impairment of real estate for the years ended January 31, 2010, 2009 and 2008, which are included in the Consolidated Statements of Operations.

		Years Ended January 31,
		2010	2009	2008

		(in thousands)
Saddle Rock Village (Specialty Retail Center)	(Aurora, Colorado)	$13,179	$-	$-
101 San Fernando (Apartment Community)	(San Jose, California)	4,440	-	-
Land Projects:
Gladden Farms	(Marana, Arizona)	2,985	-	-
Tangerine Crossing	(Tucson, Arizona)	905	-	-
Romence Village (Investment in triple net lease property)	(Portage, Michigan)	3,552	-	-
Residential development property sold in February 2009	(Mamaroneck, New York)	1,124	1,262	-
Other		341	-	102

		$26,526	$1,262	$102

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
The following table summarizes the Company’s impairment of unconsolidated entities for the years ended January 31, 2010, 2009 and 2008, which are included in the Consolidated Statements of Operations.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
S. Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Gain (Loss) on Early Extinguishment of Debt (continued)

		Years Ended January 31,
		2010	2009	2008

		(in thousands)

Apartment Communities:
Millender Center	(Detroit, Michigan)	$10,317	$-	$-
Uptown Apartments	(Oakland, California)	6,781	-	-
Metropolitan Lofts	(Los Angeles, California)	2,505	-	-
Residences at University Park	(Cambridge, Massachusetts)	855	-	-
Fenimore Court	(Detroit Michigan)	693	-	-
Mercury (Condominium)	(Los Angeles, California)	-	8,036	8,269
Classic Residence by Hyatt (Supported-Living Apartments)	(Yonkers, New York)	3,152	1,107	-
Advent Solar (Office Building)	(Albuquerque, New Mexico)	1,693	-	-
Specialty Retail Centers:
Southgate Mall	(Yuma, Arizona)	1,611	1,356	-
El Centro Mall	(El Centro, California)	-	2,030	-
Coachella Plaza	(Coachella, California)	-	1,870	-
Pittsburgh Peripheral (Commercial Group Land Project)	(Pittsburgh, Pennsylvania)	7,217	3,937	-
Mixed-Use Land Development:
Shamrock Business Center	(Painesville, Ohio)	1,150	-	-
Palmer	(Manatee County, Florida)	-	1,214	-
Cargor VI	(Manatee County, Florida)	-	892	-
Old Stone Crossing at Caldwell Creek	(Charlotte, North Carolina)	122	365	300
Smith Family Homes	(Tampa, Florida)	-	-	2,050
Gladden Farms II	(Marana, Arizona)	-	-	850
Other		260	478	-

		$36,356	$21,285	$11,469

Write-Off of Abandoned Development Projects
On a quarterly basis, the Company reviews each project under development to determine whether it is probable the project will be developed. If management determines that the project will not be developed, project costs are written off to operating expenses as an abandoned development project cost. The Company may abandon certain projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or due to third party challenges related to entitlements or public financing. As a result, the Company may fail to recover expenses already incurred in exploring development opportunities. The Company recorded write-offs of abandoned development projects of $27,415,000, $52,211,000 and $19,087,000 for the years ended January 31, 2010, 2009 and 2008, respectively, which were recorded in operating expenses in the Consolidated Statements of Operations.
Gain (Loss) on Early Extinguishment of Debt
For the years ended January 31, 2010, 2009 and 2008, the Company recorded $36,569,000, ($2,159,000) and ($8,334,000), respectively, as gain (loss) on early extinguishment of debt. The amounts for the year ended January 31, 2010 include a $24,219,000 gain on early extinguishment of nonrecourse mortgage debt at a retail project, a $9,466,000 gain on early extinguishment of nonrecourse mortgage debt at Gladden Farms, a land development project located in Marana, Arizona and a $4,683,000 gain related to the exchange of a portion of the Company’s 2011 Notes for a new issue of 2014 Notes (see the “Puttable Equity-Linked Senior Notes due 2011” section of Note H – Senior and Subordinated Debt). These gains were partially offset by a charge to early extinguishment of debt as a result of the payment of $20,400,000 in redevelopment bonds by a consolidated wholly-owned subsidiary of the Company (see the “Subordinated Debt” section of Note H – Senior and Subordinated Debt).
For the year ended January 31, 2009, the loss represents the impact of early extinguishment of nonrecourse mortgage debt at Galleria at Sunset, a regional mall located in Henderson, Nevada, 1251 S. Michigan and Sky55, apartment communities located in Chicago, Illinois, and Grand Lowry Lofts, an apartment community located in Denver, Colorado, in order to secure more favorable financing terms. These charges were offset by gains on the early extinguishment of a portion of the Company’s 2011 Notes (see the “Puttable Equity-Linked Senior Notes” section of Note H - Senior and Subordinated Debt) and on the early extinguishment of the Urban Development Action Grant loan at Post Office Plaza, an office building located in Cleveland, Ohio. For the year ended January 31, 2008, the loss primarily represents the impact of early extinguishment of nonrecourse mortgage debt at Northern Boulevard and Columbia Park Center, specialty retail centers located in Queens, New York and North Bergen, New Jersey, respectively, and Eleven MetroTech Center, an office building located in Brooklyn, New York and the early extinguishment of borrowings at 101 San Fernando, an apartment community located in San Jose, California, in order to secure more favorable financing

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
S. Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Gain (Loss) on Early Extinguishment of Debt (continued)
terms. The loss for the year ended January 31, 2008 also includes the impact of early extinguishment of the construction loan at New York Times, an office building located in Manhattan, New York, in order to obtain permanent financing, as well as the costs associated with the disposition of Landings of Brentwood, a consolidated apartment community in Nashville, Tennessee, which was sold during the year ended January 31, 2008 (see the “Discontinued Operations” section of Note R).
T. Class A Common Units
Master Contribution Agreement
The Company and certain of its affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of the Company, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) on August 14, 2006. Pursuant to the Master Contribution Agreement, on November 8, 2006, the Company issued Class A Common Units (“Units”) in a jointly-owned limited liability company to the BCR Entities in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. The Company accounted for the issuance of the Units in exchange for the noncontrolling interests under the purchase method of accounting. The Units may be exchanged for one of the following forms of consideration at the Company’s sole discretion: (i) an equal number of shares of the Company’s Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of the Company’s Class A common stock. The Company has no rights to redeem or repurchase the Units. The carrying value of the Units is included as noncontrolling interests on the Consolidated Balance Sheets at January 31, 2010 and 2009.
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
New York Times and Twelve MetroTech Center
Two of the development projects, New York Times, an office building located in Manhattan, New York and Twelve MetroTech Center, an office building located in Brooklyn, New York, achieved stabilization in 2008. The Company elected to cause certain of its affiliates to acquire for cash the BCR Entities’ interests in the two projects pursuant to agreements dated May 6, 2008 and May 12, 2008, respectively. In accordance with the agreements, the applicable BCR Entities assigned and transferred their interests in the two projects to affiliates of the Company and will receive approximately $121,000,000 over a 15 year period. An affiliate of the Company has also agreed to indemnify the applicable BCR Entity against taxes payable by it by reason of a subsequent sale or other disposition of one of the projects. The tax indemnity provided by the affiliate of the Company expires on December 31, 2014 and is similar to the indemnities provided for the operating properties under the Tax Protection Agreement.
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

Other Related Party Transactions
During the year ended January 31, 2009, in accordance with the parties prior understanding but unrelated to the transactions discussed above, the Company redeemed Mr. Ratner’s noncontrolling interests in two entities in exchange for the Company’s majority ownership interests in 17 single-tenant pharmacy properties and $9,043,000 in cash. This transaction was accounted for in accordance with accounting guidance on business combinations as acquisitions of the noncontrolling interests in the subsidiaries. The fair value of the consideration paid was allocated to the acquired ownership interests, which approximated the fair value of the 17 single-tenant pharmacy properties. This transaction resulted in a reduction of noncontrolling interests of $14,503,000 and did not result in a gain or loss. The earnings of these properties have not been reclassified to discontinued operations for the years ended January 31, 2009 and 2008 as the results do not have a material impact on the Consolidated Statements of Operations.
U. Capital Stock
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
On December 5, 2008, the Board of Directors suspended the cash dividends on shares of Class A and Class B common stock following the payment of dividends on December 15, 2008, until such dividends are reinstated. The Company’s bank revolving credit facility prohibits the Company from paying any dividends on its Class A and Class B common stock through February 1, 2012.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
U.	Capital Stock (continued)
The Company’s Amended Articles of Incorporation authorizes the Company to issue, from time to time, shares of Preferred Stock. On March 4, 2010, the Company amended its Amended Articles of Incorporation to designate a series of Preferred Stock as Series A Cumulative Perpetual Convertible Preferred Stock (“Preferred Stock”), authorized 6,400,000 shares of Preferred Stock, and set forth the dividend rate, the designations, and certain other powers, preferences and relative, participating, optional or other rights, and the qualifications, limitations and restrictions, of the Preferred Stock. On March 9, 2010, the Company issued approximately 4,400,000 shares of Preferred Stock, without par value (See Note V — Subsequent Events). The Preferred Stock will rank junior to all of the Company’s existing and future debt obligations, including convertible or exchangeable debt securities; senior to the Company’s Class A common stock and Class B common stock and any future equity securities that by their terms rank junior to the Preferred Stock with respect to distribution rights or payments upon the Company’s liquidation, winding-up or dissolution; equal with future series of preferred stock or other equity securities that by their terms are on a parity with the Preferred Stock; and junior to any future equity securities that by their terms rank senior to the Preferred Stock.
V.	Subsequent Events
Exchange of Senior Notes for Series A Cumulative Perpetual Convertible Preferred Stock
On March 4, 2010, the Company entered into separate, privately negotiated exchange agreements with certain holders of three separate series of the Company’s senior notes due 2011, 2015 and 2017. Under the terms of the agreements, these holders agreed to exchange their notes for new issue of 7.0% Series A Cumulative Perpetual Convertible Preferred Stock. Amounts exchanged in each series are as follows: approximately $51,200,000 of 2011 Notes, $121,700,000 of 7.625% Senior Notes due 2015 and $5,800,000 of 6.500% Senior Notes due 2017, which were exchanged for approximately $50,700,000, $114,400,000 and $4,900,000 of Preferred Stock, respectively. The Company also issued an additional $50,000,000 of Preferred Stock for cash pursuant to separate, privately negotiated purchase agreements. Net proceeds from the issuance, net of the cost of an equity call hedge transaction described below and estimated offering expenses, were approximately $27,000,000. The closing of the exchanges and the issuance described above occurred on March 9, 2010 and the Company issued approximately 4,400,000 shares of Preferred Stock.
Holders may convert the Preferred Stock at their option, into shares of Class A common stock, at any time. Upon conversion, the holder would receive approximately 3.3 shares of Class A common stock per $50 liquidation preference of Preferred Stock, based on an initial conversion price of $15.12 per share of Class A common stock, subject to adjustment. The Company may elect to mandatorily convert some or all of the Preferred Stock if the Daily Volume Weighted Average Price of our Class A common stock equals or exceeds 150% of the initial conversion price then in effect for at least 20 out of 30 consecutive trading days. If the Company elects to mandatorily convert some or all of the Preferred Stock, the Company must make a Dividend Make-Whole Payment on the Preferred Stock equal to the total value of the aggregate amount of dividends that would have accrued and become payable from March 2010 to March 2013, less any dividends already paid on the Preferred Stock. The Dividend Make-Whole Payment is payable in cash or shares of the Company’s Class A common stock, or a combination thereof, at the Company’s option.
In connection with the exchanges and issuance described above, the Company entered into equity call hedge transactions. The equity call hedge transactions are intended to reduce, subject to a limit, the potential dilution of the Company’s Class A common stock upon conversion of the Convertible Preferred Stock. The net effect of the equity call hedge transactions, from the Company’s perspective, is to approximate an effective conversion price of $18.27 per share. The terms of the Preferred Stock are not affected by the equity call hedge transactions.
Joint Ventures
On February 19, 2010, the Company created joint ventures with Bernstein Management Corporation in which each company’s joint venture entity will own 50% of the Company’s ownership interests in three residential properties in the Washington, D.C. metropolitan area. These three properties totaling 1,340 rental units are:
•	The Grand, 549 units in North Bethesda, Maryland;

•	Lenox Club, 385 units in Arlington, Virginia; and

•	Lenox Park, 406 units in Silver Spring, Maryland.
In exchange for 50% of the Company’s ownership interests in these three properties, the Company received over $30,000,000 in proceeds and the joint ventures assumed $163,000,000 of the secured debt related to these properties. The Company will continue to lease and manage the three properties on behalf of the joint venture.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
V.	Subsequent Events (continued)
On February 22, 2010, the Company created joint ventures in the Company’s mixed-use University Park project in Cambridge, Massachusetts. Under the terms of the joint venture agreements, Health Care REIT will acquire a 49% interest in the seven University Park life science properties owned solely by the Company. For its share of the joint ventures, Health Care REIT will invest $170,000,000 in cash and the joint ventures will assume $320,000,000 of secured debt on the seven buildings. The Company will retain a 51% ownership interest in the properties and will serve as asset and property manager for the joint ventures. The first-stage closing on February 22, 2010, included six of the buildings, valued at $610,000,000. Closing on the seventh building, valued at $58,000,000, is expected during the second quarter of 2010, subject to third-party consents.
Nonrecourse Mortgage Default
Subsequent to January 31, 2010, a balloon payment on one of the Company’s nonrecourse mortgages amounting to $73,500,000 came due and has not been resolved. While the Company is actively negotiating with the lender to resolve the past due mortgage, there is no assurance that the negotiations will be successful. The operations of the office building that serves as collateral for the mortgage is not material to the Consolidated Financial Statements of the Company.

Forest City Enterprises, Inc. and Subsidiaries
Quarterly Consolidated Financial Data (Unaudited)
Revenues from real estate operations and earnings (loss) before income taxes have been reclassified for properties disposed of and/or classified as held for sale. In addition, the quarterly consolidated financial data for fiscal year 2008 has been adjusted for the retrospective application of accounting guidance for convertible debt instruments.

	Quarter Ended
	January 31,	October 31,	July 31,	April 30,
	2010	2009	2009	2009

	(in thousands, except per share data)

Revenues from real estate operations	$324,333	$306,100	$315,248	$311,541
Earnings (loss) before income taxes	$(17,869)	$10,473	$18,662	$(38,219)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$6,201	$(4,384)	$(1,789)	$(30,679)
Basic and diluted net earnings (loss) attributable to Forest City Enterprises, Inc. per common share (1)	$0.04	$(0.03)	$(0.01)	$(0.30)

	Quarter Ended
	January 31,	October 31,	July 31,	April 30,
	2009	2008	2008	2008

	(in thousands, except per share data)

Revenues from real estate operations	$320,574	$330,370	$326,103	$303,523
Earnings (loss) before income taxes	$(30,739)	$(23,573)	$647	$(50,569)
Net loss attributable to Forest City Enterprises, Inc.	$(45,344)	$(19,115)	$(8,386)	$(40,402)
Basic and diluted net loss attributable to Forest City Enterprises, Inc. per common share (1)	$(0.44)	$(0.19)	$(0.08)	$(0.39)

(1)
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The Class A Common Units issued in exchange for Bruce C. Ratner’s noncontrolling interests in the FCRC portfolio in November 2006 are considered participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Class A units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. Basic EPS is computed by dividing net earnings less the allocable undistributed earnings of all participating securities by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of applying the if-converted method to the Class A Common Units, convertible debt securities and the potential dilutive effect of the Company’s stock option plan by adjusting the denominator using the treasury stock method. The sum of the four quarters’ EPS may not equal the annual EPS due to the weighting of stock and option activity occurring during the year.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
DISCLOSURE CONTROLS
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this annual report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2010.
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
Our management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management has concluded that our internal control over financial reporting was effective as of January 31, 2010.
The effectiveness of our internal control over financial reporting as of January 31, 2010 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP, as stated in their report, which appears on page 93 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act, the Company’s management, including the CEO and CFO, concluded that there were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act, that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Respectfully,

/s/ Charles A. Ratner

Charles A. Ratner
President and Chief Executive Officer

/s/ Robert G. O’Brien

Robert G. O’Brien
Executive Vice President and
Chief Financial Officer

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
(a)
Information about our Directors will be contained in the “Election of Directors” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 16, 2010, and is incorporated herein by reference.

(b)	Pursuant to General Instruction G of Form 10-K and Item 401(b) of Regulation S-K, information about Executive Officers of the Company is reported in Part I of this Annual Report on Form 10-K.

(c)
The disclosure of delinquent filers, if any, under Section 16(a) of the Securities Exchange Act of 1934 will be contained in the “Section 16(a) Beneficial Ownership Reporting/Compliance” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 16, 2010, and is incorporated herein by reference.

The Company has a separately-designated standing audit committee. Information about the Company’s audit committee and the audit committee financial expert will be contained in the “Meetings and Committees of the Board of Directors” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 16, 2010, and are incorporated herein by reference.
The Company’s Code of Legal and Ethical Conduct can be found on the Company’s website at www.forestcity.net under “Investors - Corporate Governance” and is also available in print, free of charge, to any shareholder upon written request addressed to Corporate Secretary, Forest City Enterprises, Inc., Suite 1360, 50 Public Square, Cleveland, Ohio 44113. Additional information about the Company’s Code of Legal and Ethical Conduct will be contained in the “Corporate Governance” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 16, 2010, and is incorporated herein by reference. The Company intends to disclose on its website any amendment to, or waiver of, any provision of this code applicable to its directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or New York Stock Exchange.
Item 11. Executive Compensation
The information required by this item will be contained in the “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Potential Payments Upon Termination,” “Compensation Discussion & Analysis” and “Executive Compensation Tables” sections of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 16, 2010, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in the “Principal Security Holders,” “Election of Directors” and “Equity Compensation Plan Information” sections of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 16, 2010 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in the “Corporate Governance – Independence Determinations” and “Certain Relationships and Related Transactions” sections of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 16, 2010, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be contained in the “Independent Registered Public Accounting Firm Fees and Services” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 16, 2010, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statements Schedules
(a)	List of Documents filed as part of this report.
1.	Financial statements and supplementary data included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – January 31, 2010 and 2009
Consolidated Statements of Operations for the years ended January 31, 2010, 2009 and 2008
Consolidated Statements of Comprehensive Income (Loss) for the years ended January 31, 2010, 2009 and 2008
Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended January 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
Supplementary Data – Quarterly Consolidated Financial Data (Unaudited)

2.	Financial statements and schedules required by Part II, Item 8 are included in Part IV, Item 15(c):

Page No.

Schedule II – Valuation and Qualifying Accounts for the years ended January 31, 2010, 2009 and 2008	167
Schedule III – Real Estate and Accumulated Depreciation at January 31, 2010 with reconciliations for the years ended January 31, 2010, 2009 and 2008	168

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

3.	Exhibits – see (b) starting on page 163.

(b)	Exhibits

Exhibit
Number		Description of Document

3.1	-
Amended Articles of Incorporation of Forest City Enterprises, Inc., restated effective October 1, 2008, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 2008 (File No. 1-4372).

3.2	-
Certificate of Amendment by Directors to the Amended Articles of Incorporation of Forest City Enterprises, Inc. dated March 4, 2010 (setting forth Section C(2), Article IV, Preferred Stock Designation of the Series A Cumulative Perpetual Convertible Preferred Stock), incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 9, 2010 (File No. 1-4372).

3.3	-	Code of Regulations as amended June 15, 2006, incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q for the quarter ended July 31, 2006 (File No. 1-4372).

4.1	-
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
Indenture, dated as of October 7, 2009, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, including as Exhibit A thereto, the Form of 3.625% Puttable Equity-Linked Senior Note due 2014, incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q for the quarter ended October 31, 2009 (File No. 1-4372).

4.7	-
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

+10.1	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 31, 2009 (File No. 1-4372).

+10.2	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.3	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.4	-
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

*+10.7	-	First Amendment to Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives (As Amended and Restated Effective January 1, 2008), effective as of December 17, 2009.

+10.8	-
Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.9	-
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

+10.11	-
Third Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 12, 2004, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 1-4372).

+10.12	-
Fourth Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective as of December 31, 2004, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.13	-
Fifth Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective as of March 26, 2008, incorporated by reference to Exhibit 10.60 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

*+10.14	-	Sixth Amendment to Deferred Compensation Plan for Nonemployee Directors, effective as of December 17, 2009.

+10.15	-
Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated effective January 1, 2008), incorporated by reference to Exhibit 10.60 to the Company’s Form 10-Q for the quarter ended April 30, 2008 (File No. 1-4372).

*+10.16	-	First Amendment to Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated effective January 1, 2008), effective December 17, 2009.

+10.17	-
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

+10.19	-
Forest City Enterprises, Inc. Senior Management Short-Term Incentive Plan (Effective February 1, 2008), incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372).

+10.20	-
Forest City Enterprises, Inc. Senior Management Long-Term Incentive Plan (Effective February 1, 2008), incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372).

+10.21	-
Forest City Enterprises, Inc. Amended Board of Directors Compensation Policy, effective February 1, 2008, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.22	-
Forest City Enterprises, Inc. Unfunded Nonqualified Supplemental Retirement Plan for Executives (As Amended and Restated Effective January 1, 2008), incorporated by reference to Exhibit 10.59 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

*+10.23	-	Amended and Restated Form of Incentive and Nonqualified Stock Option Agreement, effective as of March 25, 2010.

*+10.24	-	Amended and Restated Form of Restricted Stock Agreement, effective as of March 25, 2010.

+10.25	-	Form of Forest City Enterprises, Inc. Performance Shares Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372).

+10.26	-
Form of Forest City Enterprises, Inc. Nonqualified Stock Option Agreement for Nonemployee Directors, incorporated by reference to Exhibit 10.66 to the Company’s Form 10-Q for the quarter ended July 31, 2008 (File No. 1-4372).

+10.27	-
Form of Forest City Enterprises, Inc. Restricted Shares Agreement for Nonemployee Directors, incorporated by reference to Exhibit 10.67 to the Company’s Form 10-Q for the quarter ended July 31, 2008 (File No. 1-4372).

+10.28	-
Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated as of June 19, 2008), incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372).

+10.29	-
Employment Agreement entered into on May 31, 1999, effective January 1, 1999, between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.30	-
First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

+10.31	-
Employment Agreement entered into on May 31, 1999, effective January 1, 1999, between Forest City Enterprises, Inc. and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.32	-
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

Exhibit
Number		Description of Document

+10.38	-
First Amendment to Employment Agreement, dated as of November 9, 2006, by and among Ronald A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.39	-
Employment Agreement, effective November 9, 2006, by and among Bruce C. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

10.40	-
Master Contribution and Sale Agreement, dated as of August 10, 2006, by and among Forest City Enterprises, Inc., certain entities affiliated with Forest City Enterprises, Inc., Forest City Master Associates III, LLC, certain entities affiliated with Forest City Master Associates III, LLC, certain entities affiliated with Bruce C. Ratner and certain individuals affiliated with Bruce C. Ratner, incorporated by reference to Exhibit 10.37 to the Company’s Form 10-Q for the quarter ended July 31, 2009 (File No. 1-4372). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.41	-
Registration Rights Agreement by and among Forest City Enterprises, Inc. and the holders of BCR Units listed on Schedule A thereto dated November 8, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed on November 7, 2007 (Registration No. 333-147201).

10.42	-
Second Amended and Restated Credit Agreement, dated as of January 29, 2010, by and among Forest City Rental Properties Corporation, as Borrower, KeyBank National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 4, 2010 (File No. 1-4372).

10.43	-
Pledge Agreement, dated as of January 29, 2010, by Forest City Rental Properties Corporation to KeyBank National Association, as Agent for itself and the other Banks, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 4, 2010 (File No. 1-4372).

10.44	-
Second Amended and Restated Guaranty of Payment of Debt,, dated as of January 29, 2010, by and among Forest City Enterprises, Inc., as Guarantor, KeyBank National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and the banks named therein, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 4, 2010 (File No. 1-4372).

10.45	-
First Amendment to Second Amended and Restated Credit Agreement and Second Amended and Restated Guaranty of Payment of Debt, dated as of March 4, 2010, by and among Forest City Rental Properties Corporation, Forest City Enterprises, Inc., KeyBank National Association, as Administrative Agent, PNC Bank National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 9, 2010 (File No. 1-4372).

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

Item 15. Financial Statements Schedules
(c) Financial Statements Schedules
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period
	(in thousands)

Allowance for doubtful accounts and notes receivable
January 31, 2010	$27,213	$12,977	$6,365	$33,825
January 31, 2009	$13,084	$15,943	$1,814	$27,213
January 31, 2008	$12,617	$2,398	$1,931	$13,084

Allowance for projects under development
January 31, 2010	$17,786	$27,415	$21,415	$23,786
January 31, 2009	$11,786	$52,211	$46,211	$17,786
January 31, 2008	$15,686	$19,087	$22,987	$11,786

Valuation reserve on other investments
January 31, 2010	$5,952	$182	$1,314	$4,820
January 31, 2009	$6,934	$456	$1,438	$5,952
January 31, 2008	$6,807	$148	$21	$6,934

Valuation allowances for deferred tax assets
January 31, 2010	$48,155	$13,959	$3,718	$58,396
January 31, 2009	$27,414	$24,463	$3,722	$48,155
January 31, 2008	$30,914	$475	$3,975	$27,414

(c) Financial Statements Schedules (continued)
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Enterprises, Inc. and Subsidiaries

											Range of Lives (In Years)
				Cost Capitalized							on Which Depreciation
		Initial Cost		Subsequent	Gross Amount at Which Carried						in Latest Income
		to Company		to Acquisition	at Close of January 31, 2010						Statement is Computed
	Amount of							Accumulated
	Encumbrance		Buildings	Improvements		Buildings		Depreciation
	at January 31,		and	and		and	Total	at January 31,	Date of	Date
Description of Property	2010	Land	Improvements	Carrying Costs	Land	Improvements	(A)(B)	2010 (C)	Construction	Acquired	Building	Improvements
	(in thousands)
Apartments:
Miscellaneous investments	$1,165,786	$128,750	$1,397,342	$214,301	$122,163	$1,618,230	$1,740,393	$304,184	Various	-	Various	Various
Shopping Centers:
Miscellaneous investments	2,508,274	329,447	2,379,754	627,133	396,862	2,939,472	3,336,334	532,105	Various	-	Various	Various
Office Buildings:
New York, New York	640,000	91,737	375,931	145,923	150,079	463,512	613,591	20,710	2004-2007	-	Various	Various
Miscellaneous investments	1,832,683	52,417	2,041,013	686,318	136,017	2,643,731	2,779,748	731,071	Various	-	Various	Various
Leasehold improvements and other equipment:
Miscellaneous investments	-	-	9,736	-	-	9,736	9,736	5,588	-	Various	Various	Various
Under Construction:
Miscellaneous investments	1,263,500	430,284	2,210,886	-	430,284	2,210,886	2,641,170	-
Developed Land:
Miscellaneous investments	64,027	219,807	-	-	219,807	-	219,807	-

Total	$7,474,270	$1,252,442	$8,414,662	$1,673,675	$1,455,212	$9,885,567	$11,340,779	$1,593,658

(A) The aggregate cost at January 31, 2010 for federal income tax purposes was $10,202,650. For (B) and (C) refer to the following page.

(c) Financial Statements Schedules (continued)
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

	Years Ended January 31,
	2010	2009	2008
		(in thousands)

(B) Reconciliations of total real estate carrying value are as follows:
Balance at beginning of period	$10,648,573	$9,225,753	$8,231,296
Additions during period -
Improvements	865,656	1,074,632	1,023,829
Other additions	-	422,248	17,652
Other acquisitions	4,713	80,972	334,655

	870,369	1,577,852	1,376,136

Deductions during period -
Cost of real estate sold or retired	(151,637)	(153,770)	(381,577)
Other deductions	(26,526)	(1,262)	(102)

	(178,163)	(155,032)	(381,679)

Balance at end of period	$11,340,779	$10,648,573	$9,225,753

(C) Reconciliations of accumulated depreciation are as follows:
Balance at beginning of period	$1,419,271	$1,244,431	$1,085,978
Additions during period -
Charged to profit or loss	204,935	199,213	183,750
Net other additions (deductions) during period -
Acquisitions, retirements and sales	(30,548)	(24,373)	(25,297)

Balance at end of period	$1,593,658	$1,419,271	$1,244,431

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)

Date: March 30, 2010	BY:	/s/ Charles A. Ratner
(Charles A. Ratner, President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* (Albert B. Ratner)	Co-Chairman of the Board and Director	March 30, 2010

* (Samuel H. Miller)	Co-Chairman of the Board, Treasurer and Director	March 30, 2010

/s/ Charles A. Ratner (Charles A. Ratner)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2010

/s/ Robert G. O’Brien (Robert G. O’Brien)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2010

/s/ Linda M. Kane (Linda M. Kane)	Senior Vice President, Chief Accounting and Administrative Officer (Principal Accounting Officer)	March 30, 2010

* (James A. Ratner)	Executive Vice President and Director	March 30, 2010

* (Ronald A. Ratner)	Executive Vice President and Director	March 30, 2010

* (Brian J. Ratner)	Executive Vice President and Director	March 30, 2010

* (Bruce C. Ratner)	Executive Vice President and Director	March 30, 2010

* (Deborah Ratner Salzberg)	Director	March 30, 2010

* (Michael P. Esposito, Jr.)	Director	March 30, 2010

* (Scott S. Cowen)	Director	March 30, 2010

* (Jerry V. Jarrett)	Director	March 30, 2010

* (Joan K. Shafran)	Director	March 30, 2010

* (Louis Stokes)	Director	March 30, 2010

* (Stan Ross)	Director	March 30, 2010

* (Deborah L. Harmon)	Director	March 30, 2010

The Registrant plans to distribute to security holders a copy of the Annual Report and Proxy material on or about April 28, 2010.

* The undersigned, pursuant to a Power of Attorney executed by each of the Directors and Officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this Form 10-K on behalf of each of the persons noted above, in the capacities indicated.

/s/ Charles A. Ratner (Charles A. Ratner, Attorney-in-Fact)		March 30, 2010

EXHIBITS FILED HEREWITH

Exhibit
Number		Description of Document

10.7	-	First Amendment to Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives (As Amended and Restated Effective January 1, 2008), effective as of December 17, 2009.

10.14	-	Sixth Amendment to Deferred Compensation Plan for Nonemployee Directors, effective as of December 17, 2009.

10.16	-	First Amendment to Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated effective January 1, 2008), effective December 17, 2009.

10.23	-	Amended and Restated Form of Incentive and Nonqualified Stock Option Agreement, effective as of March 25, 2010.

10.24	-	Amended and Restated Form of Restricted Stock Agreement, effective as of March 25, 2010.

21	-	Subsidiaries of the Registrant.

23	-	Consent of PricewaterhouseCoopers LLP regarding Forms S-3 (Registration Nos. 333-147201 and 333-156394) and Forms S-8 (Registration Nos. 333-38912, 333-61925, 333-122172 and 333-153444).

24	-	Powers of attorney.

31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.