Form 10-K/A
period 2010-01-31
FOREST CITY ENTERPRISES INC
filed 2010-04-28
CIK 38067

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
The number of shares of registrant’s common stock outstanding on April 21, 2010 was 135,618,556 and 21,490,825 for Class A and Class B common stock, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 16, 2010 are incorporated by reference into Part III of the Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

Part IV
Item 15. Exhibits and Financial Schedules
Exhibits
SIGNATURES
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-99.1

Explanatory Paragraph
On March 30, 2010, Forest City Enterprises, Inc. (the “Company”) filed, with the Securities and Exchange Commission (the “SEC”), its Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (the “Report”). As disclosed in the Report, the Company has two equity method investments that met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X as of January 31, 2010.
Amendment No. 1 to the Report is being filed solely to include the separate financial statements of Uptown Housing Partners, LP (the “Partnership”) as provided in Exhibit 99.1 attached hereto. The Partnership met the conditions of a significant subsidiary of the Company as a result of allocated losses from the Partnership combined with an other-than-temporary impairment charge recorded by the Company on its equity method investment in the Partnership, collectively exceeding 20% of the Company’s pre-tax loss from continuing operations. In connection with the filing of this Amendment No. 1 to the Report and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the currently dated certifications of the principal executive officer and principal financial officer of the Company are attached as exhibits hereto.
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
Part IV
Item 15. Exhibits and Financial Schedules
Item 15 of the Report filed on March 30, 2010, is amended by the addition of the following exhibits:
Exhibits

Exhibit
Number	Description of Document
23	Consent of McGladrey & Pullen LLP.

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Uptown Housing Partners, LP Balance Sheets as of December 31, 2009 and 2008, and Statements of Operations, Statements of Partners’ Equity (Deficit), and Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007, including the Notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)
Date: April 28, 2010	BY:	/s/ Charles A. Ratner
(Charles A. Ratner, President and Chief Executive Officer)

EXHIBITS FILED HEREWITH

Exhibit
Number		Description of Document

23		Consent of McGladrey & Pullen LLP.

31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	-	Uptown Housing Partners, LP Balance Sheets as of December 31, 2009 and 2008, and Statements of Operations, Statements of Partners’ Equity (Deficit), and Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007, including the Notes thereto.