Form 10-Q
period 2010-04-30
FOREST CITY ENTERPRISES INC
filed 2010-06-08
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 30, 2010

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

Class	Outstanding at June 3, 2010
Class A Common Stock, $.33 1/3 par value	135,613,264 shares

Class B Common Stock, $.33 1/3 par value	21,487,470 shares

Forest City Enterprises, Inc. and Subsidiaries

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	April 30, 2010
	(Unaudited)	January 31, 2010
	(in thousands)

Assets
Real Estate
Completed rental properties	$8,226,045	$8,479,802
Projects under development	2,616,973	2,641,170
Land held for development or sale	219,598	219,807

Total Real Estate	11,062,616	11,340,779

Less accumulated depreciation	(1,511,479)	(1,593,658)

Real Estate, net - (variable interest entities $2,160.6 million at April 30, 2010)	9,551,137	9,747,121

Cash and equivalents - (variable interest entities $18.5 million at April 30, 2010)	194,006	251,405
Restricted cash - (variable interest entities $63.7 million at April 30, 2010)	376,896	427,921
Notes and accounts receivable, net	377,379	388,536
Investments in and advances to affiliates	229,632	265,343
Other assets - (variable interest entities $165.6 million at April 30, 2010)	755,534	836,385

Total Assets	$11,484,584	$11,916,711

Liabilities and Equity
Liabilities
Mortgage debt and notes payable, nonrecourse - (variable interest entities $1,647.9 million at April 30, 2010)	$7,175,363	$7,619,873
Bank revolving credit facility	-	83,516
Senior and subordinated debt - (variable interest entities $29.0 million at April 30, 2010)	901,104	1,076,424
Accounts payable and accrued expenses - (variable interest entities $257.3 million at April 30, 2010)	1,351,359	1,194,688
Deferred income taxes	424,120	437,370

Total Liabilities	9,851,946	10,411,871

Commitments and Contingencies	-	-

Equity
Shareholders’ Equity
Preferred stock - 7.0% Series A cumulative perpetual convertible, without par value, $50 liquidation preference; 6,400,000 and -0- shares authorized; 4,399,998 and -0- shares issued and outstanding, respectively	220,000	-
Preferred stock - without par value; 3,600,000 and 10,000,000 shares authorized, respectively; no shares issued	-	-
Common stock - $.33 1/3 par value
Class A, 271,000,000 shares authorized, 133,972,299 and 132,836,322 shares issued and 133,919,635 and 132,808,270 shares outstanding, respectively	44,657	44,279
Class B, convertible, 56,000,000 shares authorized, 21,490,825 and 22,516,208 shares issued and outstanding, respectively; 26,257,961 issuable	7,164	7,505

Total common stock	51,821	51,784
Additional paid-in capital	549,531	571,189
Retained earnings	597,511	613,073
Less treasury stock, at cost; 52,664 and 28,052 Class A shares, respectively	(512)	(154)

Shareholders’ equity before accumulated other comprehensive loss	1,418,351	1,235,892
Accumulated other comprehensive loss	(86,267)	(87,266)

Total Shareholders’ Equity	1,332,084	1,148,626

Noncontrolling interest	300,554	356,214

Total Equity	1,632,638	1,504,840

Total Liabilities and Equity	$11,484,584	$11,916,711

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,
	2010	2009
	(in thousands, except per share data)

Revenues from real estate operations	$281,719	$311,541

Expenses
Operating expenses	160,980	194,823
Depreciation and amortization	61,945	65,934
Impairment of real estate	-	1,124

	222,925	261,881

Interest expense	(82,974)	(91,035)
Amortization of mortgage procurement costs	(2,667)	(3,652)
Gain on early extinguishment of debt	6,297	-

Interest and other income	6,817	6,808
Net gain on disposition of partial interests in rental properties	866	-

Loss before income taxes	(12,867)	(38,219)

Income tax expense (benefit)
Current	6,749	(7,383)
Deferred	(15,376)	(14,983)

	(8,627)	(22,366)

Equity in loss of unconsolidated entities	(4,225)	(6,306)
Impairment of unconsolidated entities	(12,899)	(9,560)

Loss from continuing operations	(21,364)	(31,719)

Discontinued operations, net of tax:
Operating earnings from rental properties	-	189
Gain on disposition of rental properties	-	2,784

	-	2,973

Net loss	(21,364)	(28,746)
Net loss (earnings) attributable to noncontrolling interest	5,802	(1,933)

Net loss attributable to Forest City Enterprises, Inc.	$(15,562)	$(30,679)

Basic and diluted earnings (loss) per common share
Loss from continuing operations attributable to Forest City Enterprises, Inc.	$(0.10)	$(0.33)
Earnings from discontinued operations attributable to Forest City Enterprises, Inc.	-	0.03

Net loss attributable to Forest City Enterprises, Inc.	$(0.10)	$(0.30)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended April 30,
	2010	2009
	(in thousands)

Net loss	$(21,364)	$(28,746)

Other comprehensive income, net of tax:

Unrealized net gains on investment securities	88	93

Foreign currency translation adjustments	(193)	130

Unrealized net gains on interest rate derivative contracts	1,177	2,681

Total other comprehensive income, net of tax	1,072	2,904

Comprehensive loss	(20,292)	(25,842)

Comprehensive loss (income) attributable to noncontrolling interest	5,729	(1,929)

Total comprehensive loss attributable to Forest City Enterprises, Inc.	$(14,563)	$(27,771)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Equity
(Unaudited)

	Preferred Stock		Common Stock				Additional				Accumulated Other
	Series A		Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Interest	Total
							(in thousands)

Three Months Ended April 30, 2010
Balances at January 31, 2010	-	$-	132,836	$44,279	22,516	$7,505	$571,189	$613,073	28	$(154)	$(87,266)	$356,214	$1,504,840

Cumulative effect of adoption of new consolidation accounting guidance												(74,034)	(74,034)
Net loss								(15,562)				(5,802)	(21,364)
Other comprehensive income, net of tax											999	73	1,072
Purchase of treasury stock									25	(358)			(358)
Conversion of Class B to Class A shares			1,025	341	(1,025)	(341)							-
Issuance of Series A preferred stock for cash (Note Q)	1,000	50,000					(5,544)						44,456
Issuance of Series A preferred stock in exchange for Senior Notes (Note Q)	3,400	170,000					(2,342)						167,658
Purchase of equity call hedge related to issuance of preferred stock (Note Q)							(17,556)						(17,556)
Restricted stock vested			111	37			(37)						-
Stock-based compensation							5,267						5,267
Excess income tax deficiency from stock based compensation							(1,446)						(1,446)
Contributions from noncontrolling interests												3,078	3,078
Distributions to noncontrolling interests												(2,407)	(2,407)
Change to equity method of accounting related to disposition of partial interests in rental properties												23,493	23,493
Other changes in noncontrolling interests												(61)	(61)

Balances at April 30, 2010	4,400	$220,000	133,972	$44,657	21,491	$7,164	$549,531	$597,511	53	$(512)	$(86,267)	$300,554	$1,632,638

Three Months Ended April 30, 2009
Balances at January 31, 2009	-	$-	80,082	$26,694	22,798	$7,599	$267,796	$643,724	2	$(21)	$(107,521)	$337,828	$1,176,099

Net loss								(30,679)				1,933	(28,746)
Other comprehensive income, net of tax											2,908	(4)	2,904
Purchase of treasury stock									22	(107)			(107)
Conversion of Class B to Class A shares			112	37	(112)	(37)							-
Restricted stock vested			119	40			(40)						-
Stock-based compensation							4,683						4,683
Excess income tax deficiency from stock-based compensation							(1,816)						(1,816)
Contributions from noncontrolling interests												15,464	15,464
Distributions to noncontrolling interests												(2,208)	(2,208)
Other changes in noncontrolling interests												80	80

Balances at April 30, 2009	-	$-	80,313	$26,771	22,686	$7,562	$270,623	$613,045	24	$(128)	$(104,613)	$353,093	$1,166,353

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
	2010	2009
	(in thousands)

Net Loss	$(21,364)	$(28,746)
Depreciation and amortization	61,945	65,934
Amortization of mortgage procurement costs	2,667	3,652
Impairment of real estate	-	1,124
Impairment of unconsolidated entities	12,899	9,560
Write-off of abandoned development projects	-	14,393
Gain on early extinguishment of debt	(6,297)	-
Net gain on disposition of partial interests in rental properties	(866)	-
Deferred income tax benefit	(15,376)	(14,983)
Equity in loss of unconsolidated entities	4,225	6,306
Stock-based compensation expense	2,774	2,267
Amortization and mark-to-market adjustments of derivative instruments	1,355	3,674
Non-cash interest expense related to Puttable Equity-Linked Senior Notes	576	2,141
Cash distributions from operations of unconsolidated entities	3,764	4,265
Discontinued operations:
Depreciation and amortization	-	631
Amortization of mortgage procurement costs	-	24
Deferred income tax benefit	-	(1,947)
Gain on disposition of a rental property	-	(4,548)
Cost of sales of land included in projects under development and completed rental properties	876	17,983
Increase in land held for development or sale	(2,025)	(6,055)
Decrease in notes and accounts receivable	18,956	13,547
Decrease in other assets	2,137	4,438
Increase in restricted cash used for operating purposes	(8,893)	(5,561)
Decrease in accounts payable and accrued expenses	(34,850)	(54,393)

Net cash provided by operating activities	22,503	33,706

Cash Flows from Investing Activities
Capital expenditures	(226,731)	(234,134)
Payment of lease procurement costs	(8,341)	(2,335)
Increase in other assets	(5,747)	(1,201)
Decrease (increase) in restricted cash used for investing purposes	62,590	(198,250)
Proceeds from disposition of partial interests in rental properties (2010) and disposition of a rental property (2009)	158,533	9,042
Increase in investments in and advances to affiliates	(31,848)	(31,038)

Net cash used in investing activities	(51,544)	(457,916)

Cash Flows from Financing Activities
Proceeds from issuance of Series A preferred stock, net of $5,544 of issuance costs	44,456	-
Payment for equity call hedge related to the issuance of Series A preferred stock	(17,556)	-
Proceeds from nonrecourse mortgage debt and notes payable	42,778	408,488
Principal payments on nonrecourse mortgage debt and notes payable	(23,017)	(64,086)
Borrowings on bank revolving credit facility	169,300	132,000
Payments on bank revolving credit facility	(252,816)	(119,500)
Change in restricted cash and book overdrafts	12,968	207
Payment of deferred financing costs	(3,702)	(8,974)
Purchase of treasury stock	(358)	(107)
Contributions from noncontrolling interests	1,996	15,464
Distributions to noncontrolling interests	(2,407)	(2,208)

Net cash (used in) provided by financing activities	(28,358)	361,284

Net decrease in cash and equivalents	(57,399)	(62,926)

Cash and equivalents at beginning of period	251,405	267,305

Cash and equivalents at end of period	$194,006	$204,379

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
Supplemental Non-Cash Disclosures:
The table below represents the effect of the following non-cash transactions for the three months ended April 30, 2010 and 2009:

	Three Months Ended April 30,
	2010	2009
	(in thousands)

Operating Activities

(Increase) decrease in land held for development or sale (7)(8)	$750	$(15,057)

Decrease in notes and accounts receivable (1)(2)(3)(4)(6)	17,490	3,248

Decrease in other assets (1)(3)(4)(6)	69,534	1,246

Increase in restricted cash (1)(3)(4)	(4,495)	-

Increase in accounts payable and accrued expenses (1)(3)(4)(6)(8)	183,821	16,148

Total effect on operating activities	$267,100	$5,585

Investing Activities

Increase in projects under development (1)(7)(8)(9)	$(87,506)	$(4,965)

Decrease (increase) in completed rental properties (1)(3)(4)(7)(8)	307,211	(1,879)

Non-cash proceeds from disposition of a property (6)	-	20,853

Decrease in investments in and advances to affiliates (1)(3)(4)	47,660	-

Total effect on investing activities	$267,365	$14,009

Financing Activities

Decrease in nonrecourse mortgage debt (1)(3)(4)(6)	$(485,898)	$(22,010)

Decrease in senior and subordinated debt (5)	(167,658)	-

Increase in preferred stock(5)	170,000	-

Increase in additional paid-in capital (5)(9)	151	2,416

Decrease in noncontrolling interest (1)(2)(4)	(51,060)	-

Total effect on financing activities	$(534,465)	$(19,594)

(1)
Change in consolidation method of accounting for various entities in the Residential Group and Commercial Group during the three months ended April 30, 2010, due to the adoption of accounting guidance for the consolidation of variable interest entities (“VIEs”).

(2)	Receipt of a note receivable as a contribution from a noncontrolling interest during the three months ended April 30, 2010.

(3)
Disposition of partial interests in the Company’s mixed-use University Park project in Cambridge, Massachusetts during the three months ended April 30, 2010 and change to equity method of accounting from full consolidation for the remaining ownership interest.

(4)
Disposition of partial interests in The Grand, Lenox Club and Lenox Park apartment communities in the Residential Group during the three months ended April 30, 2010 and change to equity method of accounting from full consolidation for the remaining ownership interest.

(5)	Exchange of the Company’s senior notes due 2011, 2015 and 2017 for a new issue of 7.0% Series A Cumulative Perpetual Convertible Preferred Stock (see Note Q – Capital Stock).

(6)	Disposition of Grand Avenue, a specialty retail center in the Commercial Group, including assumption of nonrecourse mortgage debt by the buyer, during the three months ended April 30, 2009.

(7)	Commercial Group and Residential Group outlots reclassified prior to sale from projects under development or completed rental properties to land held for sale.

(8)	Increase or decrease in construction payables included in accounts payable and accrued expenses.

(9)	Capitalization of stock-based compensation granted to employees directly involved with the acquisition, development and construction of real estate.
The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A.   Accounting Policies
Basis of Presentation
The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended January 31, 2010, as amended on Form 10-K/A filed April 28, 2010. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
Principles of Consolidation
In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the guidance for consolidation of variable interest entities (“VIEs”) to require an ongoing reassessment of determining whether a variable interest gives a company a controlling financial interest in a VIE. The guidance eliminates the quantitative approach to evaluating VIEs for consolidation. The guidance identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, this standard requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed. This standard requires continuous reassessment of primary beneficiary status rather than event-driven assessments and incorporates expanded disclosure requirements. This guidance was adopted by the Company on February 1, 2010, and is being applied prospectively.
As a result of the adoption of this new consolidation accounting guidance, the Company concluded that it was deemed to be the primary beneficiary since the Company has: (a) the power to direct the matters that most significantly affect the activities of the VIE, including the development and management of the project; (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and therefore consolidated, one previously unconsolidated entity in the Commercial Group. The Company also concluded that it was no longer the primary beneficiary of a total of nine entities (2 in the Commercial Group and 7 in the Residential Group) and therefore deconsolidated a total of nine previously consolidated entities. The 7 Residential Group entities are all operated and managed under Housing Assistance Payments Contracts (“HAP Contracts”), administered by the U.S. Department of Housing and Urban Development (“HUD”). These HAP Contracts restrict the Company’s ability to make decisions as HUD holds significant control over all aspects of the Affordable Housing Program. HUD establishes the market rents and absorbs losses by providing the majority of the cash flows via rent subsidies. Furthermore, the HAP Contracts, restrict the Company from selling, transferring or encumbering their interests without prior approval from HUD. Cash distributions are also limited. Based on these limitations, it was determined the Company does not have: (a) the power to direct the matters that most significantly affect the activities of the VIE; and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and therefore is not the primary beneficiary of these 7 Residential Group entities.
The initial consolidation and deconsolidation of these entities, as a result of the new accounting guidance on February 1, 2010, resulted in the following increases (decreases) to the following line items included in the January 31, 2010 balance sheet:

	Consolidated	Deconsolidated	Net Change
		(in thousands)

Assets
Real estate, net	$251,083	$(227,056)	$24,027
Cash and equivalents	1,593	(1,943)	(350)
Restricted cash	23,131	(13,976)	9,155
Notes and accounts receivable, net	40	(5,689)	(5,649)
Investments in and advances to affiliates	(91,863)	73,965	(17,898)
Other assets	15,638	(68,501)	(52,863)

Total assets	$199,622	$(243,200)	$(43,578)

Liabilities
Mortgage debt and notes payable, nonrecourse	$107,593	$(121,071)	$(13,478)
Accounts payable and accrued expenses	139,409	(95,475)	43,934

Total liabilities	247,002	(216,546)	30,456

Equity
Noncontrolling interest	(47,380)	(26,654)	(74,034)

Total liabilities and equity	$199,622	$(243,200)	$(43,578)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A.   Accounting Policies (continued)
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. Some of the critical estimates made by the Company include, but are not limited to, determination of the primary beneficiary of VIEs, estimates of useful lives for long-lived assets, reserves for collection on accounts and notes receivable and other investments, impairment of real estate and other-than-temporary impairments on its equity method investments. As a result of the nature of estimates made by the Company, actual results could differ.
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
Military Housing Fee Revenues
Development fees related to the Company’s military housing projects are earned based on a contractual percentage of the actual development costs incurred. The Company also recognizes additional development incentive fees based upon successful completion of certain criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements. Development and development incentive fees of $1,756,000 and $2,868,000 were recognized during the three months ended April 30, 2010 and 2009, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Construction management fees are earned based on a contractual percentage of the actual construction costs incurred. The Company also recognizes certain construction incentive fees based upon successful completion of certain criteria as set forth in the construction contracts. Construction and incentive fees of $1,648,000 and $2,850,000 were recognized during the three months ended April 30, 2010 and 2009, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Property management and asset management fees are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, that is generated by the military housing privatization projects as defined in the agreements. The Company also recognizes certain property management incentive fees based upon successful completion of certain criteria as set forth in the property management agreements. Property management, management incentive and asset management fees of $4,001,000 and $4,042,000 were recognized during the three months ended April 30, 2010 and 2009, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A.    Accounting Policies (continued)
The Company guarantees the financial investor that in the event of a subsequent recapture by a taxing authority due to the Company’s noncompliance with applicable tax credit guidelines it will indemnify the financial investor for any recaptured tax credits. The Company initially records a liability for the cash received from the financial investor. The Company generally records income upon completion and certification of the qualifying development expenditures for historic tax credits and upon certification of the qualifying investments in designated CDEs for new market tax credits resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 7 years. Income related to the sale of tax credits of $2,452,000 and $3,155,000 was recognized during the three months ended April 30, 2010 and 2009, respectively, which was recorded in interest and other income in the Consolidated Statements of Operations.
Termination Benefits
During the three months ended April 30, 2010 and 2009, the Company’s workforce was reduced. The Company provided outplacement services to terminated employees and severance payments based on years of service and other defined criteria. In accordance with accounting guidance for costs associated with exit or disposal activities, the Company recorded pre-tax charges for total estimated termination costs (outplacement and severance) of $1,175,000 and $8,720,000 during the three months ended April 30, 2010 and 2009, respectively, which are included in operating expenses in the Consolidated Statements of Operations for the respective periods.
Termination benefits expense is included in the Corporate Activities segment. The activity in the accrued severance balance for termination costs for the three months ended April 30, 2010 and 2009 is as follows:

	Three Months Ended April 30,
	2010	2009
	(in thousands)

Accrued severance, beginning balance	$3,361	$3,360

Termination benefits expense	1,175	8,720
Payments	(859)	(3,122)

Accrued severance, ending balance	$3,677	$8,958

Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated OCI included within the Company’s Consolidated Balance Sheets.

	April 30, 2010	January 31, 2010
	(in thousands)

Unrealized losses on securities	$312	$456
Unrealized losses on foreign currency translation	1,783	1,467
Unrealized losses on interest rate contracts (1)	139,837	141,764

	141,932	143,687
Noncontrolling interest and income tax benefit	$(55,665)	$(56,421)

Accumulated Other Comprehensive Loss	$86,267	$87,266

(1)
Included in the amounts of unrealized losses on interest rate contracts for the three months ended April 30 and the year ended January 31, 2010 are $91,723 and $89,637, respectively, of unrealized losses on an interest rate swap associated with the New York Times, an office building in Manhattan, New York, on its nonrecourse mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all-in lender interest rate of 6.40% (5.50% swap rate plus 0.90% lender spread) for ten years. Approximately $31,925 is expected to be reclassified from OCI to interest expense within the next twelve months.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A.    Accounting Policies (continued)
Fair Value of Financial Instruments
The carrying amount of the Company’s notes and accounts receivable and accounts payable and accrued expenses approximates fair value based upon the short-term nature of the instruments. The Company estimates the fair value of its debt instruments by discounting future cash payments at interest rates that the Company believes approximate the current market. The estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates, recent financing transactions and other factors. Based on these inputs, the estimated fair value of the Company’s long-term debt at April 30 and January 31, 2010 is as follows:

	April 30, 2010		January 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)		(in thousands)

Fixed	$4,777,005	$4,702,823	$5,215,656	$4,978,454
Variable	3,299,462	3,360,558	3,564,157	3,501,698

Total long-term debt	$8,076,467	$8,063,381	$8,779,813	$8,480,152

See Note H for fair values of other financial instruments.
Derivative Instruments and Hedging Activities
The Company records all derivatives in the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
Variable Interest Entities
As of April 30, 2010, the Company determined that it was the primary beneficiary of 37 VIEs representing 24 properties (21 VIEs representing 10 properties in the Residential Group, 14 VIEs representing 12 properties in the Commercial Group and 2 VIEs/properties in the Land Development Group). The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of April 30, 2010, the Company held variable interests in 61 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of its involvement with these unconsolidated VIEs is limited to the Company’s recorded investments in those VIEs totaling approximately $66,000,000 at April 30, 2010. The Company’s VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, hotels, land development and The Nets, a member of the National Basketball Association (“NBA”) in which the Company accounts for its investment on the equity method of accounting.
In addition to the VIEs described above, the Company has also determined that it is the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (see Note E - Senior and Subordinated Debt) as of April 30, 2010.
New Accounting Guidance
In addition to the new accounting guidance for consolidation of VIEs discussed previously in Note A, the following accounting pronouncement was adopted during the three months ended April 30, 2010:
In January 2010, the FASB issued amendments to the accounting guidance on fair value measurements and disclosures. This guidance requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. It also requires an entity to present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). This guidance clarifies existing disclosures related to the level of disaggregation, inputs and valuation techniques. This guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for the disclosures related to Level 3 fair

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A.   Accounting Policies (continued)
value measurements, which are effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. The adoption of this guidance related to the Level 1 and Level 2 fair value measurements on February 1, 2010 did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the adoption of the guidance related to the Level 3 fair value measurement disclosures.
B.   Investments in and Advances to Affiliates
Included in investments in and advances to affiliates are unconsolidated investments in entities that the Company does not control and/or is not deemed to be the primary beneficiary, and which are accounted for under the equity method of accounting, as well as advances to partners and other affiliates.
Following is a reconciliation of members’ and partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	April 30,	January 31,
	2010	2010
	(in thousands)

Members’ and partners’ equity, as below	$639,296	$557,456
Equity of other members and partners	540,229	513,708

Company’s investment in partnerships	99,067	43,748
Basis differences (1)	58,017	21,498
Advances to and on behalf of other affiliates	72,548	200,097

Total Investments in and Advances to Affiliates	$229,632	$265,343

(1)
This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the equity method venture level, which is typically amortized over the life of the related assets and liabilities. Basis differences occur from other-than-temporary impairments, as well as certain acquisition, transaction and other costs that are not reflected in the net assets at the equity method venture level.

Summarized financial information for the equity method investments, including those shown separately later in this Note B, is as follows:

	(Combined 100%)
	April 30,	January 31,
	2010	2010
	(in thousands)

Balance Sheet:
Real Estate
Completed rental properties	$5,091,433	$4,373,423
Projects under development	539,839	771,521
Land held for development or sale	268,508	271,129

Total Real Estate	5,899,780	5,416,073

Less accumulated depreciation	(848,619)	(721,908)

Real Estate, net	5,051,161	4,694,165

Restricted cash - military housing bond funds	423,555	481,615
Other restricted cash	238,698	222,752
Other assets	664,720	501,169

Total Assets	$6,378,134	$5,899,701

Mortgage debt and notes payable, nonrecourse	$5,246,714	$4,421,870
Other liabilities	492,124	920,375
Members’ and partners’ equity	639,296	557,456

Total Liabilities and Members’ and Partners’ Equity	$6,378,134	$5,899,701

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B.   Investments in and Advances to Affiliates (continued)

	(Combined 100%)
	Three Months Ended April 30,
	2010	2009
	(in thousands)

Operations:
Revenues	$236,404	$225,765
Operating expenses	(164,573)	(148,345)
Interest expense	(62,868)	(55,985)
Impairment of real estate (1)	(1,457)	-
Depreciation and amortization	(38,129)	(44,855)
Interest and other income	2,465	5,131

Loss from continuing operations	(28,158)	(18,289)

Discontinued operations:
Operating earnings from rental properties	-	546

Net loss (pre-tax)	$(28,158)	$(17,743)

Company’s portion of net loss (pre-tax)	(5,016)	(6,306)
Impairment of investment in unconsolidated entities (1)	(12,156)	(9,560)
Gain on disposition of equity method investment (2)	48	-

Net loss (pre-tax) from unconsolidated entities	$(17,124)	$(15,866)

(1)	The following table shows the detail of the impairments noted above:

		2010	2009
		(in thousands)
Impairment of real estate:
Old Stone Crossing at Caldwell Creek (Mixed-Use Land Development)	(Charlotte, North Carolina)	$1,457	$-

Company’s portion of impairment of real estate		$743	$-

Impairment of investment in unconsolidated entities:
Office Buildings:
818 Mission Street	(San Francisco, California)	$4,018	$-
Bulletin Building	(San Francisco, California)	3,543	-
Metreon (Specialty Retail Center)	(San Francisco, California)	4,595	-
Apartment Communities:
Millender Center	(Detroit, Michigan)	-	4,252
Metropolitan Lofts	(Los Angeles, California)	-	1,039
Residences at University Park	(Cambridge, Massachusetts)	-	855
Classic Residence by Hyatt (Supported-living Apartments)	(Yonkers, New York)	-	3,152
Old Stone Crossing at Caldwell Creek (Mixed-Use Land Development)	(Charlotte, North Carolina)	-	122
Other		-	140

Total impairment of investment in unconsolidated entities		$12,156	$9,560

Total impairment of unconsolidated entities		$12,899	$9,560

(2)	Upon disposition, investments accounted for on the equity method are not classified as discontinued operations; therefore, gains or losses on the sale of equity properties are reported in continuing operations when sold. The following table shows the detail of the gain on the disposition of unconsolidated entities:

		2010	2009
		(in thousands)
Gain on disposition of equity method investment:

El Centro Mall (Specialty Retail Center)	(El Centro, California)	$48	$-

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B.   Investments in and Advances to Affiliates (continued)
Nets Sports and Entertainment, LLC (“NSE”) is a subsidiary of the Company that owns The Nets and Brooklyn Arena, LLC, an entity that through its subsidiaries is overseeing the construction of and has a long-term capital lease in the Barclays Center Arena, the future home of The Nets. Upon adoption of new accounting guidance for the consolidation of VIEs on February 1, 2010, NSE was converted from an equity method entity to a consolidated entity. As of April 30, 2010, NSE consolidates Brooklyn Arena, LLC and accounts for its investment in The Nets on the equity method of accounting.
For the three months ended April 30, 2009, NSE was accounted for as an equity method investment and was deemed a significant investee. Summarized statements of operations information for NSE is as follows:

Three Months Ended
April 30, 2009
(in thousands)

Operations:
Revenues	$38,448
Operating expenses	(44,385)
Interest expense	(2,846)
Depreciation and amortization	(16,800)

Net loss (pre-tax)	$(25,583)

Company’s portion of net loss (pre-tax)	$(10,901)

C.   Mortgage Debt and Notes Payable, Nonrecourse
As of April 30, 2010, the composition of nonrecourse debt maturities including scheduled amortization and balloon payments are as follows:

			Scheduled
	Total	Scheduled	Balloon
Fiscal Years Ending January 31,	Maturities	Amortization	Payments
		(in thousands)

2011	$679,835	$58,913	$620,922
2012	1,089,879	$65,286	$1,024,593
2013	1,224,806	$53,066	$1,171,740
2014	904,962	$43,434	$861,528
2015	497,915	$31,193	$466,722
Thereafter	2,777,966

Total	$7,175,363

Subsequent to April 30, 2010, the Company addressed approximately $199,631,000 of nonrecourse debt scheduled to mature during the year ending January 31, 2011 through closed transactions, commitments and/or automatic extensions. The Company also has extension options available on $16,997,000 of nonrecourse debt scheduled to mature during the year ending January 31, 2011, all of which require some predefined condition in order to qualify for the extension, such as meeting or exceeding leasing hurdles, loan to value ratios or debt service coverage requirements. The Company cannot give assurance that the defined hurdles or milestones will be achieved to qualify for these extensions.
The Company is in current negotiations to refinance and/or extend the remaining $404,294,000 of nonrecourse debt scheduled to mature during the year ending January 31, 2011. In the event that an agreement is not reached with a lender to refinance or extend any maturing debt, the encumbered assets could be turned over to the lender in lieu of satisfying the maturing balloon payment.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
D.   Bank Revolving Credit Facility
On January 29, 2010, the Company and its 15-member bank group entered into a Second Amended and Restated Credit Agreement and a Second Amended and Restated Guaranty of Payment of Debt (collectively the “Credit Agreement”). The Credit Agreement, which matures on February 1, 2012, provides for total borrowings available under the Credit Agreement of $500,000,000. The Credit Agreement is subject to permanent reduction as the Company receives net proceeds from specified external capital raising events in excess of $250,000,000. The Credit Agreement bears interest at either a LIBOR-based rate or a Base Rate Option. The LIBOR Rate Option is the greater of 5.75% or 3.75% over LIBOR and the Base Rate Option is the greater of the LIBOR Rate Option, 1.5% over the Prime Rate or 0.5% over the Federal Funds Effective Rate. Up to 20% of the available borrowings may be used for letters of credit or surety bonds. Additionally, the Credit Agreement requires a specified amount of available borrowings to be reserved for the retirement of indebtedness. The Credit Agreement imposes a number of restrictive covenants on the Company, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that it may incur, restrictions on the pledging of ownership interests in subsidiaries, limitations on the use of cash sources and a prohibition on common stock dividends through the maturity date. The Credit Agreement also contains certain financial covenants, including the maintenance of minimum liquidity, certain debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as defined in the Credit Agreement). At April 30, 2010, the Company was in compliance with all of these financial covenants.
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
On March 4, 2010, the Company entered into a first amendment to the Credit Agreement that permitted it to issue 7.0% Series A Cumulative Perpetual Convertible Preferred Stock (“Series A preferred stock”) for cash or in exchange for certain of its senior notes. The amendment also permitted payment of dividends on the Series A preferred stock, so long as no event of default has occurred or would occur as a result of the payment. To the extent the Series A preferred stock was exchanged for specified indebtedness, the reserve required under the Credit Agreement was reduced on a dollar for dollar basis under the terms of the first amendment.
The available credit on the bank revolving credit facility at April 30 and January 31, 2010 was as follows:

	April 30, 2010		January 31, 2010
	(in thousands)

Maximum borrowings	$500,000	(1)	$500,000
Less outstanding balances and reserves:
Borrowings	-		83,516
Letters of credit	72,577		90,939
Surety bonds	-		-
Reserve for retirement of indebtedness	53,891		105,067

Available credit	$373,532		$220,478

(1)	Based on specific external capital raising events through April 30, 2010, a permanent reduction in available borrowings of $2,972 became effective May 5, 2010.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E.   Senior and Subordinated Debt
The Company’s Senior and Subordinated Debt is comprised of the following at April 30 and January 31, 2010:

	April 30, 2010	January 31, 2010
	(in thousands)

Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011, net of discount	$51,116	$98,944
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	198,561	198,480
7.625% Senior Notes due 2015	178,253	300,000
5.000% Convertible Senior Notes due 2016	200,000	200,000
6.500% Senior Notes due 2017	144,174	150,000
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	872,104	1,047,424

Subordinated Debt:
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Senior and Subordinated Debt	$901,104	$1,076,424

On March 4, 2010, the Company entered into separate, privately negotiated exchange agreements with certain holders of three separate series of the Company’s senior notes due 2011, 2015 and 2017. Under the terms of the agreements, these holders agreed to exchange their notes for a new issue of Series A preferred stock. Amounts exchanged in each series are as follows: $51,176,000 of 3.625% puttable equity-linked Senior Notes due 2011, $121,747,000 of 7.625% Senior Notes due 2015 and $5,826,000 of 6.500% Senior Notes due 2017, which were exchanged for $50,664,000, $114,442,000 and $4,894,000 of Series A preferred stock, respectively. This exchange resulted in a gain, net of associated deferred financing costs of $6,297,000, which is recorded as early extinguishment of debt on the Consolidated Statements of Operations. (See Note Q – Capital Stock).
Puttable Equity-Linked Senior Notes due 2011
On October 10, 2006, the Company issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 (“2011 Notes”) in a private placement. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15. During the year ended January 31, 2009, the Company purchased on the open market $15,000,000 in principal of its 2011 Notes. On October 7, 2009, the Company entered into privately negotiated exchange agreements with certain holders of the 2011 Notes to exchange $167,433,000 of aggregate principal amount of their 2011 Notes for a new issue of 3.625% puttable equity-linked senior notes due October 2014. As discussed above, on March 4, 2010, the Company retired $51,176,000 of 2011 Notes in exchange for Series A preferred stock. There was $53,891,000 ($51,116,000, net of discount) and $105,067,000 ($98,944,000, net of discount) of principal outstanding at April 30, 2010 and January 31, 2010, respectively.
Holders may put their notes to the Company at their option on any day prior to the close of business on the scheduled trading day immediately preceding July 15, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the put value rate (as defined) on each such day; (2) during any fiscal quarter after the fiscal quarter ending January 31, 2007, if the last reported sale price of the Company’s Class A common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the applicable put value price in effect on the last trading day of the immediately preceding fiscal quarter; or (3) upon the occurrence of specified corporate events as set forth in the applicable indenture. On and after July 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may put their notes to the Company at any time, regardless of the foregoing circumstances. In addition, upon a designated event, as defined, holders may require the Company to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, as set forth in the applicable indenture. At April 30, 2010, none of the aforementioned circumstances have been met.

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
The 2011 Notes are the Company’s only senior notes that qualify as convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. The carrying amounts of the Company’s debt and equity balances related to the 2011 Notes as of April 30 and January 31, 2010 are as follows:

	April 30, 2010	January 31, 2010
	(in thousands)

Carrying amount of equity component	$8,601	$16,769

Outstanding principal amount of the puttable equity-linked senior notes	53,891	105,067
Unamortized discount	(2,775)	(6,123)

Net carrying amount of the puttable equity-linked senior notes	$51,116	$98,944

The unamortized discount will be amortized as additional interest expense through October 15, 2011. The effective interest rate for the liability component of the puttable equity-linked senior notes was 7.51% for the three months ended April 30, 2010 and 2009. The Company recorded non-cash interest expense of $495,000 and $2,141,000 for the three months ended April 30, 2010 and 2009, respectively. The Company recorded contractual interest expense of $689,000 and $2,470,000 for the three months ended April 30, 2010 and 2009, respectively.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E.   Senior and Subordinated Debt (continued)
Senior Notes due 2015
On May 19, 2003, the Company issued $300,000,000 of 7.625% senior notes due June 1, 2015 (“2015 Notes”) in a public offering. Accrued interest is payable semi-annually on December 1 and June 1. These senior notes may be redeemed by the Company, in whole or in part, at any time on or after June 1, 2008 at an initial redemption price of 103.813% that is systematically reduced to 100% through June 1, 2011. As of June 1, 2009, the redemption price was reduced to 102.542%. As discussed above, on March 4, 2010, the Company retired $121,747,000 of 2015 Notes in exchange for Series A preferred stock.
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
In connection with the issuance of the notes, the Company entered into a convertible note hedge transaction. The convertible note hedge transaction is intended to reduce, subject to a limit, the potential dilution with respect to the Company’s Class A common stock upon conversion of the notes. The net effect of the convertible note hedge transaction, from the Company’s perspective, is to approximate an effective conversion price of $16.37 per share. The terms of the Notes were not affected by the convertible note hedge transaction. The convertible note hedge transaction was recorded as a reduction of shareholders’ equity through additional paid-in capital.
Senior Notes due 2017
On January 25, 2005, the Company issued $150,000,000 of 6.500% senior notes due February 1, 2017 (“2017 Notes”) in a public offering. Accrued interest is payable semi-annually on February 1 and August 1. These senior notes may be redeemed by the Company, in whole or in part, at any time on or after February 1, 2010 at a redemption price of 103.250% beginning February 1, 2010 and systematically reduced to 100% through February 1, 2013. As discussed above, on March 4, 2010, the Company retired $5,826,000 of 2017 Notes in exchange for Series A preferred stock.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
F.   Financing Arrangements
Collateralized Borrowings
On July 13, 2005, the Park Creek Metropolitan District (the “District”) issued $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds, Series 2005 (the “Senior Subordinate Bonds”) and Stapleton Land II, LLC, a consolidated subsidiary, entered into an agreement whereby it will receive a 1% fee on the Senior Subordinate Bonds in exchange for providing certain credit enhancement. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The Senior Subordinate Bonds were refinanced on April 16, 2009 with proceeds from the issuance of $86,000,000 of Park Creek Metropolitan District Senior Limited Property Tax Supported Revenue Refunding and Improvement Bonds, Series 2009. The credit enhancement arrangement expired with the refinancing of the Senior Subordinate Bonds on April 16, 2009. The Company recorded $-0- and $132,000 of interest income related to the credit enhancement arrangement in the Consolidated Statements of Operations for the three months ended April 30, 2010 and 2009, respectively.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially were to pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC, a consolidated subsidiary, entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC was entitled and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. The District withdrew $58,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures by June 2, 2008 and the Junior Subordinated Bonds became Converted Bonds. The Converted Bonds were acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and the Company simultaneously entered into a total rate of return swap (“TRS’) with a notional amount of $58,000,000. The Company receives a fixed rate of 8.5% and pays the Security Industry and Financial Markets Association (“SIFMA”) rate plus a spread on the TRS related to the Converted Bonds. The Company determined that the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control; therefore, the Converted Bonds have been recorded as a secured borrowing in the Consolidated Balance Sheets.
During the year ended January 31, 2009, a consolidated subsidiary of the Company purchased $10,000,000 of the Converted Bonds from one of the investment banks. Simultaneous with the purchase, a $10,000,000 TRS contract was terminated and the corresponding amount of the secured borrowing was removed from the Consolidated Balance Sheets. On April 16, 2009, an additional $5,000,000 of the Converted Bonds was purchased by another consolidated subsidiary, and a corresponding amount of a related TRS was terminated and the corresponding secured borrowing was removed from the Consolidated Balance Sheets. The fair value of the Converted Bonds recorded in other assets in the Consolidated Balance Sheets was $58,000,000 at both April 30 and January 31, 2010. The outstanding TRS contracts on the $43,000,000 of secured borrowings related to the Converted Bonds at both April 30 and January 31, 2010 were supported by collateral consisting primarily of certain notes receivable owned by the Company aggregating $33,042,000. The Company recorded net interest income of $522,000 and $842,000 related to the TRS in the Consolidated Statements of Operations for the three months ended April 30, 2010 and 2009, respectively.
Other Financing Arrangements
A consolidated subsidiary of the Company has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $16,560,000 of this commitment as of April 30, 2010. In addition, in June 2009, the consolidated subsidiary committed to fund $10,000,000 to the City of Denver and certain of its entities to be used to fund additional infrastructure projects and has funded $1,530,000 of this commitment as of April 30, 2010.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G.   Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned decreases in earnings and cash flows that may be caused by interest rate volatility. Derivative instruments that are used as part of the Company’s strategy include interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. The Company enters into interest rate swaps to convert certain floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions, or forward starting swaps to hedge the changes in benchmark interest rates on forecasted financings. Option products utilized include interest rate caps, floors, interest rate swaptions and Treasury options. The use of these option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt. The caps and floors have typical durations ranging from one to three years while the Treasury options are for periods of five to ten years. The Company also enters into interest rate swap agreements for hedging purposes for periods that are generally one to ten years. The Company does not have any Treasury options outstanding at April 30, 2010.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company recorded interest expense of $2,000 and $82,000 for the three months ended April 30, 2010 and 2009, respectively, in the Consolidated Statements of Operations, which represented total ineffectiveness of all fully consolidated cash flow hedges of which $-0- for the three months ended April 30, 2010 and 2009, respectively, represented the amount of derivative losses reclassified into earnings from accumulated OCI as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter (missed forecasted transaction). As of April 30, 2010, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $25,245,000, net of tax. However, the actual amount reclassified could vary due to future changes in fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by the Company and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that the Company and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At April 30, 2010, the SIFMA rate is 0.30%. Additionally, the Company and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to the Company and/or the Joint Ventures. At April 30, 2010, the aggregate notional amount of TRS that are designated as fair value hedging instruments under the accounting guidance on derivatives and hedging activities, in which the Company and/or the consolidated Joint Ventures have an interest, is $322,655,000. The Company believes the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt and notes payable. The underlying TRS borrowings are subject to a fair value adjustment (refer to Note H – Fair Value Measurements).
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G.   Derivative Instruments and Hedging Activities (continued)
The Company has entered into forward swaps to protect itself against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time the Company secures and locks an interest rate on an anticipated financing, it intends to simultaneously terminate the forward swap associated with that financing. At April 30, 2010, the Company has two forward swaps with an aggregate notional amount of $160,000,000, neither of which qualify as cash flow hedges under the accounting guidance on derivatives and hedging activities. As such, the change in fair value of these swaps is marked to market through earnings on a quarterly basis. Related to these forward swaps, the Company recorded $308,000 and ($655,000) for the three months ended April 30, 2010 and 2009, respectively, as an increase (reduction) of interest expense in its Consolidated Statements of Operations. On May 3, 2010, one of the forward swaps with a notional amount of $107,000,000 was terminated.
The following tables present the fair values and location in the Consolidated Balance Sheets of all derivative instruments as of April 30 and January 31, 2010:

	Fair Value of Derivative Instruments
	April 30, 2010
				Liability Derivatives
	Asset Derivatives			(included in Accounts Payable
	(included in Other Assets)			and Accrued Expenses)
	Current			Current
	Notional	Fair Value		Notional		Fair Value
	(in thousands)

Derivatives Designated as Hedging Instruments

Interest rate caps	$476,100	$664	(1)	$-		$-
Interest rate swap agreements	-	-		985,000	(3)	98,217
TRS	-	-		267,805		23,700

Total derivatives designated as hedging instruments	$476,100	$664		$1,252,805		$121,917

Derivatives Not Designated as Hedging Instruments

Interest rate caps	$1,239,279	$101	(2)	$-		$-
Interest rate swap agreements	20,667	2,064		160,000		32,735
TRS	-	-		40,513		11,245

Total derivatives not designated as hedging instruments	$1,259,946	$2,165		$200,513		$43,980

(1)
$35 of the fair value applies to $906,992 of notional excluded from the associated current notional amount that is covered by other interest rate caps for the three months ended April 30, 2010. These caps are active as of April 30, 2010; however, their effective periods are subsequent to this date.

(2)
$23 of the fair value applies to $105,882 of notional excluded from the associated current notional amount that is covered by other interest rate caps for the three months ended April 30, 2010. These caps are active as of April 30, 2010; however, their effective periods are subsequent to this date.

(3)
$355 of the fair value applies to $200,000 of notional excluded from the associated current notional amount that is covered by other interest rate swaps for the three months ended April 30, 2010. These swaps are active as of April 30, 2010; however, their effective periods are subsequent to this date.

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

The following tables present the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets, and in equity in loss of unconsolidated entities and interest expense in the Consolidated Statements of Operations for the three months ended April 30, 2010 and 2009:

	Loss Reclassified from
Three Months Ended	Accumulated OCI
April 30, 2010	(Effective Portion)
	Gain	Location on		Ineffectiveness
	Recognized	Consolidated		Recognized in
Derivatives Designated as	in OCI	Statements of		Interest Expense
Cash Flow Hedging Instruments(1)	(Effective Portion)	Operations	Amount	on Derivatives
	(in thousands)

Interest rate caps, interest rate swaps and Treasury options	$852	Interest expense	$751	$2
Treasury options	-	Equity in loss of unconsolidated entities	18	2

Total	$852		$769	$4

(1)
Gains and losses on terminated hedges included in accumulated OCI are being reclassified into interest expense over the original life of the hedged transactions as the transactions are still more likely than not to occur and would not be reflected in the previous table related to the fair value of designated derivatives (see Note H - Fair Value Measurements).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G.   Derivative Instruments and Hedging Activities (continued)

	Loss Reclassified from
Three Months Ended	Accumulated OCI
April 30, 2009	(Effective Portion)
	Gain	Location on		Ineffectiveness
	Recognized	Consolidated		Recognized in
Derivatives Designated as	in OCI	Statements of		Interest Expense
Cash Flow Hedging Instruments(1)	(Effective Portion)	Operations	Amount	on Derivatives
	(in thousands)

Interest rate caps, floors, swap agreements swaptions and Treasury options	$3,760	Interest expense	$(740)	$(82)
Treasury options	-	Equity in loss of unconsolidated entities	(41)	-

Total	$3,760		$(781)	$(82)

The following table presents the impact of gains and losses related to derivative instruments designated as fair value hedges included in interest expense in the Consolidated Statements of Operations for the three months ended April 30, 2010 and 2009:

Derivatives Designated as	Net Gain Recognized(1)
Fair Value Hedging Instruments	April 30, 2010	April 30, 2009
	(in thousands)

TRS	$2,299	$8,119

(1)
The loss recognized in interest expense in the Consolidated Statements of Operations from the change in fair value of the underlying TRS borrowings for the three months ended April 30, 2010 and 2009 was $2,299 and $8,119, respectively, offsetting the gain recognized on the TRS (see Note H - Fair Value Measurements).

The following table presents the impact of gains and losses related to derivative instruments not designated as hedging instruments included in interest expense in the Consolidated Statements of Operations for the three months ended April 30, 2010 and 2009:

Derivatives Not Designated as	Net Gain (Loss) Recognized
Hedging Instruments	April 30, 2010	April 30, 2009
	(in thousands)

Interest rate caps, interest rate swaps and floors	$(776)	$(14)
TRS	161	(2,857)

Total	$(615)	$(2,871)

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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G.    Derivative Instruments and Hedging Activities (continued)
The Company has agreements with its derivative counterparties that contain a provision under which the derivative counterparty could terminate the derivative obligations if the Company defaults on its obligations under its bank revolving credit facility and designated conditions have passed. In instances where subsidiaries of the Company have derivative obligations that are secured by a mortgage, the derivative obligations could be terminated if the indebtedness between the two parties is terminated, either by loan payoff or default of the indebtedness. In addition, one of the Company’s derivative contracts provides that if the Company’s credit rating were to fall below certain levels, it may trigger additional collateral to be posted with the counterparty up to the full amount of the liability position of the derivative contracts. Also, certain subsidiaries of the Company have agreements with certain of its derivative counterparties that contain provisions whereby the subsidiaries of the Company must maintain certain minimum financial ratios.
As of April 30, 2010, the aggregate fair value of all derivative instruments in a liability position, prior to the adjustment for nonperformance risk of ($13,019,000) is $178,916,000, for which the Company had posted collateral consisting primarily of cash and notes receivable of $116,847,000. If all credit risk contingent features underlying these agreements had been triggered on April 30, 2010, as discussed above, the Company would have been required to post collateral of the full amount of the liability position referred to above, or $178,916,000.
H.    Fair Value Measurements
The Company’s financial assets and liabilities subject to fair value measurements are interest rate caps, floors and swaptions, interest rate swap agreements (including forward swaps), TRS and borrowings subject to TRS (see Note G - Derivative Instruments and Hedging Activities). The Company’s impairment of real estate and unconsolidated entities are also subject to fair value measurements (see Note M - Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-off of Abandoned Development Projects and Gain on Early Extinguishment of Debt).
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
Measurement of Fair Value
The Company estimates the fair value of its hedging instruments, which includes the interest rate caps, floors, and interest rate swap agreements (including forward swaps), based on interest rate market pricing models. Although the Company has determined that the significant inputs used to value its hedging instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of April 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its hedging instruments’ positions and has determined that the credit valuation adjustments are significant to the overall valuation of one interest rate swap and are not significant to the overall valuation of all of its other hedging instruments. As a result, the Company has determined that one interest rate swap is classified in Level 3 of the fair value hierarchy and all of its other hedging instruments valuations are classified in Level 2 of the fair value hierarchy.

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
To determine the fair value of the underlying borrowings subject to TRS, the base price is initially used as the estimate of fair value. The Company adjusts the fair value based upon observable and unobservable measures such as the financial performance of the underlying collateral; interest rate risk spreads for similar transactions and loan to value ratios. In the absence of such evidence, management’s best estimate is used. At April 30, 2010, the notional amount of TRS borrowings subject to fair value adjustments are approximately $322,655,000. The Company compares estimates of fair value to those provided by the respective counterparties on a quarterly basis. The Company has determined its fair value estimate of borrowings subject to TRS is classified in Level 3 of the fair value hierarchy.
Items Measured at Fair Value on a Recurring Basis
The Company’s financial assets consists of interest rate caps and floors, and interest rate swap agreements with a positive fair value and are included in other assets. The Company’s financial liabilities consists of interest rate swap agreements with a negative fair value and TRS with a negative fair value included in accounts payable and accrued expenses and borrowings subject to TRS included in mortgage debt and notes payable, nonrecourse. The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of April 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
	at April 30, 2010
	Level 1	Level 2	Level 3	Total
		(in thousands)
Interest rate caps	$-	$765	$-	$765
Interest rate swap agreements (positive fair value)	-	2,064	-	2,064
Interest rate swap agreements (negative fair value)	-	(39,229)	(91,723)	(130,952)
TRS (negative fair value)	-	-	(34,945)	(34,945)
Fair value adjustment to the borrowings subject to TRS	-	-	23,700	23,700

Total	$-	$(36,400)	$(102,968)	$(139,368)

The table below presents a reconciliation of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended April 30, 2010.

		Fair Value Measurements
		Three Months Ended April 30, 2010
		(in thousands)
			Fair value
			adjustment
	Interest Rate	Net	to the borrowings	Total TRS
	Swaps	TRS	subject to TRS	Related	Total
Balance, February 1, 2010	$(89,637)	$(54,395)	$42,989	$(11,406)	$(101,043)
Total realized and unrealized gains (losses):
Included in earnings	-	2,460	(2,299)	161	161
Included in other comprehensive income	(2,086)	-	-	-	(2,086)
Transfers out of Level 3 (1)	-	16,990	(16,990)	-	-

Balance, April 30, 2010	$(91,723)	$(34,945)	$23,700	$(11,245)	$(102,968)

(1)
Transfers out during the three months ended April 30, 2010 are related to the Company’s deconsolidation of certain entities as a result of a partial disposition of rental properties (see Note J - Net Gain on Disposition of Partial Interests in Rental Properties) and the Company’s adoption of new consolidation accounting guidance.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
I.    Stock-Based Compensation
During the three months ended April 30, 2010, the Company granted 430,939 stock options and 721,528 shares of restricted stock under the Company’s 1994 Stock Plan. The stock options had a grant-date fair value of $9.99, which was computed using the Black-Scholes option-pricing model with the following assumptions: expected term of 5.5 years, expected volatility of 71.5%, risk-free interest rate of 2.8%, and expected dividend yield of 0%. The exercise price of the options is $15.89, which was the closing price of the underlying Class A common stock on the date of grant. The restricted stock had a grant-date fair value of $15.89 per share, which was the closing price of the Class A common stock on the date of grant.
At April 30, 2010, there was $8,232,000 of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.42 years, and there was $20,555,000 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 3.11 years.
The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Three Months Ended April 30,
	2010	2009
	(in thousands)

Stock option costs	$2,852	$2,444
Restricted stock costs	2,415	2,239

Total stock-based compensation costs	5,267	4,683
Less amount capitalized into qualifying real estate projects	(2,493)	(2,416)

Amount charged to operating expenses	2,774	2,267
Depreciation expense on capitalized stock-based compensation	151	104

Total stock-based compensation expense	$2,925	$2,371

Deferred income tax benefit	$1,008	$787

Accounting guidance on share-based payments requires the immediate recognition of stock-based compensation costs for awards granted to retirement-eligible grantees. The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the three months ended April 30, 2010 and 2009 was $1,136,000 and $350,000, respectively.
In connection with the vesting of restricted stock during the three months ended April 30, 2010 and 2009, the Company repurchased into treasury 24,612 shares and 21,856 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $358,000 and $107,000, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
J.    Net Gain on Disposition of Partial Interests in Rental Properties
The net gain on disposition of partial interests in rental properties is comprised of the following for the three months ended April 30, 2010:

Gain (Loss)
(in thousands)

Bernstein Joint Venture	$29,342
University Park Joint Venture	(28,476)

$866

Bernstein Joint Venture
On February 19, 2010 the Company formed a new joint venture with the Bernstein Development Corporation to hold the Company’s previously held investment interests in three residential properties located within the Washington, D.C. metropolitan area. Both partners in the new joint venture have a 50% interest and joint control over the properties. These three properties totaling 1,340 rental units are:
•	The Grand, 549 units in North Bethesda, Maryland;
•	Lenox Club, 385 units in Arlington, Virginia; and
•	Lenox Park, 406 units in Silver Spring, Maryland.
The Company received $28,922,000 in cash proceeds and the joint venture assumed $163,000,000 of the nonrecourse mortgage debt on the properties resulting in gains on disposition of partial interests in rental properties of $29,342,000 for the three months ended April 30, 2010. As a result of this transaction, the Company is accounting for the new joint venture and the three properties as equity method investments since both partners have joint control of the new venture and the properties. The Company continues to lease and manage the three properties on behalf of the joint venture.
University Park Joint Venture
On February 22, 2010, the Company formed a joint venture with an outside partner, HCN FCE Life Sciences, LLC, to acquire seven life science office buildings in the Company’s mixed-use University Park project in Cambridge, Massachusetts, formerly wholly-owned by the Company. For its 49% share of the joint venture, the outside partner will invest cash and the joint venture will assume approximately $320,000,000 of nonrecourse mortgage debt on the seven buildings. The seven life science office buildings are:

Property

35 Landsdowne Street	202,000 square feet
40 Landsdowne Street	215,000 square feet
45/75 Sidney Street	277,000 square feet
65/80 Landsdowne Street	122,000 square feet
88 Sidney Street	145,000 square feet
Jackson Building	99,000 square feet
Richards Building	126,000 square feet
As of April 30, 2010, the contribution of six of the seven properties had closed and the seventh, the Richards Building, is expected to close during the second quarter of 2010 upon obtaining lender consents. The nonrecourse mortgage debt assumed by the joint venture for the six properties that closed during the three months ended April 30, 2010 was approximately $290,000,000.
In exchange for the contributed ownership interest, the Company received net proceeds of $129,611,000 during the three months ended April 30, 2010 primarily in the form of a loan from the joint venture. As such, the contribution of the first six properties did not qualify for full gain recognition under accounting guidance related to real estate sales, resulting in a deferred gain of $188,410,000, which is included in accounts payable and accrued expenses in the Consolidated Balance Sheet at April 30, 2010. Transaction costs of $28,476,000 related to the transaction did not qualify for deferral and were included as a loss on disposition of partial interests in rental properties for the three months ended April 30, 2010. Included in transaction costs are $21,483,000 of participation payments made to the ground lessor of the six properties in accordance with the respective ground lease agreements.
As a result of this transaction, the Company is accounting for the new joint venture and the six properties that closed as equity method investments since both partners have joint control of the new venture and the properties. The Company will serve as asset and property manager for the buildings.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
K.    Income Taxes
Income tax benefit for the three months ended April 30, 2010 and 2009 was $8,627,000 and $22,366,000, respectively. The difference in the income tax benefit reflected in the Consolidated Statements of Operations versus the income tax benefit computed at the statutory federal income tax rate is primarily attributable to state income taxes, utilization of state net operating losses, additional general business credits, changes to the valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.
At January 31, 2010, the Company had a federal net operating loss carryforward for tax purposes of $228,061,000 (generated primarily from the impact on its net earnings of tax depreciation expense from real estate properties and excess deductions from stock-based compensation) that will expire in the years ending January 31, 2024 through January 31, 2030, a charitable contribution deduction carryforward of $41,733,000 that will expire in the years ending January 31, 2011 through January 31, 2015 ($10,608,000 expiring in the year ended January 31, 2011), General Business Credit carryovers of $17,514,000 that will expire in the years ending January 31, 2011 through January 31, 2030 ($45,000 expiring in the year ended January 31, 2011), and an alternative minimum tax (“AMT”) credit carryforward of $29,341,000 that is available until used to reduce Federal tax to the AMT amount.
The Company’s policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating its future tax position. The Company has a full valuation allowance against the deferred tax asset associated with its charitable contributions. The Company has a valuation allowance against its general business credits, other than those general business credits which are eligible to be utilized to reduce future AMT liabilities. The Company has a valuation allowance against certain of its state net operating losses. These valuation allowances exist because management believes at this time that it is more likely than not that the Company will not realize these benefits.
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
As of April 30 and January 31, 2010, the Company had unrecognized tax benefits of $1,589,000 and $1,611,000, respectively. The Company recognizes estimated interest payable on underpayments of income taxes and estimated penalties that may result from the settlement of some uncertain tax positions as components of income tax expense. As of April 30 and January 31, 2010, the Company had approximately $535,000 and $525,000, respectively, of accrued interest and penalties related to uncertain income tax positions. During the three months ended April 30, 2010 and 2009, $10,000 and $32,000, respectively, of income tax expense relating to interest and penalties on uncertain tax positions was recorded in the Consolidated Statements of Operations.
The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized as of April 30, 2010 and 2009, is $141,000 and $145,000, respectively. Based upon the Company’s assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded at April 30, 2010. Included in the $1,589,000 of unrecognized benefits noted above is $1,368,000 which, due to the reasons above, could significantly decrease during the next twelve months.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
L.    Discontinued Operations
The Company considers assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing. There were no assets classified as held for sale at April 30 and January 31, 2010.
During the first quarter of 2009, the Company sold Grand Avenue, a specialty retail center in Queens, New York, which generated a pre-tax gain on disposition of a rental property of $4,548,000. The gain along with the operating results of the property through the date of sale is classified as discontinued operations for the three months ended April 30, 2009.
During the third quarter of 2009, the Company sold Sterling Glen of Glen Cove and Sterling Glen of Great Neck, two supported-living apartment properties. The operating results of the properties are classified as discontinued operations for the three months ended April 30, 2009.
The following table lists the consolidated rental properties included in discontinued operations:

		Square Feet/	Period	Three Months Ended
Property	Location	Number of Units	Disposed	4/30/2010	4/30/2009

Commercial Group:
Grand Avenue	Queens, New York	100,000 square feet	Q1-2009	-	Yes

Residential Group:
Sterling Glen of Glen Cove	Glen Cove, New York	80 units	Q3-2009	-	Yes
Sterling Glen of Great Neck	Great Neck, New York	142 units	Q3-2009	-	Yes
The operating results related to discontinued operations were as follows:

	Three Months Ended
	April 30,
	2010	2009
	(in thousands)

Revenues from real estate operations	$-	$2,301

Expenses
Operating expenses	-	344
Depreciation and amortization	-	631

	-	975

Interest expense	-	(995)
Amortization of mortgage procurement costs	-	(24)

Gain on disposition of a rental property	-	4,548

Earnings before income taxes	-	4,855

Income tax expense (benefit)
Current	-	3,829
Deferred	-	(1,947)

	-	1,882

Earnings from discontinued operations	$-	$2,973

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

M.	Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Gain on Early Extinguishment of Debt
Impairment of Real Estate
The Company reviews its real estate portfolio, including land held for development or sale, for impairment whenever events or changes indicate that its carrying value of the long-lived assets may not be recoverable. In cases where the Company does not expect to recover its carrying costs, an impairment charge is recorded in accordance with accounting guidance on the impairment of long-lived assets. The Company recorded no impairments of consolidated real estate during the three months ended April 30, 2010. The Company recorded an impairment of consolidated real estate of $1,124,000 for the three months ended April 30, 2009 related to a residential land sale and related development opportunity in Mamaroneck, New York. The write down to the estimated fair value, less cost to sell, was determined based upon a bona fide third-party purchase offer.
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
The following table summarizes the Company’s impairment of unconsolidated entities for the three months ended April 30, 2010 and 2009, which are included in the Consolidated Statements of Operations.

		Three Months
		Ended April 30,
		2010	2009
		(in thousands)

Office Buildings:
818 Mission Street	(San Francisco, California)	$4,018	$-
Bulletin Building	(San Francisco, California)	3,543	-
Metreon (Specialty Retail Center)	(San Francisco, California)	4,595	-
Old Stone Crossing at Caldwell Creek (Mixed-Use Land Development)	(Charlotte, North Carolina)	743	122
Apartment Communities:
Millender Center	(Detroit, Michigan)	-	4,252
Metropolitan Lofts	(Los Angeles, California)	-	1,039
Residences at University Park	(Cambridge, Massachusetts)	-	855
Classic Residence by Hyatt (Supported-Living Apartments)	(Yonkers, New York)	-	3,152
Other		-	140

		$12,899	$9,560

Write-Off of Abandoned Development Projects
On a quarterly basis, the Company reviews each project under development to determine whether it is probable the project will be developed. If management determines that the project will not be developed, project costs are written off to operating expenses as an abandoned development project cost. The Company may abandon certain projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or due to third party challenges related to entitlements or public financing. The Company recorded write-offs of abandoned development projects of $-0- and $14,393,000 for the three months ended April 30, 2010 and 2009, respectively, which were recorded in operating expenses in the Consolidated Statements of Operations.
Gain on Early Extinguishment of Debt
For the three months ended April 30, 2010, the Company recorded $6,297,000 as gain on early extinguishment of debt related to the exchange of a portion of the Company’s 2011, 2015 and 2017 Notes for a new issue of Series A preferred stock (see Note E - Senior and Subordinated Debt). The Company recorded no gains on early extinguishment of debt during the three months ended April 30, 2009.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
N.    Earnings per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The Class A Common Units issued in exchange for Bruce C. Ratner’s noncontrolling interests in the Forest City Ratner Company portfolio in November 2006, which are reflected as noncontrolling interests in the Company’s Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Class A Common Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with the put or conversion of the 2014 Notes, 2016 Notes and Series A preferred stock are included in the computation of diluted EPS using the if-converted method. The loss from continuing operations attributable to Forest City Enterprises, Inc. for the three months ended April 30, 2010 and 2009 as well as the net loss attributable to Forest City Enterprises, Inc. for the three months ended April 30, 2010 and 2009 were allocated solely to holders of common stock as the participating security holders do not share in the losses in accordance with EPS accounting guidance.
The reconciliation of the amounts used in the basic and diluted EPS computations is shown in the following table.

	Three Months Ended April 30,
	2010	2009
Numerators (in thousands)
Loss from continuing operations attributable to Forest City Enterprises, Inc. - basic and diluted	$(15,562)	$(33,652)

Net loss attributable to Forest City Enterprises, Inc. - basic and diluted	$(15,562)	$(30,679)

Denominators
Weighted average shares outstanding - basic and diluted (1)	155,352,050	102,911,485
Earnings Per Share
Loss from continuing operations attributable to Forest City Enterprises, Inc. - basic and diluted	$(0.10)	$(0.33)
Net loss attributable to Forest City Enterprises, Inc. - basic and diluted	$(0.10)	$(0.30)

(1)	a)
Incremental shares from dilutive options, restricted stock and convertible securities aggregating 40,938,583 and 3,662,244 for the three months ended April 30, 2010 and 2009, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive due to the loss from continuing operations.

b)
Weighted-average options and restricted stock of 4,253,390 and 4,445,728 for the three months ended April 30, 2010 and 2009, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive.

c)
Weighted-average performance shares of 172,609 for the three months ended April 30, 2010 and 2009 were not included in the computation of diluted EPS because the performance criteria were not satisfied as of the end of the respective periods.

d)
The 2011 Notes can be put to the Company by the holders under certain circumstances (see Note E - Senior and Subordinated Debt). If the Company exercises its net share settlement option upon a put of the 2011 Notes by the holders, it will then issue shares of its Class A common stock. The effect of these shares was not included in the computation of diluted EPS for the three months ended April 30, 2010 and 2009 because the Company’s average stock price did not exceed the put value price of the 2011 Notes. These notes will be dilutive when the average stock price for the period exceeds $66.39. Additionally, the Company sold a warrant with an exercise price of $74.35, which has also been excluded from diluted EPS for the three months ended April 30, 2010 and 2009 because the Company’s stock price did not exceed the exercise price.

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

	April 30,	January 31,	Three Months Ended April 30,
	2010	2010	2010	2009
	Identifiable Assets		Capital Expenditures
Commercial Group	$8,399,367	$8,626,937	$161,306	$132,403
Residential Group	2,475,670	2,674,639	65,425	101,581
Land Development Group	472,220	460,513	-	-
The Nets (1)	3,538	(333)	-	-
Corporate Activities	133,789	154,955	-	150

	$11,484,584	$11,916,711	$226,731	$234,134

	Three Months Ended April 30,		Three Months Ended April 30,
	2010	2009	2010	2009
	Revenues from Real Estate
	Operations		Operating Expenses
Commercial Group	$220,773	$228,999	$106,001	$110,923
Commercial Group Land Sales	1,199	6,628	877	3,983
Residential Group	52,889	73,444	32,648	58,144
Land Development Group	6,858	2,470	10,448	5,952
The Nets	-	-	-	-
Corporate Activities	-	-	11,006	15,821

	$281,719	$311,541	$160,980	$194,823

	Depreciation and Amortization
	Expense		Interest Expense
Commercial Group	$48,620	$50,696	$59,833	$59,497
Residential Group	12,780	14,288	4,969	9,720
Land Development Group	99	233	1,308	249
The Nets	-	-	-	-
Corporate Activities	446	717	16,864	21,569

	$61,945	$65,934	$82,974	$91,035

			Net Earnings (Loss) Attributable to
	Interest and Other Income		Forest City Enterprises, Inc.
Commercial Group	$1,946	$583	$(19,116)	$11,625
Residential Group	2,571	4,071	20,673	(7,672)
Land Development Group	2,194	2,154	(2,022)	256
The Nets	-	-	(3,373)	(6,992)
Corporate Activities	106	-	(11,724)	(27,896)

	$6,817	$6,808	$(15,562)	$(30,679)

(1)	The identifiable assets of ($333) at January 31, 2010 represent losses in excess of the Company’s investment basis in The Nets.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
O.   Segment Information (continued)
The Company uses a measure defined as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) to report its operating results. EBDT is a non-GAAP measure and is defined as net earnings excluding the following items at the Company’s proportionate share: i) gain (loss) on disposition of rental properties, divisions and other investments (net of tax); ii) the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) non-cash charges for real estate depreciation, amortization, amortization of mortgage procurement costs and deferred income taxes; iv) preferred payment which is classified as noncontrolling interest expense in the Company’s Consolidated Statements of Operations; v) impairment of real estate (net of tax); vi) extraordinary items (net of tax); and vii) cumulative or retrospective effect of change in accounting principle (net of tax).
The Company believes that, although its business has many facets such as development, acquisitions, disposals, and property management, the core of its business is the recurring operations of its portfolio of real estate assets. The Company’s Chief Executive Officer, the chief operating decision maker, uses EBDT, as presented, to assess performance of its portfolio of real estate assets by operating segment because it provides information on the financial performance of the core real estate portfolio operations. EBDT measures the profitability of a real estate segment’s operations of collecting rent, paying operating expenses and servicing its debt. The Company’s segments adhere to the accounting policies described in Note A. Unlike the real estate segments, EBDT for The Nets segment equals net loss. All amounts in the following tables are represented in thousands.
Reconciliation of EBDT to Net Earnings (Loss) by Segment:

			Land
	Commercial	Residential	Development		Corporate
Three Months Ended April 30, 2010	Group	Group	Group	The Nets	Activities	Total

EBDT	$61,081	$27,613	$(2,292)	$(3,373)	$(12,562)	$70,467
Depreciation and amortization - Real Estate Groups	(52,170)	(17,705)	(79)	-	-	(69,954)
Amortization of mortgage procurement costs - Real Estate Groups	(2,432)	(550)	(80)	-	-	(3,062)
Deferred taxes - Real Estate Groups	(2,748)	(6,748)	881	-	838	(7,777)
Straight-line rent adjustment	2,582	453	3	-	-	3,038
Preference payment (2)	(585)	-	-	-	-	(585)
(Loss) gain on disposition of partial interests in rental properties, net of tax	(17,432)	17,610	-	-	-	178
Gain on disposition of unconsolidated entities, net of tax	29	-	-	-	-	29
Impairment of unconsolidated entities, net of tax	(7,441)	-	(455)	-	-	(7,896)

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(19,116)	$20,673	$(2,022)	$(3,373)	$(11,724)	$(15,562)

			Land
	Commercial	Residential	Development		Corporate
Three Months Ended April 30, 2009	Group	Group	Group	The Nets	Activities	Total

EBDT	$58,373	$17,532	$61	$(6,992)	$(27,370)	$41,604
Depreciation and amortization - Real Estate Groups	(51,900)	(19,501)	(96)	-	-	(71,497)
Amortization of mortgage procurement costs - Real Estate Groups	(2,994)	(867)	(137)	-	-	(3,998)
Deferred taxes - Real Estate Groups	3,319	2,127	588	-	(526)	5,508
Straight-line rent adjustment	2,759	4	-	-	-	2,763
Preference payment (2)	(585)	-	-	-	-	(585)
Impairment of real estate, net of tax	-	(688)	-	-	-	(688)
Impairment of unconsolidated entities, net of tax	-	(5,693)	(160)	-	-	(5,853)
Discontinued operations, net of tax: (1)
Depreciation and amortization - Real Estate Groups	(107)	(524)	-	-	-	(631)
Amortization of mortgage procurement costs - Real Estate Groups	(5)	(19)	-	-	-	(24)
Deferred taxes - Real Estate Groups	(31)	(43)	-	-	-	(74)
Straight-line rent adjustment	12	-	-	-	-	12
Gain on disposition of rental properties	2,784	-	-	-	-	2,784

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$11,625	$(7,672)	$256	$(6,992)	$(27,896)	$(30,679)

(1)	See Note L for discontinued operations information.

(2)
The preference payment of $585 for the three months ended April 30, 2010 and 2009 represents one quarter’s share of the annual preferred payment in connection with the issuance of Class A Common Units in exchange for Bruce C. Ratner’s noncontrolling interests in the Forest City Ratner Company portfolio. See Note P - Class A Common Units for more information.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
P.    Class A Common Units
The Company and certain of its affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of the Company, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) on August 14, 2006. Pursuant to the Master Contribution Agreement, on November 8, 2006, the Company issued Class A Common Units (“Units”) in a jointly-owned limited liability company to the BCR Entities in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. The Company accounted for the issuance of the Units in exchange for the noncontrolling interests under the purchase method of accounting. The Units may be exchanged for one of the following forms of consideration at the Company’s sole discretion: (i) an equal number of shares of the Company’s Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of the Company’s Class A common stock. The Company has no rights to redeem or repurchase the Units. At April 30 and January 31, 2010, 3,646,755 Units were outstanding. The carrying value of the Units of $186,021,000 is included in noncontrolling interests on the Consolidated Balance Sheets at April 30 and January 31, 2010.
Q.    Capital Stock
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
The Company’s Amended Articles of Incorporation authorize the Company to issue, from time to time, shares of preferred stock. On March 4, 2010, the Company further amended its Amended Articles of Incorporation to designate a series of preferred stock as Series A preferred stock, authorized 6,400,000 shares of Series A preferred stock, and set forth the dividend rate, the designations, and certain other powers, preferences and relative, participating, optional or other rights, and the qualifications, limitations and restrictions, of the Series A preferred stock. The Series A preferred stock will rank junior to all of the Company’s existing and future debt obligations, including convertible or exchangeable debt securities; senior to the Company’s Class A common stock and Class B common stock and any future equity securities that by their terms rank junior to the Series A preferred stock with respect to distribution rights or payments upon the Company’s liquidation, winding-up or dissolution; equal with future series of preferred stock or other equity securities that by their terms are on a parity with the Series A preferred stock; and junior to any future equity securities that by their terms rank senior to the Series A preferred stock.
On March 4, 2010, the Company entered into separate, privately negotiated exchange agreements with certain holders of three separate series of the Company’s senior notes due 2011, 2015 and 2017. Under the terms of the agreements, these holders agreed to exchange their notes for a new issue of Series A preferred stock. Amounts exchanged in each series are as follows: $51,176,000 of 2011 Notes, $121,747,000 of 2015 Notes and $5,826,000 of 2017 Notes, which were exchanged for $50,664,000, $114,442,000 and $4,894,000 of Series A preferred stock, respectively. The Company also issued an additional $50,000,000 of Series A preferred stock for cash pursuant to separate, privately negotiated purchase agreements. Net proceeds from the issuance, net of the cost of an equity call hedge transaction described below and offering expenses, were $26,900,000. The closing of the exchanges and the issuance described above occurred on March 9, 2010 and the Company issued approximately 4,400,000 shares of Series A preferred stock.
Holders may convert the Series A preferred stock at their option, into shares of Class A common stock, at any time. Upon conversion, the holder would receive approximately 3.3 shares of Class A common stock per $50 liquidation preference of Series A preferred stock, based on an initial conversion price of $15.12 per share of Class A common stock, subject to adjustment. The Company may elect to mandatorily convert some or all of the Series A preferred stock if the Daily Volume Weighted Average Price of our Class A common stock equals or exceeds 150% of the initial conversion price then in effect for at least 20 out of 30 consecutive trading days. If the Company elects to mandatorily convert some or all of the Series A preferred stock, the Company must make a Dividend Make-Whole Payment on the Series A preferred stock equal to the total value of the aggregate amount of dividends that would have accrued and become payable from March 2010 to March 2013, less any dividends already paid on the Series A preferred stock. The Dividend Make-Whole Payment is payable in cash or shares of the Company’s Class A common stock, or a combination thereof, at the Company’s option.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Q.    Capital Stock (continued)
In connection with the exchanges and issuance described above, the Company entered into equity call hedge transactions. The equity call hedge transactions are intended to reduce, subject to a limit, the potential dilution of the Company’s Class A common stock upon conversion of the Series A preferred stock. The net effect of the equity call hedge transactions, from the Company’s perspective, is to approximate an effective conversion price of $18.27 per share. The terms of the Series A preferred stock are not affected by the equity call hedge transactions.
Undeclared Series A preferred stock dividends were approximately $2,267,000 at April 30, 2010. Effective May 24, 2010, pursuant to an Unanimous Written Consent, the Company’s Board of Directors declared Series A preferred stock dividends of approximately $4,107,000 for the period from March 9, 2010 to June 14, 2010 to shareholders of record on June 1, 2010, which will be paid on June 15, 2010.
R.    Subsequent Event
Atlantic Yards, Barclays Center Arena and The Nets
On May 12, 2010 (“Closing Date”), proceeds of the tax exempt PILOT Bonds became available to be requisitioned to fund the construction of the Barclays Center Arena (“Barclays Center”). In addition, on the Closing Date, the Company closed on the purchase agreement with entities controlled by Mikhail Prokhorov (“MP Closing”). Pursuant to the terms of the purchase agreement, entities controlled by Mikhail Prokhorov invested $200,000,000 and made certain funding commitments (“Funding Commitments”) to acquire 80% of The Nets, 45% of Brooklyn Arena, LLC (“Arena”), the entity that through its subsidiaries is overseeing the construction of and has a long-term capital lease in the Barclays Center, and the right to purchase up to 20% of the Atlantic Yards Development Company, LLC, which will develop non-arena real estate. In accordance with the Funding Commitments, the entities controlled by Mikhail Prokhorov will fund The Nets operating needs up to $60,000,000 including reimbursements to the Company for loans made to cover The Nets operating needs from March 1, 2010 to the Closing Date totaling $15,000,000. Once the $60,000,000 is expended, NSE is required to fund 100% of the operating needs, as defined, until the Barclays Center is complete and open. Thereafter, members’ capital contributions will be made in accordance with the operating agreement. On the Closing Date, Mikhail Prokhorov provided a loan of approximately $76,000,000 to a wholly-owned subsidiary of the Arena. The loan bears interest at 11% and matures June 2013.
Concurrent with the MP Closing, the operating agreement of NSE was amended (“Amended Operating Agreement”) to provide that various obligations to the members, including certain of the Company’s member loans which had preference over members’ equity, were converted to equity positions. The ownership interests of the members were adjusted in accordance with the Amended Operating Agreement. The Company’s effective ownership interest, as of the Closing Date, is approximately 10% in The Nets and approximately 27% in the Arena. The Company’s share of The Nets operating losses incurred for the current year through the Closing Date will be offset by the Company’s share of gain on the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of Forest City Enterprises, Inc. and subsidiaries should be read in conjunction with the financial statements and the footnotes thereto contained in the annual report on Form 10-K for the year ended January 31, 2010, as amended on Form 10-K/A filed April 28, 2010.
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
We have approximately $11.5 billion of consolidated assets in 27 states and the District of Columbia at April 30, 2010. Our core markets include Boston, the state of California, Chicago, Denver, the New York City/Philadelphia metropolitan area and the Greater Washington D.C./Baltimore metropolitan area. We have offices in Albuquerque, Boston, Chicago, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
Significant milestones occurring during the first quarter of 2010 include:
•
The grand opening of Village of Gulfstream, a mixed-use, open-air specialty retail center, in Hallandale Beach, Florida. The 511,000 square foot center, an outdoor shopping and entertainment destination adjacent to Gulfstream Park Racetrack and Casino, features an exciting collection of fashion boutiques, home decor shops, signature restaurants, outdoor cafes and nightclubs. We own 50% of this unconsolidated property;

•
The grand opening of the first phase of Waterfront Station in Southwest Washington, D.C. The first two office buildings, which have been designed to meet LEED Silver standards, total 631,000 square feet of office and ground-level retail space. The office component is fully leased to the District of Columbia for governmental offices;

•
The formation of a new joint venture in February 2010 with Bernstein Development Corporation for ownership of three residential multifamily properties, totaling 1,340 rental units, in the Washington, D.C. metropolitan area. We realized proceeds of approximately $29,000,000 and the joint venture assumed $163,000,000 of the nonrecourse mortgage debt related to these properties. The three properties, the 549-unit The Grand in North Bethesda, Maryland, the 385-unit Lenox Club in Arlington, Virginia and the 406-unit Lenox Park in Silver Spring, Maryland, are part of our portfolio of apartment communities. Both partners in the new joint venture own 50% of our prior stake in the properties. We continue to lease and manage the three properties on behalf of the joint venture;

•
The formation and first-stage closing in February 2010 of a joint venture in our mixed-use University Park project in Cambridge, Massachusetts. Under the terms of the joint venture agreements, HCN FCE Life Sciences, LLC will acquire a 49% interest in the seven University Park life science properties formally wholly-owned by us. For its share of the joint venture, HCN FCE Life Sciences, LLC will invest cash and the joint venture will assume $320,000,000 of nonrecourse mortgage debt on the seven buildings. Our subsidiaries retained a 51% ownership in the properties and serves as asset and property manager for the joint venture. The first-stage closing included six of the buildings, valued at $610,000,000. Closing on the seventh building, valued at $58,000,000 is expected during the second quarter of 2010, subject to lender consents;

•
The privately negotiated exchange of $51,176,000 of 3.625% Puttable Equity-Linked Senior Notes due October 2011, $121,747,000 of 7.625% Senior Notes due June 2015 and $5,826,000 of 6.500% Senior Notes due February 2017 for $50,664,000, $114,442,000 and $4,894,000 of our 7.0% Series A Cumulative Perpetual Convertible Preferred Stock (“Series A preferred stock”), respectively. We also issued an additional $50,000,000 of Series A preferred stock for cash. The Series A preferred stock has an initial conversion price of $15.12;

•
The appointment of David J. LaRue to the newly created position of executive vice president and chief operating officer (“COO”), with responsibility for real estate activities across all of our business units. As COO, LaRue will report to our chief executive officer, Charles A. Ratner, and will work with all business units to oversee operations and foster our strategic growth initiatives;

•
The creation of a partnership with Johnson Development to provide capital for the financing and development of Woodforest, an active, 3,000-acre master planned community in suburban Houston, Texas. Woodforest is located in southern Montgomery County, north of Houston. The project is zoned for approximately 5,700 housing units;

•
The ceremonial groundbreaking for the Barclays Center arena at the Atlantic Yards mixed-use project in Brooklyn. Subsequent to April 30, 2010, we closed an agreement between Nets Sports and Entertainment and Mikhail Prokhorov, under which entities controlled by Prokhorov have acquired an 80 percent stake in The Nets basketball team and a 45 percent share in the entity that is overseeing the construction and has a long-term capital lease in the Barclays Center arena in Brooklyn. The transaction was approved by the National Basketball Association’s Board of Governors on May 11, 2010. The Barclays Center is expected to host more than 200 events annually, including professional and collegiate sports, concerts, family shows, and The Nets basketball; and

•	Closing $133,201,000 in nonrecourse mortgage financing transactions.
Net Loss Attributable to Forest City Enterprises, Inc. - Net loss attributable to Forest City Enterprises, Inc. for the three months ended April 30, 2010 was $15,562,000 versus $30,679,000 for the three months ended April 30, 2009. Although we have substantial recurring revenue sources from our properties, we also enter into significant one-time transactions, which could create substantial variances in net earnings (loss) between periods. This variance to the prior year is primarily attributable to the following increases, which are net of tax and noncontrolling interest:
•
$17,610,000 ($29,342,000, pre-tax) related to the 2010 gain on disposition of partial interests in The Grand, Lenox Club and Lenox Park, apartment communities in North Bethesda, Maryland, Arlington, Virginia and Silver Spring, Maryland, respectively, related to the formation of a new joint venture with an outside partner;

•	$8,811,000 ($14,393,000, pre-tax) of decreased write-offs of abandoned development projects in 2010 compared to 2009;
•	$4,619,000 ($7,545,000, pre-tax) of decreased company-wide severance and outplacement costs in 2010 compared to 2009; and
•
$3,855,000 ($6,297,000, pre-tax) related to the 2010 gain on early extinguishment of debt on the exchange of a portion of our Senior Notes due 2011, 2015 and 2017 for a new issue of Series A preferred stock.

These increases were partially offset by the following decreases, net of tax and noncontrolling interest:
•
$17,432,000 ($28,476,000, pre-tax) due to the transaction costs, of which $21,483,000 pre-tax relate to participation payments made to the ground lessor in accordance with the respective ground lease agreements, that were expensed related to the contribution of our ownership interest in six mixed—use University Park life science properties in Cambridge, Massachusetts to a joint venture with an outside partner that did not qualify for full gain recognition under accounting guidance for real estate sales; and

•	$2,784,000 ($4,548,000, pre-tax) related to the 2009 gain on the disposition of Grand Avenue, a specialty retail center in Queens, New York.

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, operating expenses, interest expense, equity in earnings (loss) of unconsolidated entities and impairment of unconsolidated entities by segment for the three months ended April 30, 2010 and 2009, respectively. See discussion of these amounts by segment in the narratives following the tables.

	Three Months Ended April 30,
	2010	2009	Variance
		(in thousands)

Revenues from Real Estate Operations
Commercial Group	$220,773	$228,999	$(8,226)
Commercial Group Land Sales	1,199	6,628	(5,429)
Residential Group	52,889	73,444	(20,555)
Land Development Group	6,858	2,470	4,388
The Nets	-	-	-
Corporate Activities	-	-	-

Total Revenues from Real Estate Operations	$281,719	$311,541	$(29,822)

Operating Expenses
Commercial Group	$106,001	$110,923	$(4,922)
Cost of Commercial Group Land Sales	877	3,983	(3,106)
Residential Group	32,648	58,144	(25,496)
Land Development Group	10,448	5,952	4,496
The Nets	-	-	-
Corporate Activities	11,006	15,821	(4,815)

Total Operating Expenses	$160,980	$194,823	$(33,843)

Interest Expense
Commercial Group	$59,833	$59,497	$336
Residential Group	4,969	9,720	(4,751)
Land Development Group	1,308	249	1,059
The Nets	-	-	-
Corporate Activities	16,864	21,569	(4,705)

Total Interest Expense	$82,974	$91,035	$(8,061)

Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$3,407	$836	$2,571
Gain on disposition of El Centro Mall	48	-	48
Residential Group	2,038	1,447	591
Land Development Group	712	2,092	(1,380)
The Nets	(10,430)	(10,681)	251
Corporate Activities	-	-	-

Total Equity in Loss of Unconsolidated Entities	$(4,225)	$(6,306)	$2,081

Impairment of Unconsolidated Entities
Commercial Group	$12,156	$-	$12,156
Residential Group	-	9,298	(9,298)
Land Development Group	743	262	481
The Nets	-	-	-
Corporate Activities	-	-	-

Total Impairment of Unconsolidated Entities	$12,899	$9,560	$3,339

Commercial Group
Revenues from real estate operations – Revenues from real estate operations for the Commercial Group, including the segment’s land sales, decreased by $13,655,000, or 5.8%, for the three months ended April 30, 2010 compared to the same period in the prior year. The variance to the prior year is primarily attributable to the following decreases:
•
$11,008,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner in six mixed-use University Park life science properties in Cambridge, Massachusetts;

•
$5,429,000 related to decreases in commercial outlot land sales primarily at Victoria Gardens in Rancho Cucamonga, California, Short Pump Town Center in Richmond, Virginia and Ridge Hill in Yonkers, New York, and

•
$1,464,000 related to decreased revenues earned on a construction contract with the New York City School Construction Authority for the construction of a school on the lower floors at Beekman, a mixed-use residential project under construction in Manhattan, New York. This represents a reimbursement of costs that is included in operating expenses discussed below.

These decreases were partially offset by the following increases:
•	$2,883,000 related to new property openings as noted in the table below, and

•	$1,316,000 related to increased hotel occupancy at the Ritz Carlton, Cleveland in Cleveland, Ohio.
The balance of the remaining decreases of $47,000 was generally due to fluctuations in mature properties.
Operating and Interest Expenses – Operating expenses decreased $8,028,000, or 7.0%, for three months ended April 30, 2010 compared to the same period in the prior year. The variance to the prior year is primarily attributable to the following decreases:
•	$5,744,000 related to decreased write-offs of abandoned development projects in 2010 compared to 2009;

•	$3,106,000 related to decreases in commercial outlot land sales primarily at Victoria Gardens, Short Pump Town Center and Ridge Hill;

•	$2,843,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner in University Park; and

•
$1,464,000 related to construction of a school at Beekman. These costs are reimbursed by the New York City School Construction Authority, which are included in revenues from real estate operations discussed above.

This decrease was partially offset by the following increase:
•
$1,614,000 related to the change from equity method of accounting to full consolidation method for the Barclays Center arena upon the adoption of new accounting guidance for consolidation of VIE’s. These costs represent non-capitalizable expenses, primarily marketing costs, related to the Barclay’s Center arena.

The balance of the remaining increase of $3,515,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Commercial Group increased by $336,000, or 0.6%, for the three months ended April 30, 2010 compared to the same period in the prior year. The increase is primarily attributable to openings of new properties partially offset by a $3,214,000 decrease related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner in University Park.
The following table presents the increases in revenues and operating expenses incurred by the Commercial Group for newly-opened properties for the three months ended April 30, 2010 compared to the same period in the prior year:

				Three Months Ended
				April 30, 2010 vs. 2009
				Revenues
				from
		Quarter - Year	Square	Real Estate	Operating
Newly - Opened Properties	Location	Opened	Feet	Operations	Expenses
				(in thousands)
Office:
Waterfront Station – East 4th & West 4th Buildings	Washington, D.C.	Q1-2010	631,000	$2,283	$(160)
Retail Centers:
Promenade at Temecula Expansion	Temecula, California	Q1-2009	127,000	600	222

Total				$2,883	$62

Comparable occupancy for the Commercial Group is 89.7% and 89.8% for retail and office, respectively, as of April 30, 2010 compared to 89.2% and 89.6%, respectively, as of April 30, 2009. Retail and office comparable occupancy as of April 30, 2010 and 2009 is based on square feet leased at the end of the fiscal quarter. Comparable occupancy relates to properties opened and operated in both the three months ended April 30, 2010 and 2009. Average occupancy for hotels for the three months ended April 30, 2010 is 61.0% compared to 56.2% for the three months ended April 30, 2009.
As of April 30, 2010, the average base rent per square feet expiring for retail and office leases is $26.78 and $30.94, respectively, compared to $26.40 and $30.91, respectively, as of April 30, 2009. Square feet of expiring leases and average base rent per square feet are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases. The average daily rate (“ADR”) for our hotel portfolio is $135.43 and $135.09 for the three months ended April 30, 2010 and 2009, respectively. ADR is an operating statistic and is calculated by dividing revenue by the number of rooms sold for all hotels that were open and operating for both the three months ended April 30, 2010 and 2009.
Residential Group
Revenues from real estate operations – Included in revenues from real estate operations is fee income related to the development and construction management related to our military housing projects. Military housing fee income and related operating expenses may vary significantly from period to period based on the timing of development and construction activity at each applicable project. Revenues from real estate operations for the Residential Group decreased by $20,555,000, or 28.0%, during the three months ended April 30, 2010 compared to the same period in the prior year. The variance is primarily attributable to the following decreases:
•	$14,000,000 related to the land sale and related development opportunity in Mamaroneck, New York in the prior year;

•
$6,927,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner for The Grand in North Bethesda, Maryland, Lenox Park in Silver Spring, Maryland and Lenox Club in Arlington, Virginia;

•
$3,388,000 related to the change from full consolidation method of accounting to equity method upon the adoption of accounting guidance for consolidation of VIEs for Plymouth Square, Cambridge Towers, and Village Center in Detroit, Michigan, Autumn Ridge in Sterling Heights, Michigan, Coraopolis Towers in Coraopolis, Pennsylvania, Grove in Ontario, California and Donora Towers in Donora, Pennsylvania; and

•
$2,355,000 related to military housing fee income from the management and development of military housing units located primarily on the islands of Oahu and Kauai, Hawaii, Chicago, Illinois, Seattle, Washington and Colorado Springs, Colorado (see the “Military Housing Fee Revenues” section below for further details).

These decreases were partially offset by the following increases:
•	$2,584,000 related to new property openings and acquired property as noted in the table below; and

•	$1,526,000 related to third-party management fees and other fee income.
The balance of the remaining increase of $2,005,000 was generally due to other miscellaneous fluctuations.
Operating and Interest Expenses – Operating expenses for the Residential Group decreased by $25,496,000, or 43.8%, during the three months ended April 30, 2010 compared to the same period in the prior year. This variance is primarily attributable to the following decreases:
•	$14,000,000 related to the cost of the land sale and related development opportunity in Mamaroneck, New York in the prior year;

•	$8,649,000 related to decreased write-offs of abandoned development projects in 2010 as compared to 2009;

•
$2,807,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner for The Grand, Lenox Park and Lenox Club; and

•
$2,040,000 related to the change from full consolidation method of accounting to equity method upon the adoption of accounting guidance for consolidation of VIEs for Plymouth Square, Cambridge Towers, Village Center, Autumn Ridge, Coraopolis Towers, Grove, and Donora Towers.

These decreases were partially offset by the following increase:
•	$1,119,000 related to new property openings and acquired property as noted in the table below.

The balance of the remaining increase of $881,000 was generally due to direct property expenses and general operating activities.
Interest expense for the Residential Group decreased by $4,751,000 or 48.9% during the three months ended April 30, 2010 compared to the same period in the prior year. This decrease is primarily attributable to the deconsolidation of properties as a result of adopting new accounting guidance on the consolidation of VIEs. The decrease also includes $1,370,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner for The Grand, Lenox Park and Lenox Club.
The following table presents the increases in revenues and operating expenses incurred by the Residential Group for newly-opened properties for the three months ended April 30, 2010 compared to the same period in the prior year:

					Three Months Ended
					April 30, 2010 vs. 2009
					Revenues from
					Real Estate	Operating
Newly - Opened Properties	Location	Quarter -Year Opened		Units	Operations	Expenses
					(in thousands)
80 DeKalb	Brooklyn, New York	Q4-2009	(1)	365	$676	$637
North Church Towers	Parma Heights, Ohio	Q3-2009	(2)	399	672	475
Hamel Mill Lofts	Haverhill, Massachusetts	Q4-2008	(1)	305	463	89
Mercantile Place on Main	Dallas, Texas	Q4-2008	(1)	366	569	(108)
Lucky Strike	Richmond, Virginia	Q1-2008		131	204	26

Total					$2,584	$1,119

(1)	Property to open in phases.

(2)	Acquired property.
Comparable average occupancy for the Residential Group is 93.7% and 91.2% for the three months ended April 30, 2010 and 2009, respectively. Average residential occupancy for the three months ended April 30, 2010 and 2009 is calculated by dividing gross potential rent less vacancy by gross potential rent. Comparable average occupancy relates to properties opened and operated in both the three months ended April 30, 2010 and 2009.
Comparable net rental income (“NRI”) for our Residential Group was 90.0% and 87.6% for the three months ended April 30, 2010 and 2009, respectively. NRI is an operating statistic that represents the percentage of potential rent received after deducting vacancy and rent concessions from gross potential rent.
Military Housing Fee Revenues – Development fees related to our military housing projects are earned based on a contractual percentage of the actual development costs incurred. We also recognize additional development incentive fees based upon successful completion of certain criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements. Development and development incentive fees of $1,756,000 and $2,868,000 were recognized during the three months ended April 30, 2010 and 2009, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Construction management fees are earned based on a contractual percentage of the actual construction costs incurred. We also recognize certain construction incentive fees based upon successful completion of certain criteria as set forth in the construction contracts. Construction and incentive fees of $1,648,000 and $2,850,000 were recognized during the three months ended April 30, 2010 and 2009, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Property management and asset management fees are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, that is generated by the military housing privatization projects as defined in the agreements. We also recognize certain property management incentive fees based upon successful completion of certain criteria as set forth in the property management agreements. Property management, management incentive and asset management fees of $4,001,000 and $4,042,000 were recognized during the three months ended April 30, 2010 and 2009, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Land Development Group
Revenues from real estate operations - Land sales and the related gross margins vary from period to period depending on the timing of sales and general market conditions relating to the disposition of significant land holdings. Although improved over the same period in the prior year, our land sales continue to be impacted by decreased demand from home buyers in certain core markets for the land business, reflecting conditions throughout the housing industry. Revenues from real estate operations for the Land Development

Group increased by $4,388,000 for the three months ended April 30, 2010 compared to the same period in the prior year. This variance is primarily attributable to the following increases:
•	$1,851,000 related to higher land sales at Stapleton in Denver, Colorado;

•	$1,473,000 related to higher land sales at Mill Creek in York County, South Carolina, Gladden Farms in Marana, Arizona and Waterbury in North Ridgeville, Ohio;

•	$922,000 related to higher land sales at Tangerine Crossing in Tucson, Arizona; and

•	$443,000 primarily related to a combination of smaller increases in land sales at other land development projects.
These increases were partially offset by the following decrease:
•	$301,000 primarily related to lower land sales at Creekstone in Copley, Ohio, combined with several smaller decreases in land sales at other land development projects.
Operating and Interest Expenses – Operating expenses increased by $4,496,000 for the three months ended April 30, 2010 compared to the same period in the prior year. This variance is primarily attributable to the following increases:
•	$2,252,000 related to higher land sales at Stapleton;

•	$1,176,000 related to higher land sales at Mill Creek, Gladden Farms and Waterbury;

•	$1,043,000 related to higher land sales at Tangerine Crossing; and

•	$694,000 primarily related to a combination of several smaller expense increases due to increases in land sales at other land development projects.
These increases were partially offset by the following decrease:
•	$669,000 primarily related to lower land sales at Creekstone combined with several smaller expense decreases due to decreases in land sales at other land development projects.
Interest expense increased by $1,059,000 for the three months ended April 30, 2010 compared to the same period in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.
The Nets
Our ownership of The Nets is through Nets Sports and Entertainment LLC (“NSE”). NSE owns The Nets and Brooklyn Arena, LLC, an entity that through its subsidiaries is overseeing the construction of and has a long-term capital lease in the Barclays Center Arena, the future home of The Nets. Upon adoption of new accounting guidance for the consolidation of VIEs on February 1, 2010, NSE was converted from an equity method entity to a consolidated entity. As of April 30, 2010, NSE consolidates Brooklyn Arena, LLC and accounts for its investment in The Nets on the equity method of accounting. As a result of us consolidating NSE, we record the entire net loss of The Nets in equity in loss of unconsolidated entities and allocate to our other partners in NSE their share of the loss through noncontrolling interests in our Statement of Operations for the three months ended April 30, 2010. Previous to the adoption of the new consolidation accounting guidance, we recorded only our share of the loss for The Nets through equity in loss of unconsolidated entities.
The amount of equity in earnings, net of noncontrolling interests, was $4,207,000 and $10,681,000 for the three months ended April 30, 2010 and 2009, respectively, representing a decrease in our allocated losses of $6,474,000. The decrease is primarily due to lower losses for The Nets due to reduced amortization of intangible assets related to the purchase of the team that were predominantly fully amortized as of January 31, 2010. For the three months ended April 30, 2010 and 2009, we recognized approximately 40% and 43% of the net loss of The Nets, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of The Nets.
Included in the losses for the three months ended April 30, 2010 and 2009 are approximately $949,000 and $7,278,000, respectively, of amortization, at our share, of certain assets related to the purchase of the team. The remainder of the losses substantially relate to the operations of the team.
On May 12, 2010, entities controlled by Mikhail Prokhorov acquired an 80% interest in The Nets. See the “Subsequent Event” section of the MD&A for further discussion.

Corporate Activities
Operating and Interest Expenses – Operating expenses for Corporate Activities decreased by $4,815,000 for the three months ended April 30, 2010 compared to the same period in the prior year. The decrease was primarily related to a reduction in company-wide severance and outplacement expenses of $7,545,000 offset with increases in payroll and related benefits of $647,000, charitable contributions of $510,000, stock-based compensation of $236,000 and additional increases attributable to general corporate expenses.
Interest expense for Corporate Activities consists primarily of interest expense on the senior notes and the bank revolving credit facility, excluding the portion allocated to the Land Development Group (see the “Financial Condition and Liquidity” section of the MD&A). Interest expense decreased by $4,705,000 for the three months ended April 30, 2010 compared to the same period in the prior year. The decrease was related to lower interest on the $178,749,000 of Senior Notes retired in exchange for a new issuance of Series A preferred stock on March 9, 2010 (see the “Senior and Subordinated Debt” section of the MD&A), reduced interest on the credit facility due to lower borrowings, decreased interest expense related to lower rates on the corporate interest rate swaps, offset by increased interest expense on the 2016 Senior Notes that were issued for cash proceeds in October 2009.
Other Activity
The following items are discussed on a consolidated basis.
Depreciation and Amortization
We recorded depreciation and amortization expense of $61,945,000 and $65,934,000 for the three months ended April 30, 2010 and 2009, respectively, which is a decrease of $3,989,000, or 6.0%, compared to the same period in the prior year. The decrease is primarily attributable to the deconsolidation of nine entities due to the adoption of new consolidation accounting guidance and the disposition of partial interests in three residential and six commercial rental properties offset by the new property openings, all of which are discussed elsewhere in the MD&A.
Impairment of Real Estate
We review our real estate portfolio, including land held for development or sale, for impairment whenever events or changes indicate that our carrying value of the long-lived assets may not be recoverable. In cases where we do not expect to recover our carrying costs, an impairment charge is recorded in accordance with accounting guidance on the impairment of long-lived assets. We did not record any impairments of consolidated real estate during the three months ended April 30, 2010. We recorded an impairment of consolidated real estate of $1,124,000 for the three months ended April 30, 2009 related to a residential land sale and related development opportunity in Mamaroneck, New York. The write down to the estimated fair value, less cost to sell, was determined based upon a bona fide third-party purchase offer.
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
The following table summarizes our impairment of unconsolidated entities for the three months ended April 30, 2010 and 2009, which are included in the Consolidated Statements of Operations.

		Three Months
		Ended April 30,
		2010	2009
		(in thousands)
Office Buildings:
818 Mission Street	(San Francisco, California)	$4,018	$-
Bulletin Building	(San Francisco, California)	3,543	-
Metreon (Specialty Retail Center)	(San Francisco, California)	4,595	-
Old Stone Crossing at Caldwell Creek (Mixed-Use Land Development)	(Charlotte, North Carolina)	743	122
Apartment Communities:
Millender Center	(Detroit, Michigan)	-	4,252
Metropolitan Lofts	(Los Angeles, California)	-	1,039
Residences at University Park	(Cambridge, Massachusetts)	-	855
Classic Residence by Hyatt (Supported-Living Apartments)	(Yonkers, New York)	-	3,152
Other		-	140

		$12,899	$9,560

Write-Off of Abandoned Development Projects
On a quarterly basis, we review each project under development to determine whether it is probable the project will be developed. If we determine that the project will not be developed, project costs are written off to operating expenses as an abandoned development project cost. We may abandon certain projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or due to third party challenges related to entitlements or public financing. We recorded write-offs of abandoned development projects of $-0- and $14,393,000 for the three months ended April 30, 2010 and 2009, respectively, which were recorded in operating expenses in the Consolidated Statements of Operations.
Amortization of Mortgage Procurement Costs
We amortize mortgage procurement costs over the life of the related nonrecourse mortgage debt and notes payable. For the three months ended April 30, 2010 and 2009, we recorded amortization of mortgage procurement costs of $2,667,000 and $3,652,000, respectively. Amortization of mortgage procurement costs decreased $985,000 for the three months ended April 30, 2010 compared to the same period in the prior year. The primary reason for the decrease is similar to the decrease previously discussed in the “Depreciation and Amortization” section of the MD&A.
Gain on Early Extinguishment of Debt
For the three months ended April 30, 2010, we recorded $6,297,000 as gain on early extinguishment of debt related to the exchange of a portion of our 2011, 2015 and 2017 Notes for a new issue of Series A preferred stock (see the “Senior and Subordinated Debt” section of the MD&A). We did not record any gains on early extinguishment of debt during the three months ended April 30, 2009.
Interest and Other Income
Interest and other income was $6,817,000 for the three months ended April 30, 2010 compared to $6,808,000 for the three months ended April 30, 2009, representing an increase of $9,000.
Net Gain on Disposition of Partial Interests in Rental Properties
The net gain on disposition of partial interests in rental properties is comprised of the following for the three months ended April 30, 2010:

Gain (Loss)
(in thousands)

Bernstein Joint Venture	$29,342
University Park Joint Venture	(28,476)

$866

Bernstein Joint Venture
On February 19, 2010 we formed a new joint venture with the Bernstein Development Corporation to hold our previously held investment interests in three residential properties located within the Washington, D.C. metropolitan area. Both partners in the new joint venture have a 50% interest and joint control over the properties. These three properties totaling 1,340 rental units are:
•	The Grand, 549 units in North Bethesda, Maryland;

•	Lenox Club, 385 units in Arlington, Virginia; and

•	Lenox Park, 406 units in Silver Spring, Maryland.
We received $28,922,000 in cash proceeds and the joint venture assumed $163,000,000 of the nonrecourse mortgage debt on the properties resulting in gains on disposition of partial interests in rental properties of $29,342,000 for the three months ended April 30, 2010. As a result of this transaction, we are accounting for the new joint venture and the three properties as equity method investments since both partners have joint control of the new venture and the properties. We continue to lease and manage the three properties on behalf of the joint venture.

University Park Joint Venture
On February 22, 2010, we formed a joint venture with an outside partner, HCN FCE Life Sciences, LLC, to acquire seven life science office buildings in our mixed-use University Park project in Cambridge, Massachusetts, formerly wholly-owned by us. For its 49% share of the joint venture, the outside partner will invest cash and the joint venture will assume approximately $320,000,000 of nonrecourse mortgage debt on the seven buildings. The seven life science office buildings are:

Property

35 Landsdowne Street	202,000 square feet
40 Landsdowne Street	215,000 square feet
45/75 Sidney Street	277,000 square feet
65/80 Landsdowne Street	122,000 square feet
88 Sidney Street	145,000 square feet
Jackson Building	99,000 square feet
Richards Building	126,000 square feet
As of April 30, 2010, the contribution of six of the seven properties had closed and the seventh, the Richards Building, is expected to close during the second quarter of 2010 upon obtaining lender consents. The nonrecourse mortgage debt assumed by the joint venture for the six properties that closed during the three months ended April 30, 2010 was approximately $290,000,000.
In exchange for the contributed ownership interest, we received net proceeds of $129,611,000 during the three months ended April 30, 2010 primarily in the form of a loan from the joint venture. As such, the contribution of the first six properties did not qualify for full gain recognition under accounting guidance related to real estate sales, resulting in a deferred gain of $188,410,000, which is included in accounts payable and accrued expenses in our Consolidated Balance Sheet at April 30, 2010. Transaction costs of $28,476,000 related to the transaction did not qualify for deferral and were included as a loss on disposition of partial interests in rental properties for the three months ended April 30, 2010. Included in transaction costs are $21,483,000 of participation payments made to the ground lessor of the six properties in accordance with the respective ground lease agreements.
As a result of this transaction, we are accounting for the new joint venture and the six properties that closed as equity method investments since both partners have joint control of the new venture and the properties. We will serve as asset and property manager for the buildings.
Income Taxes
Income tax benefit for the three months ended April 30, 2010 and 2009 was $8,627,000 and $22,366,000, respectively. The difference in the income tax benefit reflected in the Consolidated Statements of Operations versus the income tax benefit computed at the statutory federal income tax rate is primarily attributable to state income taxes, utilization of state net operating losses, additional general business credits, changes to the valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.
At January 31, 2010, we had a federal net operating loss carryforward for tax purposes of $228,061,000 (generated primarily from the impact on our net earnings of tax depreciation expense from real estate properties and excess deductions from stock-based compensation) that will expire in the years ending January 31, 2024 through January 31, 2030, a charitable contribution deduction carryforward of $41,733,000 that will expire in the years ending January 31, 2011 through January 31, 2015 ($10,608,000 expiring in the year ended January 31, 2011), General Business Credit carryovers of $17,514,000 that will expire in the years ending January 31, 2011 through January 31, 2030 ($45,000 expiring in the year ended January 31, 2011), and an alternative minimum tax (“AMT”) credit carryforward of $29,341,000 that is available until used to reduce Federal tax to the AMT amount.
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
As of April 30 and January 31, 2010, we had unrecognized tax benefits of $1,589,000 and $1,611,000, respectively. We recognize estimated interest payable on underpayments of income taxes and estimated penalties that may result from the settlement of some uncertain tax positions as components of income tax expense. As of April 30 and January 31, 2010, we had approximately $535,000 and $525,000, respectively, of accrued interest and penalties related to uncertain income tax positions. During the three months ended April 30, 2010 and 2009, $10,000 and $32,000, respectively, of income tax expense relating to interest and penalties on uncertain tax positions was recorded in the Consolidated Statements of Operations.
The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized as of April 30, 2010 and 2009, is $141,000 and $145,000, respectively. Based upon our assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded at April 30, 2010. Included in the $1,589,000 of unrecognized benefits noted above is $1,368,000 which, due to the reasons above, could significantly decrease during the next twelve months.
Equity in Earnings (Loss) of Unconsolidated Entities (also see the “Impairment of Unconsolidated Entities” section of the MD&A)
Equity in loss of unconsolidated entities was $4,225,000 for the three months ended April 30, 2010 compared to $6,306,000 for the three months ended April 30, 2009, representing an increase of $2,081,000. This variance is primarily attributed to the following increases that occurred within our equity method investments:
-	Commercial Group
•
$1,371,000 related to the 2010 contribution of partnership interests to a new joint venture in the University Park project resulting in joint control with the outside partner. The six buildings were fully consolidated in 2009 and converted to the equity method of accounting in 2010 due to the partial disposition;

•	$882,000 primarily related to lease termination fee income at San Francisco Centre, a regional mall located in San Francisco, California; and

•	$534,000 related to earnings from the phased in opening of the East River Plaza retail center in Manhattan, New York.
-	Residential Group
•
$1,458,000 related to the 2009 sale of partnership interests in three Classic Residence by Hyatt properties, supported-living apartment communities located in Teaneck, New Jersey, Chevy Chase, Maryland, and Yonkers, New York, that did not recur;

•	$629,000 related to the deconsolidation of seven properties as a result of adopting new accounting guidance on the consolidation of VIEs; and

•
$487,000 related to the 2010 disposition of partial interests in three apartment communities, The Grand, Lenox Club and Lenox Park, which were fully consolidated in 2009 and converted to the equity method of accounting in 2010 upon the partial disposition.

-	Land Development Group
•	$710,000 related to increased land sales at various land development projects in San Antonio, Texas.
-	The Nets
•	$251,000 related to The Nets (see “The Nets” section of the MD&A).
These increases were partially offset by the following decreases:
-	Residential Group
•	$1,210,000 related to a legal settlement at 3800 Wilshire, a condominium project in Los Angeles, California; and

•	$890,000 primarily related to increased interest expense due to the refinancing of Bayside Village, an apartment community in San Francisco, California.
Land Development Group
•	$2,396,000 related to the 2009 net gain on an industrial land sale at Mesa del Sol in Albuquerque, New Mexico.
The balance of the remaining increase of $255,000 was due to fluctuations in the operations of equity method investments.
Discontinued Operations
We consider assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing. There were no assets classified as held for sale at April 30 and January 31, 2010.
During the first quarter of 2009, we sold Grand Avenue, a specialty retail center in Queens, New York, which generated a pre-tax gain on disposition of a rental property of $4,548,000. The gain along with the operating results of the property through the date of sale is classified as discontinued operations for the three months ended April 30, 2009.
During the third quarter of 2009, we sold Sterling Glen of Glen Cove and Sterling Glen of Great Neck, two supported-living apartment properties. The operating results of the properties are classified as discontinued operations for the three months ended April 30, 2009.
The following table lists the consolidated rental properties included in discontinued operations:

		Square Feet/	Period	Three Months Ended
Property	Location	Number of Units	Disposed	4/30/2010	4/30/2009

Commercial Group:
Grand Avenue	Queens, New York	100,000 square feet	Q1-2009	-	Yes

Residential Group:
Sterling Glen of Glen Cove	Glen Cove, New York	80 units	Q3-2009	-	Yes
Sterling Glen of Great Neck	Great Neck, New York	142 units	Q3-2009	-	Yes
The operating results related to discontinued operations were as follows:

	Three Months Ended
	April 30,
	2010	2009
	(in thousands)

Revenues from real estate operations	$-	$2,301

Expenses
Operating expenses	-	344
Depreciation and amortization	-	631

	-	975

Interest expense	-	(995)
Amortization of mortgage procurement costs	-	(24)

Gain on disposition of a rental property	-	4,548

Earnings before income taxes	-	4,855

Income tax expense (benefit)
Current	-	3,829
Deferred	-	(1,947)

	-	1,882

Earnings from discontinued operations	$-	$2,973

FINANCIAL CONDITION AND LIQUIDITY
Ongoing economic conditions have negatively impacted the availability and access to capital, particularly for the real estate industry. Originations of new loans for the commercial mortgage backed securities are extremely limited. Financial institutions have significantly reduced their lending with an emphasis on reducing their exposure to commercial real estate. While the long-term impact is still unknown, borrowing costs for us will likely continue to rise and financing levels will continue to decrease over the foreseeable future.
Our principal sources of funds are cash provided by operations including land sales, the bank revolving credit facility, nonrecourse mortgage debt and notes payable, dispositions of operating properties through sales or equity joint ventures, proceeds from the issuance of senior notes, proceeds from the issuance of common or preferred equity and other financing arrangements. Our principal uses of funds are the financing of development projects and acquisitions of real estate, capital expenditures for our existing portfolio and principal and interest payments on our nonrecourse mortgage debt and notes payable, interest payments on our bank revolving credit facility and outstanding senior notes, dividends payments on our newly issued Series A preferred stock and repayment of borrowings under our bank revolving credit facility.
Our primary capital strategy seeks to isolate the operating and financial risk at the property level to maximize returns and reduce risk on and of our equity capital. As such, substantially all of our operating and development properties are separately encumbered with nonrecourse mortgage debt and notes payable. We do not cross-collateralize our mortgage debt and notes payable outside of a single identifiable project. We operate as a C-corporation and retain substantially all of our internally generated cash flows. This cash flow, together with refinancing and property sale proceeds, has historically provided us with the necessary liquidity to take advantage of investment opportunities. Recent changes in the lending and capital markets substantially reduced our ability to refinance and/or sell properties and have also increased the rates of return to make new investment opportunities appealing. As a result of these market changes, we have dramatically cut back on new development and acquisition activities.
Despite the dramatic decrease in development activities, we still intend to complete all projects that are under construction. We continue to make progress on certain other pre-development projects primarily located in core markets. As we expected, our maximum borrowings on our bank revolving credit facility were reduced to $500,000,000 from $750,000,000 upon the closing of the Second Amended and Restated Credit Agreement, which extended the maturity date to February 1, 2012. In addition to the reduced maximum borrowings, we are required to maintain certain reserves approximating 10% of the maximum commitment until we retire an equivalent amount of our indebtedness. There are other restrictions on the use of cash and possible future reduction of the maximum borrowings under certain circumstances, as discussed in more detail below. The cash we believe is required to fund our equity in projects under development plus any cash necessary to extend or paydown the remaining 2010 debt maturities is anticipated to exceed our cash from operations. As a result, we intend to extend maturing debt or repay it with net proceeds from property sales, equity joint ventures or future debt or equity financing.
During March 2010, we continued our momentum from fiscal 2009 and enhanced liquidity and eliminated certain near to mid-term senior unsecured notes by entering into separate privately negotiated exchange agreements whereby we exchanged $51,176,000 in aggregate principal of our 2011 Notes, $121,747,000 in aggregate principal of our 2015 Notes and $5,826,000 in aggregate principal of our 2017 Notes for $170,000,000 of Series A preferred stock. As part of the transaction, we issued an additional $50,000,000 of Series A preferred stock for cash, which was used to defray offering costs and costs associated with entering into equity call hedge transactions with the remaining net proceeds of $26,900,000 used for general corporate purposes. As a result, the Series A preferred stock transactions strengthened our balance sheet while generating some additional liquidity. In addition, during the three month period ended April 30, 2010, we generated $158,533,000 of proceeds by forming equity joint ventures with outside partners as described in the “Net Gain on Disposition of Partial Interest in Rental Properties” section of the MD&A. This additional liquidity will be used to fund our equity requirements in our development projects and extend or paydown near term debt maturities. We continue to explore various other options to enhance our liquidity, but can give no assurance that we can accomplish any of these other options on favorable terms or at all.
As of April 30, 2010, we had $679,835,000 of mortgage financings with scheduled maturities during the fiscal year ending January 31, 2011, of which $58,913,000 represents scheduled payments. Subsequent to April 30, 2010, we have addressed approximately $199,631,000 of these 2010 maturities, through closed transactions, commitments and/or automatic extensions. We also have extension options available on $16,997,000 of these 2010 maturities, all of which require some predefined condition in order to qualify for the extension, such as meeting or exceeding leasing hurdles, loan to value ratios or debt service coverage requirements. We cannot give assurance that the defined hurdles or milestones will be achieved to qualify for these extensions. We are currently in negotiations to refinance and/or extend the remaining $404,294,000 of scheduled nonrecourse mortgage maturities for the year ended January 31, 2011. We cannot give assurance as to the ultimate result of these negotiations.
As of April 30, 2010, we had three nonrecourse mortgages greater than five percent of our total nonrecourse mortgage debt and notes payable. The mortgages, encumbered by New York Times, an office building in Manhattan, New York, Beekman, a mixed-use residential project under construction in Manhattan, New York and Ridge Hill, a retail center currently under construction in Yonkers, New York, have outstanding balances of $640,000,000, $441,950,000 and $360,271,000, respectively, at April 30, 2010.

As of April 30, 2010, our share of nonrecourse mortgage debt and notes payable recorded on our unconsolidated subsidiaries amounted to $1,704,948,000, of which $224,678,000 ($15,047,000 represents scheduled principal payments) was scheduled to mature during the year ending January 31, 2011. Subsequent to April 30, 2010, we had addressed $125,763,000 of these 2010 maturities through closed nonrecourse mortgage transactions, commitments and/or automatic extensions. We also had extension options on $14,296,000 of these 2010 maturities, all of which require predefined conditions in order to qualify for the extension, such as meeting or exceeding leasing hurdles, loan to value ratios or debt service coverage requirements. We cannot give assurance that the defined hurdles or milestones will be achieved to qualify for the extensions. Negotiations are ongoing on the remaining 2010 maturities, but we cannot give assurance that we will obtain these financings on favorable terms or at all.
We have one nonrecourse mortgage amounting to $73,500,000 that remains past due or in default as of this filing date. Four of our joint ventures accounted for under the equity method of accounting have nonrecourse mortgages that are past due or in default at April 30, 2010. If we are unable to negotiate an extension or refinancing or cure the default on those mortgages, the lender could commence foreclosure proceedings and we could lose the carrying value of our investment in the projects amounting to $3,685,000 at April 30, 2010. While we are actively negotiating with the lenders to resolve the past due mortgages, there is no assurance that the negotiations will be successful.
Bank Revolving Credit Facility
On January 29, 2010, we and our 15-member bank group entered into a Second Amended and Restated Credit Agreement and a Second Amended and Restated Guaranty of Payment of Debt (collectively the “Credit Agreement”). The Credit Agreement, which matures on February 1, 2012, provides for total borrowings available under the Credit Agreement of $500,000,000. The Credit Agreement is subject to permanent reduction as we receive net proceeds from specified external capital raising events in excess of $250,000,000. The Credit Agreement bears interest at either a LIBOR-based rate or a Base Rate Option. The LIBOR Rate Option is the greater of 5.75% or 3.75% over LIBOR and the Base Rate Option is the greater of the LIBOR Rate Option, 1.5% over the Prime Rate or 0.5% over the Federal Funds Effective Rate. Up to 20% of the available borrowings may be used for letters of credit or surety bonds. Additionally, the Credit Agreement requires a specified amount of available borrowings to be reserved for the retirement of indebtedness. The Credit Agreement imposes a number of restrictive covenants on us, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that we may incur, restrictions on the pledging of ownership interests in subsidiaries, limitations on the use of cash sources and a prohibition on common stock dividends through the maturity date. The Credit Agreement also contains certain financial covenants, including the maintenance of minimum liquidity, certain debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as defined in the Credit Agreement). At April 30, 2010, we were in compliance with all of these financial covenants.
In connection with the Credit Agreement, our subsidiary, Forest City Rental Properties Corporation (“FCRPC”), also entered into a Pledge Agreement (“Pledge Agreement”) with various banks party to the Credit Agreement. The Pledge Agreement secures FCRPC’s obligations under the Credit Agreement by granting a security interest to certain banks in our right, title and interest as a member, partner, shareholder or other equity holder of FCRPC’s direct subsidiaries, including, but not limited to, its right to receive profits, proceeds, accounts, income, dividends, distributions or return of capital from such subsidiaries, to the extent the granting of such security interest would not result in a default under project level financing or the organizational documents of such subsidiary.
On March 4, 2010, we entered into a first amendment to the Credit Agreement that permitted us to issue Series A preferred stock for cash or in exchange for certain of our senior notes. The amendment also permitted payment of dividends on the Series A preferred stock, so long as no event of default has occurred or would occur as a result of the payment. To the extent the Series A preferred stock was exchanged for specified indebtedness, the reserve required under the Credit Agreement was reduced on a dollar for dollar basis under the terms of the first amendment.
The available credit on the bank revolving credit facility at April 30 and January 31, 2010 was as follows:

	April 30, 2010		January 31, 2010
	(in thousands)

Maximum borrowings	$500,000	(1)	$500,000
Less outstanding balances and reserves:
Borrowings	-		83,516
Letters of credit	72,577		90,939
Surety bonds	-		-
Reserve for retirement of indebtedness	53,891		105,067

Available credit	$373,532		$220,478

(1)	Based on specific external capital raising events through April 30, 2010, a permanent reduction in available borrowings of $2,972 became effective May 5, 2010.

Senior and Subordinated Debt
Our Senior and Subordinated Debt is comprised of the following at April 30 and January 31, 2010:

	April 30, 2010	January 31, 2010
	(in thousands)

Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011, net of discount	$51,116	$98,944
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	198,561	198,480
7.625% Senior Notes due 2015	178,253	300,000
5.000% Convertible Senior Notes due 2016	200,000	200,000
6.500% Senior Notes due 2017	144,174	150,000
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	872,104	1,047,424

Subordinated Debt:
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Senior and Subordinated Debt	$901,104	$1,076,424

On March 4, 2010, we entered into separate, privately negotiated exchange agreements with certain holders of three separate series of our senior notes due 2011, 2015 and 2017. Under the terms of the agreements, these holders agreed to exchange their notes for a new issue of Series A preferred stock. Amounts exchanged in each series are as follows: $51,176,000 of 3.625% puttable equity-linked Senior Notes due 2011, $121,747,000 of 7.625% Senior Notes due 2015 and $5,826,000 of 6.500% Senior Notes due 2017, which were exchanged for $50,664,000, $114,442,000 and $4,894,000 of Series A preferred stock, respectively. This exchange resulted in a gain, net of associated deferred financing costs of $6,297,000, which is recorded as early extinguishment of debt on the Consolidated Statements of Operations.
Puttable Equity-Linked Senior Notes due 2011
On October 10, 2006, we issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 (“2011 Notes”) in a private placement. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15. During the year ended January 31, 2009, we purchased on the open market $15,000,000 in principal of our 2011 Notes. On October 7, 2009, we entered into privately negotiated exchange agreements with certain holders of the 2011 Notes to exchange $167,433,000 of aggregate principal amount of their 2011 Notes for a new issue of 3.625% puttable equity-linked senior notes due October 2014. As discussed above, on March 4, 2010, we retired $51,176,000 of 2011 Notes in exchange for Series A preferred stock. There was $53,891,000 ($51,116,000, net of discount) and $105,067,000 ($98,944,000, net of discount) of principal outstanding at April 30, 2010 and January 31, 2010, respectively.
Holders may put their notes to us at their option on any day prior to the close of business on the scheduled trading day immediately preceding July 15, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the put value rate (as defined) on each such day; (2) during any fiscal quarter after the fiscal quarter ending January 31, 2007, if the last reported sale price of our Class A common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the applicable put value price in effect on the last trading day of the immediately preceding fiscal quarter; or (3) upon the occurrence of specified corporate events as set forth in the applicable indenture. On and after July 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may put their notes to us at any time, regardless of the foregoing circumstances. In addition, upon a designated event, as defined, holders may require us to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, as set forth in the applicable indenture. At April 30, 2010, none of the aforementioned circumstances have been met.
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
The 2011 Notes are our only senior notes that qualify as convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. The carrying amounts of our debt and equity balances related to the 2011 Notes as of April 30 and January 31, 2010 are as follows:

	April 30, 2010	January 31, 2010
	(in thousands)

Carrying amount of equity component	$8,601	$16,769

Outstanding principal amount of the puttable equity-linked senior notes	53,891	105,067
Unamortized discount	(2,775)	(6,123)

Net carrying amount of the puttable equity-linked senior notes	$51,116	$98,944

The unamortized discount will be amortized as additional interest expense through October 15, 2011. The effective interest rate for the liability component of the puttable equity-linked senior notes was 7.51% for the three months ended April 30, 2010 and 2009. We recorded non-cash interest expense of $495,000 and $2,141,000 for the three months ended April 30, 2010 and 2009, respectively. We recorded contractual interest expense of $689,000 and $2,470,000 for the three months ended April 30, 2010 and 2009, respectively.
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
Senior Notes due 2015
On May 19, 2003, we issued $300,000,000 of 7.625% senior notes due June 1, 2015 (“2015 Notes”) in a public offering. Accrued interest is payable semi-annually on December 1 and June 1. These senior notes may be redeemed by us, in whole or in part, at any time on or after June 1, 2008 at an initial redemption price of 103.813% that is systematically reduced to 100% through June 1, 2011. As of June 1, 2009, the redemption price was reduced to 102.542%. As discussed above, on March 4, 2010, we retired $121,747,000 of 2015 Notes in exchange for Series A preferred stock.
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
In connection with the issuance of the notes, we entered into a convertible note hedge transaction. The convertible note hedge transaction is intended to reduce, subject to a limit, the potential dilution with respect to our Class A common stock upon conversion of the notes. The net effect of the convertible note hedge transaction, from our perspective, is to approximate an effective conversion price of $16.37 per share. The terms of the Notes are not affected by the convertible note hedge transaction. The convertible note hedge transaction was recorded as a reduction of shareholders’ equity through additional paid-in capital.
Senior Notes due 2017
On January 25, 2005, we issued $150,000,000 of 6.500% senior notes due February 1, 2017 (“2017 Notes”) in a public offering. Accrued interest is payable semi-annually on February 1 and August 1. These senior notes may be redeemed by us, in whole or in part, at any time on or after February 1, 2010 at a redemption price of 103.250% beginning February 1, 2010 and systematically reduced to 100% through February 1, 2013. As discussed above, on March 4, 2010, we retired $5,826,000 of 2017 Notes in exchange for Series A preferred stock.
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
Financing Arrangements
Collateralized Borrowings
On July 13, 2005, the Park Creek Metropolitan District (the “District”) issued $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds, Series 2005 (the “Senior Subordinate Bonds”) and Stapleton Land II, LLC, a consolidated subsidiary, entered into an agreement whereby it will receive a 1% fee on the Senior Subordinate Bonds in exchange for providing certain credit enhancement. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise our rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The Senior Subordinate Bonds were refinanced on April 16, 2009 with proceeds from the issuance of $86,000,000 of Park Creek Metropolitan District Senior Limited Property Tax Supported Revenue Refunding and Improvement Bonds, Series 2009. The credit enhancement arrangement expired with the refinancing of the Senior Subordinate Bonds on April 16, 2009. We recorded $-0- and $132,000 of interest income related to the credit enhancement arrangement in the Consolidated Statements of Operations for the three months ended April 30, 2010 and 2009, respectively.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially were to pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC, a consolidated subsidiary, entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC was entitled and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. The District withdrew $58,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures by June 2, 2008 and the Junior Subordinated Bonds became Converted Bonds. The Converted Bonds were acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and we simultaneously entered into a total rate of return swap (“TRS”) with a notional amount of $58,000,000. We receive a fixed rate of 8.5% and pay the Security Industry and Financial Markets Association (“SIFMA’) rate plus a spread on the TRS related to the Converted Bonds. We determined that the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control; therefore, the Converted Bonds have been recorded as a secured borrowing in the Consolidated Balance Sheets.
During the year ended January 31, 2009, a consolidated subsidiary of ours purchased $10,000,000 of the Converted Bonds from one of the investment banks. Simultaneous with the purchase, a $10,000,000 TRS contract was terminated and the corresponding amount of the secured borrowing was removed from the Consolidated Balance Sheets. On April 16, 2009, an additional $5,000,000 of the Converted Bonds was purchased by another consolidated subsidiary, and a corresponding amount of a related TRS was terminated and the corresponding secured borrowing was removed from the Consolidated Balance Sheets. The fair value of the Converted Bonds recorded in other assets in the Consolidated Balance Sheets was $58,000,000 at both April 30 and January 31, 2010. The outstanding TRS contracts on the $43,000,000 of secured borrowings related to the Converted Bonds at both April 30 and January 31, 2010, were supported by collateral consisting primarily of certain notes receivable owned by us aggregating $33,042,000. We recorded net interest income of $522,000 and $842,000 related to the TRS in the Consolidated Statements of Operations for the three months ended April 30, 2010 and 2009, respectively.
Other Financing Arrangements
A consolidated subsidiary of ours has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $16,560,000 of this commitment as of April 30, 2010. In addition, in June 2009, the consolidated subsidiary committed to fund $10,000,000 to the City of Denver and certain of its entities to be used to fund additional infrastructure projects and has funded $1,530,000 of this commitment as of April 30, 2010.
Nonrecourse Debt Financings
We use taxable and tax-exempt nonrecourse debt for our real estate projects. Substantially all of our operating and development properties are separately encumbered with nonrecourse mortgage debt which in some limited circumstances is supplemented by nonrecourse notes payable (collectively “nonrecourse debt”). For those real estate projects financed with taxable debt, we generally seek long-term, fixed-rate financing for those operating projects whose loans mature within the next 12 months or are projected to open and achieve stabilized operations during that same time frame. However, due to the limited availability of long-term fixed rate nonrecourse debt based upon current market conditions, we are attempting to extend maturities with existing lenders at current market terms. For real estate projects financed with tax-exempt debt, we generally utilize variable-rate debt. For construction loans, we generally pursue variable-rate financings with maturities ranging from two to five years.
We are actively working to refinance and/or extend the maturities of the nonrecourse debt that is coming due in the next 24 months. During the three months ended April 30, 2010, we completed the following financings:

Purpose of Financing	Amount
(in thousands)

Refinancings	$4,900
Loan extensions/additional fundings	128,301

$133,201

Interest Rate Exposure
At April 30, 2010, the composition of nonrecourse mortgage debt and notes payable was as follows:

						Total
	Operating	Development		Land		Weighted
	Properties	Projects		Projects	Total	Average Rate
	(dollars in thousands)

Fixed	$3,766,550	$101,083		$8,268	$3,875,901	6.11%
Variable
Taxable	1,598,741	879,696		11,390	2,489,827	4.52%
Tax-Exempt	562,735	203,900		43,000	809,635	2.04%

	$5,928,026	$1,184,679	(1)	$62,658	$7,175,363	5.10%

Total commitment from lenders		$1,675,031		$69,849

(1)
Proceeds from outstanding debt of $17,200 described above are recorded as restricted cash in our Consolidated Balance Sheets. For bonds issued in conjunction with development, the full amount of the bonds is issued at the beginning of construction and must remain in escrow until costs are incurred.

To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
		(dollars in thousands)

05/01/10-02/01/11(1)	$1,013,160	4.73%	$1,145,000	4.50%
02/01/11-02/01/12	534,192	5.08%	945,900	4.62%
02/01/12-02/01/13	491,182	5.53%	685,000	5.43%
02/01/13-02/01/14	476,100	5.50%	685,000	5.43%
02/01/14-09/01/17	-	-	640,000	5.50%

(1)
These LIBOR-based hedges as of May 1, 2010 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2011.

Tax-Exempt (Priced off of SIFMA Index)

	Caps		Swap
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
		(dollars in thousands)

05/01/10-02/01/11	$174,639	5.83%	$-	-
02/01/11-02/01/12	174,639	5.83%	-	-
02/01/12-02/01/13	113,929	5.89%	-	-
The tax-exempt caps expressed above mainly represent interest rate protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 2.74% and has never exceeded 8.00%.
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

We have entered into forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, we intend to simultaneously terminate the forward swap associated with that financing. At April 30, 2010, we have two forward swaps with an aggregate notional amount of $160,000,000, neither of which qualify as cash flow hedges under the accounting guidance on derivatives and hedging activities. As such, the change in fair value of these swaps is marked to market through earnings on a quarterly basis. Related to these forward swaps, we recorded $308,000 and ($655,000) for the three months ended April 30, 2010 and 2009, respectively, as an increase (reduction) of interest expense in our Consolidated Statements of Operations. On May 3, 2010, one of the forward swaps with a notional amount of $107,000,000 was terminated.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of April 30, 2010, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $10,797,000 at April 30, 2010. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $9,448,000 at April 30, 2010. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
From time to time, we and/or certain of our joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At April 30, 2010, the SIFMA rate is 0.30%. Additionally, we and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to us and/or the Joint Ventures. At April 30, 2010, the aggregate notional amount of TRS that are designated as fair value hedging instruments under the accounting guidance on derivatives and hedging activities, in which we and/or the consolidated Joint Ventures have an interest, is $322,655,000. We believe the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt and notes payable. The underlying TRS borrowings are subject to a fair value adjustment.
Cash Flows
Operating Activities
Net cash provided by operating activities was $22,503,000 and $33,706,000 for the three months ended April 30, 2010 and 2009, respectively. The net decrease in cash provided by operating activities in the three months ended April 30, 2010 compared to the three months ended April 30, 2009 of $11,203,000 is the result of the following (in thousands):

Decrease in rents and other revenues received	$(23,980)
Decrease in interest and other income received	(17,577)
Decrease in cash distributions from unconsolidated entities	(501)
Increase in proceeds from land sales - Land Development Group	1,095
Decrease in proceeds from land sales - Commercial Group	(3,542)
Increase in land development expenditures	(2,474)
Decrease in operating expenditures	51,257
Decrease in termination costs paid	2,263
Increase in restricted cash used for operating purposes	(3,332)
Increase in interest paid	(14,412)

Net decrease in cash provided by operating activities	$(11,203)

Investing Activities
Net cash used in investing activities was $51,544,000 and $457,916,000 for the three months ended April 30, 2010 and 2009, respectively. Net cash used in investing activities consisted of the following:

	Three Months Ended April 30,
	2010	2009
	(in thousands)

Capital expenditures	$(226,731)	$(234,134)

Payment of lease procurement costs	(8,341)	(2,335)

Increase in other assets	(5,747)	(1,201)

Decrease (increase) in restricted cash used for investing purposes:
Beekman, a mixed-use residential project under construction in Manhattan, New York	32,469	(177,562)
Atlantic Yards, a commercial development project in Brooklyn, New York	25,533	1,324
80 DeKalb, a residential project under construction in Brooklyn, New York	10,204	(26,368)
Hamel Mill Lofts, an apartment complex in Haverhill, Massachusetts	2,160	-
Collateral (required) returned for a forward swap on East River Plaza, an unconsolidated retail project in Manhattan, New York	(3,230)	1,868
Richmond Office Park, office buildings in Richmond, Virginia	(1,250)	-
Two MetroTech Center, an office building in Brooklyn, New York	(1,087)	(1,562)
One MetroTech Center, an office building in Brooklyn, New York	(180)	3,885
Skylight Office Tower, an office building in Cleveland, Ohio	(133)	1,239
Higbee Building, an office building in Cleveland, Ohio	-	(8,466)
Village at Gulfstream, a specialty retail center in Hallandale Beach, Florida	-	9,006
Edgeworth Building, an office building in Richmond, Virginia	-	1,126
Other	(1,896)	(2,740)

Subtotal	62,590	(198,250)

Proceeds from disposition of partial interests in rental properties (2010) and disposition of a rental property (2009):
Disposition of partial interest in our University Park project in Cambridge, Massachusetts	129,611	-
Disposition of partial interest in The Grand, Lenox Club and Lenox Park, apartment communities in the Washington D.C. metropolitan area	28,922	-
Grand Avenue, a specialty retail center in Queens, New York	-	9,042

Subtotal	158,533	9,042

Change in investments in and advances to affiliates - (investment in) or return of investment:
Land Development:
Woodforest, an unconsolidated project in Houston, Texas	(3,850)	-
Residential Projects:
Uptown Apartments, an unconsolidated project in Oakland, California	-	(4,093)
St. Mary’s Villa, primarily refinancing proceeds from an unconsolidated project in Newark, New Jersey	-	4,601
New York City Projects:
East River Plaza, an unconsolidated retail project in Manhattan, New York	(1,266)	(630)
Barclays Center, a sports arena complex in Brooklyn, New York currently under construction	-	(8,134)
The Nets, a National Basketball Association member	(9,000)	(13,500)
Commercial Projects:
Metreon, an unconsolidated specialty retail center in San Francisco, California	(2,024)	-
Village at Gulfstream, an unconsolidated specialty retail center in Hallandale Beach, Florida	3,761	-
Mesa del Sol Fidelity, an unconsolidated office building in Albuquerque, New Mexico	-	(1,095)
Return of temporary advances from various Commercial Group properties to implement uniform portfolio cash management process	(16,024)	(4,130)
Other net (advances) returns of investment of equity method investments and other advances to affiliates	(3,445)	(4,057)

Subtotal	(31,848)	(31,038)

Net cash used in investing activities	$(51,544)	$(457,916)

Financing Activities
Net cash (used in) provided by financing activities was ($28,358,000) and $361,284,000 for the three months ended April 30, 2010 and 2009, respectively. Net cash (used in) provided by financing activities consisted of the following:

	Three Months Ended April 30,
	2010	2009
	(in thousands)

Proceeds from issuance of Series A preferred stock, net of $5,544 of issuance costs	$44,456	$-
Payment for equity call hedge related to the issuance of Series A preferred stock	(17,556)	-
Proceeds from nonrecourse mortgage debt and notes payable	42,778	408,488
Principal payments on nonrecourse mortgage debt and notes payable	(23,017)	(64,086)
Borrowings on bank revolving credit facility	169,300	132,000
Payments on bank revolving credit facility	(252,816)	(119,500)

Decrease in restricted cash:
Hamel Mill Lofts, an apartment complex in Haverhill, Massachusetts	-	2,246
Sky55, an apartment complex in Chicago, Illinois	-	2,176
Other	1,824	1,531

Subtotal	1,824	5,953

Increase (decrease) in book overdrafts, representing checks issued but not yet paid	11,144	(5,746)
Payment of deferred financing costs	(3,702)	(8,974)
Purchase of treasury stock	(358)	(107)
Contributions from noncontrolling interests	1,996	15,464
Distributions to noncontrolling interests	(2,407)	(2,208)

Net cash (used in) provided by financing activities	$(28,358)	$361,284

LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.
VARIABLE INTEREST ENTITIES
As of April 30, 2010, we determined that we were the primary beneficiary of 37 VIEs representing 24 properties (21 VIEs representing 10 properties in the Residential Group, 14 VIEs representing 12 properties in the Commercial Group and 2 VIEs/properties in the Land Development Group). The creditors of the consolidated VIEs do not have recourse to our general credit. As of April 30, 2010, we held variable interests in 61 VIEs for which we are not the primary beneficiary. The maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs totaling approximately $66,000,000 at April 30, 2010. Our VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, hotels, land development and The Nets, a member of the NBA in which we account for our investment on the equity method of accounting.
In addition to the VIEs described above, we have also determined that we are the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (see the “Senior and Subordinated Debt” section of MD&A) as of April 30, 2010.
NEW ACCOUNTING GUIDANCE
The following accounting pronouncements were adopted during the three months ended April 30, 2010:
In January 2010, the FASB issued amendments to the accounting guidance on fair value measurements and disclosures. This guidance requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. It also requires an entity to present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). This guidance clarifies existing disclosures related to the level of disaggregation, inputs and valuation techniques. This guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for the disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. The adoption of this guidance related to the Level 1 and Level 2 fair value measurements on February 1, 2010 did not have a material impact on our consolidated financial statements. We are currently evaluating the adoption of the guidance related to the Level 3 fair value measurement disclosures.
In June 2009, the FASB issued an amendment to the accounting guidance for consolidation of VIEs to require an ongoing reassessment of determining whether a variable interest gives a company a controlling financial interest in a VIE. This guidance eliminates the quantitative approach to determining whether a company is the primary beneficiary of a VIE previously required by the guidance for consolidation of VIEs. The guidance is effective for annual and interim reporting periods beginning after November 15, 2009. The adoption of this guidance on February 1, 2010 did not have a material impact on our consolidated financial statements.
CLASS A COMMON UNITS
We and certain of our affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of ours, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) on August 14, 2006. Pursuant to the Master Contribution Agreement, on November 8, 2006, we issued Class A Common Units (“Units”) in a jointly-owned limited liability company to the BCR Entities in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. We accounted for the issuance of the Units in exchange for the noncontrolling interests under the purchase method of accounting. The Units may be exchanged for one of the following forms of consideration at our sole discretion: (i) an equal number of shares of our Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of our Class A common stock. We have no rights to redeem or repurchase the Units. At April 30 and January 31, 2010, 3,646,755 Units were outstanding. The carrying value of the Units of $186,021,000 is included in noncontrolling interests on the Consolidated Balance Sheets at April 30 and January 31, 2010.

SUBSEQUENT EVENT
Atlantic Yards, Barclays Center Arena and The Nets
On May 12, 2010 (“Closing Date”), proceeds of the tax exempt PILOT Bonds became available to be requisitioned to fund the construction of the Barclays Center Arena (“Barclays Center”). In addition, on the Closing Date, we closed on the purchase agreement with entities controlled by Mikhail Prokhorov (“MP Closing”). Pursuant to the terms of the purchase agreement, entities controlled by Mikhail Prokhorov invested $200,000,000 and made certain funding commitments (“Funding Commitments”) to acquire 80% of The Nets, 45% of Brooklyn Arena, LLC (“Arena”), the entity that through its subsidiaries is overseeing the construction of and has a long-term capital lease in the Barclays Center, and the right to purchase up to 20% of the Atlantic Yards Development Company, LLC, which will develop non-arena real estate. In accordance with the Funding Commitments, the entities controlled by Mikhail Prokhorov will fund The Nets operating needs up to $60,000,000 including reimbursements to us for loans made to cover The Nets operating needs from March 1, 2010 to the Closing Date totaling $15,000,000. Once the $60,000,000 is expended, NSE is required to fund 100% of the operating needs, as defined, until the Barclays Center is complete and open. Thereafter, members’ capital contributions will be made in accordance with the operating agreement. On the Closing Date, Mikhail Prokhorov provided a loan of approximately $76,000,000 to a wholly-owned subsidiary of the Arena. The loan bears interest at 11% and matures June 2013.
Concurrent with the MP Closing, the operating agreement of NSE was amended (“Amended Operating Agreement”) to provide that various obligations to the members, including certain of our member loans which had preference over members’ equity, were converted to equity positions. The ownership interests of the members were adjusted in accordance with the Amended Operating Agreement. Our effective ownership interest, as of the Closing Date, is approximately 10% in The Nets and approximately 27% in the Arena. Our share of The Nets operating losses incurred for the current year through the Closing Date will be offset by our share of gain on the transaction.
INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
This Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of our Form 10-K for the year ended January 31, 2010 and other factors that might cause differences, some of which could be material, include, but are not limited to, the impact of current lending and capital market conditions on our liquidity, ability to finance or refinance projects and repay our debt, the impact of the current economic environment on the ownership, development and management of our real estate portfolio, general real estate investment and development risks, vacancies in our properties, further downturns in the housing market, competition, illiquidity of real estate investments, bankruptcy or defaults of tenants, anchor store consolidations or closings, international activities, the impact of terrorist acts, risks associated with an investment in a professional sports team, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our credit facility and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, the impact of credit rating downgrades, effects of uninsured or underinsured losses, environmental liabilities, conflicts of interest, risks associated with the sale of tax credits, risks associated with developing and managing properties in partnership with others, the ability to maintain effective internal controls, compliance with governmental regulations, increased legislative and regulatory scrutiny of the financial services industry, volatility in the market price of our publicly traded securities, litigation risks, as well as other risks listed from time to time in our reports filed with the Securities and Exchange Commission. We have no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Ongoing economic conditions have negatively impacted the lending and capital markets. Our market risk includes the increased difficulty or inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At April 30, 2010, our outstanding variable-rate debt portfolio consisted of $2,489,827,000 of taxable debt and $809,635,000 of tax-exempt variable-rate debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. However, due to the current market conditions, when available, we are currently extending maturities with existing lenders at current market terms. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
		(dollars in thousands)

05/01/10-02/01/11(1)	$1,013,160	4.73%	$1,145,000	4.50%
02/01/11-02/01/12	534,192	5.08%	945,900	4.62%
02/01/12-02/01/13	491,182	5.53%	685,000	5.43%
02/01/13-02/01/14	476,100	5.50%	685,000	5.43%
02/01/14-09/01/17	-	-	640,000	5.50%

(1)
These LIBOR-based hedges as of May 1, 2010 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2011.

Tax-Exempt (Priced off of SIFMA Index)

	Caps		Swap
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
		(dollars in thousands)

05/01/10-02/01/11	$174,639	5.83%	$-	-
02/01/11-02/01/12	174,639	5.83%	-	-
02/01/12-02/01/13	113,929	5.89%	-	-
The tax-exempt caps expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 2.74% and has never exceeded 8.00%.
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
We have entered into forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, we intend to simultaneously terminate the forward swap associated with that financing. At April 30, 2010, we have two forward swaps with an aggregate notional amount of $160,000,000, neither of which qualify as cash flow hedges under the accounting guidance on derivatives and hedging activities. As such, the change in fair value of these swaps is marked to market through earnings on a quarterly basis. Related to these forward swaps, we recorded $308,000 and ($655,000) for the three months ended April 30, 2010 and 2009, respectively, as an increase (reduction) of interest expense in our Consolidated Statements of Operations. On May 3, 2010, one of the forward swaps with a notional amount of $107,000,000 was terminated.

Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of April 30, 2010, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $10,797,000 at April 30, 2010. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $9,448,000 at April 30, 2010. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At April 30 and January 31, 2010, we reported interest rate caps, floors and swaptions at fair value of approximately $765,000 and $1,771,000, respectively, in other assets in the Consolidated Balance Sheets. At April 30 and January 31, 2010, we included interest rate swap agreements and TRS that had a negative fair value of approximately $165,897,000 and $192,526,000, respectively, (which includes the forward swaps) in accounts payable and accrued expenses in the Consolidated Balance Sheets. At April 30 and January 31, 2010, we included interest rate swap agreements and TRS that had a positive fair value of approximately $2,064,000 and $2,154,000, respectively, in other assets in the Consolidated Balance Sheets.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the table below contains the estimated fair value of our long-term debt at April 30, 2010.

			Fair Value
			with 100 bp Decrease
	Carrying Value	Fair Value	in Market Rates
	(in thousands)

Fixed	$4,777,005	$4,702,823	$5,133,223
Variable
Taxable	2,489,827	2,573,372	2,644,328
Tax-Exempt	809,635	787,186	868,351

Total Variable	$3,299,462	$3,360,558	$3,512,679

Total Long-Term Debt	$8,076,467	$8,063,381	$8,645,902

The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
April 30, 2010

	Expected Maturity Date
	Year Ending January 31,						Total
						Period	Outstanding	Fair Market
Long-Term Debt	2011	2012	2013	2014	2015	Thereafter	4/30/10	Value 4/30/10
	(dollars in thousands)

Fixed:
Fixed-rate debt	$247,078	$303,281	$316,113	$766,986	$484,686	$1,757,757	$3,875,901	$3,943,705
Weighted average interest rate	7.97%	6.81%	5.96%	6.09%	5.96%	5.81%	6.11%

Senior & subordinated debt (1)	-	51,116 (3)	-	-	198,562	651,426	901,104	759,118
Weighted average interest rate	-%	3.63%	-%	-%	3.63%	6.54%	5.73%

Total Fixed-Rate Debt	247,078	354,397	316,113	766,986	683,248	2,409,183	4,777,005	4,702,823

Variable:
Variable-rate debt	432,757	654,168	704,077	46,411	12,414	640,000	2,489,827	2,573,372
Weighted average interest rate (2)	3.54%	4.13%	3.75%	6.05%	1.45%	6.40%	4.52%

Tax-exempt	-	132,430	204,616	91,565	815	380,209	809,635	787,186
Weighted average interest rate (2)	-%	2.65%	2.52%	2.83%	3.80%	1.37%	2.04%

Bank revolving credit facility (1)	-	-	-	-	-	-	-	-
Weighted average interest rate(2)	-%	-%	-%	-%	-%	-%	-%

Total Variable-Rate Debt	432,757	786,598	908,693	137,976	13,229	1,020,209	3,299,462	3,360,558

Total Long-Term Debt	$679,835	$1,140,995	$1,224,806	$904,962	$696,477	$3,429,392	$8,076,467	$8,063,381

Weighted average interest rate	5.15%	4.65%	4.11%	5.76%	5.21%	5.57%	5.17%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of April 30, 2010.

(3)
Represents the principal amount of the puttable equity-linked senior notes of $53,891 less the unamortized discount of $2,775 as of April 30, 2010, as adjusted for the adoption of accounting guidance for convertible debt instruments. This unamortized discount is accreted through interest expense, which resulted in an effective interest rate of 7.51% that is reflected in our Consolidated Statements of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
January 31, 2010

	Expected Maturity Date
	Year Ending January 31,						Total
						Period	Outstanding	Fair Market
Long-Term Debt	2011	2012	2013	2014	2015	Thereafter	1/31/10	Value 1/31/10
	(dollars in thousands)

Fixed:
Fixed-rate debt	$252,825	$355,527	$332,056	$824,186	$525,598	$1,849,040	$4,139,232	$4,116,848
Weighted average interest rate	7.04%	7.03%	5.99%	6.09%	5.99%	5.92%	6.13%

Senior & subordinated debt (1)	-	98,944 (3)	-	-	198,480	779,000	$1,076,424	861,606
Weighted average interest rate	-%	3.63%	-%	-%	3.63%	6.71%	5.86%

Total Fixed-Rate Debt	252,825	454,471	332,056	824,186	724,078	2,628,040	5,215,656	4,978,454

Variable:
Variable-rate debt	599,742	525,372	695,187	46,411	12,415	639,999	2,519,126	2,492,464
Weighted average interest rate(2)	3.72%	4.16%	4.87%	6.05%	1.43%	6.40%	4.84%

Tax-exempt	-	132,430	204,616	91,565	815	532,089	961,515	925,718
Weighted average interest rate(2)	-%	2.60%	2.47%	1.52%	3.70%	1.60%	1.92%

Bank revolving credit facility (1)	-	-	83,516	-	-	-	83,516	83,516
Weighted average interest rate(2)	-%	-%	5.75%	-%	-%	-%	5.75%

Total Variable-Rate Debt	599,742	657,802	983,319	137,976	13,230	1,172,088	3,564,157	3,501,698

Total Long-Term Debt	$852,567	$1,112,273	$1,315,375	$962,162	$737,308	$3,800,128	$8,779,813	$8,480,152

Weighted average interest rate	4.70%	4.85%	4.83%	5.66%	5.27%	5.56%	5.26%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of January 31, 2010.

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

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2010.
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b) - Not applicable.
(c) - Repurchase of equity securities during the quarter.

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	Per Share	or Programs	or Programs

Class A Common Stock
February 1 through February 28, 2010	-	$-	-	-
March 1 through March 31, 2010	7,136	$13.93	-	-
April 1 through April 30, 2010	17,476	$14.79	-	-

Total	24,612	$14.54	-	-

(1)	Class A common stock was repurchased to satisfy the minimum tax withholding requirements relating to restricted stock vesting. These shares were not reacquired as part of a publicly announced repurchase plan or program.

Item 6. Exhibits

Exhibit
Number		Description of Document

3.1	-
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

4.7
First Supplemental Indenture, dated as of May 21, 2010, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 26, 2010.

4.8	-
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
First Amendment to Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives (As Amended and Restated Effective January 1, 2008), effective as of December 17, 2009, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended January 31, 2010 (File No. 1-4372).

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

+10.14	-
Sixth Amendment to Deferred Compensation Plan for Nonemployee Directors, effective as of December 17, 2009, incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the year ended January 31, 2010 (File No. 1-4372).

+10.15	-
Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated effective January 1, 2008), incorporated by reference to Exhibit 10.60 to the Company’s Form 10-Q for the quarter ended April 30, 2008 (File No. 1-4372).

+10.16	-
First Amendment to Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated effective January 1, 2008), effective December 17, 2009, incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended January 31, 2010 (File No. 1-4372).

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

+10.23	-
Amended and Restated Form of Incentive and Nonqualified Stock Option Agreement, effective as of March 25, 2010, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 2010 (File No. 1-4372).

+10.24	-
Amended and Restated Form of Restricted Stock Agreement, effective as of March 25, 2010, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 2010 (File No. 1-4372).

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
Second Amended and Restated Guaranty of Payment of Debt, dated as of January 29, 2010, by and among Forest City Enterprises, Inc., as Guarantor, KeyBank National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and the banks named therein, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 4, 2010 (File No. 1-4372).

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

FOREST CITY ENTERPRISES, INC.
(Registrant)
Date: June 8, 2010	/s/ ROBERT G. O’BRIEN
Name: Robert G. O’Brien
Title: Executive Vice President and Chief Financial Officer

Date: June 8, 2010	/s/ LINDA M. KANE
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