Form 10-Q
period 2010-07-31
FOREST CITY ENTERPRISES INC
filed 2010-09-08
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________ to ________
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

Class	Outstanding at September 2, 2010
Class A Common Stock, $.33 1/3 par value	135,691,272 shares

Class B Common Stock, $.33 1/3 par value	21,387,470 shares

Forest City Enterprises, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Forest City Enterprises, Inc. and Subsidiaries

	Consolidated Balance Sheets July 31, 2010 and January 31, 2010	2

	Consolidated Statements of Operations Three and Six Months Ended July 31, 2010 and 2009	3

	Consolidated Statements of Comprehensive Income (Loss) Three and Six Months Ended July 31, 2010 and 2009	4

	Consolidated Statements of Equity Six Months Ended July 31, 2010 and 2009	5

	Consolidated Statements of Cash Flows Six Months Ended July 31, 2010 and 2009	6

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	70

Item 4.	Controls and Procedures	74

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	74

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74

Item 6.	Exhibits	75

Signatures		80

Certifications
EX-3.3
EX-3.4
EX-10.28
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets

	July 31, 2010
	(Unaudited)	January 31, 2010

	(in thousands)

Assets
Real Estate
Completed rental properties	$8,158,724	$8,479,802
Projects under construction and development	2,609,122	2,641,170
Land held for development or sale	226,309	219,807

Total Real Estate	10,994,155	11,340,779

Less accumulated depreciation	(1,531,977)	(1,593,658)

Real Estate, net - (variable interest entities $2,043.9 million at July 31, 2010)	9,462,178	9,747,121

Cash and equivalents - (variable interest entities $33.9 million at July 31, 2010)	186,728	251,405
Restricted cash and escrowed funds - (variable interest entities $411.1 million at July 31, 2010)	786,606	427,921
Notes and accounts receivable, net	394,680	388,536
Investments in and advances to affiliates	160,575	265,343
Other assets - (variable interest entities $173.2 million at July 31, 2010)	771,569	836,385

Total Assets	$11,762,336	$11,916,711

Liabilities and Equity
Liabilities
Mortgage debt and notes payable, nonrecourse - (variable interest entities $1,844.7 million at July 31, 2010)	$7,270,868	$7,619,873
Bank revolving credit facility	112,472	83,516
Senior and subordinated debt - (variable interest entities $29.0 million at July 31, 2010)	882,841	1,076,424
Accounts payable and accrued expenses - (variable interest entities $141.5 million at July 31, 2010)	1,056,109	1,194,688
Deferred income taxes	468,974	437,370

Total Liabilities	9,791,264	10,411,871

Redeemable Noncontrolling Interest	221,647	-

Commitments and Contingencies	-	-

Equity
Shareholders’ Equity
Preferred stock - 7.0% Series A cumulative perpetual convertible, without par value, $50 liquidation preference; 6,400,000 and -0- shares authorized; 4,399,998 and -0- shares issued and outstanding, respectively	220,000	-
Preferred stock - without par value; 13,600,000 and 10,000,000 shares authorized, respectively; no shares issued	-	-
Common stock - $.33 1/3 par value
Class A, 371,000,000 and 271,000,000 shares authorized, 134,175,106 and 132,836,322 shares issued and 134,096,981 and 132,808,270 shares outstanding, respectively	44,725	44,279
Class B, convertible, 56,000,000 shares authorized, 21,387,470 and 22,516,208 shares issued and outstanding, respectively; 26,257,961 issuable	7,129	7,505

Total common stock	51,854	51,784
Additional paid-in capital	553,088	571,189
Retained earnings	716,250	613,073
Less treasury stock, at cost; 78,125 and 28,052 Class A shares, respectively	(865)	(154)

Shareholders’ equity before accumulated other comprehensive loss	1,540,327	1,235,892
Accumulated other comprehensive loss	(110,853)	(87,266)

Total Shareholders’ Equity	1,429,474	1,148,626

Noncontrolling interest	319,951	356,214

Total Equity	1,749,425	1,504,840

Total Liabilities and Equity	$11,762,336	$11,916,711

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009

	(in thousands, except per share data)		(in thousands, except per share data)

Revenues from real estate operations	$309,211	$313,697	$589,433	$623,715

Expenses
Operating expenses	177,852	164,649	338,015	358,674
Depreciation and amortization	61,031	66,891	122,574	132,401
Impairment of real estate	46,510	1,451	46,510	2,575

	285,393	232,991	507,099	493,650

Interest expense	(87,860)	(79,407)	(170,721)	(170,318)
Amortization of mortgage procurement costs	(3,602)	(3,422)	(6,261)	(7,066)
Gain on early extinguishment of debt	1,896	9,063	8,193	9,063

Interest and other income	16,232	11,594	23,047	18,402
Net gain on disposition of partial interests in rental properties and other investment	259,381	-	260,247	-

Earnings (loss) before income taxes	209,865	18,534	196,839	(19,854)

Income tax expense (benefit)
Current	5,108	(6,089)	11,908	(13,456)
Deferred	58,705	5,430	43,220	(9,631)

	63,813	(659)	55,128	(23,087)

Equity in earnings (loss) of unconsolidated entities	1,286	(5,535)	(2,939)	(11,841)
Impairment of unconsolidated entities	(2,282)	(11,903)	(15,181)	(21,463)

Earnings (loss) from continuing operations	145,056	1,755	123,591	(30,071)

Discontinued operations, net of tax:
Operating (loss) earnings from rental properties	(13)	209	88	505
Gain on disposition of rental properties	5,310	-	5,310	2,784

	5,297	209	5,398	3,289

Net earnings (loss)	150,353	1,964	128,989	(26,782)

Noncontrolling interests
Earnings from continuing operations attributable to noncontrolling interests	(23,297)	(3,745)	(17,488)	(5,667)
Earnings from discontinued operations attributable to noncontrolling interests	(4,210)	(8)	(4,217)	(19)

	(27,507)	(3,753)	(21,705)	(5,686)

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$122,846	$(1,789)	$107,284	$(32,468)

Preferred dividends	(4,107)	-	(4,107)	-

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$118,739	$(1,789)	$103,177	$(32,468)

Basic earnings (loss) per common share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. available to common shareholders	$0.73	$(0.01)	$0.64	$(0.29)
Earnings from discontinued operations attributable to Forest City Enterprises, Inc.	0.01	-	-	0.03

Net earnings (loss) attributable to Forest City Enterprises, Inc. available to common shareholders	$0.74	$(0.01)	$0.64	$(0.26)

Diluted earnings (loss) per common share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. available to common shareholders	$0.62	$(0.01)	$0.56	$(0.29)
Earnings from discontinued operations attributable to Forest City Enterprises, Inc.	-	-	0.01	0.03

Net earnings (loss) attributable to Forest City Enterprises, Inc. available to common shareholders	$0.62	$(0.01)	$0.57	$(0.26)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended July 31,
	2010	2009

	(in thousands)

Net earnings	$150,353	$1,964

Other comprehensive income (loss), net of tax:

Unrealized net losses on investment securities	(72)	(206)

Foreign currency translation adjustments	59	479

Unrealized net gains (losses) on interest rate derivative contracts	(24,674)	16,888

Total other comprehensive income (loss), net of tax	(24,687)	17,161

Comprehensive income	125,666	19,125

Comprehensive income attributable to noncontrolling interest	(27,406)	(4,500)

Total comprehensive income attributable to Forest City Enterprises, Inc.	$98,260	$14,625

	Six Months Ended July 31,
	2010	2009

	(in thousands)

Net earnings (loss)	$128,989	$(26,782)

Other comprehensive income (loss), net of tax:

Unrealized net gains (losses) on investment securities	16	(113)

Foreign currency translation adjustments	(134)	609

Unrealized net gains (losses) on interest rate derivative contracts	(23,497)	19,569

Total other comprehensive income (loss), net of tax	(23,615)	20,065

Comprehensive income (loss)	105,374	(6,717)

Comprehensive income attributable to noncontrolling interest	(21,677)	(6,429)

Total comprehensive income (loss) attributable to Forest City Enterprises, Inc.	$83,697	$(13,146)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Equity
(Unaudited)

											Accumulated
	Preferred Stock		Common Stock				Additional				Other
	Series A		Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Interest	Total

	(in thousands)
Six Months Ended July 31, 2010

Balances at January 31, 2010	-	$-	132,836	$44,279	22,516	$7,505	$571,189	$613,073	28	$(154)	$(87,266)	$356,214	$1,504,840

Cumulative effect of adoption of new consolidation accounting guidance												(74,034)	(74,034)
Net earnings								107,284				21,705	128,989
Net loss attributable to redeemable noncontrolling interest												262	262
Other comprehensive loss, net of tax											(23,587)	(28)	(23,615)
Purchase of treasury stock									50	(711)			(711)
Conversion of Class B to Class A shares			1,129	376	(1,129)	(376)							-
Issuance of Series A preferred stock for cash (Note Q)	1,000	50,000					(5,544)						44,456
Issuance of Series A preferred stock in exchange for Senior Notes (Note Q)	3,400	170,000					(2,342)						167,658
Purchase of equity call hedge related to issuance of preferred stock (Note Q)							(17,556)						(17,556)
Preferred stock dividends (Note Q)								(4,107)					(4,107)
Purchase of Puttable Equity-Linked Senior Notes due 2011 (Note E)							7						7
Restricted stock vested			210	70			(70)						-
Stock-based compensation							9,046						9,046
Excess income tax deficiency from stock-based compensation							(2,142)						(2,142)
Acquisition of partner’s noncontrolling interest in consolidated subsidiary							500					(500)	-
Contributions from noncontrolling interests												3,581	3,581
Distributions to noncontrolling interests												(10,526)	(10,526)
Change to equity method of accounting related to disposition
of partial interests in rental properties												23,493	23,493
Other changes in noncontrolling interests												(216)	(216)

Balances at July 31, 2010	4,400	$220,000	134,175	$44,725	21,387	$7,129	$553,088	$716,250	78	$(865)	$(110,853)	$319,951	$1,749,425

Six Months Ended July 31, 2009

Balances at January 31, 2009	-	$-	80,082	$26,694	22,798	$7,599	$267,796	$643,724	2	$(21)	$(107,521)	$337,828	$1,176,099

Net loss								(32,468)				5,686	(26,782)
Other comprehensive income, net of tax											19,322	743	20,065
Issuance of Class A common shares in equity offering			52,325	17,442			312,475						329,917
Purchase of treasury stock									25	(129)			(129)
Conversion of Class B to Class A shares			135	45	(135)	(45)							-
Restricted stock vested			130	43			(43)						-
Stock-based compensation							9,023						9,023
Excess income tax deficiency from stock-based compensation							(1,986)						(1,986)
Acquisition of partner’s noncontrolling interest in consolidated subsidiary							3,393					(3,393)	-
Contributions from noncontrolling interests												18,111	18,111
Distributions to noncontrolling interests												(4,243)	(4,243)
Change to full consolidation method of accounting for a subsidiary												5,010	5,010
Other changes in noncontrolling interests												(65)	(65)

Balances at July 31, 2009	-	$-	132,672	$44,224	22,663	$7,554	$590,658	$611,256	27	$(150)	$(88,199)	$359,677	$1,525,020

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
	2010	2009
	(in thousands)
Net earnings (loss)	$128,989	$(26,782)
Depreciation and amortization	122,574	132,401
Amortization of mortgage procurement costs	6,261	7,066
Impairment of real estate	46,510	2,575
Impairment of unconsolidated entities	15,181	21,463
Write-off of abandoned development projects	37	17,640
Gain on early extinguishment of debt	(8,193)	(9,063)
Net gain on disposition of partial interests in rental properties and other investment	(260,247)	-
Deferred income tax expense (benefit)	43,220	(9,631)
Equity in loss of unconsolidated entities	2,939	11,841
Stock-based compensation expense	4,461	4,036
Amortization and mark-to-market adjustments of derivative instruments	10,501	(380)
Non-cash interest expense related to Puttable Equity-Linked Senior Notes	1,015	4,315
Cash distributions from operations of unconsolidated entities	17,951	17,637
Discontinued operations:
Depreciation and amortization	669	2,017
Amortization of mortgage procurement costs	14	60
Deferred income tax expense (benefit)	1,179	(1,723)
Gain on disposition of rental properties	(6,204)	(4,548)
Cost of sales of land included in projects under construction and development and completed rental properties	11,059	21,490
Increase in land held for development or sale	(9,081)	(4,671)
Decrease in notes and accounts receivable	7,661	17,555
Decrease in other assets	5,290	5,063
Increase in restricted cash and escrowed funds used for operating purposes	(15,569)	(5,700)
Decrease in accounts payable and accrued expenses	(60,269)	(76,750)

Net cash provided by operating activities	65,948	125,911

Cash Flows from Investing Activities
Capital expenditures	(400,085)	(459,109)
Payment of lease procurement costs	(13,598)	(4,581)
(Increase) decrease in other assets	(22,026)	5,459
Increase in restricted cash and escrowed funds used for investing purposes	(345,553)	(125,649)
Proceeds from disposition of partial interests in rental properties (2010) and disposition of rental properties (2010 and 2009)	190,001	9,042
Decrease (increase) in investments in and advances to affiliates	11,078	(32,202)

Net cash used in investing activities	(580,183)	(607,040)

Cash Flows from Financing Activities
Proceeds from nonrecourse mortgage debt and notes payable	330,555	530,804
Principal payments on nonrecourse mortgage debt and notes payable	(61,534)	(121,514)
Borrowings on bank revolving credit facility	477,822	173,000
Payments on bank revolving credit facility	(448,866)	(495,917)
Payment of subordinated debt	-	(20,400)
Purchase of senior notes due 2011 and 2017	(16,569)	-
Payment of deferred financing costs	(19,793)	(10,139)
Change in restricted cash and escrowed funds and book overdrafts	(8,021)	6,750
Proceeds from issuance of Series A preferred stock, net of $5,544 of issuance costs	44,456	-
Payment for equity call hedge related to the issuance of Series A preferred stock	(17,556)	-
Dividends paid to preferred shareholders	(4,107)	-
Sale of common stock, net	-	329,917
Purchase of treasury stock	(711)	(129)
Contributions from redeemable noncontrolling interest	181,909	-
Contributions from noncontrolling interests	2,499	18,111
Distributions to noncontrolling interests	(10,526)	(4,243)

Net cash provided by financing activities	449,558	406,240

Net decrease in cash and equivalents	(64,677)	(74,889)

Cash and equivalents at beginning of period	251,405	267,305

Cash and equivalents at end of period	$186,728	$192,416

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
Supplemental Non-Cash Disclosures:
The table below represents the effect of the following non-cash transactions:

	Six Months Ended July 31,
	2010	2009

	(in thousands)
Operating Activities
Increase in land held for development or sale (8)(10)(11)	$(10,182)	$(40,623)
Decrease (increase) in notes and accounts receivable (1)(3)(4)(5)(6)	17,981	(686)
Decrease in other assets (1)(3)(4)(5)(8)	71,595	1,241
Increase in restricted cash and escrowed funds (3)(4)(5)(8)	(1,106)	(70)
(Decrease) increase in accounts payable and accrued expenses (1)(3)(4)(5)(8)(11)	(110,145)	19,361

Total effect on operating activities	$(31,857)	$(20,777)

Investing Activities
Decrease in projects under construction and development (5)(10)(11)(12)	$21,494	$1,127
Decrease (increase) in completed rental properties (3)(4)(5)(10)(11)	522,905	(1,979)
Non-cash proceeds from disposition of properties (1)	37,643	20,853
Decrease in investments in and advances to affiliates (2)(3)(4)(5)(8)	108,986	12,789

Total effect on investing activities	$691,028	$32,790

Financing Activities
Decrease in nonrecourse mortgage debt (1)(2)(3)(4)(5)	$(654,188)	$(22,010)
Decrease in senior and subordinated debt (7)	(167,658)	-
Increase in preferred stock(7)	170,000	-
Increase in additional paid-in capital (7)(9)(12)	2,243	8,380
Increase in reedemable noncontrolling interest (2)	40,000	-
(Decrease) increase in noncontrolling interest (4)(5)(6)(8)(9)	(49,568)	1,617

Total effect on financing activities	$(659,171)	$(12,013)

(1)
Disposition of 101 San Fernando, an apartment community in the Residential Group, during the six months ended July 31, 2010 and Grand Avenue, a specialty retail center in the Commercial Group, during the six months ended July 31, 2009, including assumption of nonrecourse mortgage debt by each of the respective buyers.

(2)
Conversion of loans into investments in and advances to affiliates and redeemable noncontrolling interest in accordance with the amended operating agreement of Nets Sports and Entertainment, LLC, concurrent with the Company’s closing on the purchase agreement with entities controlled by Mikhail Prokhorov during the six months ended July 31, 2010.

(3)
Disposition of partial interests in the Company’s mixed-use University Park project in Cambridge, Massachusetts during the six months ended July 31, 2010 and change to equity method of accounting from full consolidation for the remaining ownership interest.

(4)
Disposition of partial interests in The Grand, Lenox Club and Lenox Park apartment communities in the Residential Group during the six months ended July 31, 2010 and change to equity method of accounting from full consolidation for the remaining ownership interest.

(5)
Change in consolidation method of accounting for various entities in the Residential Group and Commercial Group during the six months ended July 31, 2010, due to the adoption of accounting guidance for the consolidation of variable interest entities.

(6)	Receipt of a note receivable as a contribution from a noncontrolling interest during the six months ended July 31, 2010.

(7)
Exchange of the Company’s senior notes due 2011, 2015 and 2017 for a new issue of 7.0% Series A Cumulative Perpetual Convertible Preferred Stock during the six months ended July 31, 2010 (see Note Q – Capital Stock).

(8)
Change to full consolidation method of accounting from equity method due to the occurrence of a triggering event for Gladden Farms II in the Land Development Group during the six months ended July 31, 2009.

(9)	Acquisition of partner’s noncontrolling interest in Gladden Farms in the Land Development Group during the six months ended July 31, 2009.

(10)	Commercial Group and Residential Group outlots reclassified prior to sale from projects under construction and development or completed rental properties to land held for sale.

(11)	Increase or decrease in construction payables included in accounts payable and accrued expenses.

(12)	Capitalization of stock-based compensation granted to employees directly involved with the acquisition, development and construction of real estate.
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
Principles of Consolidation
In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance for consolidation of variable interest entities (“VIEs”) to require an ongoing reassessment of determining whether a variable interest gives a company a controlling financial interest in a VIE. The guidance eliminates the quantitative approach to evaluating VIEs for consolidation. The guidance identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, this standard requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed. This standard requires continuous reassessment of primary beneficiary status rather than event-driven assessments and incorporates expanded disclosure requirements. This guidance was adopted by the Company on February 1, 2010, and is being applied prospectively.
As a result of the adoption of this new consolidation accounting guidance, the Company concluded that it was deemed to be the primary beneficiary since the Company has: (a) the power to direct the matters that most significantly affect the activities of the VIE, including the development and management of the project; (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and therefore consolidated, one previously unconsolidated entity in the Commercial Group. The Company also concluded that it was no longer the primary beneficiary of a total of nine entities (2 in the Commercial Group and 7 in the Residential Group) and, therefore, deconsolidated a total of nine previously consolidated entities. The 7 Residential Group entities are all operated and managed under Housing Assistance Payments Contracts (“HAP Contracts”), administered by the U.S. Department of Housing and Urban Development (“HUD”). These HAP Contracts restrict the Company’s ability to make decisions as HUD holds significant control over all aspects of the Affordable Housing Program. HUD establishes the market rents and absorbs losses by providing the majority of the cash flows via rent subsidies. Furthermore, the HAP Contracts restrict the Company from selling, transferring or encumbering their interests without prior approval from HUD. Cash distributions are also limited. Based on these limitations, it was determined the Company does not have: (a) the power to direct the matters that most significantly affect the activities of the VIE; and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and therefore is not the primary beneficiary of these 7 Residential Group entities.
The initial consolidation and deconsolidation of these entities, as a result of the new accounting guidance on February 1, 2010, resulted in the following increases (decreases) to the following line items included in the January 31, 2010 balance sheet:

	Consolidated	Deconsolidated	Net Change
	(in thousands)
Assets
Real estate, net	$251,083	$(227,056)	$24,027
Cash and equivalents	1,593	(1,943)	(350)
Restricted cash and escrowed funds	23,131	(13,976)	9,155
Notes and accounts receivable, net	40	(5,689)	(5,649)
Investments in and advances to affiliates	(91,863)	73,965	(17,898)
Other assets	15,638	(68,501)	(52,863)

Total assets	$199,622	$(243,200)	$(43,578)

Liabilities
Mortgage debt and notes payable, nonrecourse	$107,593	$(121,071)	$(13,478)
Accounts payable and accrued expenses	139,409	(95,475)	43,934

Total liabilities	247,002	(216,546)	30,456

Equity
Noncontrolling interest	(47,380)	(26,654)	(74,034)

Total liabilities and equity	$199,622	$(243,200)	$(43,578)

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
Restricted Cash and Escrowed Funds
Restricted cash and escrowed funds represent legally restricted amounts with financial institutions for debt service payments, taxes and insurance, collateral, security deposits, capital replacement, improvement and operating reserves, bond funds, development escrows and construction escrows.
Military Housing Fee Revenues
Development fees related to the Company’s military housing projects are earned based on a contractual percentage of the actual development costs incurred. The Company also recognizes additional development incentive fees based upon successful completion of certain criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements. Development and development incentive fees of $1,741,000 and $3,497,000 were recognized during the three and six months ended July 31, 2010, respectively, and $3,731,000 and $6,599,000 during the three and six months ended July 31, 2009, respectively, which were recorded in revenues from real estate operations.
Construction management fees are earned based on a contractual percentage of the actual construction costs incurred. The Company also recognizes certain construction incentive fees based upon successful completion of certain criteria as set forth in the construction contracts. Construction and incentive fees of $1,562,000 and $3,210,000 were recognized during the three and six months ended July 31, 2010, respectively, and $2,804,000 and $5,654,000 during the three and six months ended July 31, 2009, respectively, which were recorded in revenues from real estate operations.
Property management and asset management fees are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, that is generated by the military housing privatization projects as defined in the agreements. The Company also recognizes property management incentive fees based upon successful completion of certain criteria as set forth in the property management agreements. Property management, management incentive and asset management fees of $3,990,000 and $7,991,000 were recognized during the three and six months ended July 31, 2010, respectively, and $3,791,000 and $7,833,000 during the three and six months ended July 31, 2009, respectively, which were recorded in revenues from real estate operations.
Historic and New Market Tax Credit Entities
The Company has certain investments in properties that have received, or the Company believes are entitled to receive, historic preservation tax credits on qualifying expenditures under Internal Revenue Code (“IRC”) section 47 and new market tax credits on qualifying investments in designated community development entities (“CDEs”) under IRC section 45D, as well as various state credit programs including participation in the New York State Brownfield Tax Credit Program which entitles the members to tax credits based on qualified expenditures at the time those qualified expenditures are placed in service. The Company typically enters into these investments with sophisticated financial investors. In exchange for the financial investors’ initial contribution into the investment, the financial investor is entitled to substantially all of the benefits derived from the tax credit, but generally has no material interest in the underlying economics of the property. Typically, these arrangements have put/call provisions (which range up to 7 years) whereby the Company may be obligated (or entitled) to repurchase the financial investors’ interest. The Company has consolidated each of these entities in its consolidated financial statements, and has reflected these investor contributions as accounts payable and accrued expenses.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A.   Accounting Policies (continued)
The Company guarantees the financial investor that in the event of a subsequent recapture by a taxing authority due to the Company’s noncompliance with applicable tax credit guidelines it will indemnify the financial investor for any recaptured tax credits. The Company initially records a liability for the cash received from the financial investor. The Company generally records income upon completion and certification of the qualifying development expenditures for historic tax credits and upon certification of the qualifying investments in designated CDEs for new market tax credits resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 7 years. Income related to the sale of tax credits of $12,473,000 and $14,925,000 was recognized during the three and six months ended July 31, 2010, respectively, and $2,225,000 and $5,380,000, during the three and six months ended July 31, 2009, respectively, which was recorded in interest and other income.
Termination Benefits
During the three and six months ended July 31, 2010 and the three months ended April 30, 2009, the Company’s workforce was reduced. The Company provided outplacement services to terminated employees and severance payments based on years of service and other defined criteria. Termination benefits expense (outplacement and severance) are included in operating expenses and reported in the Corporate Activities segment.
The activity in the accrued severance balance for termination costs is as follows:

	2010	2009
	(in thousands)

Accrued severance balance at February 1	$3,361	$3,360

Termination benefits expense	1,175	8,720
Payments	(859)	(3,122)

Accrued severance balance at April 30	3,677	8,958

Termination benefits expense	2,200	-
Payments	(1,557)	(2,937)

Accrued severance balance at July 31	$4,320	$6,021

Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”).

	July 31, 2010	January 31, 2010
	(in thousands)

Unrealized losses on securities	$430	$456
Unrealized losses on foreign currency translation	1,686	1,467
Unrealized losses on interest rate contracts (1)	180,122	141,764

	182,238	143,687
Noncontrolling interest and income tax benefit	(71,385)	(56,421)

Accumulated Other Comprehensive Loss	$110,853	$87,266

(1)
Included in the amounts of unrealized losses on interest rate contracts at July 31 and January 31, 2010 are $121,985 and $89,637, respectively, of unrealized losses on an interest rate swap associated with the New York Times, an office building in Manhattan, New York, on its nonrecourse mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all-in lender interest rate of 6.40% (5.50% swap rate plus 0.90% lender spread) for ten years. Approximately $32,985 is expected to be reclassified from accumulated OCI to interest expense within the next twelve months.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A.	Accounting Policies (continued)
Fair Value of Financial Instruments
The carrying amount of the Company’s notes and accounts receivable and accounts payable and accrued expenses approximates fair value based upon the short-term nature of the instruments. The Company estimates the fair value of its debt instruments by discounting future cash payments at interest rates that the Company believes approximate the current market. The estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates, recent financing transactions and other factors. Based on these inputs, the estimated fair value of the Company’s nonrecourse mortgage debt and notes payable, bank revolving credit facility and senior and subordinated debt is as follows:

	July 31, 2010		January 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)		(in thousands)

Fixed	$4,755,282	$4,855,402	$5,215,656	$4,978,454
Variable	3,510,899	3,584,059	3,564,157	3,501,698

Total	$8,266,181	$8,439,461	$8,779,813	$8,480,152

See Note H for fair values of other financial instruments.
Derivative Instruments and Hedging Activities
The Company records its derivatives at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate the derivative in a hedging relationship and it meets the requirement to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
Variable Interest Entities
The Company’s VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, hotels, land development and The Nets, a member of the National Basketball Association (“NBA”) in which the Company accounts for its investment on the equity method of accounting. As of July 31, 2010, the Company determined that it was the primary beneficiary of 35 VIEs representing 23 properties (19 VIEs representing 9 properties in the Residential Group, 14 VIEs representing 12 properties in the Commercial Group and 2 VIEs/properties in the Land Development Group). The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of July 31, 2010, the Company held variable interests in 62 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of its involvement with these unconsolidated VIEs is limited to the Company’s investments in those VIEs totaling approximately $98,000,000 at July 31, 2010.
In addition to the VIEs described above, the Company has also determined that it is the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (refer to Note E – Senior and Subordinated Debt) as of July 31, 2010.
Noncontrolling Interest
Interests held by outside partners in real estate partnerships consolidated by the Company are reflected in noncontrolling interest, which represents the noncontrolling partners’ share of the underlying net assets of the Company’s consolidated subsidiaries. Noncontrolling interest that is not redeemable is reported in the equity section of the Consolidated Balance Sheets.
Noncontrolling interests where the Company may be required to repurchase a portion of the noncontrolling interest under a put option or other contractual redemption requirement are reported in the mezzanine section of the Consolidated Balance Sheets between liabilities and equity, as redeemable noncontrolling interest.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A.	Accounting Policies (continued)
New Accounting Guidance
In addition to the new accounting guidance for consolidation of VIEs discussed previously in Note A, the following accounting pronouncement was adopted during the six months ended July 31, 2010:
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
Following is a reconciliation of members’ and partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	July 31, 2010	January 31, 2010
	(in thousands)

Members’ and partners’ equity, as below	$528,024	$557,456
Equity of other members and partners	474,442	513,708

Company’s investment in partnerships	53,582	43,748

Basis differences (1)	52,022	21,498
Advances to and on behalf of other affiliates	54,971	200,097

Total Investments in and Advances to Affiliates	$160,575	$265,343

(1)
This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the equity method venture level, which is typically amortized over the life of the related assets and liabilities. Basis differences occur from certain acquisition, transaction and other costs, as well as other-than-temporary impairments that are not reflected in the net assets at the equity method venture level.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B.	Investments in and Advances to Affiliates (continued)
Summarized financial information for the equity method investments, including those shown separately later in this Note B, is as follows:

	(Combined 100%)
	July 31, 2010	January 31, 2010
	(in thousands)

Balance Sheet:
Real Estate
Completed rental properties	$5,392,962	$4,373,423
Projects under construction and development	287,397	771,521
Land held for development or sale	268,729	271,129

Total Real Estate	5,949,088	5,416,073

Less accumulated depreciation	(891,462)	(721,908)

Real Estate, net	5,057,626	4,694,165

Restricted cash - military housing bond funds	381,462	481,615
Other restricted cash and escrowed funds	209,346	222,752
Other assets	703,685	501,169

Total Assets	$6,352,119	$5,899,701

Mortgage debt and notes payable, nonrecourse	$5,326,806	$4,721,705
Other liabilities	497,289	620,540
Members’ and partners’ equity	528,024	557,456

Total Liabilities and Members’ and Partners’ Equity	$6,352,119	$5,899,701

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B.	Investments in and Advances to Affiliates (continued)

	(Combined 100%)		(Combined 100%)
	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Operations:
Revenues	$220,785	$224,192	$456,078	$448,693
Operating expenses	(123,520)	(150,847)	(265,457)	(298,064)
Interest expense including early extinguishment of debt	(68,283)	(52,502)	(131,100)	(108,370)
Impairment of real estate (1)	(3,482)	-	(4,939)	-
Depreciation and amortization	(44,110)	(38,720)	(81,803)	(83,141)
Interest and other income	4,873	3,377	7,336	8,503

Loss from continuing operations	(13,737)	(14,500)	(19,885)	(32,379)

Discontinued operations:
Operating earnings from rental properties	288	324	110	460

Net loss (pre-tax)	$(13,449)	$(14,176)	$(19,775)	$(31,919)

Company’s portion of net earnings (loss) (pre-tax)	347	(5,535)	(4,669)	(11,841)
Impairment of investment in unconsolidated entities (1)	(465)	(11,903)	(12,621)	(21,463)
Loss on disposition of equity method investments, net (2)	(878)	-	(830)	-

Net loss (pre-tax) from unconsolidated entities	$(996)	$(17,438)	$(18,120)	$(33,304)

(1)	The following table shows the detail of the impairment noted above:

		Three Months Ended July 31,		Six Months Ended July 31,
		2010	2009	2010	2009
		(in thousands)		(in thousands)

Impairment of real estate:
Mixed-Use Land Development:
Mercy Campus at Central Station	(Chicago, Illinois)	$3,482	$-	$3,482	$-
Old Stone Crossing at Caldwell Creek	(Charlotte, North Carolina)	-	-	1,457	-

Total impairment of real estate		$3,482	$-	$4,939	$-

Company’s portion of impairment of real estate		$1,817	$-	$2,560	$-

Impairment of investments in unconsolidated entities:
Office Buildings:
818 Mission Street	(San Francisco, California)	$-	$-	$4,018	$-
Bulletin Building	(San Francisco, California)	-	-	3,543	-
Specialty Retail Centers:
Metreon	(San Francisco, California)	-	-	4,595	-
Southgate Mall	(Yuma, Arizona)	-	1,611	-	1,611
Apartment Communities:
Millender Center	(Detroit, Michigan)	-	2,818	-	7,070
Uptown Apartments	(Oakland, California)	-	6,781	-	6,781
Metropolitan Lofts	(Los Angeles, California)	-	-	-	1,039
Residences at University Park	(Cambridge, Massachusetts)	-	-	-	855
Fenimore Court	(Detroit, Michigan)	-	693	-	693
Classic Residence by Hyatt (Supported-Living Apartments)	(Yonkers, New York)	-	-	-	3,152
Old Stone Crossing at Caldwell Creek (Mixed-Use Land Development)	(Charlotte, North Carolina)	-	-	-	122

Other		465	-	465	140

Total impairment of investments in unconsolidated entities		$465	$11,903	$12,621	$21,463

Total impairment of unconsolidated entities		$2,282	$11,903	$15,181	$21,463

(2)
Upon disposition, investments accounted for on the equity method are not classified as discontinued operations; therefore, gains or losses on the disposition of equity method properties are reported in continuing operations. The following table shows the detail of the gain (loss) on the disposition of unconsolidated entities:

		Three Months Ended July 31,		Six Months Ended July 31,
		2010	2009	2010	2009
		(in thousands)		(in thousands)

Gain (loss) on disposition of equity method investments:
Specialty Retail Centers:
Coachella Plaza	(Coachella, California)	$104	$-	$104	$-
Southgate Mall	(Yuma, Arizona)	64	-	64	-
El Centro Mall	(El Centro, California)	-	-	48	-
Metreon	(San Francisco, California)	(1,046)	-	(1,046)	-

Loss on disposition of equity method investments, net		$(878)	$-	$(830)	$-

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B.	Investments in and Advances to Affiliates (continued)
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
For the three and six months ended July 31, 2009, NSE was accounted for as an equity method investment and was deemed a significant investee. Summarized statements of operations information for NSE is as follows:

	Three Months Ended	Six Months Ended
	July 31, 2009	July 31, 2009
	(in thousands)	(in thousands)

Operations:
Revenues	$10,197	$48,645
Operating expenses	(16,104)	(60,489)
Interest expense	(4,830)	(7,676)
Depreciation and amortization	(2,991)	(19,791)

Net loss (pre-tax)	$(13,728)	$(39,311)

Company’s portion of net loss (pre-tax)	$(8,955)	$(19,856)

C.	Mortgage Debt and Notes Payable, Nonrecourse
As of July 31, 2010, the composition of mortgage debt maturities including scheduled amortization and balloon payments is as follows:

			Scheduled
	Total	Scheduled	Balloon
Fiscal Years Ending January 31,	Maturities	Amortization	Payments
	(in thousands)

2011	$520,827	$36,710	$484,117
2012	1,041,897	$64,578	$977,319
2013	1,474,120	$53,096	$1,421,024
2014	984,166	$43,435	$940,731
2015	496,915	$31,193	$465,722
Thereafter	2,752,943

Total	$7,270,868

Subsequent to July 31, 2010, the Company addressed approximately $286,068,000 of nonrecourse debt scheduled to mature during the year ending January 31, 2011 through closed transactions, commitments and/or automatic extensions. The Company also has extension options available on $16,997,000 of nonrecourse debt scheduled to mature during the year ending January 31, 2011, all of which require some predefined condition in order to qualify for the extension, such as meeting or exceeding leasing hurdles, loan to value ratios or debt service coverage requirements. The Company cannot give assurance that the defined hurdles or milestones will be achieved to qualify for these extensions.
The Company is in current negotiations to refinance and/or extend the remaining $181,052,000 of nonrecourse debt scheduled to mature during the year ending January 31, 2011. In the event that an agreement is not reached with a lender to refinance or extend any maturing debt, the encumbered assets could be turned over to the lender in lieu of satisfying the maturing balloon payment.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
D. Bank Revolving Credit Facility
On January 29, 2010, the Company and its 15-member bank group entered into a Second Amended and Restated Credit Agreement and a Second Amended and Restated Guaranty of Payment of Debt (collectively the “Credit Agreement”). The Credit Agreement, which matures on February 1, 2012, provides for total borrowings of $500,000,000, subject to permanent reduction as the Company receives net proceeds from specified external capital raising events in excess of $250,000,000 (see below). The Credit Agreement bears interest at either a LIBOR-based rate or a Base Rate Option. The LIBOR Rate Option is the greater of 5.75% or 3.75% over LIBOR and the Base Rate Option is the greater of the LIBOR Rate Option, 1.5% over the Prime Rate or 0.5% over the Federal Funds Effective Rate. Up to 20% of the available borrowings may be used for letters of credit or surety bonds. Additionally, the Credit Agreement requires a specified amount of available borrowings to be reserved for the retirement of indebtedness. The Credit Agreement has a number of restrictive covenants including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that it may incur, restrictions on the pledging of ownership interests in subsidiaries, limitations on the use of cash sources and a prohibition on common stock dividends through the maturity date. The Credit Agreement also contains certain financial covenants, including maintenance of minimum liquidity, debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as defined in the Credit Agreement). At July 31, 2010, the Company was in compliance with all of these financial covenants.
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
On August 24, 2010, the Company entered into a second amendment to the Credit Agreement that sets forth the terms and conditions under which the Company may in the future issue additional preferred equity with and without the prior consent of the administrative agent, but, in either case, without a further specific amendment to the Credit Agreement. These terms and conditions include, among others, that a majority of the proceeds from the additional preferred equity shall be used to retire outstanding senior notes and that any dividends payable with respect to the additional preferred equity shall not exceed the aggregate debt service on the senior notes retired plus $3,000,000 annually.
The available credit on the bank revolving credit facility was as follows:

	July 31, 2010		January 31, 2010
	(in thousands)

Maximum borrowings	$497,028	(1)	$500,000
Less outstanding balances and reserves:
Borrowings	112,472		83,516
Letters of credit	85,023		90,939
Surety bonds	-		-
Reserve for retirement of indebtedness	46,891		105,067

Available credit	$252,642		$220,478

(1)	Effective August 5, 2010, maximum borrowings were further reduced to $481,704.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E. Senior and Subordinated Debt
The Company’s Senior and Subordinated Debt is comprised of the following:

	July 31, 2010	January 31, 2010
	(in thousands)

Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011, net of discount	$44,801	$98,944
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	198,643	198,480
7.625% Senior Notes due 2015	178,253	300,000
5.000% Convertible Senior Notes due 2016	200,000	200,000
6.500% Senior Notes due 2017	132,144	150,000
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	853,841	1,047,424

Subordinated Debt:
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Senior and Subordinated Debt	$882,841	$1,076,424

On June 7, 2010 and June 22, 2010, the Company purchased on the open market $12,030,000 in principal amount of its 6.500% senior notes due 2017 and $7,000,000 in principal amount of its 3.625% puttable equity-linked senior notes due 2011, respectively. These purchases resulted in a gain, net of associated deferred financing costs of $1,896,000 during the three months ended July 31, 2010, which is recorded as early extinguishment of debt.
On March 4, 2010, the Company entered into separate, privately negotiated exchange agreements with certain holders of three separate series of the Company’s senior notes due 2011, 2015 and 2017. Under the terms of the agreements, these holders agreed to exchange their notes for a new issue of Series A preferred stock. Amounts exchanged in each series are as follows: $51,176,000 of 3.625% puttable equity-linked senior notes due 2011, $121,747,000 of 7.625% senior notes due 2015 and $5,826,000 of 6.500% senior notes due 2017, which were exchanged for $50,664,000, $114,442,000 and $4,894,000 of Series A preferred stock, respectively. This exchange resulted in a gain, net of associated deferred financing costs of $6,297,000 during the six months ended July 31, 2010, which is recorded as early extinguishment of debt. (See Note Q – Capital Stock).
Puttable Equity-Linked Senior Notes due 2011
On October 10, 2006, the Company issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 (“2011 Notes”) in a private placement. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15. During the year ended January 31, 2009, the Company purchased on the open market $15,000,000 in principal amount of its 2011 Notes. On October 7, 2009, the Company entered into privately negotiated exchange agreements with certain holders of the 2011 Notes to exchange $167,433,000 of aggregate principal amount of their 2011 Notes for a new issue of 3.625% puttable equity-linked senior notes due October 2014. As discussed above, on June 22, 2010, the Company purchased on the open market $7,000,000 in principal amount of its 2011 Notes. Also discussed above, on March 4, 2010, the Company retired $51,176,000 of 2011 Notes in exchange for Series A preferred stock. There was $46,891,000 ($44,801,000, net of discount) and $105,067,000 ($98,944,000, net of discount) of principal outstanding at July 31, 2010 and January 31, 2010, respectively.
Holders may put their notes to the Company at their option on any day prior to the close of business on the scheduled trading day immediately preceding July 15, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the put value rate (as defined) on each such day; (2) during any fiscal quarter, if the last reported sale price of the Company’s Class A common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the applicable put value price in effect on the last trading day of the immediately preceding fiscal quarter; or (3) upon the occurrence of specified corporate events as set forth in the applicable indenture. On and after July 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may put their notes to the Company at any time, regardless of the foregoing circumstances. In addition, upon a designated event, as defined, holders may require the Company to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, as set forth in the applicable indenture. At July 31, 2010, none of the aforementioned circumstances have been met.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E. Senior and Subordinated Debt (continued)
If a note is put to the Company, a holder would receive (i) cash equal to the lesser of the principal amount of the note or the put value and (ii) to the extent the put value exceeds the principal amount of the note, shares of the Company’s Class A common stock, cash, or a combination of Class A common stock and cash, at the Company’s option. The initial put value rate was 15.0631 shares of Class A common stock per $1,000 principal amount of notes (equivalent to a put value price of $66.39 per share of Class A common stock). The put value rate will be subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change,” as defined in the applicable indenture, occurs prior to the maturity date, the Company will in some cases increase the put value rate for a holder that elects to put their notes.
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
The 2011 Notes are the Company’s only senior notes that qualify as convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. The carrying amounts of the Company’s debt and equity balances related to the 2011 Notes are as follows:

	July 31, 2010	January 31, 2010
	(in thousands)

Carrying amount of equity component	$7,484	$16,769

Outstanding principal amount of the puttable equity-linked senior notes	46,891	105,067
Unamortized discount	(2,090)	(6,123)

Net carrying amount of the puttable equity-linked senior notes	$44,801	$98,944

The unamortized discount will be amortized as additional interest expense through October 15, 2011. The effective interest rate for the liability component of the puttable equity-linked senior notes was 7.51% for both the three and six months ended July 31, 2010 and 2009. The Company recorded non-cash interest expense of $358,000 and $852,000 for the three and six months ended July 31, 2010, respectively, and $2,174,000 and $4,315,000 for the three and six months ended July 31, 2009, respectively. The Company recorded contractual interest expense of $462,000 and $1,151,000 for the three and six months ended July 31, 2010, respectively, and $2,469,000 and $4,939,000 for the three and six months ended July 31, 2009, respectively.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E. Senior and Subordinated Debt (continued)
Senior Notes due 2015
On May 19, 2003, the Company issued $300,000,000 of 7.625% senior notes due June 1, 2015 (“2015 Notes”) in a public offering. Accrued interest is payable semi-annually on December 1 and June 1. These senior notes may be redeemed by the Company, in whole or in part, at any time on or after June 1, 2008 at an initial redemption price of 103.813% that is systematically reduced to 100% through June 1, 2011. As of June 1, 2010, the redemption price was reduced to 101.271%. As discussed above, on March 4, 2010, the Company retired $121,747,000 of 2015 Notes in exchange for Series A preferred stock.
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
Senior Notes due 2017
On January 25, 2005, the Company issued $150,000,000 of 6.500% senior notes due February 1, 2017 (“2017 Notes”) in a public offering. Accrued interest is payable semi-annually on February 1 and August 1. These senior notes may be redeemed by the Company, in whole or in part, at any time on or after February 1, 2010 at a redemption price of 103.250% beginning February 1, 2010 and systematically reduced to 100% through February 1, 2013. As discussed above, on June 7, 2010, the Company purchased on the open market $12,030,000 in principal of its 2017 Notes. Also discussed above, on March 4, 2010, the Company retired $5,826,000 of 2017 Notes in exchange for Series A preferred stock.
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
Subordinated Debt
In May 2003, the Company purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. The bonds bear a fixed interest rate of 7.875%. The Company evaluated the transfer pursuant to the accounting guidance on accounting for transfers and servicing of financial assets and extinguishment of liabilities and has determined that the transfer does not qualify for sale accounting principally because the Company has guaranteed the payment of principal and interest in the event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, the Company is the primary beneficiary of this VIE and the book value (which approximated amortized costs) of the bonds was recorded as a collateralized borrowing reported as senior and subordinated debt and as held-to-maturity securities reported as other assets.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
F. Financing Arrangements
Collateralized Borrowings
On August 16, 2005, the Park Creek Metropolitan District (the “District”) issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially were to pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC, a consolidated subsidiary, entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC was entitled and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. The District withdrew $58,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures by June 2, 2008 and the Junior Subordinated Bonds became Converted Bonds. The Converted Bonds were acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and the Company simultaneously entered into a total rate of return swap (“TRS”) with a notional amount of $58,000,000. The Company receives a fixed rate of 8.5% and pays the Security Industry and Financial Markets Association (“SIFMA”) rate plus a spread on the TRS related to the Converted Bonds. The Company determined that the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control; therefore, the Converted Bonds have been recorded as a secured borrowing.
During the year ended January 31, 2009, a consolidated subsidiary of the Company purchased $10,000,000 of the Converted Bonds from one of the investment banks. Simultaneous with the purchase, a $10,000,000 TRS contract was terminated and the corresponding amount of the secured borrowing was removed from the Consolidated Balance Sheets. On April 16, 2009, an additional $5,000,000 of the Converted Bonds was purchased by another consolidated subsidiary, and a corresponding amount of a related TRS was terminated and the corresponding secured borrowing was removed from the Consolidated Balance Sheets. The fair value of the Converted Bonds recorded in other assets was $58,000,000 at both July 31 and January 31, 2010. The outstanding TRS contracts on the $43,000,000 of secured borrowings related to the Converted Bonds at both July 31 and January 31, 2010 were supported by collateral consisting primarily of certain notes receivable owned by the Company aggregating $33,055,000. The Company recorded net interest income of $503,000 and $1,025,000 related to the TRS for the three and six months ended July 31, 2010, respectively, and $478,000 and $1,320,000 for the three and six months ended July 31, 2009, respectively.
Other Financing Arrangements
A consolidated subsidiary of the Company has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $16,606,000 of this commitment as of July 31, 2010. In addition, in June 2009, the consolidated subsidiary committed to fund $10,000,000 to the City of Denver and certain of its entities to be used to fund additional infrastructure projects and has funded $1,922,000 of this commitment as of July 31, 2010.
G. Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned decreases in earnings and cash flows that may be caused by interest rate volatility. Derivative instruments that are used as part of the Company’s strategy include interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. The Company enters into interest rate swaps to convert certain floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions, or forward starting swaps to hedge the changes in benchmark interest rates on forecasted financings. Option products utilized include interest rate caps, floors, interest rate swaptions and Treasury options. The use of these option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt. The caps and floors have typical durations ranging from one to three years while the Treasury options are for periods of five to ten years. The Company also enters into interest rate swap agreements for hedging purposes for periods that are generally one to ten years. The Company does not have any Treasury options outstanding at July 31, 2010.

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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company recorded interest income of $3,000 and $1,000 for the three and six months ended July 31, 2010, respectively, and interest expense of $928,000 and $1,010,000 for the three and six months ended July 31, 2009, respectively, which represented total ineffectiveness of all fully consolidated cash flow hedges of which $-0- for both the three and six months ended July 31, 2010 and $928,000 for both the three and six months ended July 31, 2009 represented the amount of derivative losses reclassified into earnings from accumulated OCI as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter (missed forecasted transaction). As of July 31, 2010, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $28,658,000, net of tax. However, the actual amount reclassified could vary due to future changes in fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by the Company and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that the Company and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At July 31, 2010, the SIFMA rate is 0.28%. Additionally, the Company and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to the Company and/or the Joint Ventures. At July 31, 2010, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $279,755,000. The underlying TRS borrowings are subject to a fair value adjustment (refer to Note H – Fair Value Measurements).
Nondesignated Hedges of Interest Rate Risk
The Company has entered into derivative contracts that are intended to economically hedge certain of its interest rate risk, even though the contracts do not qualify for hedge accounting or the Company has elected not to apply hedge accounting. In situations in which hedge accounting is discontinued, or not elected, and the derivative remains outstanding, the Company records the derivative at its fair value and recognizes changes in the fair value in the Consolidated Statements of Operations.
The Company has entered into forward swaps to protect itself against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time the Company secures and locks an interest rate on an anticipated financing, it intends to simultaneously terminate the forward swap associated with that financing. At April 30, 2010, the Company had two forward swaps with an aggregate notional amount of $160,000,000, neither of which qualified for hedge accounting. The change in fair value of these swaps is marked to market through earnings on a quarterly basis. On May 3, 2010, the Company terminated one of these swaps with a notional amount of $107,000,000. As a result, at July 31, 2010, the Company has one remaining forward swap outstanding with a notional amount of $56,200,000. Related to these forward swaps, the Company recorded $4,417,000 and $4,725,000 for the three and six months ended July 31, 2010, respectively, as an increase to interest expense and $(6,489,000) and $(7,144,000) for the three and six months ended July 31, 2009, respectively, as a reduction of interest expense.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G. Derivative Instruments and Hedging Activities (continued)
The following tables present the fair values and location in the Consolidated Balance Sheet of all derivative instruments:

	Fair Value of Derivative Instruments
	July 31, 2010
			Liability Derivatives
	Asset Derivatives		(included in Accounts Payable
	(included in Other Assets)		and Accrued Expenses)
	Current		Current
	Notional	Fair Value	Notional	Fair Value
	(in thousands)

Derivatives Designated as Hedging Instruments
Interest rate caps	$476,100	$317	$-	$-
Interest rate swap agreements	-	-	1,085,000	131,741
TRS	-	-	209,620	17,508

Total derivatives designated as hedging instruments	$476,100	$317	$1,294,620	$149,249

Derivatives Not Designated as Hedging Instruments
Interest rate caps	$1,238,845	$44	$-	$-
Interest rate swap agreements	20,667	2,079	56,200	17,521
TRS	-	-	30,755	13,215

Total derivatives not designated as hedging instruments	$1,259,512	$2,123	$86,955	$30,736

	Fair Value of Derivative Instruments
	January 31, 2010
	(in thousands)

Derivatives Designated as Hedging Instruments
Interest rate caps and floors	$549,600	$1,738	$-	$-
Interest rate swap agreements	-	-	1,149,081	101,549
TRS	-	-	390,090	42,989

Total derivatives designated as hedging instruments	$549,600	$1,738	$1,539,171	$144,538

Derivatives Not Designated as Hedging Instruments
Interest rate caps and floors	$1,350,811	$33	$-	$-
Interest rate swap agreements	20,667	2,154	189,325	36,582
TRS	-	-	40,531	11,406

Total derivatives not designated as hedging instruments	$1,371,478	$2,187	$229,856	$47,988

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G. Derivative Instruments and Hedging Activities (continued)
The following tables present the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in loss of unconsolidated entities and interest expense in the Consolidated Statements of Operations:

	Gain (Loss) Reclassified from
	Accumulated OCI

	Gain (Loss)	Location on		Ineffectiveness
	Recognized	Consolidated		Recognized in
Derivatives Designated as	in OCI	Statements of		Interest Expense
Cash Flow Hedging Instruments	(Effective Portion)	Operations	Amount	on Derivatives
	(in thousands)

Three Months Ended July 31, 2010

Interest rate caps, interest rate swaps and Treasury options	$(40,966)	Interest expense	$(697)	$3
Treasury options	-	Equity in loss of unconsolidated entities	(20)	-

Total	$(40,966)		$(717)	$3

Six Months Ended July 31, 2010

Interest rate caps, interest rate swaps and Treasury options	$(40,114)	Interest expense	$(1,448)	$1
Treasury options	-	Equity in loss of unconsolidated entities	(38)	(2)

Total	$(40,114)		$(1,486)	$(1)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G. Derivative Instruments and Hedging Activities (continued)

	Gain (Loss) Reclassified from
	Accumulated OCI

	Gain (Loss)	Location on		Ineffectiveness
	Recognized	Consolidated		Recognized in
Derivatives Designated as	in OCI	Statements of		Interest Expense
Cash Flow Hedging Instruments	(Effective Portion)	Operations	Amount	on Derivatives
	(in thousands)

Three Months Ended July 31, 2009

Interest rate caps, interest rate swaps and Treasury options	$24,669	Interest expense	$(818)	$(691)
Treasury options	-	Equity in loss of unconsolidated entities	(41)	-

Total	$24,669		$(859)	$(691)

Six Months Ended July 31, 2009

Interest rate caps, interest rate swaps and Treasury options	$28,429	Interest expense	$(1,558)	$(773)
Treasury options	-	Equity in loss of unconsolidated entities	(82)	-

Total	$28,429		$(1,640)	$(773)

The following table presents the impact of gains and losses related to derivative instruments designated as fair value hedges included in interest expense:

Derivatives Designated as
Fair Value Hedging Instruments	Net Gain (Loss) Recognized(1)
	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(in thousands)

TRS	$3,573	$(966)	$5,872	$7,153
(1)
The net gain (loss) recognized in interest expense in the Consolidated Statements of Operations from the change in fair value of the underlying TRS borrowings was $(3,573) and $(5,872) for the three and six months ended July 31, 2010, respectively, and $966 and $(7,153) for the three and six months ended July 31, 2009, respectively, offsetting the gain recognized on the TRS (see Note H - Fair Value Measurements).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G. Derivative Instruments and Hedging Activities (continued)
The following table presents the impact of gains and losses related to derivative instruments not designated as hedging instruments included in interest expense:

Derivatives Not Designated as
Hedging Instruments	Net Gain (Loss) Recognized
	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(in thousands)

Interest rate caps, interest rate swaps and floors	$(4,526)	$6,436	$(5,302)	$6,422
TRS	(3,939)	(654)	(3,778)	(3,511)

Total	$(8,465)	$5,782	$(9,080)	$2,911

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
As of July 31, 2010, the aggregate fair value of all derivative instruments in a liability position, prior to the adjustment for nonperformance risk of $(18,505,000), is $198,490,000, for which the Company had posted collateral consisting primarily of cash and notes receivable of $97,460,000. If all credit risk contingent features underlying these agreements had been triggered on July 31, 2010, as discussed above, the Company would have been required to post collateral of the full amount of the liability position referred to above, or $198,490,000.
H. Fair Value Measurements
The Company’s financial assets and liabilities subject to fair value measurements are interest rate caps and swaptions, floors and swaptions, interest rate swap agreements (including forward swaps), TRS and borrowings subject to TRS (see Note G – Derivative Instruments and Hedging Activities). The Company’s real estate and unconsolidated entities are also subject to fair value measurements (see Note M – Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-off of Abandoned Development Projects and Gain on Early Extinguishment of Debt).

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
Measurement of Fair Value
The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. Although the Company has determined that the significant inputs used to value its hedging instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of July 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its hedging instruments’ positions and has determined that the credit valuation adjustments are significant to the overall valuation of one interest rate swap and is not significant to the overall valuation of all of its other hedging instruments. As a result, the Company has determined that one interest rate swap is classified in Level 3 of the fair value hierarchy and all other hedging instruments valuations are classified in Level 2 of the fair value hierarchy.
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
To determine the fair value of the underlying borrowings subject to TRS, the base price is initially used as the estimate of fair value. The Company adjusts the fair value based upon observable and unobservable measures such as the financial performance of the underlying collateral; interest rate risk spreads for similar transactions and loan to value ratios. In the absence of such evidence, management’s best estimate is used. At July 31, 2010, the notional amount of TRS borrowings subject to fair value adjustments are approximately $279,755,000. The Company compares estimates of fair value to those provided by the respective counterparties on a quarterly basis. The Company has determined its fair value estimate of borrowings subject to TRS is classified in Level 3 of the fair value hierarchy.
Items Measured at Fair Value on a Recurring Basis
The Company’s financial assets consist of interest rate caps and floors and interest rate swap agreements with a positive fair value and are included in other assets. The Company’s financial liabilities consist of interest rate swap agreements with a negative fair value and TRS with a negative fair value included in accounts payable and accrued expenses and borrowings subject to TRS included in mortgage debt and notes payable, nonrecourse. The Company also records the redeemable noncontrolling interest related to The Nets at fair value (refer to “The Nets” section of Note J). The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of July 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
H.    Fair Value Measurements (continued)

	Fair Value Measurements
	at July 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate caps	$-	$361	$-	$361
Interest rate swap agreements (positive fair value)	-	2,079	-	2,079
Interest rate swap agreements (negative fair value)	-	(27,277)	(121,985)	(149,262)
TRS (negative fair value)	-	-	(30,723)	(30,723)
Fair value adjustment to the borrowings subject to TRS	-	-	17,508	17,508
Redeemable noncontrolling interest	-	-	(221,647)	(221,647)

Total	$-	$(24,837)	$(356,847)	$(381,684)

The table below presents a reconciliation of all financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements
	Six Months Ended July 31, 2010
	(in thousands)
				Fair value
	Redeemable			adjustment
	Noncontrolling	Interest Rate	Net	to the borrowings	Total TRS
	Interest	Swaps	TRS	subject to TRS	Related	Total
Balance, February 1, 2010	$-	$(89,637)	$(54,395)	$42,989	$(11,406)	$(101,043)
Total realized and unrealized gains (losses):
Included in earnings	-	-	2,094	(5,872)	(3,778)	(3,778)
Included in other comprehensive income	-	(32,348)	-	-	-	(32,348)
Issuance of redeemable noncontrolling interest	(221,647)	-	-	-	-	(221,647)
Transfers out of Level 3 (1)	-	-	18,959	(16,990)	1,969	1,969
Settlement	-	-	2,619	(2,619)	-	-

Balance, July 31, 2010	$(221,647)	$(121,985)	$(30,723)	$17,508	$(13,215)	$(356,847)

(1)
Transfers out during the six months ended July 31, 2010 are related to the Company’s deconsolidation of certain entities as a result of a partial disposition of rental properties (see Note J – Net Gain on Disposition of Partial Interests in Rental Properties and Other Investment) and the Company’s adoption of new consolidation accounting guidance.

I.    Stock-Based Compensation
In June 2010, the shareholders approved an amendment to the Company’s 1994 Stock Plan (the “Plan”) to increase the aggregate maximum number of shares that may be issued under the Plan to 16,750,000 for all types of awards including 5,400,000 for restricted shares/units and performance shares.
During the six months ended July 31, 2010, the Company granted 430,939 stock options and 721,528 shares of restricted stock under the Plan. The stock options had a grant-date fair value of $9.99, which was computed using the Black-Scholes option-pricing model with the following assumptions: expected term of 5.5 years, expected volatility of 71.5%, risk-free interest rate of 2.8%, and expected dividend yield of 0%. The exercise price of the options is $15.89, which was the closing price of the underlying Class A common stock on the date of grant. The restricted stock had a grant-date fair value of $15.89 per share, which was the closing price of the Class A common stock on the date of grant.
At July 31, 2010, there was $6,870,000 of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.32 years, and there was $18,137,000 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 2.93 years.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
I.    Stock-Based Compensation (continued)
The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Stock option costs	$1,362	$2,174	$4,214	$4,618
Restricted stock costs	2,417	2,166	4,832	4,405

Total stock-based compensation costs	3,779	4,340	9,046	9,023
Less amount capitalized into qualifying real estate projects	(2,092)	(2,571)	(4,585)	(4,987)

Amount charged to operating expenses	1,687	1,769	4,461	4,036
Depreciation expense on capitalized stock-based compensation	150	104	301	208

Total stock-based compensation expense	$1,837	$1,873	$4,762	$4,244

Deferred income tax benefit	$633	$629	$1,641	$1,416

The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the six months ended July 31, 2010 and 2009 was $1,136,000 and $350,000, respectively.
In connection with the vesting of restricted stock during the six months ended July 31, 2010 and 2009, the Company repurchased into treasury 50,073 shares and 25,345 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $711,000 and $129,000, respectively.
J.    Net Gain on Disposition of Partial Interests in Rental Properties and Other Investment
The net gain on disposition of partial interests in rental properties and other investment is comprised of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009

University Park Joint Venture	$204,269	$-	$175,793	$-
The Nets	55,112	-	55,112	-
Bernstein Joint Venture	-	-	29,342	-

	$259,381	$-	$260,247	$-

University Park Joint Venture
On February 22, 2010, the Company formed a joint venture with an outside partner, HCN FCE Life Sciences, LLC, (“Buyer”) to acquire seven life science office buildings in the Company’s mixed-use University Park project in Cambridge, Massachusetts, formerly wholly-owned by the Company. The seven life science office buildings are:

Property

35 Landsdowne Street	202,000 square feet
40 Landsdowne Street	215,000 square feet
45/75 Sidney Street	277,000 square feet
65/80 Landsdowne Street	122,000 square feet
88 Sidney Street	145,000 square feet
Jackson Building	99,000 square feet
Richards Building	126,000 square feet

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
J.    Net Gain on Disposition of Partial Interests in Rental Properties and Other Investment (continued)
For its 49% share of the joint venture, the outside partner invested cash and the joint venture assumed approximately $320,000,000 of nonrecourse mortgage debt on the seven buildings. In exchange for the contributed ownership interest, the Company received net cash proceeds of $140,545,000, of which $135,117,000 was in the form of a loan from the joint venture, during the six months ended July 31, 2010.
During the first quarter of 2010, six of the seven properties had been contributed to the joint venture. Based on the form and timing of the proceeds received from the contribution of the first six properties, the transaction did not qualify for full gain recognition under accounting guidance related to real estate sales, resulting in a deferred gain of $188,410,000 recorded at April 30, 2010. Transaction costs of $28,476,000 related to the closing of the six properties did not qualify for deferral and were included as a loss on disposition of partial interests in rental properties and other investment for the three months ended April 30, 2010. Included in those transaction costs were $21,483,000 of participation payments made to the ground lessor of the six properties in accordance with the respective ground lease agreements.
During the second quarter of 2010, contribution of the seventh property closed and the cash received exceeded the threshold to allow for full gain recognition. As a result, the Company recognized the gain deferred at April 30, 2010 plus the net gain associated with the contribution of the seventh building which amounted to a gain on partial disposition in rental properties of $204,269,000 for the three months ended July 31, 2010. The gain recognized upon the contribution of the seventh building is net of additional transaction costs of $2,792,000 which includes $1,768,000 of participation payments made to the ground lessor of the seventh property in accordance with the ground lease agreement.
As a result of this transaction, the Company is accounting for the new joint venture and the seven properties as equity method investments since both partners have joint control of the new venture and the properties. The Company will serve as asset and property manager for the buildings.
The Nets
On May 12, 2010, the Company, through its consolidated subsidiary, NS&E, closed on a purchase agreement with entities controlled by Mikhail Prokhorov (“MP Entities”). Pursuant to the terms of the purchase agreement, the MP Entities invested $223,000,000 and made certain funding commitments (“Funding Commitments”) to acquire 80% of The Nets, 45% of Brooklyn Arena, LLC (“Arena”), the entity that through its subsidiaries is overseeing the construction of and has a long-term lease in the Barclays Center, and the right to purchase up to 20% of Atlantic Yards Development Company, LLC, which will develop non-arena real estate. In accordance with the Funding Commitments, the MP Entities will fund The Nets operating needs up to $60,000,000 including reimbursements to the Company for loans made to cover The Nets operating needs from March 1, 2010 to May 12, 2010 totaling $15,000,000.
The transaction resulted in a change of controlling ownership interest in The Nets and a pre-tax net gain recognized by the Company of $55,112,000 ($31,437,000 after noncontrolling interest). This net gain is comprised of the gain on the transfer of ownership interest to the new owner combined with the adjustment to fair value of the 20% retained noncontrolling interest.
In accordance with accounting guidance on real estate sales, the sale of 45% interest in Arena was not deemed a culmination of the earning process since no cash was withdrawn; therefore the transaction does not have an earnings impact.
The MP Entities have the right to put their Arena ownership interests to the Company during a four-month period following the ten-year anniversary of the completion of the Barclays Center for fair market value, as defined in the agreement. Due to the put option, the noncontrolling interest is redeemable and does not qualify as permanent equity. As a result, this redeemable noncontrolling interest is recorded in the mezzanine section of the Company’s consolidated balance sheet and will be reported at redemption value, which represents fair market value, on a recurring basis. At July 31, 2010, the estimated fair value, which is a Level 3 input, approximated the initial basis less net loss allocations.
NS&E has a similar right to put its noncontrolling interest in The Nets to the MP Entities at fair market value during the same time period as the MP Entities have their put right on Arena.
Bernstein Joint Venture
On February 19, 2010 the Company formed a new joint venture with the Bernstein Development Corporation to hold the Company’s previously held investment interests in three residential properties located within the Washington, D.C. metropolitan area. Both partners in the new joint venture have a 50% interest and joint control over the properties. These three properties totaling 1,340 rental units are:
•	The Grand, 549 units in North Bethesda, Maryland;
•	Lenox Club, 385 units in Arlington, Virginia; and
•	Lenox Park, 406 units in Silver Spring, Maryland.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
J.	Net Gain on Disposition of Partial Interests in Rental Properties and Other Investment (continued)
The Company received $28,922,000 in cash proceeds and the joint venture assumed $163,000,000 of the nonrecourse mortgage debt on the properties resulting in gains on disposition of partial interests in rental properties and other investment of $29,342,000 for the six months ended July 31, 2010. As a result of this transaction, the Company is accounting for the new joint venture and the three properties as equity method investments since both partners have joint control of the new venture and the properties. The Company continues to lease and manage the three properties on behalf of the joint venture.
K.	Income Taxes
Income tax expense (benefit) for the three months ended July 31, 2010 and 2009 was $63,813,000 and $(659,000), respectively. Income tax expense (benefit) for the six months ended July 31, 2010 and 2009 was $55,128,000 and $(23,087,000), respectively. The difference in the recorded income tax expense (benefit) versus the income tax expense (benefit) computed at the statutory federal income tax rate is primarily attributable to state income taxes, utilization of state net operating losses, additional general business credits, changes to the valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.
At January 31, 2010, the Company had a federal net operating loss carryforward for tax purposes of $228,061,000 (generated primarily from the impact on its net earnings of tax depreciation expense from real estate properties and excess deductions from stock-based compensation) that will expire in the years ending January 31, 2024 through January 31, 2030, a charitable contribution deduction carryforward of $41,733,000 that will expire in the years ending January 31, 2011 through January 31, 2015 ($10,608,000 expiring in the year ending January 31, 2011), General Business Credit carryovers of $17,514,000 that will expire in the years ending January 31, 2011 through January 31, 2030 ($45,000 expiring in the year ending January 31, 2011), and an alternative minimum tax (“AMT”) credit carryforward of $29,341,000 that is available until used to reduce federal tax to the AMT amount.
The Company’s policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating its future tax position. The Company has a full valuation allowance against the deferred tax asset associated with its charitable contributions. The Company has a valuation allowance against its general business credits, other than those general business credits which are eligible to be utilized to reduce future AMT liabilities. The Company has a valuation allowance against certain of its state net operating losses. These valuation allowances exist because management believes it is more likely than not that the Company will not realize these benefits.
The Company applies the “with-and-without” methodology for recognizing excess tax benefits from the deduction of stock-based compensation. The net operating loss available for the tax return, as is noted in the paragraph above, is greater than the net operating loss available for the tax provision due to excess deductions from stock-based compensation reported on the return, as well as the impact of adjustments to the net operating loss under accounting guidance for uncertainty in income taxes. As of January 31, 2010, the Company has not recorded a net deferred tax asset of approximately $17,447,000 from excess stock-based compensation deductions taken on the tax return for which a benefit has not yet been recognized in the Company’s tax provision.
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
As of July 31 and January 31, 2010, the Company had unrecognized tax benefits of $557,000 and $1,611,000, respectively. The decrease in the unrecognized tax benefit and the associated accrued interest payable for the six months ended July 31, 2010 primarily relates to the expiration of the statutes of limitation for certain jurisdictions. The Company recognizes estimated interest payable on underpayments of income taxes and estimated penalties as components of income tax expense. As of July 31 and January 31, 2010, the Company had approximately $116,000 and $525,000, respectively, of accrued interest and penalties related to uncertain income tax positions. The Company recorded income tax expense (benefit) relating to interest and penalties on uncertain tax positions of $(419,000) and $(409,000) for the three and six months ended July 31, 2010, respectively, and $92,000 and $124,000 for the three and six months ended July 31, 2009, respectively.
The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized as of July 31, 2010 and 2009, is $141,000 and $172,000, respectively. Based upon the Company’s assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will change from those recorded at July 31, 2010. Included in the $557,000 of unrecognized benefits noted above is $335,000 which, due to the reasons above, could decrease during the next twelve months.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
L.	Discontinued Operations
All revenues and expenses of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Operations for the three and six months ended July 31, 2010 and 2009. The Company considers assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing. There were no assets classified as held for sale at July 31 and January 31, 2010.
During the second quarter of 2010, the Company sold 101 San Fernando, an apartment community in San Jose, California, which generated a gain on disposition of a rental property of $6,204,000, before tax and noncontrolling interest ($1,099,000, net of tax and noncontrolling interest). The gain along with the operating results of the property through the date of sale is classified as discontinued operations for the three and six months ended July 31, 2010 and 2009.
During the third quarter of 2009, the Company sold Sterling Glen of Glen Cove and Sterling Glen of Great Neck, two supported-living apartment properties in New York. The operating results of the properties are classified as discontinued operations for the three and six months ended July 31, 2009.
During the first quarter of 2009, the Company sold Grand Avenue, a specialty retail center in Queens, New York, which generated a pre-tax gain on disposition of a rental property of $4,548,000 ($2,784,000, net of tax). The gain along with the operating results of the property through the date of sale is classified as discontinued operations for the six months ended July 31, 2009.
The following table lists rental properties included in discontinued operations:

				Three	Six	Three	Six
				Months	Months	Months	Months
		Square Feet/	Period	Ended	Ended	Ended	Ended
Property	Location	Number of Units	Disposed	7/31/2010	7/31/2010	7/31/2009	7/31/2009

Residential Group:
101 San Fernando	San Jose, California	323 units	Q2-2010	Yes	Yes	Yes	Yes
Sterling Glen of Glen Cove	Glen Cove, New York	80 units	Q3-2009	-	-	Yes	Yes
Sterling Glen of Great Neck	Great Neck, New York	142 units	Q3-2009	-	-	Yes	Yes

Commercial Group:
Grand Avenue	Queens, New York	100,000 square feet	Q1-2009	-	-	-	Yes
The operating results related to discontinued operations were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Revenues from real estate operations	$1,141	$3,038	$2,638	$6,862

Expenses
Operating expenses	879	895	1,696	2,037
Depreciation and amortization	267	962	669	2,017

	1,146	1,857	2,365	4,054

Interest expense	(11)	(816)	(124)	(1,935)
Amortization of mortgage procurement costs	(6)	(28)	(14)	(60)

Interest income	2	-	4	-
Gain on disposition of rental properties	6,204	-	6,204	4,548

Earnings before income taxes	6,184	337	6,343	5,361

Income tax expense (benefit)
Current	(183)	(18)	(234)	3,795
Deferred	1,070	146	1,179	(1,723)

	887	128	945	2,072

Earnings from discontinued operations	5,297	209	5,398	3,289

Noncontrolling interest, net of tax
Gain on disposition of rental properties	4,211	-	4,211	-
Operating earnings (loss) from rental properties	(1)	8	6	19

	4,210	8	4,217	19

Earnings from discontinued operations attributable to Forest City Enterprises, Inc	$1,087	$201	$1,181	$3,270

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
M.	Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Gain on Early Extinguishment of Debt
In order to arrive at the estimates of fair value of its real estate and unconsolidated entities, the Company uses varying assumptions that may include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, which are considered to be Level 3 inputs.
Impairment of Real Estate
The Company reviews its real estate portfolio, including land held for development or sale, for impairment whenever events or changes indicate that its carrying value of the long-lived assets may not be recoverable. In cases where the Company does not expect to recover its carrying costs, an impairment charge is recorded. Due to the economic downturn, the consolidation of the two anchor stores at the property and greater competition than originally anticipated in the surrounding area, occupancy levels and cash flow continued to decrease at Simi Valley Town Center, a regional mall located in Simi Valley, California. The Company had ongoing discussions with the mortgage lender regarding the performance of the property and that it will be unable to generate sufficient cash flow to cover the debt service of the nonrecourse mortgage note. The lender determined it wanted to exit the investment by selling the nonrecourse mortgage note. During the three months ended July 31, 2010 the lender began to actively market the mortgage note and the Company agreed to transfer the property to the purchaser of the nonrecourse mortgage upon a sale. Based on these events and the change in circumstances, the Company revised its intent and estimated asset holding period. As a result, at July 31, 2010, estimated future undiscounted cash flows were not sufficient to recover the carrying value and the asset was recorded at its estimated fair value, resulting in an impairment charge of $45,410,000. Upon the actual disposition of the asset, the Company will be relieved of any payment obligation under the nonrecourse mortgage and will recognize a gain for the excess of the carrying value of the mortgage over the fair value of the asset sold. The remaining impairment charge of $1,100,000 is related to two land development projects, Gladden Farms and Mill Creek, located in Marana, Arizona and York County, South Carolina, respectively.
During the three and six months ended July 31, 2009, the Company recorded an impairment of certain real estate assets of $1,451,000 and $2,575,000, respectively. These amounts include an impairment of real estate of $1,451,000 primarily related to two land development projects, Gladden Farms and Tangerine Crossing, located in Tucson, Arizona, and $1,124,000 related to the residential land sale and related development opportunity in Mamaroneck, New York, which occurred during the three months ended April 30, 2009. These impairments represent a write down to the estimated fair value, due to a change in events, such as a bona fide third-party purchase offer and/or consideration of current market conditions related to the estimated future cash flows.
Impairment of Unconsolidated Entities
The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate that its carrying value in the investments may be in excess of fair value. An equity method investment’s value is impaired if management’s estimate of its fair value is less than the carrying value and such difference is deemed to be other-than-temporary.
The following table summarizes the Company’s impairment of unconsolidated entities.

		Three Months Ended July 31,		Six Months Ended July 31,
		2010	2009	2010	2009
		(in thousands)		(in thousands)

Mixed-Use Land Development:
Mercy Campus at Central Station	(Chicago, Illinois)	$1,817	$-	$1,817	$-
Old Stone Crossing at Caldwell Creek	(Charlotte, North Carolina)	-	-	743	122
Office Buildings:
818 Mission Street	(San Francisco, California)	-	-	4,018	-
Bulletin Building	(San Francisco, California)	-	-	3,543	-
Specialty Retail Centers:
Metreon	(San Francisco, California)	-	-	4,595	-
Southgate Mall	(Yuma, Arizona)	-	1,611	-	1,611
Apartment Communities:
Millender Center	(Detroit, Michigan)	-	2,818	-	7,070
Uptown Apartments	(Oakland, California)	-	6,781	-	6,781
Metropolitan Lofts	(Los Angeles, California)	-	-	-	1,039
Residences at University Park	(Cambridge, Massachusetts)	-	-	-	855
Fenimore Court	(Detroit, Michigan)	-	693	-	693
Classic Residence by Hyatt (Supported-Living Apartments)	(Yonkers, New York)	-	-	-	3,152
Other		465	-	465	140

		$2,282	$11,903	$15,181	$21,463

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
M.	Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Gain on Early Extinguishment of Debt (continued)
Write-Off of Abandoned Development Projects
On a quarterly basis, the Company reviews each project under development to determine whether it is probable the project will be developed. If management determines that the project will not be developed, project costs are written off as an abandoned development project cost. The Company may abandon projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or due to third party challenges related to entitlements or public financing. The Company wrote off abandoned development projects of $37,000 for both the three and six months ended July 31, 2010 and $3,247,000 and $17,640,000 for the three and six months ended July 31, 2009, respectively, which were recorded in operating expenses.
In addition, an unconsolidated entity wrote off an abandoned development project during the three months ended July 31, 2010. The Company’s share of the write-off, which was recorded in equity in earnings (loss) of unconsolidated entities, was $2,557,000 for the three and six months ended July 31, 2010. The Company had no write-offs of abandoned development projects related to unconsolidated entities for both the three and six months ended July 31, 2009.
Gain on Early Extinguishment of Debt
For the three and six months ended July 31, 2010, the Company recorded $1,896,000 and $8,193,000, respectively, as gain on early extinguishment of debt. The amounts for 2010 include a gain on the early extinguishment of a portion of the 2011 and 2017 Notes and a gain related to the exchange of a portion of the 2011, 2015 and 2017 Notes for a new issue of Series A preferred stock (see Note E - Senior and Subordinated Debt). For both the three and six months ended July 31, 2009, the Company recorded $9,063,000 as gain on early extinguishment of debt. The amounts for 2009 primarily represent the gain on the early extinguishment of nonrecourse mortgage debt at Gladden Farms.
N.	Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The Class A Common Units, which are reflected as noncontrolling interests in the Company’s Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Class A Common Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with the put or conversion of the 2014 Notes, 2016 Notes and Series A preferred stock are included in the computation of diluted EPS using the if-converted method. The loss from continuing operations attributable to Forest City Enterprises, Inc. for the three and six months ended July 31, 2009 were allocated solely to holders of common stock as the participating security holders do not share in the losses.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
N.	Earnings Per Share (continued)
The reconciliation of the amounts used in the basic and diluted EPS computations is shown in the following table.

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009

Numerators (in thousands)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc.	$121,759	$(1,990)	$106,103	$(35,738)
Dividends on preferred stock	(4,107)	-	(4,107)	-
Undistributed earnings allocated to participating securities	(3,865)	-	(3,216)	-

Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Basic	113,787	(1,990)	98,780	(35,738)
Dividends on preferred stock	4,107	-	4,107	-
Undistributed earnings allocated to participating securities	3,865	-	3,216	-
Interest on convertible debt	2,640	-	5,280	-
Preferred distribution on Class A Common Units	585	-	1,171	-

Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Diluted	$124,984	$(1,990)	$112,554	$(35,738)

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$122,846	$(1,789)	$107,284	$(32,468)
Dividends on preferred stock	(4,107)	-	(4,107)	-
Undistributed earnings allocated to participating securities	(3,901)	-	(3,253)	-

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Basic	114,838	(1,789)	99,924	(32,468)
Dividends on preferred stock	4,107	-	4,107	-
Undistributed earnings allocated to participating securities	3,901	-	3,253	-
Interest on convertible debt	2,640	-	5,280	-
Preferred distribution on Class A Common Units	585	-	1,171	-

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Diluted	$126,071	$(1,789)	$113,735	$(32,468)

Denominators
Weighted average shares outstanding - Basic	155,456,575	144,547,045	155,405,179	124,074,311
Effect of stock options and restricted stock	442,299	-	468,164	-
Effect of convertible preferred stock	14,550,257	-	11,656,283	-
Effect of convertible debt	28,133,038	-	28,133,038	-
Effect of convertible Class A Common Units	3,646,755	-	3,646,755	-

Weighted average shares outstanding - Diluted (1)	202,228,924	144,547,045	199,309,419	124,074,311

Earnings Per Share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Basic	$ 0.73	(0.01)	0.64	(0.29)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Diluted	$ 0.62	(0.01)	0.56	(0.29)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Basic	$ 0.74	(0.01)	0.64	(0.26)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Diluted	$ 0.62	(0.01)	0.57	(0.26)
(1)	a)
Incremental shares from dilutive options, restricted stock and convertible securities aggregating 3,647,755 and 3,655,000 for the three and six months ended July 31, 2009, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive due to the loss from continuing operations.

b)
Weighted-average options and restricted stock of 5,097,359 and 4,675,375 for the three and six months ended July 31, 2010, respectively, and 5,147,039 and 4,796,384 for the three and six months ended July 31, 2009, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive.

c)
Weighted-average performance shares of 172,609 for the three and six months ended July 31, 2010 and 2009 were not included in the computation of diluted EPS because the performance criteria were not satisfied as of the end of the respective periods.

d)
The 2011 Notes can be put to the Company by the holders under certain circumstances (see Note E - Senior and Subordinated Debt). If the Company exercises its net share settlement option upon a put of the 2011 Notes by the holders, it will then issue shares of its Class A common stock. The effect of these shares was not included in the computation of diluted EPS for the three and six months ended July 31, 2010 and 2009 because the Company’s average stock price did not exceed the put value price of the 2011 Notes. These notes will be dilutive when the average stock price for the period exceeds $66.39. Additionally, the Company sold a warrant with an exercise price of $74.35, which has also been excluded from diluted EPS for the three and six months ended July 31, 2010 and 2009 because the Company’s stock price did not exceed the exercise price.

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

	July 31,	January 31,	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2010	2010	2009	2010	2009
	Identifiable Assets		Capital Expenditures		Capital Expenditures

Commercial Group	$8,534,997	$8,626,937	$121,414	$139,871	$282,720	$272,274
Residential Group	2,626,821	2,674,639	51,924	85,024	117,349	186,605
Land Development Group	481,045	460,513	-	-	-	-
The Nets(1)	-	(333)	-	-	-	-
Corporate Activities	119,473	154,955	16	80	16	230

	$11,762,336	$11,916,711	$173,354	$224,975	$400,085	$459,109

	Three Months Ended July 31,		Six Months Ended July 31,		Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009	2010	2009	2010	2009
	Revenues from Real Estate Operations				Operating Expenses

Commercial Group	$236,245	$238,425	$457,018	$467,424	$116,772	$108,176	$222,773	$219,099
Commercial Group Land Sales	13,558	5,386	14,757	12,014	10,906	3,508	11,783	7,491
Residential Group	53,790	64,985	105,182	136,906	33,321	40,012	65,152	97,358
Land Development Group	5,618	4,901	12,476	7,371	7,423	6,873	17,871	12,825
The Nets	-	-	-	-	-	-	-	-
Corporate Activities	-	-	-	-	9,430	6,080	20,436	21,901

	$309,211	$313,697	$589,433	$623,715	$177,852	$164,649	$338,015	$358,674

	Depreciation and Amortization Expense				Interest Expense

Commercial Group	$47,838	$51,332	$96,458	$102,028	$62,989	$53,649	$122,822	$113,146
Residential Group	12,654	14,560	25,032	28,424	9,167	6,099	14,023	15,695
Land Development Group	100	229	199	462	25	557	1,333	806
The Nets	-	-	-	-	-	-	-	-
Corporate Activities	439	770	885	1,487	15,679	19,102	32,543	40,671

	$61,031	$66,891	$122,574	$132,401	$87,860	$79,407	$170,721	$170,318

	Interest and Other Income				Net Earnings (Loss) Attributable to Forest City Enterprises, Inc.

Commercial Group	$8,265	$1,219	$10,211	$1,802	$107,709	$13,703	$88,593	$25,328
Residential Group	5,668	6,059	8,237	10,130	7,418	(499)	28,091	(8,171)
Land Development Group	2,231	3,543	4,425	5,697	(479)	5,724	(2,501)	5,980
The Nets	-	-	-	-	14,745	(5,562)	11,372	(12,554)
Corporate Activities	68	773	174	773	(6,547)	(15,155)	(18,271)	(43,051)

	$16,232	$11,594	$23,047	$18,402	$122,846	$(1,789)	$107,284	$(32,468)

(1)	The identifiable assets of $(333) at January 31, 2010 represent losses in excess of the Company’s investment basis in The Nets.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
O.	Segment Information (continued)
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
Reconciliation of EBDT to Net Earnings (Loss) by Segment:

			Land
	Commercial	Residential	Development		Corporate
Three Months Ended July 31, 2010	Group	Group	Group	The Nets	Activities	Total

EBDT	$72,020	$25,166	$2,858	$14,745	$(9,229)	$105,560
Depreciation and amortization - Real Estate Groups	(51,298)	(18,162)	(75)	-	-	(69,535)
Amortization of mortgage procurement costs - Real Estate Groups	(2,943)	(601)	(84)	-	-	(3,628)
Deferred taxes - Real Estate Groups	(10,425)	26	(1,101)	-	2,682	(8,818)
Straight-line rent adjustment	4,230	319	(7)	-	-	4,542
Preference payment	(586)	-	-	-	-	(586)
Gain on disposition of partial interests in rental properties, net of tax	125,047	121	-	-	-	125,168
Loss on disposition of unconsolidated entities, net of tax	(536)	-	-	-	-	(536)
Impairment of real estate, net of tax	(27,800)	-	(672)	-	-	(28,472)
Impairment of unconsolidated entities, net of tax	-	-	(1,398)	-	-	(1,398)
Discontinued operations, net of tax:
Depreciation and amortization - Real Estate Groups	-	(254)	-	-	-	(254)
Amortization of mortgage procurement costs - Real Estate Groups	-	(5)	-	-	-	(5)
Deferred taxes - Real Estate Groups	-	(291)	-	-	-	(291)
Gain on disposition of rental properties	-	1,099	-	-	-	1,099

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$107,709	$7,418	$(479)	$14,745	$(6,547)	$122,846

Preferred dividends	-	-	-	-	(4,107)	(4,107)

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$107,709	$7,418	$(479)	$14,745	$(10,654)	$118,739

			Land
	Commercial	Residential	Development		Corporate
Three Months Ended July 31, 2009	Group	Group	Group	The Nets	Activities	Total

EBDT	$74,287	$37,793	$10,778	$(5,562)	$(21,813)	$95,483
Depreciation and amortization - Real Estate Groups	(53,788)	(20,203)	(92)	-	-	(74,083)
Amortization of mortgage procurement costs - Real Estate Groups	(3,114)	(474)	(208)	-	-	(3,796)
Deferred taxes - Real Estate Groups	(5,712)	(10,004)	(4,074)	-	6,658	(13,132)
Straight-line rent adjustment	3,603	11	-	-	-	3,614
Preference payment	(586)	-	-	-	-	(586)
Impairment of real estate, net of tax	-	(209)	(680)	-	-	(889)
Impairment of unconsolidated entities, net of tax	(987)	(6,299)	-	-	-	(7,286)
Discontinued operations, net of tax:
Depreciation and amortization - Real Estate Groups	-	(941)	-	-	-	(941)
Amortization of mortgage procurement costs - Real Estate Groups	-	(27)	-	-	-	(27)
Deferred taxes - Real Estate Groups	-	(146)	-	-	-	(146)

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$13,703	$(499)	$5,724	$(5,562)	$(15,155)	$(1,789)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
O.	Segment Information (continued)
Reconciliation of EBDT to Net Earnings (Loss) by Segment (continued):

			Land
	Commercial	Residential	Development		Corporate
Six Months Ended July 31, 2010	Group	Group	Group	The Nets	Activities	Total

EBDT	$133,101	$52,779	$566	$11,372	$(21,791)	$176,027
Depreciation and amortization - Real Estate Groups	(103,468)	(35,485)	(154)	-	-	(139,107)
Amortization of mortgage procurement costs - Real Estate Groups	(5,375)	(1,143)	(164)	-	-	(6,682)
Deferred taxes - Real Estate Groups	(13,173)	(6,613)	(220)	-	3,520	(16,486)
Straight-line rent adjustment	6,812	772	(4)	-	-	7,580
Preference payment	(1,171)	-	-	-	-	(1,171)
Gain on disposition of partial interests in rental properties, net of tax	107,615	17,731	-	-	-	125,346
Loss on disposition of unconsolidated entities, net of tax	(507)	-	-	-	-	(507)
Impairment of real estate, net of tax	(27,800)	-	(672)	-	-	(28,472)
Impairment of unconsolidated entities, net of tax	(7,441)	-	(1,853)	-	-	(9,294)
Discontinued operations, net of tax:
Depreciation and amortization - Real Estate Groups	-	(636)	-	-	-	(636)
Amortization of mortgage procurement costs - Real Estate Groups	-	(13)	-	-	-	(13)
Deferred taxes - Real Estate Groups	-	(400)	-	-	-	(400)
Gain on disposition of rental properties	-	1,099	-	-	-	1,099

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$88,593	$28,091	$(2,501)	$11,372	$(18,271)	$107,284

Preferred dividends	-	-	-	-	(4,107)	(4,107)

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$88,593	$28,091	$(2,501)	$11,372	$(22,378)	$103,177

			Land
	Commercial	Residential	Development		Corporate
Six Months Ended July 31, 2009	Group	Group	Group	The Nets	Activities	Total

EBDT	$132,660	$55,325	$10,839	$(12,554)	$(49,183)	$137,087
Depreciation and amortization - Real Estate Groups	(105,688)	(39,299)	(188)	-	-	(145,175)
Amortization of mortgage procurement costs - Real Estate Groups	(6,108)	(1,333)	(345)	-	-	(7,786)
Deferred taxes - Real Estate Groups	(2,393)	(7,799)	(3,486)	-	6,132	(7,546)
Straight-line rent adjustment	6,362	15	-	-	-	6,377
Preference payment	(1,171)	-	-	-	-	(1,171)
Impairment of real estate, net of tax	-	(897)	(680)	-	-	(1,577)
Impairment of unconsolidated entities, net of tax	(987)	(11,992)	(160)	-	-	(13,139)
Discontinued operations, net of tax:
Depreciation and amortization - Real Estate Groups	(107)	(1,870)	-	-	-	(1,977)
Amortization of mortgage procurement costs - Real Estate Groups	(5)	(54)	-	-	-	(59)
Deferred taxes - Real Estate Groups	(31)	(267)	-	-	-	(298)
Straight-line rent adjustment	12	-	-	-	-	12
Gain on disposition of rental properties	2,784	-	-	-	-	2,784

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$25,328	$(8,171)	$5,980	$(12,554)	$(43,051)	$(32,468)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
P.	Class A Common Units
The Company issued Class A Common Units (“Units”) in a jointly-owned limited liability company in exchange for interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. The Units may be exchanged for one of the following forms of consideration at the Company’s sole discretion: (i) an equal number of shares of the Company’s Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of the Company’s Class A common stock. The Company has no rights to redeem or repurchase the Units. At July 31 and January 31, 2010, 3,646,755 Units were outstanding. The carrying value of the Units of $186,021,000 is included as noncontrolling interests in the equity section of the Consolidated Balance Sheets at July 31 and January 31, 2010.
Q.	Capital Stock
The Company’s authorized common stock consists of Class A common stock and Class B common stock. The economic rights of each class of common stock are identical, but the voting rights differ. The Class A common stock, voting as a separate class, is entitled to elect 25% of the members of the Company’s board of directors, while the Class B common stock, voting as a separate class, is entitled to elect the remaining 75% of the Company’s board of directors. When the Class A common stock and Class B common stock vote together as a single class, each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Class B Common Stock is convertible into Class A common stock on a share-for-share basis at the option of the holder. During the three months ended July 31, 2010, the shareholders of the Company approved increasing the number of authorized shares of Class A common stock to 371,000,000 shares.
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
During the three months ended July 31, 2010, the Company declared and paid Series A preferred stock dividends of $4,107,000 to shareholders of record on June 1, 2010. Undeclared Series A preferred stock dividends were approximately $1,925,000 at July 31, 2010. Effective August 11, 2010, pursuant to a Unanimous Written Consent, the Company’s Board of Directors declared cash dividends on the outstanding shares of Series A preferred stock dividends of approximately $3,850,000 for the period from June 15, 2010 to September 14, 2010 to shareholders of record at the close of business on September 1, 2010, which will be paid on September 15, 2010.
During the three months ended July 31, 2010, the shareholders of the Company approved increasing the number of authorized shares of preferred stock to 20,000,000 shares.

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
We have approximately $11.8 billion of consolidated assets in 27 states and the District of Columbia at July 31, 2010. Our core markets include Boston, the state of California, Chicago, Denver, the New York City/Philadelphia metropolitan area and the Greater Washington D.C./Baltimore metropolitan area. We have offices in Albuquerque, Boston, Chicago, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
Significant milestones occurring during the second quarter of 2010 included:
•
The official grand opening of East River Plaza, an unconsolidated specialty retail center in Manhattan, New York. In addition to bringing Manhattan its first Costco and Target, East River Plaza tenants also include national retailers Best Buy, Marshalls, Bob’s Discount Furniture, PetSmart, Kidstown, Old Navy, Verizon and GameStop;

•
The conversion of the construction financing for the East River Plaza to a $214,300,000 term loan (representing 100% of the loan amount of the unconsolidated entity). The conversion to permanent financing, with maturity in January 2019, carries an effective all-in fixed interest rate of less than 4.5%;

•
On May 12, 2010, we closed on the purchase agreement between Nets Sports and Entertainment and Mikhail Prokhorov, under which entities controlled by Prokhorov acquired an 80% stake in The Nets basketball team and a 45% share in the entity that is overseeing the construction and has a long-term capital lease in the Barclays Center arena in Brooklyn, New York. The transaction was approved by the NBA’s Board of Governors on May 11, 2010. The Barclays Center is expected to host more than 200 events annually, including professional and collegiate sports, concerts, family shows and The Nets basketball;

•	The sale of 101 San Fernando, an apartment community in San Jose, California for a sales price of $59,590,000, which generated net proceeds of approximately $15,000,000;

•
The sale of our 50% interest in Metreon, an unconsolidated specialty retail center in San Francisco, California to the existing outside partner. The sales price was $19,250,000 and generated net proceeds of approximately $18,000,000; and

•	Closing $617,220,000 in nonrecourse mortgage financing transactions.
Subsequent to July 31, 2010, we achieved the following significant milestones:
•	The opening of Presidio Landmark, a 161 unit apartment community located in San Francisco, California;

•
Reaching an agreement with Rock Gaming LLC, under which Rock Gaming will acquire land and air rights for development of a casino. Rock Gaming will acquire approximately 16 acres, including land immediately adjacent to Tower City Center in Cleveland, Ohio. The land and air rights transaction is expected to close during the fourth quarter of 2010;

•
Being chosen by the U.S. Air Force to privatize military family housing at Shaw Air Force Base (“AFB”) and Charleston AFB in South Carolina, Arnold AFB located in Tennessee, and Keesler AFB in Mississippi. The project, known officially as the Air Force Southern Group Housing Privatization Project, involves the management, new construction and/or demolition of Air Force family housing at the Southern Group bases resulting in approximately 2,185 units upon completion;

•
Beginning construction of Foundry Lofts, an apartment building at The Yards, our mixed-use project in southeast Washington, D.C. following the closing of the $46,100,000 HUD-insured mortgage loan. The loan has a term of 41 years and a 4.66% interest rate;

•
Closing on an $85,000,000 nonrecourse mortgage refinancing for 42nd Street, a specialty retail center in Manhattan, New York. The loan addresses nonrecourse mortgage debt that would have matured during the remaining half of our fiscal year ending January 31, 2011 and has a term of 10 years with a fixed interest rate; and

•
Addressing $286,068,000, which includes the 42nd Street debt discussed above, of nonrecourse mortgage financings that would have matured during the remaining half of our fiscal year ending January 31, 2011 through closed transactions, commitments and/or automatic extensions.

Net Earnings (Loss) Attributable to Forest City Enterprises, Inc. – Net earnings (loss) attributable to Forest City Enterprises, Inc. for the three months ended July 31, 2010 was $122,846,000 versus $(1,789,000) for the three months ended July 31, 2009. Although we have substantial recurring revenue from our properties, we also enter into significant one-time transactions, which could create substantial variances in net earnings (loss) between periods. This variance to the prior comparable period is primarily attributable to the following increases, which are net of tax and noncontrolling interest:
•
$125,047,000 ($204,269,000, pre-tax) related to the 2010 gain on disposition of partial interest in seven mixed-use University Park life science properties in Cambridge, Massachusetts, related to the formation of a new joint venture with an outside partner;

•
$19,245,000 ($31,437,000, pre-tax) related to the 2010 gain on disposition of partial interest in The Nets (see the “Net Gain on Disposition of Partial Interests in Rental Properties and Other Investment” section of the MD&A);

•
$6,218,000 ($10,157,000, pre-tax, which includes $91,000 for unconsolidated entities) related to an increase in income recognized on the sale of state and federal Historic Preservation Tax Credits and New Market Tax Credits;

•	$1,161,000 ($1,896,000, pre-tax) related to the 2010 gain on early extinguishment of debt on the purchase of a portion of our Senior Notes due 2011 and 2017; and

•	$1,099,000 ($1,992,000, pre-tax) related to the 2010 gain on disposition of 101 San Fernando, an apartment community in San Jose, California.
These increases were partially offset by the following decreases, net of tax and noncontrolling interest:
•
$21,694,000 ($35,438,000, pre-tax) related to the 2010 increase in impairment charges of consolidated and unconsolidated entities (see the “Impairment of Real Estate” and “Impairment of Unconsolidated Entities” sections of the MD&A);

•	$5,548,000 ($9,063,000, pre-tax) primarily related to the 2009 early extinguishment of nonrecourse mortgage debt at Gladden Farms, a land development project located in Marana, Arizona; and

•	$3,920,000 ($6,030,000, pre-tax) primarily related to military housing fee income from the management and development of units in Hawaii, Illinois, Washington and Colorado.
Net earnings (loss) attributable to Forest City Enterprises, Inc. for the six months ended July 31, 2010 was $107,284,000 versus $(32,468,000) for the six months ended July 31, 2009. This variance is primarily attributable to the following increases, which are net of tax and noncontrolling interest:
•
$107,615,000 ($175,793,000, pre-tax) related to the 2010 gain on disposition of partial interest in seven mixed-use University Park life science properties, related to the formation of a new joint venture with an outside partner;

•	$19,245,000 ($31,437,000, pre-tax) related to the 2010 gain on disposition of partial interest in The Nets;

•
$17,731,000 ($29,342,000, pre-tax) related to the 2010 gain on disposition of partial interest in The Grand, Lenox Club and Lenox Park, apartment communities in North Bethesda, Maryland, Arlington, Virginia and Silver Spring, Maryland, respectively, related to the formation of a new joint venture with an outside partner;

•	$9,211,000 ($15,046,000, pre-tax) of decreased write-offs of abandoned development projects in 2010 compared to 2009, which includes $2,557,000 for unconsolidated entities;

•	$5,843,000 ($9,545,000, pre-tax) related to an increase in income recognized on the sale of state and federal Historic Preservation Tax Credits and New Market Tax Credits;

•
$5,016,000 ($8,193,000, pre-tax) related to the 2010 gain on early extinguishment of debt on the exchange of a portion of our Senior Notes due 2011, 2015 and 2017 for a new issue of Series A preferred stock and purchase of a portion of our Senior Notes due 2011 and 2017; and

•	$1,099,000 ($1,992,000, pre-tax) related to the 2010 gain on disposition of 101 San Fernando.
These increases were partially offset by the following decreases, net of tax and noncontrolling interest:
•	$23,050,000 ($37,653,000, pre-tax) related to the 2010 increase in impairment charges of consolidated and unconsolidated entities;

•	$5,440,000 ($8,887,000, pre-tax, which includes $176,000 for unconsolidated entities) primarily related to the 2009 early extinguishment of nonrecourse mortgage debt at Gladden Farms;

•	$4,634,000 ($7,188,000, pre-tax) primarily related to military housing fee income from the management and development of units in Hawaii, Illinois, Washington and Colorado; and

•	$2,784,000 ($4,548,000, pre-tax) related to the 2009 gain on disposition of Grand Avenue, a specialty retail center in Queens, New York.

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, operating expenses, interest expense, equity in earnings (loss) of unconsolidated entities and impairment of unconsolidated entities by segment. See discussion of these amounts by segment in the narratives following the tables.

	Three Months Ended July 31,			Six Months Ended July 31,
	2010	2009	Variance	2010	2009	Variance
	(in thousands)			(in thousands)
Revenues from Real Estate Operations
Commercial Group	$236,245	$238,425	$(2,180)	$457,018	$467,424	$(10,406)
Commercial Group Land Sales	13,558	5,386	8,172	14,757	12,014	2,743
Residential Group	53,790	64,985	(11,195)	105,182	136,906	(31,724)
Land Development Group .	5,618	4,901	717	12,476	7,371	5,105
The Nets	-	-	-	-	-	-
Corporate Activities	-	-	-	-	-	-

Total Revenues from Real Estate Operations	$309,211	$313,697	$(4,486)	$589,433	$623,715	$(34,282)

Operating Expenses
Commercial Group	$116,772	$108,176	$8,596	$222,773	$219,099	$3,674
Cost of Commercial Group Land Sales	10,906	3,508	7,398	11,783	7,491	4,292
Residential Group	33,321	40,012	(6,691)	65,152	97,358	(32,206)
Land Development Group	7,423	6,873	550	17,871	12,825	5,046
The Nets	-	-	-	-	-	-
Corporate Activities	9,430	6,080	3,350	20,436	21,901	(1,465)

Total Operating Expenses .	$177,852	$164,649	$13,203	$338,015	$358,674	$(20,659)

Interest Expense
Commercial Group	$62,989	$53,649	$9,340	$122,822	$113,146	$9,676
Residential Group	9,167	6,099	3,068	14,023	15,695	(1,672)
Land Development Group	25	557	(532)	1,333	806	527
The Nets	-	-	-	-	-	-
Corporate Activities	15,679	19,102	(3,423)	32,543	40,671	(8,128)

Total Interest Expense	$87,860	$79,407	$8,453	$170,721	$170,318	$403

Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$2,840	$743	$2,097	$6,247	$1,579	$4,668
Gain on disposition of Coachella Plaza	104	-	104	104	-	104
Gain on disposition of Southgate Mall	64	-	64	64	-	64
Gain on disposition of El Centro Mall	-	-	-	48	-	48
Loss on disposition of Metreon	(1,046)	-	(1,046)	(1,046)	-	(1,046)
Residential Group .	4,624	1,473	3,151	6,662	2,920	3,742
Land Development Group	1,861	556	1,305	2,573	2,648	(75)
The Nets	(7,161)	(8,307)	1,146	(17,591)	(18,988)	1,397
Corporate Activities	-	-	-	-	-	-

Total Equity in Earnings (Loss) of Unconsolidated Entities	$1,286	$(5,535)	$6,821	$(2,939)	$(11,841)	$8,902

Impairment of Unconsolidated Entities
Commercial Group	$-	$1,611	$(1,611)	$12,156	$1,611	$10,545
Residential Group	-	10,292	(10,292)	-	19,590	(19,590)
Land Development Group	2,282	-	2,282	3,025	262	2,763
The Nets	-	-	-	-	-	-
Corporate Activities	-	-	-	-	-	-

Total Impairment of Unconsolidated Entities	$2,282	$11,903	$(9,621)	$15,181	$21,463	$(6,282)

Commercial Group
Revenues from Real Estate Operations – Revenues from real estate operations for the Commercial Group increased by $5,992,000, or 2.5%, for the three months ended July 31, 2010 compared to the same period in the prior year. The variance is primarily attributable to the following increases:
•
$9,470,000 related to increased revenues earned on a construction contract with the New York City School Construction Authority for the construction of a school on the lower floors at Beekman, a mixed-use residential project under construction in Manhattan, New York. This represents a reimbursement of costs that is included in operating expenses discussed below;

•
$8,172,000 related to increases in commercial outlot land sales primarily at South Bay Southern Center in Redondo Beach, California, which were partially offset by decreases at Salt Lake City in Utah, Ridge Hill in Yonkers, New York and White Oak Village in Richmond, Virginia; and

•	$5,439,000 related to new property openings as noted in the table below.
These increases were partially offset by the following decrease:
•
$16,027,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner in seven mixed-use University Park life science properties in Cambridge, Massachusetts.

The balance of the remaining decrease of $1,062,000 was generally due to miscellaneous fluctuations within the operating segment.
Revenues from real estate operations for the Commercial Group decreased by $7,663,000, or 1.6%, for the six months ended July 31, 2010 compared to the same period in the prior year. The variance is primarily attributable to the following decrease:
•	$27,005,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner in University Park.
This decrease was partially offset by the following increases:
•	$8,563,000 related to new property openings as noted in the table below;

•
$8,006,000 related to increased revenues earned on a construction contract with the New York City School Construction Authority for the construction of a school on the lower floors at Beekman. This represents a reimbursement of costs that is included in operating expenses discussed below; and

•
$2,743,000 related to increases in commercial outlot land sales primarily at South Bay Southern Center, which were partially offset by decreases at Victoria Gardens in Rancho Cucamonga, California, Salt Lake City, Ridge Hill and Short Pump Town Center in Richmond, Virginia.

The balance of the remaining increase of $30,000 was generally due to miscellaneous fluctuations within the operating segment.
Operating and Interest Expenses – Operating expenses increased $15,994,000, or 14.3%, for the three months ended July 31, 2010 compared to the same period in the prior year. The variance is primarily attributable to the following increases:
•
$9,470,000 related to construction of a school at Beekman. These costs are reimbursed by the New York City School Construction Authority which is included in revenues from real estate operations discussed above;

•
$7,398,000 related to increases in commercial outlot land sales primarily at South Bay Southern Center, which were partially offset by decreases in commercial outlot land sales at Salt Lake City, Ridge Hill and White Oak Village;

•	$2,538,000 related to new property openings as noted in the table below; and

•
$2,373,000 related to the change from equity method of accounting to full consolidation method for the Barclays Center arena upon the adoption of new accounting guidance for consolidation of VIEs. These costs represent non-capitalizable expenses, primarily marketing costs, related to the Barclays Center arena.

These increases were partially offset by the following decreases:
•	$4,748,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner in University Park; and

•	$983,000 related to decreased write-offs of abandoned development projects in 2010 compared to 2009.

The balance of the remaining decrease of $54,000 was generally due to miscellaneous fluctuations within the operating segment.
Operating expenses increased $7,966,000, or 3.5%, for the six months ended July 31, 2010 compared to the same period in the prior year. The variance is primarily attributable to the following increases:
•
$8,006,000 related to construction of a school at Beekman. These costs are reimbursed by the New York City School Construction Authority which are included in revenues from real estate operations discussed above;

•
$4,292,000 related to increases in commercial outlot land sales primarily at South Bay Southern Center, which were partially offset by decreases in commercial outlot land sales at Victoria Gardens, Salt Lake City, Ridge Hill and Short Pump Town Center;

•
$3,987,000 related to the change from equity method of accounting to full consolidation method for the Barclays Center arena upon the adoption of new accounting guidance for consolidation of VIEs. These costs represent non-capitalizable expenses, primarily marketing costs, related to the Barclays Center arena; and

•	$2,366,000 related to new property openings as noted in the table below.
These increases were partially offset by the following decreases:
•	$7,420,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner in University Park; and

•	$6,727,000 related to decreased write-offs of abandoned development projects in 2010 compared to 2009.
The balance of the remaining increase of $3,462,000 was generally due to miscellaneous fluctuations within the operating segment.
Interest expense for the Commercial Group increased by $9,340,000, or 17.4%, for the three months ended July 31, 2010 and by $9,676,000, or 8.6%, for the six months ended July 31, 2010 compared to the same periods in the prior year. The variances are primarily attributable to openings of new properties and mark-to-market adjustments on non-designated interest rate swaps partially offset by decreases of $4,830,000 and $8,052,000 for the three and six months ended July 31, 2010, respectively, compared to the same periods in the prior year, related to the change from full consolidation method to equity method upon the formation of a new joint venture with an outside partner in University Park.
The following table presents the increases (decreases) in revenues and operating expenses incurred by the Commercial Group for newly-opened properties for the three and six months ended July 31, 2010 compared to the same period in the prior year:

				Three Months Ended		Six Months Ended
				July 31, 2010 vs. 2009		July 31, 2010 vs. 2009
				Revenues		Revenues
				from		from
		Quarter - Year	Square	Real Estate	Operating	Real Estate	Operating
Newly - Opened Properties	Location	Opened	Feet	Operations	Expenses	Operations	Expenses
				(in thousands)		(in thousands)
Office:
Waterfront Station – East 4th & West 4th Buildings	Washington, D.C.	Q1-2010	631,000	$5,339	$2,427	$7,622	$2,267

Retail Centers:
Promenade at Temecula Expansion	Temecula, California	Q1-2009	127,000	100	111	941	99

Total				$5,439	$2,538	$8,563	$2,366

Comparable occupancy for the Commercial Group is 90.9% and 90.0% for retail and office, respectively, as of July 31, 2010 compared to 89.2% and 89.7%, respectively, as of July 31, 2009. Retail and office occupancy as of July 31, 2010 and 2009 is based on square feet leased at the end of the fiscal quarter. Comparable occupancy relates to properties opened and operated in both the six months ended July 31, 2010 and 2009. Average occupancy for hotels for the six months ended July 31, 2010 is 66.3% compared to 64.3% for the six months ended July 31, 2009.
As of July 31, 2010, the average base rent per square feet expiring for retail and office leases is $27.24 and $31.07, respectively, compared to $26.37 and $31.08, respectively, as of July 31, 2009. Square feet of expiring leases and average base rent per square feet are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases. The average daily rate (“ADR”) for our hotel portfolio is $139.24 and $137.56 for the six months ended July 31, 2010 and 2009, respectively. ADR is an operating statistic and is calculated by dividing revenue by the number of rooms sold for all hotels that were open and operating for both the six months ended July 31, 2010 and 2009.

Residential Group
Revenues from Real Estate Operations – Included in revenues from real estate operations is fee income related to the development and construction management related to our military housing projects. Military housing fee income and related operating expenses may vary significantly from period to period based on the timing of development and construction activity at each applicable project. Revenues from real estate operations for the Residential Group decreased by $11,195,000, or 17.2%, during the three months ended July 31, 2010 compared to the same period in the prior year. The variance is primarily attributable to the following decreases:
•
$6,945,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner for The Grand in North Bethesda, Maryland, Lenox Park in Silver Spring, Maryland and Lenox Club in Arlington, Virginia;

•	$5,719,000 related to insurance premiums earned from an owner’s controlled insurance program;

•
$3,436,000 related to the change from full consolidation method of accounting to equity method upon the adoption of accounting guidance for consolidation of VIEs for Plymouth Square, Cambridge Towers, and Village Center in Detroit, Michigan, Autumn Ridge in Sterling Heights, Michigan, Coraopolis Towers in Coraopolis, Pennsylvania, Grove in Ontario, California, and Donora Towers in Donora, Pennsylvania; and

•
$3,033,000 related to military housing fee income from the management and development of military housing units located primarily on the islands of Oahu and Kauai, Hawaii, Chicago, Illinois, Seattle, Washington, and Colorado Springs, Colorado (see the “Military Housing Fee Revenues” section below for further detail).

These decreases were offset by the following increases:
•	$3,302,000 primarily related to new property openings and acquired properties as noted in the table below; and

•	$2,131,000 related to third-party management fees and other fee income.
The balance of the remaining increase of $2,505,000 was generally due to miscellaneous fluctuations within the operating segment.
Revenues from real estate operations for the Residential Group decreased by $31,724,000, or 23.2%, during the six months ended July 31, 2010 compared to the same period in the prior year. The variance is primarily attributable to the following decreases:
•	$14,000,000 related to the land sale and related development opportunity in Mamaroneck, New York in the prior year;

•
$13,872,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner for The Grand, Lenox Park and Lenox Club;

•
$6,824,000 related to the change from full consolidation method of accounting to equity method upon the adoption of accounting guidance for consolidation of VIEs for Plymouth Square, Cambridge Towers, Village Center, Autumn Ridge, Coraopolis Towers, Grove and Donora Towers;

•
$5,388,000 related to military housing fee income from the management and development of military housing units located primarily on the islands of Oahu and Kauai, Hawaii, Chicago, Illinois, Seattle, Washington, and Colorado Springs, Colorado (see the “Military Housing Fee Revenues” section below for further detail); and

•	$4,980,000 related to insurance premiums earned from an owner’s controlled insurance program.
These decreases were offset by the following increases:
•	$5,682,000 primarily related to new property openings and acquired properties as noted in the table below; and

•	$3,657,000 related to third-party management fees and other fee income.
The balance of the remaining increase of $4,001,000 was generally due to miscellaneous fluctuations within the operating segment.

Operating and Interest Expenses – Operating expenses for the Residential Group decreased by $6,691,000, or 16.7%, during the three months ended July 31, 2010 compared to the same period in the prior year. This variance is primarily attributable to the following decreases:
•
$3,160,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner for The Grand, Lenox Park and Lenox Club;

•	$2,726,000 related to insurance expenses associated with an owner’s controlled insurance program;

•	$2,227,000 related to decreased write-offs of abandoned development projects in 2010 as compared to 2009;

•	$2,096,000 related to expenditures associated with military housing fee revenues; and

•
$1,252,000 related to the change from full consolidation method of accounting to equity method upon the adoption of accounting guidance for consolidation of VIEs for Plymouth Square, Cambridge Towers, Village Center, Autumn Ridge, Coraopolis Towers, Grove and Donora Towers.

These decreases were partially offset by the following increase:
•	$1,603,000 related to new property openings and acquired properties as noted in the table below.
The balance of the remaining increase of $3,167,000 was generally due to miscellaneous fluctuations within the operating segment.
Operating expenses for the Residential Group decreased by $32,206,000, or 33.1%, during the six months ended July 31, 2010 compared to the same period in the prior year. This variance is primarily attributable to the following decreases:
•	$14,000,000 related to the cost of the land sale and related development opportunity in Mamaroneck, New York in the prior year;

•	$10,876,000 related to decreased write-offs of abandoned development projects in 2010 as compared to 2009;

•
$5,967,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner for The Grand, Lenox Park and Lenox Club;

•
$3,292,000 related to the change from full consolidation method of accounting to equity method upon the adoption of accounting guidance for consolidation of VIEs for Plymouth Square, Cambridge Towers, Village Center, Autumn Ridge, Coraopolis Towers, Grove and Donora Towers;

•	$2,895,000 related to management expenditures associated with military housing fee revenues; and

•	$2,345,000 related to insurance expenses associated with an owner’s controlled insurance program.
These decreases were partially offset by the following increase:
•	$2,696,000 related to new property openings and acquired properties as noted in the table below.
The balance of the remaining increase of $4,473,000 was generally due to miscellaneous fluctuations within the operating segment.
Interest expense for the Residential Group increased by $3,068,000 or 50.3% for the three months ended July 31, 2010 compared to the same period in the prior year. This increase is primarily attributable to mark-to-market adjustments of $4,161,000 on non-designated interest rate swaps and openings of new properties partially offset by the deconsolidation of properties as a result of adopting new accounting guidance on the consolidation of VIEs and the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner for The Grand, Lenox Park and Lenox Club.
Interest expense for the Residential Group decreased by $1,672,000 or 10.7% for the six months ended July 31, 2010 compared to the same period in the prior year. This decrease is primarily attributable to the deconsolidation of properties as a result of adopting new accounting guidance on the consolidation of VIEs and the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner for The Grand, Lenox Park and Lenox Club partially offset by mark-to-market adjustments on non-designated interest rate swaps and openings of new properties.

The following table presents the increases (decreases) in revenues and operating expenses incurred by the Residential Group for newly-opened properties for the three and six months ended July 31, 2010 compared to the same period in the prior year:

				Three Months Ended		Six Months Ended
				July 31, 2010 vs. 2009		July 31, 2010 vs. 2009
				Revenues from		Revenues from
		Quarter - Year	Leasable	Real Estate	Operating	Real Estate	Operating
Newly - Opened Properties	Location	Opened	Units	Operations	Expenses	Operations	Expenses
				(in thousands)		(in thousands)
DKLB BKLN(formerly 80 DeKalb)	Brooklyn, New York	Q4-2009 (1)	365	$1,735	$672	$2,411	$1,309
North Church Towers	Parma Heights, Ohio	Q3-2009 (2)	399	672	450	1,344	925
Hamel Mill Lofts	Haverhill, Massachusetts	Q4-2008 (1)	305	446	629	909	718
Mercantile Place on Main	Dallas, Texas	Q4-2008 (1)	366	449	(148)	1,018	(256)

Total				$3,302	$1,603	$5,682	$2,696

(1)	Property to open in phases.
(2)	Acquired property.
Comparable average occupancy for the Residential Group is 94.1% and 90.8% for the six months ended July 31, 2010 and 2009, respectively. Average residential occupancy for the six months ended July 31, 2010 and 2009 is calculated by dividing gross potential rent less vacancy by gross potential rent. Comparable average occupancy relates to properties opened and operated in both the six months ended July 31, 2010 and 2009.
Comparable net rental income (“NRI”) for the Residential Group was 90.7% and 86.9% for the six months ended July 31, 2010 and 2009, respectively. NRI is an operating statistic that represents the percentage of potential rent received after deducting vacancy and rent concessions from gross potential rent.
Military Housing Fee Revenues – Development fees related to our military housing projects are earned based on a contractual percentage of the actual development costs incurred. We also recognize additional development incentive fees upon successful completion of certain criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements. Development and development incentive fees of $1,741,000 and $3,497,000 were recognized during the three and six months ended July 31, 2010, respectively, and $3,731,000 and $6,599,000 during the three and six months ended July 31, 2009, respectively, which were recorded in revenues from real estate operations.
Construction management fees are earned based on a contractual percentage of the actual construction costs incurred. We also recognize certain construction incentive fees based upon successful completion of certain criteria as set forth in the construction contracts. Construction and incentive fees of $1,562,000 and $3,210,000 were recognized during the three and six months ended July 31, 2010, respectively, and $2,804,000 and $5,654,000 during the three and six months ended July 31, 2009, respectively, which were recorded in revenues from real estate operations.
Property management and asset management fees are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, that is generated by the military housing privatization projects as defined in the agreements. We also recognize property management incentive fees based upon successful completion of certain criteria as set forth in the property management agreements. Property management, management incentive and asset management fees of $3,990,000 and $7,991,000 were recognized during the three and six months ended July 31, 2010, respectively, and $3,791,000 and $7,833,000 during the three and six months ended July 31, 2009, respectively, which were recorded in revenues from real estate operations.
Land Development Group
Revenues from Real Estate Operations – Land sales and the related gross margins vary from period to period depending on the timing of sales and general market conditions relating to the disposition of significant land holdings. Although improved over the same period in the prior year, our land sales continue to be impacted by decreased demand from home buyers in certain core markets for the land business, reflecting conditions throughout the housing industry. Revenues from real estate operations for the Land Development Group increased by $717,000 for the three months ended July 31, 2010 compared to the same period in the prior year. This variance is primarily attributable to the following increases:
•	$828,000 related to higher land sales at Stapleton in Denver, Colorado; and

•
$668,000 related to higher land sales primarily at Legacy Lakes in Aberdeen, North Carolina and Waterbury in North Ridgeville, Ohio, combined with several smaller increases in land sales at other land development projects.

These increases were partially offset by the following decrease:
•
$779,000 related to lower land sales primarily at Creekstone in Copley, Ohio, Wheatfield Lakes in Wheatfield, New York and Summers Walk in Davidson, North Carolina, combined with several smaller decreases in land sales at other land development projects.

Revenues from real estate operations for the Land Development Group increased by $5,105,000 for the six months ended July 31, 2010 compared to the same period in the prior year. This variance is primarily attributable to the following increases:
•	$2,679,000 related to higher land sales at Stapleton;

•	$1,531,000 related to higher land sales at Mill Creek in York County, South Carolina, Waterbury and Legacy Lakes;

•	$945,000 related to higher land sales at Tangerine Crossing in Tucson, Arizona; and

•	$786,000 related to higher land sales primarily at Gladden Farms in Marana, Arizona combined with several smaller increases in land sales at other land development projects.
These increases were partially offset by the following decreases:
•	$836,000 primarily related to lower land sales at Creekstone, combined with several smaller decreases in land sales at other land development projects.
Operating and Interest Expenses – Operating expenses increased by $550,000 for the three months ended July 31, 2010 compared to the same period in the prior year. This variance is primarily attributable to the following increases:
•	$873,000 related to higher land sales primarily at Legacy Lakes and Waterbury, combined with several smaller expense increases due to increases in land sales at other land development projects; and

•	$721,000 related to higher land sales at Stapleton.
These increases were partially offset by the following decrease:
•
$1,044,000 related to lower land sales primarily at Creekstone, Wheatfield Lakes and Summers Walk, combined with several smaller expense decreases due to decreases in land sales at other land development projects.

Operating expenses increased by $5,046,000 for the six months ended July 31, 2010 compared to the same period in the prior year. This variance is primarily attributable to the following increases:
•	$2,973,000 related to higher land sales at Stapleton;

•	$1,336,000 related to higher land sales at Mill Creek, Waterbury and Legacy Lakes;

•	$1,083,000 related to higher land sales at Tangerine Crossing; and

•	$1,127,000 related to higher land sales primarily at Gladden Farms, combined with several smaller expense increases due to increases in land sales at other land development projects.
These increases were partially offset by the following decreases:
•	$1,473,000 primarily related to lower land sales at Creekstone, combined with several smaller expense decreases due to decreases in land sales at other land development projects.
Interest expense decreased by $532,000 during the three months ended July 31, 2010 and increased by $527,000 for the six months ended July 31, 2010 compared to the same periods in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.

The Nets
Our ownership of The Nets is through Nets Sports and Entertainment LLC (“NSE”). NSE also owns Brooklyn Arena, LLC (“Arena”), an entity that through its subsidiaries is overseeing the construction of and has a long-term lease in the Barclays Center Arena, the future home of The Nets. Upon adoption of new accounting guidance for the consolidation of VIEs on February 1, 2010, NSE was converted from an equity method entity to a consolidated entity. As of July 31, 2010, NSE consolidates Arena and accounts for its investment in The Nets on the equity method of accounting. As a result of us consolidating NSE, we record the entire net loss of The Nets allocated to NSE in equity in loss of unconsolidated entities and allocate to our other partners in NSE their share of the loss through noncontrolling interests in our Statement of Operations for the three and six months ended July 31, 2010. Since May 12, 2010, losses have been allocated to the majority owner since losses are allocated based on an analysis of the respective members’ claim on the net book equity assuming a liquidation at book value. Previous to the adoption of the new consolidation accounting guidance, we recorded only our share of the loss for The Nets through equity in loss of unconsolidated entities.
On May 12, 2010, we closed on a purchase agreement with entities controlled by Mikhail Prokhorov (“MP Entities”). Pursuant to the terms of the purchase agreement, the MP Entities invested $223,000,000 and made certain funding commitments (“Funding Commitments”) to acquire 80% of The Nets, 45% of Arena and the right to purchase up to 20% of Atlantic Yards Development Company, LLC, which will develop non-arena real estate. In accordance with the Funding Commitments, the MP Entities will fund The Nets operating needs up to $60,000,000 including reimbursements to us for loans made to cover The Nets operating needs from March 1, 2010 to May 12, 2010 totaling $15,000,000. Of this total reimbursement, $9,237,000 represented operating losses incurred during the period from March 1, 2010 to May 12, 2010, which was recognized in our gain on the sale of The Nets (see the “Net Gain on Disposition of Partial Interests in Rental Properties and Other Investment” section of the MD&A). Once the $60,000,000 is expended, NSE is required to fund 100% of the operating needs, as defined, until the Barclays Center is complete and open. Thereafter, members’ capital contributions will be made in accordance with the operating agreements.
The amount of equity in loss, net of noncontrolling interests, was $7,141,000 and $11,348,000 for the three and six months ended July 31, 2010, respectively, representing a decrease in our allocated losses of $1,166,000 and $7,640,000 compared to the same periods in the prior year. The decrease is primarily due to lower losses for The Nets due to reduced amortization of intangible assets related to the purchase of the team that were predominantly amortized as of January 31, 2010.
For the six months ended July 31, 2010 and 2009, we recognized approximately 65% and 51% of the net loss of The Nets, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of The Nets. Our percent of the allocated losses for the six months ended July 31, 2010 were higher than historical results because from March 1, 2010 to May 12, 2010, we were allocated all of The Net’s losses for which we were reimbursed $9,237,000 as discussed above.
Corporate Activities
Operating and Interest Expenses – Operating expenses for Corporate Activities increased by $3,351,000 for the three months ended July 31, 2010 and decreased by $1,465,000 for the six months ended July 31, 2010 compared to the same periods in the prior year. The increase of $3,351,000 for the three months ended July 31, 2010 was primarily attributable to increased severance and outplacement expenses of $2,200,000, payroll and related benefits of $927,000, charitable contributions of $285,000 and stock-based compensation of $161,000. The decrease of $1,465,000 for the six months ended July 31, 2010 was primarily related to decreased severance and outplacement expenses of $5,345,000 offset by increased payroll and related benefits of $1,573,000, charitable contributions of $795,000, stock-based compensation of $397,000 and additional increase of general corporate expenses.
Interest expense for Corporate Activities consists primarily of interest expense on the senior notes and the bank revolving credit facility, excluding the portion allocated to the Land Development Group (see the “Financial Condition and Liquidity” section of the MD&A). Interest expense decreased by $3,423,000 and $8,128,000, respectively, for the three and six months ended July 31, 2010 compared to the same periods in the prior year. These decreases for the three and six months ended July 31, 2010 relate to decreased interest expense on the corporate interest rate swaps, due to a reduction in the strike rate, and retirement of the $178,749,000 of Senior Notes in exchange for a new issuance of Series A preferred stock on March 9, 2010 (see the “Senior and Subordinated Debt” section of the MD&A).
Other Activity
The following items are discussed on a consolidated basis.

Depreciation and Amortization
We recorded depreciation and amortization of $61,031,000 and $122,574,000 for the three and six months ended July 31, 2010, respectively, and $66,891,000 and $132,401,000 for the three and six months ended July 31, 2009, respectively, which is a decrease of $5,860,000, or 8.8%, and $9,827,000, or 7.4%, compared to the same periods in the prior year. The decrease is primarily attributable to the deconsolidation of nine entities due to the adoption of new consolidation accounting guidance and the disposition of partial interests in three residential and seven commercial rental properties offset by the new property openings, all of which are discussed elsewhere in the MD&A.
Impairment of Real Estate
We review our real estate portfolio, including land held for development or sale, for impairment whenever events or changes indicate that its carrying value of the long-lived assets may not be recoverable. In cases where we do not expect to recover our carrying costs, an impairment charge is recorded. Due to the economic downturn, the consolidation of the two anchor stores at the property and greater competition than originally anticipated in the surrounding area, occupancy levels and cash flow continued to decrease at Simi Valley Town Center, a regional mall located in Simi Valley, California. We had ongoing discussions with the mortgage lender regarding the performance of the property and that it will be unable to generate sufficient cash flow to cover the debt service of the nonrecourse mortgage note. The lender determined it wanted to exit the investment by selling the nonrecourse mortgage note. During the three months ended July 31, 2010 the lender began to actively market the mortgage note and we agreed to transfer the property to the purchaser of the nonrecourse mortgage upon a sale. Based on these events and the change in circumstances, we revised our intent and estimated asset holding period. As a result, at July 31, 2010, estimated future undiscounted cash flows were not sufficient to recover the carrying value and the asset was recorded at its estimated fair value, resulting in an impairment charge of $45,410,000. Upon the actual disposition of the asset, we will be relieved of any payment obligation under the nonrecourse mortgage and will recognize a gain for the excess of the carrying value of the mortgage over the fair value of the asset sold. The remaining impairment charge of $1,100,000 is related to two land development projects, Gladden Farms and Mill Creek, located in Marana, Arizona and York County, South Carolina, respectively.
During the three and six months ended July 31, 2009, we recorded an impairment of certain real estate assets of $1,451,000 and $2,575,000, respectively. These amounts include an impairment of real estate of $1,451,000 primarily related to two land development projects, Gladden Farms and Tangerine Crossing, located in Tucson, Arizona, and $1,124,000 related to the residential land sale and related development opportunity in Mamaroneck, New York, which occurred during the three months ended April 30, 2009. These impairments represent a write down to the estimated fair value, due to a change in events, such as a bona fide third-party purchase offer and/or consideration of current market conditions related to the estimated future cash flows.
Impairment of Unconsolidated Entities
We review our portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate that our carrying value in the investments may be in excess of fair value. An equity method investment’s value is impaired if management’s estimate of its fair value is less than the carrying value and such difference is deemed to be other-than-temporary.
The following table summarizes our impairment of unconsolidated entities

		Three Months Ended July 31,		Six Months Ended July 31,
		2010	2009	2010	2009
		(in thousands)		(in thousands)

Mixed-Use Land Development:
Mercy Campus at Central Station	(Chicago, Illinois)	$1,817	$-	$1,817	$-
Old Stone Crossing at Caldwell Creek	(Charlotte, North Carolina)	-	-	743	122
Office Buildings:
818 Mission Street	(San Francisco, California)	-	-	4,018	-
Bulletin Building	(San Francisco, California)	-	-	3,543	-
Specialty Retail Centers:
Metreon	(San Francisco, California)	-	-	4,595	-
Southgate Mall	(Yuma, Arizona)	-	1,611	-	1,611
Apartment Communities:
Millender Center	(Detroit, Michigan)	-	2,818	-	7,070
Uptown Apartments	(Oakland, California)	-	6,781	-	6,781
Metropolitan Lofts	(Los Angeles, California)	-	-	-	1,039
Residences at University Park	(Cambridge, Massachusetts)	-	-	-	855
Fenimore Court	(Detroit, Michigan)	-	693	-	693
Classic Residence by Hyatt (Supported-Living Apartments)	(Yonkers, New York)	-	-	-	3,152
Other		465	-	465	140

		$2,282	$11,903	$15,181	$21,463

Write-Off of Abandoned Development Projects
On a quarterly basis, we review each project under development to determine whether it is probable the project will be developed. If we determine that the project will not be developed, project costs are written off as an abandoned development project cost. We may abandon projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or due to third party challenges related to entitlements or public financing. We wrote off abandoned development projects of $37,000 for both the three and six months ended July 31, 2010 and $3,247,000 and $17,640,000 for the three and six months ended July 31, 2009, respectively, which were recorded in operating expenses.
In addition, an unconsolidated entity wrote off an abandoned development project during the three months ended July 31, 2010. Our share of the write-off, which was recorded in equity in earnings (loss) of unconsolidated entities, was $2,557,000. We had no write-offs of abandoned development projects related to unconsolidated entities for both the three and six months ended July 31, 2009.
Amortization of Mortgage Procurement Costs
We amortize mortgage procurement costs over the life of the related nonrecourse mortgage debt and notes payable. For the three and six months ended July 31, 2010, we recorded amortization of mortgage procurement costs of $3,602,000 and $6,261,000, respectively. Amortization of mortgage procurement costs increased $180,000 for the three months ended July 31, 2010 and decreased $805,000 for the six months ended July 31, 2010 compared to the same periods in the prior year.
Gain on Early Extinguishment of Debt
For the three and six months ended July 31, 2010, we recorded $1,896,000 and $8,193,000, respectively, as gain on early extinguishment of debt. The amounts for 2010 include a gain on the early extinguishment of a portion of our Senior Notes due 2011 and 2017 and a gain related to the exchange of a portion of our Senior Notes due 2011, 2015 and 2017 for a new issue of Series A preferred stock (see the “Senior and Subordinated Debt” section of the MD&A). For both the three and six months ended July 31, 2009, we recorded $9,063,000 as gain on early extinguishment of debt. The amounts for 2009 primarily represent the gain on the early extinguishment of nonrecourse mortgage debt at Gladden Farms.
Interest and Other Income
Interest and other income was $16,232,000 and $23,047,000 for the three and six months ended July 31, 2010, respectively, compared to $11,594,000 and $18,402,000 for the three and six months ended July 31, 2009, respectively. The increase of $4,638,000 for the three months ended July 31, 2010 compared to the same period in the prior year is primarily due to an increase of $10,248,000 related to the income recognition on the sale of historic preservation and new market tax credits. This increase is partially offset by a gain recognized in 2009 of $3,349,000 related to insurance proceeds received related to fire damage of an apartment building in excess of the net book value of the damaged asset. The increase of $4,645,000 for the six months ended July 31, 2010 compared to the same period in the prior year is primarily due to an increase of $9,545,000 related to the income recognition on the sale of historic preservation and new market tax credits. This increase is partially offset by a gain recognized in 2009 of $3,349,000 related to insurance proceeds received related to fire damage of an apartment building in excess of the net book value of the damaged asset.
Net Gain on Disposition of Partial Interests in Rental Properties and Other Investment
The net gain on disposition of partial interests in rental properties and other investment is comprised of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009

University Park Joint Venture	$204,269	$-	$175,793	$-
The Nets	55,112	-	55,112	-
Bernstein Joint Venture	-	-	29,342	-

	$259,381	$-	$260,247	$-
	-

University Park Joint Venture
On February 22, 2010, we formed a joint venture with an outside partner, HCN FCE Life Sciences, LLC, (“Buyer”) to acquire seven life science office buildings in our mixed-use University Park project in Cambridge, Massachusetts, formerly wholly-owned by us. The seven life science office buildings are:

Property

35 Landsdowne Street	202,000 square feet
40 Landsdowne Street	215,000 square feet
45/75 Sidney Street	277,000 square feet
65/80 Landsdowne Street	122,000 square feet
88 Sidney Street	145,000 square feet
Jackson Building	99,000 square feet
Richards Building	126,000 square feet
For its 49% share of the joint venture, the outside partner invested cash and the joint venture assumed approximately $320,000,000 of nonrecourse mortgage debt on the seven buildings. In exchange for the contributed ownership interest, we received net cash proceeds of $140,545,000, of which $135,117,000 was in the form of a loan from the joint venture, during the six months ended July 31, 2010.
During the first quarter of 2010, six of the seven properties had been contributed to the joint venture. Based on the form and timing of the proceeds received from the contribution of the first six properties, the transaction did not qualify for full gain recognition under accounting guidance related to real estate sales, resulting in a deferred gain of $188,410,000 recorded at April 30, 2010. Transaction costs of $28,476,000 related to the closing of the six properties did not qualify for deferral and were included as a loss on disposition of partial interests in rental properties and other investments for the three months ended April 30, 2010. Included in those transaction costs were $21,483,000 of participation payments made to the ground lessor of the six properties in accordance with the respective ground lease agreements.
During the second quarter of 2010, contribution of the seventh property closed and the cash received exceeded the threshold to allow for full gain recognition. As a result, we recognized the gain deferred at April 30, 2010 plus the net gain associated with the contribution of the seventh building which amounted to a gain on partial disposition in rental properties of $204,269,000 for the three months ended July 31, 2010. The gain recognized upon the contribution of the seventh building is net of additional transaction costs of $2,792,000 which amount includes $1,768,000 of participation payments made to the ground lessor of the seventh property in accordance with the ground lease agreement.
As a result of this transaction, we are accounting for the new joint venture and the seven properties as equity method investments since both partners have joint control of the new venture and the properties. We will serve as asset and property manager for the buildings.
The Nets
On May 12, 2010, we, through our consolidated subsidiary, NS&E, closed on a purchase agreement with MP Entities. Pursuant to the terms of the purchase agreement, MP Entities invested $223,000,000 and made certain funding commitments (“Funding Commitments”) to acquire 80% of The Nets, 45% of Brooklyn Arena, LLC (“Arena”), the entity that through its subsidiaries is overseeing the construction of and has a long-term lease in the Barclays Center, and the right to purchase up to 20% of Atlantic Yards Development Company, LLC, which will develop non-arena real estate. In accordance with the Funding Commitments, MP Entities will fund The Nets operating needs up to $60,000,000 including reimbursements to us for loans made to cover The Nets operating needs from March 1, 2010 to May 12, 2010 totaling $15,000,000.
The transaction resulted in a change of controlling ownership interest in The Nets and a pre-tax net gain recognized by us of $55,112,000 ($31,437,000 after noncontrolling interest). This net gain is comprised of the gain on the transfer of ownership interest to the new owner combined with the adjustment to fair value of the 20% retained noncontrolling interest.
In accordance with accounting guidance on real estate sales, the sale of 45% interest in Arena was not deemed a culmination of the earning process since no cash was withdrawn; therefore the transaction does not have an earnings impact.
The MP Entities have the right to put their Arena ownership interests to us during a four-month period following the ten-year anniversary of the completion of the Barclays Center for fair market value, as defined in the agreement. Due to the put option, the noncontrolling interest is redeemable and does not qualify as permanent equity. As a result, this redeemable noncontrolling interest is recorded in the mezzanine section of our consolidated balance sheet and will be reported at redemption value, which represents fair market value, on a recurring basis. At July 31, 2010, the estimated fair value, which is a Level 3 input, approximated the initial basis less net loss allocations.
NS&E has a similar right to put its noncontrolling interest in The Nets to the MP Entities at fair market value during the same time period as the MP Entities have their put right on Arena.

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
We received $28,922,000 in cash proceeds and the joint venture assumed $163,000,000 of the nonrecourse mortgage debt on the properties resulting in gains on disposition of partial interests in rental properties and other investment of $29,342,000 for the six months ended July 31, 2010. As a result of this transaction, we are accounting for the new joint venture and the three properties as equity method investments since both partners have joint control of the new venture and the properties. We continue to lease and manage the three properties on behalf of the joint venture.
Income Taxes
Income tax expense (benefit) for the three months ended July 31, 2010 and 2009 was $63,813,000 and $(659,000), respectively. Income tax expense (benefit) for the six months ended July 31, 2010 and 2009 was $55,128,000 and $(23,087,000), respectively. The difference in the recorded income tax expense (benefit) versus the income tax expense (benefit) computed at the statutory federal income tax rate is primarily attributable to state income taxes, utilization of state net operating losses, additional general business credits, changes to the valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.
At January 31, 2010, we had a federal net operating loss carryforward for tax purposes of $228,061,000 (generated primarily from the impact on our net earnings of tax depreciation expense from real estate properties and excess deductions from stock-based compensation) that will expire in the years ending January 31, 2024 through January 31, 2030, a charitable contribution deduction carryforward of $41,733,000 that will expire in the years ending January 31, 2011 through January 31, 2015 ($10,608,000 expiring in the year ending January 31, 2011), General Business Credit carryovers of $17,514,000 that will expire in the years ending January 31, 2011 through January 31, 2030 ($45,000 expiring in the year ending January 31, 2011), and an alternative minimum tax (“AMT”) credit carryforward of $29,341,000 that is available until used to reduce federal tax to the AMT amount.
Our policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating our future tax position. We have a full valuation allowance against the deferred tax asset associated with our charitable contributions. We have a valuation allowance against our general business credits, other than those general business credits which are eligible to be utilized to reduce future AMT liabilities. We have a valuation allowance against certain of our state net operating losses. These valuation allowances exist because we believe it is more likely than not that we will not realize these benefits.
We apply the “with-and-without” methodology for recognizing excess tax benefits from the deduction of stock-based compensation. The net operating loss available for the tax return, as is noted in the paragraph above, is greater than the net operating loss available for the tax provision due to excess deductions from stock-based compensation reported on the return, as well as the impact of adjustments to the net operating loss under accounting guidance for uncertainty in income taxes. As of January 31, 2010, we have not recorded a net deferred tax asset of approximately $17,447,000 from excess stock-based compensation deductions taken on the tax return for which a benefit has not yet been recognized in our tax provision.
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
As of July 31 and January 31, 2010, we had unrecognized tax benefits of $557,000 and $1,611,000, respectively. The decrease in the unrecognized tax benefit and the associated accrued interest payable for the six months ended July 31, 2010 primarily relates to the expiration of the statutes of limitation for certain jurisdictions. We recognize estimated interest payable on underpayments of income taxes and estimated penalties as components of income tax expense. As of July 31 and January 31, 2010, we had approximately $116,000 and $525,000, respectively, of accrued interest and penalties related to uncertain income tax positions. We recorded income tax expense (benefit) relating to interest and penalties on uncertain tax positions of $(419,000) and $(409,000) for the three and six months ended July 31, 2010, respectively, and $92,000 and $124,000 for the three and six months ended July 31, 2009, respectively.

The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized as of July 31, 2010 and 2009, is $141,000 and $172,000, respectively. Based upon our assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will change from those recorded at July 31, 2010. Included in the $557,000 of unrecognized benefits noted above, is $335,000 which, due to the reasons above, could decrease during the next twelve months.
Equity in Earnings (Loss) of Unconsolidated Entities - (also see the “Impairment of Unconsolidated Entities” section of the MD&A)
Equity in earnings (loss) of unconsolidated entities was $1,286,000 for the three months ended July 31, 2010 compared to ($5,535,000) for the three months ended July 31, 2009, representing an increase of $6,821,000. This variance is primarily attributed to the following increases that represents our share of the transactions that occurred within our equity method investments:
-	Commercial Group
•
$2,575,000 related to the 2010 contribution of partnership interests to a new joint venture in the University Park project resulting in joint control with the outside partner. The seven buildings were fully consolidated in 2009 and converted to the equity method of accounting in 2010 due to the partial disposition; and

•	$2,307,000 primarily related to lease termination fee income at San Francisco Centre, a regional mall located in San Francisco, California.
-	Residential Group
•	$1,688,000 primarily related to a decrease in lease-up losses at Uptown Apartments, an apartment community in Oakland, California;

•	$1,397,000 related to the deconsolidation of seven properties as a result of adopting new accounting guidance on the consolidation of VIEs; and

•
$796,000 related to the 2010 disposition of partial interests in three apartment communities, The Grand, Lenox Club and Lenox Park, which were fully consolidated in 2009 and converted to the equity method of accounting in 2010 upon the partial disposition.

-	Land Development Group
•	$1,248,000 related to increased land sales at various land development projects in San Antonio, Texas.
-	The Nets
•	$1,146,000 related to The Nets (see “The Nets” section of the MD&A).
These increases were partially offset by the following decreases:
-	Commercial Group
•	$2,557,000 related to the write-off of an abandoned development project in Pittsburgh, Pennsylvania; and

•	$1,046,000 related to the 2010 loss on disposition of our partnership interests in Metreon, a specialty retail center in San Francisco, California.
-	Residential Group
•	$948,000 primarily related to increased interest expense due to the refinancing of Bayside Village, an apartment community in San Francisco, California.
The balance of the remaining increase of $215,000 was due to fluctuations in the operations of our equity method investments.

Equity in loss of unconsolidated entities was $2,939,000 for the six months ended July 31, 2010 compared to $11,841,000 for the six months ended July 31, 2009, representing an increase of $8,902,000. This variance is primarily attributed to the following increases that occurred within our equity method investments:
-	Commercial Group
•
$3,946,000 related to the 2010 contribution of partnership interests to a new joint venture in the University Park project resulting in joint control with the outside partner. The seven buildings were fully consolidated in 2009 and converted to the equity method of accounting in 2010 due to the partial disposition;

•	$3,189,000 primarily related to lease termination fee income at San Francisco Centre; and

•	$644,000 related to earnings from the phased-in opening of the East River Plaza retail center in Manhattan, New York.
-	Residential Group
•	$2,065,000 primarily related to a decrease in lease-up losses at Uptown Apartments;

•	$2,026,000 related to the deconsolidation of seven properties as a result of adopting new accounting guidance on the consolidation of VIEs; and

•
$1,283,000 related to the 2010 disposition of partial interests in three apartment communities, The Grand, Lenox Club and Lenox Park, which were fully consolidated in 2009 and converted to the equity method of accounting in 2010 upon the partial disposition.

-	Land Development Group
•	$1,958,000 related to increased land sales at various land development projects in San Antonio, Texas.
-	The Nets
•	$1,397,000 related to The Nets (see “The Nets” section of the MD&A).
These increases were partially offset by the following decreases:
-	Commercial Group
•	$2,557,000 related to the write-off of an abandoned development project in Pittsburgh, Pennsylvania; and

•	$1,046,000 related to the 2010 loss on disposition of our partnership interests in Metreon.
-	Residential Group
•	$1,838,000 primarily related to increased interest expense due to the refinancing of Bayside Village.
-	Land Development Group
•	$2,396,000 related to the 2009 net gain on an industrial land sale at Mesa Del Sol in Albuquerque, New Mexico.
The balance of the remaining increase of $231,000 was due to fluctuations in the operations of our equity method investments.
Discontinued Operations
All revenues and expenses of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Operations for the three and six months ended July 31, 2010 and 2009. We consider assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing. There were no assets classified as held for sale at July 31 and January 31, 2010.
During the second quarter of 2010, we sold 101 San Fernando, an apartment community in San Jose, California, which generated a gain on disposition of a rental property of $6,204,000, before tax and noncontrolling interest ($1,099,000, net of tax and noncontrolling interest). The gain along with the operating results of the property through the date of sale is classified as discontinued operations for the three and six months ended July 31, 2010 and 2009.

During the third quarter of 2009, we sold Sterling Glen of Glen Cove and Sterling Glen of Great Neck, two supported-living apartment properties in New York. The operating results of the properties are classified as discontinued operations for the three and six months ended July 31, 2009.
During the first quarter of 2009, we sold Grand Avenue, a specialty retail center in Queens, New York, which generated a pre-tax gain on disposition of a rental property of $4,548,000, ($2,784,000, net of tax). The gain along with the operating results of the property through the date of sale is classified as discontinued operations for the six months ended July 31, 2010 and 2009.
The following table lists rental properties included in discontinued operations:

				Three	Six	Three	Six
				Months	Months	Months	Months
		Square Feet/	Period	Ended	Ended	Ended	Ended
Property	Location	Number of Units	Disposed	7/31/2010	7/31/2010	7/31/2009	7/31/2009

Residential Group:
101 San Fernando	San Jose, California	323 units	Q2-2010	Yes	Yes	Yes	Yes
Sterling Glen of Glen Cove	Glen Cove, New York	80 units	Q3-2009	-	-	Yes	Yes
Sterling Glen of Great Neck	Great Neck, New York	142 units	Q3-2009	-	-	Yes	Yes
Commercial Group:
Grand Avenue	Queens, New York	100,000 square feet	Q1-2009	-	-	-	Yes
The operating results related to discontinued operations were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Revenues from real estate operations	$1,141	$3,038	$2,638	$6,862

Expenses
Operating expenses	879	895	1,696	2,037
Depreciation and amortization	267	962	669	2,017

	1,146	1,857	2,365	4,054

Interest expense	(11)	(816)	(124)	(1,935)
Amortization of mortgage procurement costs	(6)	(28)	(14)	(60)

Interest income	2	-	4	-
Gain on disposition of rental properties	6,204	-	6,204	4,548

Earnings before income taxes	6,184	337	6,343	5,361

Income tax expense (benefit)
Current	(183)	(18)	(234)	3,795
Deferred	1,070	146	1,179	(1,723)

	887	128	945	2,072

Earnings from discontinued operations	5,297	209	5,398	3,289

Noncontrolling interest, net of tax
Gain on disposition of rental properties	4,211	-	4,211	-
Operating earnings (loss) from rental properties	(1)	8	6	19

	4,210	8	4,217	19

Earnings from discontinued operations attributable to Forest City Enterprises, Inc.	$1,087	$201	$1,181	$3,270

FINANCIAL CONDITION AND LIQUIDITY
Ongoing economic conditions have negatively impacted the availability of and access to capital, particularly for the real estate industry. Originations of new loans for commercial mortgage backed securities remain limited. Financial institutions have significantly reduced their lending with an emphasis on reducing their exposure to commercial real estate. While the long-term impact is still unknown, borrowing costs for us will likely continue to rise and financing levels will continue to decrease over the foreseeable future.
Our principal sources of funds are cash provided by operations including land sales, the bank revolving credit facility, nonrecourse mortgage debt and notes payable, dispositions of operating properties or development projects through sales or equity joint ventures, proceeds from the issuance of senior notes, proceeds from the issuance of common or preferred equity and other financing arrangements. Our principal uses of funds are the financing of development projects and acquisitions of real estate, capital expenditures for our existing portfolio and principal and interest payments on our nonrecourse mortgage debt, notes payable and bank revolving credit facility, interest payments on our outstanding senior notes and dividend payments on our newly issued Series A preferred stock.
Our primary capital strategy seeks to isolate the operating and financial risk at the property level to maximize returns and reduce risk on and of our equity capital. As such, substantially all of our operating and development properties are separately encumbered with nonrecourse mortgage debt and notes payable. We do not cross-collateralize our mortgage debt and notes payable outside of a single identifiable project. We operate as a C-corporation and retain substantially all of our internally generated cash flows. This cash flow, together with refinancing and property sale proceeds, has historically provided us with the necessary liquidity to take advantage of investment opportunities. The economic downturn and its impact on the lending and capital markets reduced our ability to finance development and acquisition opportunities and also increased the required rates of return to make new investment opportunities appealing. As a result of these market changes, we have dramatically cut back on new development and acquisition activities.
Despite the dramatic decrease in development activities, we still intend to complete all projects that are under construction. We continue to make progress on certain other pre-development projects primarily located in core markets. The cash we believe is required to fund our equity in projects under construction and development plus any cash necessary to extend or paydown the remaining 2010 debt maturities is anticipated to exceed our cash from operations. As a result, we intend to extend maturing debt or repay it with net proceeds from property sales, equity joint ventures or future debt or equity financing. We continue to successfully extend maturing nonrecourse debt during 2010 as described in more detail below. We also generated significant proceeds from property sales and equity joint ventures of $190,001,000 during the six months ended July 31, 2010.
During the first six months of 2010, we continued our momentum from fiscal 2009 of addressing future liquidity needs related to our near to mid-term senior unsecured notes. In March 2010, we exchanged $178,749,000 of our senior notes due 2011, 2015 and 2017 for $170,000,000 of Series A preferred stock. At the same time, we issued an additional $50,000,000 of Series A preferred stock for cash, which was used to defray offering costs and costs associated with entering into equity call hedge transactions with the remaining $26,900,000 used for general corporate purposes. The transactions involving the Series A preferred stock strengthened our balance sheet by replacing at a discount recourse senior debt having near to mid-term maturities with permanent equity while generating a modest amount of liquidity. During June 2010, we further addressed our senior note maturities and took advantage of opportunities created by current market conditions when we purchased on the open market $19,030,000 face value of our unsecured senior notes due 2011 and 2015 for $16,569,000. In total, during the first six months of 2010, we have reduced the principal balance of our near to mid-term senior notes by approximately $198,000,000 and only invested $16,569,000 of cash to accomplish this debt reduction. We continue to explore various other options to strengthen our balance sheet and enhance our liquidity, but can give no assurance that we can accomplish any of these other options on favorable terms or at all. If we cannot enhance our liquidity, it could negatively impact our growth and result in further curtailment of development activities.
As of July 31, 2010 we had $520,827,000 of mortgage financings with scheduled maturities during the fiscal year ending January 31, 2011, of which $36,710,000 represents scheduled payments. Subsequent to July 31, 2010, we have addressed $286,068,000 of these 2010 maturities, through closed transactions, commitments and/or automatic extensions. We also have extension options available on $16,997,000 of these 2010 maturities, all of which require some predefined condition in order to qualify for the extension, such as meeting or exceeding leasing hurdles, loan to value ratios or debt service coverage requirements. We cannot give assurance that the defined hurdles or milestones will be achieved to qualify for these extensions. We are currently in negotiations to refinance and/or extend the remaining $181,052,000 of scheduled nonrecourse mortgage maturities for the year ended January 31, 2011. We cannot give assurance as to the ultimate result of these negotiations.
As of July 31, 2010, we had three nonrecourse mortgages greater than five percent of our total nonrecourse mortgage debt and notes payable. The mortgages, encumbered by New York Times, an office building in Manhattan, New York, Beekman, a mixed-use residential project under construction in Manhattan, New York and Ridge Hill, a retail center currently under construction in Yonkers, New York, have outstanding balances of $640,000,000, $635,000,000 and $361,678,000, respectively, at July 31, 2010.
As of July 31, 2010, our share of nonrecourse mortgage debt and notes payable recorded on our unconsolidated subsidiaries amounted to $1,693,788,000 of which $98,875,000 ($11,022,000 represents scheduled principal payments) was scheduled to mature during the year ending January 31, 2011. Subsequent to July 31, 2010, we have addressed $22,501,000 of these 2010 maturities through closed nonrecourse mortgage transactions, commitments and/or automatic extensions. We also had extension options on $11,860,000 of these 2010 maturities, all of which require predefined condition in order to qualify for the extension, such as meeting or exceeding leasing hurdles, loan to value ratios or debt service coverage requirements. We cannot give assurance that the defined hurdles or milestones will be achieved to qualify for the extensions. Negotiations are ongoing on the remaining 2010 maturities, but we cannot give assurance that we will obtain these financings on favorable terms or at all.
We have one nonrecourse mortgage amounting to $73,500,000 that is in default as of July 31, 2010. One of our joint ventures accounted for under the equity method of accounting has a nonrecourse mortgage amounting to $1,774,000 that is past due or in default at July 31, 2010. While we are actively negotiating with the lenders to resolve these mortgage defaults, there is no assurance that the negotiations will be successful. As with all nonrecourse mortgages, if we go into default and are unable to negotiate an extension or otherwise cure the default, the lender could commence foreclosure proceedings and we could lose the property.
Bank Revolving Credit Facility
On January 29, 2010, we and our 15-member bank group entered into a Second Amended and Restated Credit Agreement and a Second Amended and Restated Guaranty of Payment of Debt (collectively the “Credit Agreement”). The Credit Agreement, which matures on February 1, 2012, provides for total borrowings of $500,000,000, subject to permanent reduction as we receive net proceeds from specified external capital raising events in excess of $250,000,000 (see below). The Credit Agreement bears interest at either a LIBOR-based rate or a Base Rate Option. The LIBOR Rate Option is the greater of 5.75% or 3.75% over LIBOR and the Base Rate Option is the greater of the LIBOR Rate Option, 1.5% over the Prime Rate or 0.5% over the Federal Funds Effective Rate. Up to 20% of the available borrowings may be used for letters of credit or surety bonds. Additionally, the Credit Agreement requires a specified amount of available borrowings to be reserved for the retirement of indebtedness. The Credit Agreement has a number of restrictive covenants including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that we may incur, restrictions on the pledging of ownership interests in subsidiaries, limitations on the use of cash sources and a prohibition on common stock dividends through the maturity date. The Credit Agreement also contains certain financial covenants, including maintenance of minimum liquidity, debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as defined in the Credit Agreement). At July 31, 2010, we were in compliance with all of these financial covenants.
We also entered into a Pledge Agreement (“Pledge Agreement”) with various banks party to the Credit Agreement. The Pledge Agreement secures our obligations under the Credit Agreement by granting a security interest to certain banks in our right, title and interest as a member, partner, shareholder or other equity holder of certain direct subsidiaries, including, but not limited to, its right to receive profits, proceeds, accounts, income, dividends, distributions or return of capital from such subsidiaries, to the extent the granting of such security interest would not result in a default under project level financing or the organizational documents of such subsidiary.
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
On August 24, 2010, we entered into a second amendment to the Credit Agreement that sets forth the terms and conditions under which we may in the future issue additional preferred equity with and without the prior consent of the administrative agent but, in either case, without a further specific amendment to the Credit Agreement. These terms and conditions include, among others, that a majority of the proceeds from the additional preferred equity shall be used to retire outstanding senior notes and that any dividends payable with respect to the additional preferred equity shall not exceed the aggregate debt service on the senior notes retired plus $3,000,000 annually.
The available credit on the bank revolving credit facility was as follows:

	July 31, 2010		January 31, 2010
	(in thousands)

Maximum borrowings	$497,028	(1)	$500,000
Less outstanding balances and reserves:
Borrowings	112,472		83,516
Letters of credit	85,023		90,939
Surety bonds	-		-
Reserve for retirement of indebtedness	46,891		105,067

Available credit	$252,642		$220,478

(1)	Effective August 5, 2010, maximum borrowings were further reduced to $481,704.

Senior and Subordinated Debt
Our Senior and Subordinated Debt is comprised of the following:

	July 31, 2010	January 31, 2010
	(in thousands)

Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011, net of discount	$44,801	$98,944
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	198,643	198,480
7.625% Senior Notes due 2015	178,253	300,000
5.000% Convertible Senior Notes due 2016	200,000	200,000
6.500% Senior Notes due 2017	132,144	150,000
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	853,841	1,047,424

Subordinated Debt:
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Senior and Subordinated Debt	$882,841	$1,076,424

On June 7, 2010 and June 22, 2010, we purchased on the open market $12,030,000 in principal amount of our 6.500% senior notes due 2017 and $7,000,000 in principal amount of our 3.625% puttable equity-linked senior notes due 2011, respectively. These purchases resulted in a gain, net of associated deferred financing costs of $1,896,000 during the three months ended July 31, 2010, which is recorded as early extinguishment of debt.
On March 4, 2010, we entered into separate, privately negotiated exchange agreements with certain holders of three separate series of our senior notes due 2011, 2015 and 2017. Under the terms of the agreements, these holders agreed to exchange their notes for a new issue of Series A preferred stock. Amounts exchanged in each series are as follows: $51,176,000 of 3.625% puttable equity-linked senior notes due 2011, $121,747,000 of 7.625% senior notes due 2015 and $5,826,000 of 6.500% senior notes due 2017, which were exchanged for $50,664,000, $114,442,000 and $4,894,000 of Series A preferred stock, respectively. This exchange resulted in a gain, net of associated deferred financing costs of $6,297,000 during the six months ended July 31, 2010, which is recorded as early extinguishment of debt.
Puttable Equity-Linked Senior Notes due 2011
On October 10, 2006, we issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 (“2011 Notes”) in a private placement. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15. During the year ended January 31, 2009, we purchased on the open market $15,000,000 in principal amount of our 2011 Notes. On October 7, 2009, we entered into privately negotiated exchange agreements with certain holders of the 2011 Notes to exchange $167,433,000 of aggregate principal amount of their 2011 Notes for a new issue of 3.625% puttable equity-linked senior notes due October 2014. As discussed above, on June 22, 2010, we purchased on the open market $7,000,000 in principal amount of our 2011 Notes. Also discussed above, on March 4, 2010, we retired $51,176,000 of 2011 Notes in exchange for Series A preferred stock. There was $46,891,000 ($44,801,000, net of discount) and $105,067,000 ($98,944,000, net of discount) of principal outstanding at July 31, 2010 and January 31, 2010, respectively.
Holders may put their notes to us at their option on any day prior to the close of business on the scheduled trading day immediately preceding July 15, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the put value rate (as defined) on each such day; (2) during any fiscal quarter, if the last reported sale price of our Class A common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the applicable put value price in effect on the last trading day of the immediately preceding fiscal quarter; or (3) upon the occurrence of specified corporate events as set forth in the applicable indenture. On and after July 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may put their notes to us at any time, regardless of the foregoing circumstances. In addition, upon a designated event, as defined, holders may require us to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, as set forth in the applicable indenture. At July 31, 2010, none of the aforementioned circumstances have been met.

If a note is put to us, a holder would receive (i) cash equal to the lesser of the principal amount of the note or the put value and (ii) to the extent the put value exceeds the principal amount of the note, shares of our Class A common stock, cash, or a combination of Class A common stock and cash, at our option. The initial put value rate was 15.0631 shares of Class A common stock per $1,000 principal amount of notes (equivalent to a put value price of $66.39 per share of Class A common stock). The put value rate will be subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change,” as defined in the applicable indenture, occurs prior to the maturity date, we will in some cases increase the put value rate for a holder that elects to put their notes.
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
The 2011 Notes are our only senior notes that qualify as convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. The carrying amounts of our debt and equity balances related to the 2011 Notes are as follows:

	July 31, 2010	January 31, 2010
	(in thousands)

Carrying amount of equity component	$7,484	$16,769

Outstanding principal amount of the puttable equity-linked senior notes	46,891	105,067
Unamortized discount	(2,090)	(6,123)

Net carrying amount of the puttable equity-linked senior notes	$44,801	$98,944

The unamortized discount will be amortized as additional interest expense through October 15, 2011. The effective interest rate for the liability component of the puttable equity-linked senior notes was 7.51% for both the three and six months ended July 31, 2010 and 2009. We recorded non-cash interest expense of $358,000 and $852,000 for the three and six months ended July 31, 2010, respectively, and $2,174,000 and $4,315,000 for the three and six months ended July 31, 2009, respectively. We recorded contractual interest expense of $462,000 and $1,151,000 for the three and six months ended July 31, 2010, respectively, and $2,469,000 and $4,939,000 for the three and six months ended July 31, 2009, respectively.
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
Senior Notes due 2015
On May 19, 2003, we issued $300,000,000 of 7.625% senior notes due June 1, 2015 (“2015 Notes”) in a public offering. Accrued interest is payable semi-annually on December 1 and June 1. These senior notes may be redeemed by us, in whole or in part, at any time on or after June 1, 2008 at an initial redemption price of 103.813% that is systematically reduced to 100% through June 1, 2011. As of June 1, 2010, the redemption price was reduced to 101.271%. As discussed above, on March 4, 2010, we retired $121,747,000 of 2015 Notes in exchange for Series A preferred stock.

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
Senior Notes due 2017
On January 25, 2005, we issued $150,000,000 of 6.500% senior notes due February 1, 2017 (“2017 Notes”) in a public offering. Accrued interest is payable semi-annually on February 1 and August 1. These senior notes may be redeemed by us, in whole or in part, at any time on or after February 1, 2010 at a redemption price of 103.250% beginning February 1, 2010 and systematically reduced to 100% through February 1, 2013. As discussed above, on June 7, 2010, we purchased on the open market $12,030,000 in principal of our 2017 Notes. Also discussed above, on March 4, 2010, we retired $5,826,000 of 2017 Notes in exchange for Series A preferred stock.
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
Subordinated Debt
In May 2003, we purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. The bonds bear a fixed interest rate of 7.875%. We evaluated the transfer pursuant to the accounting guidance on accounting for transfers and servicing of financial assets and extinguishment of liabilities and have determined that the transfer does not qualify for sale accounting principally because we have guaranteed the payment of principal and interest in the event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, we are the primary beneficiary of this VIE and the book value (which approximated amortized costs) of the bonds was recorded as a collateralized borrowing reported as senior and subordinated debt and as held-to-maturity securities reported as other assets.
Financing Arrangements
Collateralized Borrowings
On August 16, 2005, the Park Creek Metropolitan District (the “District”) issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially were to pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC, a consolidated subsidiary, entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC was entitled and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. The District withdrew $58,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures by June 2, 2008 and the Junior Subordinated Bonds became Converted Bonds. The Converted Bonds were acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and we simultaneously entered into a total rate of return swap (“TRS”) with a notional amount of $58,000,000. We receive a fixed rate of 8.5% and pay the Security Industry and Financial Markets Association (“SIFMA”) rate plus a spread on the TRS related to the Converted Bonds. We determined that the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control; therefore, the Converted Bonds have been recorded as a secured borrowing.
During the year ended January 31, 2009, a consolidated subsidiary purchased $10,000,000 of the Converted Bonds from one of the investment banks. Simultaneous with the purchase, a $10,000,000 TRS contract was terminated and the corresponding amount of the secured borrowing was removed from the Consolidated Balance Sheets. On April 16, 2009, an additional $5,000,000 of the Converted Bonds was purchased by another consolidated subsidiary, and a corresponding amount of a related TRS was terminated and the corresponding secured borrowing was removed from the Consolidated Balance Sheets. The fair value of the Converted Bonds recorded in other assets was $58,000,000 at both July 31 and January 31, 2010. The outstanding TRS contracts on the $43,000,000 of secured borrowings related to the Converted Bonds at both July 31 and January 31, 2010 were supported by collateral consisting primarily of certain notes receivable owned by us aggregating $33,055,000. We recorded net interest income of $503,000 and $1,025,000 related to the TRS for the three and six months ended July 31, 2010, respectively, and $478,000 and $1,320,000 for the three and six months ended July 31, 2009, respectively.
Other Financing Arrangements
A consolidated subsidiary of ours has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $16,606,000 of this commitment as of July 31, 2010. In addition, in June 2009, the consolidated subsidiary committed to fund $10,000,000 to the City of Denver and certain of its entities to be used to fund additional infrastructure projects and has funded $1,922,000 of this commitment as of July 31, 2010.
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
We are actively working to refinance and/or extend the maturities of the nonrecourse debt that is coming due in the next 24 months. During the six months ended July 31, 2010, we completed the following financings:

Purpose of Financing	Amount
(in thousands)

Refinancings	$4,900
Development projects	545,008
Loan extensions/additional fundings	200,513

$750,421

Interest Rate Exposure
At July 31, 2010, the composition of nonrecourse mortgage debt was as follows:

						Total
	Operating	Development		Land		Weighted
	Properties	Projects		Projects	Total	Average Rate
	(dollars in thousands)

Fixed	$3,722,577	$138,395		$11,469	$3,872,441	6.16%
Variable
Taxable	1,604,725	1,013,700		7,075	2,625,500	4.47%
Tax-Exempt	526,027	203,900		43,000	772,927	2.13%

	$5,853,329	$1,355,995	(1)	$61,544	$7,270,868	5.12%

Total commitment from lenders		$2,107,710		$64,843

(1)
Proceeds from outstanding debt of $183,640 described above are recorded as restricted cash and escrowed funds. For bonds issued in conjunction with development, the full amount of the bonds is issued at the beginning of construction and must remain in escrow until costs are incurred.

To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)

08/01/10-02/01/11(1)	$1,000,796	4.71%	$1,141,200	4.02%
02/01/11-02/01/12	534,192	5.08%	1,245,900	3.77%
02/01/12-02/01/13	491,182	5.53%	685,000	5.43%
02/01/13-02/01/14	476,100	5.50%	685,000	5.43%
02/01/14-09/01/17	-	-	640,000	5.50%
(1)
These LIBOR-based hedges as of August 1, 2010 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under construction and development or anticipated to be under construction and development during the year ending January 31, 2011.

Tax-Exempt (Priced off of SIFMA Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)

08/01/10-02/01/11	$174,639	5.83%	$-	-
02/01/11-02/01/12	174,639	5.83%	-	-
02/01/12-02/01/13	113,929	5.89%	-	-
The tax-exempt caps expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 2.84% and has never exceeded 8.00%.
Forward Swaps
We purchased the interest rate hedges summarized in the tables above to mitigate variable interest rate risk. We have entered into derivative contracts that are intended to economically hedge certain of our interest rate risk, even though the contracts do not qualify for hedge accounting or we have elected not to apply hedge accounting. In situations in which hedge accounting is discontinued, or not elected, and the derivative remains outstanding, we record the derivative at its fair value and recognize changes in the fair value in our Consolidated Statements of Operations.
We have entered into forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, we intend to simultaneously terminate the forward swap associated with that financing. At April 30, 2010, we had two forward swaps with an aggregate notional amount of $160,000,000, neither of which qualified for hedge accounting. The change in fair value of these swaps is marked to market through earnings on a quarterly basis. On May 3, 2010, we terminated one of these swaps with a notional amount of $107,000,000. As a result, at July 31, 2010, we have one remaining forward swap outstanding with a notional amount of $56,200,000. Related to these forward swaps, we recorded $4,417,000 and $4,725,000 for the three and six months ended July 31, 2010, respectively, as an increase to interest expense and $(6,489,000) and $(7,144,000) for the three and six months ended July 31, 2009, respectively, as a reduction of interest expense.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of July 31, 2010, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $10,887,000 at July 31, 2010. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $9,097,000 at July 31, 2010. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.

From time to time, we and/or certain of our joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At July 31, 2010, the SIFMA rate is 0.28%. Additionally, we and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to us and/or the Joint Ventures. At July 31, 2010, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $279,755,000. The underlying TRS borrowings are subject to a fair value adjustment.
Cash Flows
Operating Activities
Net cash provided by operating activities was $65,948,000 and $125,911,000 for the six months ended July 31, 2010 and 2009, respectively. The net decrease in cash provided by operating activities in the six months ended July 31, 2010 compared to the six months ended July 31, 2009 of $59,963,000 is the result of the following (in thousands):

Decrease in rents and other revenues received	$(59,485)
Decrease in interest and other income received	(14,141)
Increase in cash distributions from unconsolidated entities	314
Increase in proceeds from land sales - Land Development Group	2,666
Increase in proceeds from land sales - Commercial Group	3,115
Increase in land development expenditures	(13,397)
Decrease in operating expenditures	31,655
Decrease in termination costs paid	3,643
Increase in restricted cash and escrowed funds used for operating purposes	(9,869)
Increase in interest paid	(4,464)

Net decrease in cash provided by operating activities	$(59,963)

Investing Activities
Net cash used in investing activities was $580,183,000 and $607,040,000 for the six months ended July 31, 2010 and 2009, respectively. Net cash used in investing activities consisted of the following:

	Six Months Ended July 31,
	2010	2009
	(in thousands)

Capital expenditures	$(400,085)	$(459,109)

Payment of lease procurement costs	(13,598)	(4,581)

(Increase) decrease in other assets	(22,026)	5,459

(Increase) decrease in restricted cash and escrowed funds used for investing purposes:
Barclays Center, a sports arena complex in Brooklyn, New York currently under construction	(194,274)	-
Beekman, a mixed-use residential project under construction in Manhattan, New York	(133,971)	(130,719)
Atlantic Yards, a mixed-use development project in Brooklyn, New York	(48,512)	2,320
American Cigar Company, an apartment community in Richmond, Virginia	(5,458)	-
Two MetroTech Center, an office building in Brooklyn, New York	(2,647)	(1,562)
One MetroTech Center, an office building in Brooklyn, New York	(315)	6,210
Collateral returned for a forward swap on East River Plaza, an unconsolidated retail project in Manhattan, New York	22,930	9,625
DKLB BKLN (formerly 80 DeKalb), an apartment community in Brooklyn, New York	15,392	(5,424)
One Pierrepont Plaza, an office building in Brooklyn, New York	957	2,056
Easthaven at the Village, an apartment community in Beachwood, Ohio	243	(2,045)
Higbee Building, an office building in Cleveland, Ohio	-	(8,466)
Village at Gulfstream, a specialty retail center in Hallandale Beach, Florida	-	2,992
Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois	-	2,882
Other	102	(3,518)

Subtotal	(345,553)	(125,649)

Proceeds from disposition of partial interests in rental properties (2010) and disposition of rental properties (2010 and 2009):
Disposition of partial interest in seven buildings in our University Park project in Cambridge, Massachusetts	140,545	-
Disposition of partial interest in The Grand, Lenox Club and Lenox Park, apartment communities in the Washington D.C. metropolitan area	28,922	-
101 San Fernando, an apartment community in San Jose, California	20,534	-
Grand Avenue, a specialty retail center in Queens, New York	-	9,042

Subtotal	190,001	9,042

Change in investments in and advances to affiliates - (investment in) or return of investment:
Dispositions:
Metreon, an unconsolidated specialty retail center in San Francisco, California	17,882	-
Land Development:
Woodforest, an unconsolidated project in Houston, Texas	(3,850)	-
Gladden Farms II, a previously unconsolidated project in Marana, Arizona	-	(6,312)
Residential Projects:
Autumn Ridge, primarily refinancing proceeds from an unconsolidated project in Sterling Heights, Michigan	4,886	-
St. Mary’s Villa, primarily refinancing proceeds from an unconsolidated project in Newark, New Jersey	-	4,830
Uptown Apartments, an unconsolidated project in Oakland, California	-	(4,171)
New York City Projects:
Barclays Center, a sports arena complex in Brooklyn, New York currently under construction	-	11,382
The Nets, a National Basketball Association member	-	(24,000)
Commercial Projects:
Village at Gulfstream, an unconsolidated retail development project in Hallandale Beach, California	(3,804)	-
Metreon, an unconsolidated specialty retail center in San Francisco, California (Prior to disposition during the second quarter of 2010)	(2,024)	-
Mesa del Sol Fidelity, an unconsolidated office building in Albuquerque, New Mexico	-	(1,524)
Return of temporary advances from various Commercial Group properties to implement uniform portfolio cash management process	(9,717)	(3,023)
Other net (advances) returns of investment of equity method investments and other advances to affiliates	7,705	(9,384)

Subtotal	11,078	(32,202)

Net cash used in investing activities	$(580,183)	$(607,040)

Financing Activities
Net cash provided by financing activities was $449,558,000 and $406,240,000 for the six months ended July 31, 2010 and 2009, respectively. Net cash provided by financing activities consisted of the following:

	Six Months Ended July 31,
	2010	2009
	(in thousands)

Proceeds from nonrecourse mortgage debt and notes payable	$330,555	$530,804
Principal payments on nonrecourse mortgage debt and notes payable	(61,534)	(121,514)
Borrowings on bank revolving credit facility	477,822	173,000
Payments on bank revolving credit facility	(448,866)	(495,917)
Payment of subordinated debt	-	(20,400)
Purchase of senior notes due 2011 and 2017	(16,569)	-
Payment of deferred financing costs	(19,793)	(10,139)

(Increase) decrease in restricted cash and escrowed funds:
Johns Hopkins - 855 North Wolfe Street, an office building in East Baltimore, Maryland	(3,096)	-
42nd Street, a specialty retail center in Manhattan, New York	(1,700)	-
Ten MetroTech Center, an office building in Brooklyn, New York	(1,164)	-
Hamel Mill Lofts, an apartment complex in Haverhill, Massachusetts	-	8,648
Sky55, an apartment complex in Chicago, Illinois	-	2,176
Easthaven at the Village, an apartment community in Beachwood, Ohio	-	2,147
Other	-	1,584

Subtotal	(5,960)	14,555

Decrease in checks issued but not yet paid	(2,061)	(7,805)
Proceeds from issuance of Series A preferred stock, net of $5,544 of issuance costs	44,456	-
Payment for equity call hedge related to the issuance of Series A preferred stock	(17,556)	-
Dividends paid to preferred shareholders	(4,107)	-
Sale of common stock, net	-	329,917
Purchase of treasury stock	(711)	(129)
Contributions from redeemable noncontrolling interest	181,909	-
Contributions from noncontrolling interests	2,499	18,111
Distributions to noncontrolling interests	(10,526)	(4,243)

Net cash (used in) provided by financing activities	$449,558	$406,240

LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.
VARIABLE INTEREST ENTITIES
Our VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, land development and The Nets, a member of the NBA in which we account for our investment on the equity method of accounting. As of July 31, 2010, we determined that we were the primary beneficiary of 35 VIEs representing 23 properties (19 VIEs representing 9 properties in the Residential Group, 14 VIEs representing 12 properties in the Commercial Group and 2 VIEs/properties in the Land Development Group). The creditors of the consolidated VIEs do not have recourse to our general credit. As of July 31, 2010, we held variable interests in 62 VIEs for which we are not the primary beneficiary. The maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our investments in those VIEs totaling approximately $98,000,000 at July 31, 2010.
In addition to the VIEs described above, we have also determined that we are the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 as of July 31, 2010 (see the “Senior and Subordinated Debt” section of the MD&A).
NEW ACCOUNTING GUIDANCE
The following accounting pronouncements were adopted during the six months ended July 31, 2010:
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
CLASS A COMMON UNITS
We issued Class A Common Units (“Units”) in a jointly-owned limited liability company in exchange for interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. The Units may be exchanged for one of the following forms of consideration at our sole discretion: (i) an equal number of shares of our Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of our Class A common stock. We have no rights to redeem or repurchase the Units. At July 31 and January 31, 2010, 3,646,755 Units were outstanding. The carrying value of the Units of $186,021,000 is included as noncontrolling interests in the equity section of the Consolidated Balance Sheets at July 31 and January 31, 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Ongoing economic conditions have negatively impacted the lending and capital markets. Our market risk includes the increased difficulty or inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At July 31, 2010, our outstanding variable-rate debt portfolio consisted of $2,737,972,000 of taxable debt and $772,927,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. However, due to the current market conditions, when available, we are currently extending maturities with existing lenders at current market terms. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)

08/01/10-02/01/11(1)	$1,000,796	4.71%	$1,141,200	4.02%
02/01/11-02/01/12	534,192	5.08%	1,245,900	3.77%
02/01/12-02/01/13	491,182	5.53%	685,000	5.43%
02/01/13-02/01/14	476,100	5.50%	685,000	5.43%
02/01/14-09/01/17	-	-	640,000	5.50%
(1)
These LIBOR-based hedges as of August 1, 2010 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under construction and development or anticipated to be under construction and development during the year ending January 31, 2011.

Tax-Exempt (Priced off of SIFMA Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)

08/01/10-02/01/11	$174,639	5.83%	$-	-
02/01/11-02/01/12	174,639	5.83%	-	-
02/01/12-02/01/13	113,929	5.89%	-	-
The tax-exempt caps expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 2.84% and has never exceeded 8.00%.
Forward Swaps
We purchased the interest rate hedges summarized in the tables above to mitigate variable interest rate risk. We have entered into derivative contracts that are intended to economically hedge certain of our interest rate risk, even though the contracts do not qualify for hedge accounting or we have elected not to apply hedge accounting. In situations in which hedge accounting is discontinued, or not elected, and the derivative remains outstanding, we record the derivative at its fair value and recognize changes in the fair value in our Consolidated Statements of Operations.

We have entered into forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, we intend to simultaneously terminate the forward swap associated with that financing. At April 30, 2010, we had two forward swaps with an aggregate notional amount of $160,000,000, neither of which qualified for hedge accounting. The change in fair value of these swaps is marked to market through earnings on a quarterly basis. On May 3, 2010, we terminated one of these swaps with a notional amount of $107,000,000. As a result, at July 31, 2010, we have one remaining forward swap outstanding with a notional amount of $56,200,000. Related to these forward swaps, we recorded $4,417,000 and $4,725,000 for the three and six months ended July 31, 2010, respectively, as an increase to interest expense and $(6,489,000) and $(7,144,000) for the three and six months ended July 31, 2009, respectively, as a reduction of interest expense.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of July 31, 2010, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $10,887,000 at July 31, 2010. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $9,097,000 at July 31, 2010. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At July 31 and January 31, 2010, we reported interest rate caps, floors and swaptions at fair value of approximately $361,000 and $1,771,000, respectively, in other assets. At July 31 and January 31, 2010, we included interest rate swap agreements and TRS that had a negative fair value of approximately $179,985,000 and $192,526,000, respectively, (which includes the forward swaps) in accounts payable and accrued expenses. At July 31 and January 31, 2010, we included interest rate swap agreements and TRS that had a positive fair value of approximately $2,079,000 and $2,154,000, respectively, in other assets.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the table below contains the estimated fair value of our long-term debt at July 31, 2010.

			Fair Value
			with 100 bp Decrease
	Carrying Value	Fair Value	in Market Rates
	(in thousands)

Fixed	$4,755,282	$4,855,402	$5,220,750
Variable
Taxable	2,737,972	2,830,026	2,900,822
Tax-Exempt	772,927	754,033	821,803

Total Variable	$3,510,899	$3,584,059	$3,722,625

Total Long-Term Debt	$8,266,181	$8,439,461	$8,943,375

The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
July 31, 2010

	Expected Maturity Date
	Year Ending January 31,
							Total
						Period	Outstanding	Fair Market
Long-Term Debt	2011	2012	2013	2014	2015	Thereafter	7/31/10	Value 7/31/10
	(dollars in thousands)

Fixed:
Fixed-rate debt	$123,696	$305,958	$343,470	$846,190	$483,686	$1,769,441	$3,872,441	$4,133,441
Weighted average interest rate	7.69%	6.81%	6.12%	6.54%	5.95%	5.83%	6.16%

Senior & subordinated debt (1)	-	44,801 (3)	-	-	198,643 (4)	639,397	882,841	721,961
Weighted average interest rate	-%	3.63%	-%	-%	3.63%	6.54%	5.74%

Total Fixed-Rate Debt	123,696	350,759	343,470	846,190	682,329	2,408,838	4,755,282	4,855,402

Variable:
Variable-rate debt	397,131	603,509	926,034	46,411	12,414	640,001	2,625,500	2,717,554
Weighted average interest rate (2)	3.36%	4.10%	3.80%	6.05%	1.55%	6.40%	4.47%

Tax-exempt	-	132,430	204,616	91,565	815	343,501	772,927	754,033
Weighted average interest rate (2)	-%	2.61%	2.67%	2.78%	3.78%	1.45%	2.13%

Bank revolving credit facility (1)	-	-	112,472	-	-	-	112,472	112,472
Weighted average interest rate (2)	-%	-%	5.75%	-%	-%	-%	5.75%

Total Variable-Rate Debt	397,131	735,939	1,243,122	137,976	13,229	983,502	3,510,899	3,584,059

Total Long-Term Debt	$520,827	$1,086,698	$1,586,592	$984,166	$695,558	$3,392,340	$8,266,181	$8,439,461

Weighted average interest rate	4.39%	4.66%	4.30%	6.17%	5.21%	5.63%	5.20%

(1)	Represents recourse debt.
(2)	Weighted average interest rate is based on current market rates as of July 31, 2010.
(3)
Represents the principal amount of the puttable equity-linked senior notes of $46,891 less the unamortized discount of $2,090 as of July 31, 2010, as adjusted for the adoption of accounting guidance for convertible debt instruments. This unamortized discount is accreted through interest expense, which resulted in an effective interest rate of 7.51%.

(4)	Contains the principal amount of the puttable equity-linked senior notes of $32,567 less the unamortized discount of $1,357 as of July 31, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
January 31, 2010

	Expected Maturity Date
	Year Ending January 31,
							Total
						Period	Outstanding	Fair Market
Long-Term Debt	2011	2012	2013	2014	2015	Thereafter	1/31/10	Value 1/31/10
	(dollars in thousands)

Fixed:
Fixed-rate debt	$252,825	$355,527	$332,056	$824,186	$525,598	$1,849,040	$4,139,232	$4,116,848
Weighted average interest rate	7.04%	7.03%	5.99%	6.09%	5.99%	5.92%	6.13%

Senior & subordinated debt (1)	-	98,944 (3)	-	-	198,480 (4)	779,000	$1,076,420	861,606
Weighted average interest rate	-%	3.63%	-%	-%	3.63%	6.71%	5.86%

Total Fixed-Rate Debt	252,825	454,471	332,056	824,186	724,078	2,628,040	5,215,652	4,978,454

Variable:
Variable-rate debt	599,742	525,372	695,187	46,411	12,415	639,999	2,519,126	2,492,464
Weighted average interest rate (2)	3.72%	4.16%	4.87%	6.05%	1.43%	6.40%	4.84%

Tax-exempt	-	132,430	204,616	91,565	815	532,089	961,515	925,718
Weighted average interest rate (2)	-%	2.60%	2.47%	1.52%	3.70%	1.60%	1.92%

Bank revolving credit facility (1)	-	-	83,516	-	-	-	83,516	83,516
Weighted average interest rate (2)	-%	-%	5.75%	-%	-%	-%	5.75%

Total Variable-Rate Debt	599,742	657,802	983,319	137,976	13,230	1,172,088	3,564,157	3,501,698

Total Long-Term Debt	$852,567	$1,112,273	$1,315,375	$962,162	$737,308	$3,800,128	$8,779,809	$8,480,152

Weighted average interest rate	4.70%	4.85%	4.83%	5.66%	5.27%	5.56%	5.26%

(1)	Represents recourse debt.
(2)	Weighted average interest rate is based on current market rates as of January 31, 2010.
(3)
Represents the principal amount of the puttable equity-linked senior notes of $105,067 less the unamortized discount of $6,123 as of January 31, 2010, as adjusted for the adoption of accounting guidance for convertible debt instruments. This unamortized discount is accreted through interest expense, which resulted in an effective interest rate of 7.51%.

(4)	Contains the principal amount of the puttable equity-linked senior notes of $32,567 less the unamortized discount of $1,520 as of January 31, 2010.

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2010.
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b) – Not applicable.
(c) – Repurchase of equity securities during the quarter.

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased(1)	Per Share	or Programs	or Programs

Class A Common Stock
May 1 through May 31, 2010	9,147	$15.45	-	-
June 1 through June 30, 2010	16,098	$13.03	-	-
July 1 through July 31, 2010	216	$11.27	-	-

Total	25,461	$13.89	-	-

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

*3.3	-	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Forest City Enterprises, Inc. dated June 25, 2010.

*3.4	-	Code of Regulations as amended August 11, 2010.

4.1	-
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

*+10.28	-	Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated as of June 16, 2010).

+10.29	-
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

10.46	-
Second Amendment to Second Amended and Restated Credit Agreement and Second Amended and Restated Guaranty of Payment of Debt, dated as of August 24, 2010, by and among Forest City Rental Properties Corporation, Forest City Enterprises, Inc., KeyBank National Association, as Administrative Agent, PNC Bank National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 27, 2010 (File No. 1-4372).

Exhibit
Number		Description of Document

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	-
The following financial information from Forest City Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Loss (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text.

+	Management contract or compensatory arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6.

*	Filed herewith.

**
Submitted electronically herewith. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)

Date: September 8, 2010	/S/ ROBERT G. O’BRIEN Name: Robert G. O’Brien Title: Executive Vice President and Chief Financial Officer

Date: September 8, 2010	/S/ LINDA M. KANE Name: Linda M. Kane Title: Senior Vice President, Chief Accounting and Administrative Officer

Exhibit Index

Exhibit
Number		Description of Document

3.3	-	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Forest City Enterprises, Inc. dated June 25, 2010.

3.4	-	Code of Regulations as amended August 11, 2010.

10.28	-	Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated as of June 16, 2010).

31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	-
The following financial information from Forest City Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Loss (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text.