Form 10-K/A
period 2010-01-31
FOREST CITY ENTERPRISES INC
filed 2010-09-17
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 2
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of the outstanding common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $874,712,205.
The number of shares of registrant’s common stock outstanding on September 15, 2010 was 135,691,272 and 21,387,470 for Class A and Class B common stock, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders held on June 16, 2010 are incorporated by reference into Part III of the Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

Explanatory Paragraph
On March 30, 2010, Forest City Enterprises, Inc. (the “Company”) filed, with the Securities and Exchange Commission (the “SEC”), its Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (the “Report”), as amended on Form 10-K/A filed April 28, 2010. As disclosed in the Report, the Company has two equity method investments that met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X as of January 31, 2010.
Amendment No. 2 to the Report is being filed solely to include the separate financial statements of Nets Sports and Entertainment, LLC (“NSE”) as provided in Exhibit 99.1 attached hereto. In connection with the filing of this Amendment No. 2 to the Report and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the currently dated certifications of the principal executive officer and principal financial officer of the Company are attached as exhibits hereto.
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
Part IV
Item 15. Exhibits and Financial Schedules
Item 15 of the Report filed on March 30, 2010, is amended by the addition of the following exhibits:
Exhibits

Exhibit
Number	Description of Document
23	Consent of PricewaterhouseCoopers LLP.

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Nets Sports and Entertainment, LLC and Subsidiaries Consolidated Balance Sheets at June 30, 2010 and 2009, and Consolidated Statements of Operations, Consolidated Statements of Members’ Equity (Deficit), and Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2010, 2009 and 2008, including the Notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)
Date: September 17, 2010	BY:	/s/ Charles A. Ratner
(Charles A. Ratner, President and Chief Executive Officer)

EXHIBITS FILED HEREWITH

Exhibit
Number		Description of Document
23	-	Consent of PricewaterhouseCoopers LLP.

31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	-	Nets Sports and Entertainment, LLC and Subsidiaries Consolidated Balance Sheets at June 30, 2010 and 2009, and Consolidated Statements of Operations, Consolidated Statements of Members’ Equity (Deficit), and Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2010, 2009 and 2008, including the Notes thereto.