Form 10-Q
period 2010-10-31
FOREST CITY ENTERPRISES INC
filed 2010-12-08
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

Class	Outstanding at December 2, 2010
Class A Common Stock, $.33 1/3 par value	135,850,319 shares

Class B Common Stock, $.33 1/3 par value	21,227,963 shares

Forest City Enterprises, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Forest City Enterprises, Inc. and Subsidiaries

	Consolidated Balance Sheets October 31, 2010 and January 31, 2010	2

	Consolidated Statements of Operations Three and Nine Months Ended October 31, 2010 and 2009	3

	Consolidated Statements of Comprehensive Income (Loss) Three and Nine Months Ended October 31, 2010 and 2009	4

	Consolidated Statements of Equity Nine Months Ended October 31, 2010 and 2009	5

	Consolidated Statements of Cash Flows Nine Months Ended October 31, 2010 and 2009	6

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	73

Item 4.	Controls and Procedures	77

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	77

Item 6.	Exhibits	78

Signatures		83

Certifications
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets

	October 31, 2010
	(Unaudited)	January 31, 2010
	(in thousands)
Assets
Real Estate
Completed rental properties	$8,236,418	$8,479,802
Projects under construction and development	2,616,565	2,641,170
Land held for development or sale	229,450	219,807

Total Real Estate	11,082,433	11,340,779

Less accumulated depreciation	(1,575,361)	(1,593,658)

Real Estate, net - (variable interest entities $2,592.8 million at October 31, 2010)	9,507,072	9,747,121

Cash and equivalents - (variable interest entities $30.7 million at October 31, 2010)	190,240	251,405
Restricted cash and escrowed funds - (variable interest entities $541.6 million at October 31, 2010)	781,214	427,921
Notes and accounts receivable, net	385,020	388,536
Investments in and advances to affiliates	166,943	265,343
Other assets - (variable interest entities $168.9 million at October 31, 2010)	767,128	836,385

Total Assets	$11,797,617	$11,916,711

Liabilities and Equity
Liabilities
Mortgage debt and notes payable, nonrecourse - (variable interest entities $2,002.8 million at October 31, 2010)	$7,323,729	$7,619,873
Bank revolving credit facility	125,602	83,516
Senior and subordinated debt - (variable interest entities $29.0 million at October 31, 2010)	883,245	1,076,424
Accounts payable and accrued expenses - (variable interest entities $152.8 million at October 31, 2010)	1,074,994	1,194,688
Deferred income taxes	478,139	437,370

Total Liabilities	9,885,709	10,411,871

Redeemable Noncontrolling Interest	225,502	-

Commitments and Contingencies	-	-

Equity
Shareholders’ Equity
Preferred stock - 7.0% Series A cumulative perpetual convertible, without par value, $50 liquidation preference; 6,400,000 and -0- shares authorized; 4,399,998 and -0- shares issued and outstanding, respectively	220,000	-
Preferred stock - without par value; 13,600,000 and 10,000,000 shares authorized, respectively; no shares issued	-	-
Common stock - $.33 1/3 par value
Class A, 371,000,000 and 271,000,000 shares authorized, 134,312,613 and 132,836,322 shares issued and 134,234,488 and 132,808,270 shares outstanding, respectively	44,771	44,279
Class B, convertible, 56,000,000 shares authorized, 21,249,963 and 22,516,208 shares issued and outstanding, respectively; 26,257,961 issuable	7,083	7,505

Total common stock	51,854	51,784
Additional paid-in capital	550,509	571,189
Retained earnings	665,609	613,073
Less treasury stock, at cost; 78,125 and 28,052 Class A shares, respectively	(865)	(154)

Shareholders’ equity before accumulated other comprehensive loss	1,487,107	1,235,892
Accumulated other comprehensive loss	(118,601)	(87,266)

Total Shareholders’ Equity	1,368,506	1,148,626

Noncontrolling interest	317,900	356,214

Total Equity	1,686,406	1,504,840

Total Liabilities and Equity	$11,797,617	$11,916,711

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
	(in thousands, except per share data)		(in thousands, except per share data)

Revenues from real estate operations	$303,299	$304,156	$891,898	$927,027

Expenses
Operating expenses	169,773	170,619	507,333	528,818
Depreciation and amortization	63,177	65,822	185,637	197,945
Impairment of real estate	39,896	549	86,406	3,124

	272,846	236,990	779,376	729,887

Interest expense	(78,403)	(87,727)	(249,058)	(257,974)
Amortization of mortgage procurement costs	(3,909)	(3,543)	(10,146)	(10,585)
Gain on early extinguishment of debt	2,460	28,902	10,653	37,965

Interest and other income	11,920	5,522	34,967	23,924
Net gain (loss) on disposition of partial interests in rental properties and other investment	(2,257)	-	257,990	-

Earnings (loss) before income taxes	(39,736)	10,320	156,928	(9,530)

Income tax expense (benefit)
Current	(7,514)	4,054	4,380	(9,393)
Deferred	14,318	(7,003)	57,484	(16,642)

	6,804	(2,949)	61,864	(26,035)

Equity in earnings (loss) of unconsolidated entities	22,232	1,364	19,293	(10,477)
Impairment of unconsolidated entities	(21,564)	(13,200)	(36,745)	(34,663)

Earnings (loss) from continuing operations	(45,872)	1,433	77,612	(28,635)

Discontinued operations, net of tax:
Operating earnings from rental properties before impairments	49	680	244	1,182
Impairment of real estate	-	(5,984)	-	(5,984)
Gain (loss) on disposition of rental properties	(758)	-	4,552	2,784

	(709)	(5,304)	4,796	(2,018)

Net earnings (loss)	(46,581)	(3,871)	82,408	(30,653)

Noncontrolling interests
Earnings from continuing operations attributable to noncontrolling interests	(210)	(501)	(17,698)	(6,168)
Earnings from discontinued operations attributable to noncontrolling interests	-	(12)	(4,217)	(31)

	(210)	(513)	(21,915)	(6,199)

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(46,791)	$(4,384)	$60,493	$(36,852)

Preferred dividends	(3,850)	-	(7,957)	-

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(50,641)	$(4,384)	$52,536	$(36,852)

Basic earnings (loss) per common share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. available to common shareholders	$(0.32)	$0.01	$0.32	$(0.26)
Earnings from discontinued operations attributable to Forest City Enterprises, Inc.	(0.01)	(0.04)	0.01	(0.01)

Net earnings (loss) attributable to Forest City Enterprises, Inc. available to common shareholders	$(0.33)	$(0.03)	$0.33	$(0.27)

Diluted earnings (loss) per common share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. available to common shareholders	$(0.32)	$0.01	$0.32	$(0.26)
Earnings from discontinued operations attributable to Forest City Enterprises, Inc.	(0.01)	(0.04)	0.01	(0.01)

Net earnings (loss) attributable to Forest City Enterprises, Inc. available to common shareholders	$(0.33)	$(0.03)	$0.33	$(0.27)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended October 31,
	2010	2009
	(in thousands)

Net loss	$(46,581)	$(3,871)

Other comprehensive loss, net of tax:

Unrealized net losses on investment securities	(16)	(76)

Foreign currency translation adjustments	155	(12)

Unrealized net losses on interest rate derivative contracts	(7,929)	(3,223)

Total other comprehensive loss, net of tax	(7,790)	(3,311)

Comprehensive loss	(54,371)	(7,182)

Comprehensive income attributable to noncontrolling interest	(168)	(391)

Total comprehensive loss attributable to Forest City Enterprises, Inc.	$(54,539)	$(7,573)

	Nine Months Ended October 31,
	2010	2009
	(in thousands)

Net earnings (loss)	$82,408	$(30,653)

Other comprehensive income (loss), net of tax:

Unrealized net losses on investment securities	-	(189)

Foreign currency translation adjustments	21	597

Unrealized net gains (losses) on interest rate derivative contracts	(31,426)	16,346

Total other comprehensive income (loss), net of tax	(31,405)	16,754

Comprehensive income (loss)	51,003	(13,899)

Comprehensive income attributable to noncontrolling interest	(21,845)	(6,820)

Total comprehensive income (loss) attributable to Forest City Enterprises, Inc.	$29,158	$(20,719)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Equity
(Unaudited)

											Accumulated
	Preferred Stock		Common Stock				Additional				Other
	Series A		Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Interest	Total

	(in thousands)
Nine Months Ended October 31, 2010
Balances at January 31, 2010	-	$-	132,836	$44,279	22,516	$7,505	$571,189	$613,073	28	$(154)	$(87,266)	$356,214	$1,504,840

Cumulative effect of adoption of new consolidation accounting guidance												(74,034)	(74,034)
Net earnings, net of $1,249 attributable to redeemable noncontrolling interest								60,493				23,164	83,657
Other comprehensive loss, net of tax											(31,335)	(70)	(31,405)
Purchase of treasury stock									50	(711)			(711)
Conversion of Class B to Class A shares			1,266	422	(1,266)	(422)							-
Issuance of Series A preferred stock for cash (Note Q)	1,000	50,000					(5,544)						44,456
Issuance of Series A preferred stock in exchange for Senior Notes (Note Q)	3,400	170,000					(2,342)						167,658
Purchase of equity call hedge related to issuance of preferred stock (Note Q)							(17,556)						(17,556)
Preferred stock dividends (Note Q)								(7,957)					(7,957)
Purchase of Puttable Equity-Linked Senior Notes due 2011 (Note E)							7						7
Restricted stock vested			211	70			(70)						-
Stock-based compensation							11,383						11,383
Excess income tax deficiency from stock-based compensation							(2,216)						(2,216)
Redeemable noncontrolling interest adjustment							(4,842)						(4,842)
Acquisition of partner’s noncontrolling interest in consolidated subsidiary							500					(500)	-
Contributions from noncontrolling interests												3,608	3,608
Distributions to noncontrolling interests												(13,303)	(13,303)
Change to equity method of accounting due to disposition of partial interests in rental properties												23,493	23,493
Other changes in noncontrolling interests												(672)	(672)

Balances at October 31, 2010	4,400	$220,000	134,313	$44,771	21,250	$7,083	$550,509	$665,609	78	$(865)	$(118,601)	$317,900	$1,686,406

Nine Months Ended October 31, 2009
Balances at January 31, 2009	-	$-	80,082	$26,694	22,798	$7,599	$267,796	$643,724	2	$(21)	$(107,521)	$337,828	$1,176,099

Net loss								(36,852)				6,199	(30,653)
Other comprehensive income, net of tax											16,133	621	16,754
Issuance of Class A common shares in equity offering			52,325	17,442			312,475						329,917
Purchase of treasury stock									26	(133)			(133)
Conversion of Class B to Class A shares			215	71	(215)	(71)							-
Exercise of stock options			15	5			123						128
Restricted stock vested			132	44			(44)						-
Stock-based compensation							12,815						12,815
Excess income tax deficiency from stock-based compensation							(2,007)						(2,007)
Exchange of Puttable Equity-Linked Senior Notes due 2011 (Note E)							(17,490)						(17,490)
Purchase of Convertible Senior Note hedge, net of tax (Note E)							(9,734)						(9,734)
Acquisition of partner’s noncontrolling interest in consolidated subsidiary							3,393					(3,393)	-
Contributions from noncontrolling interests												21,619	21,619
Distributions to noncontrolling interests												(8,628)	(8,628)
Change to full consolidation method of accounting for a subsidiary												5,010	5,010
Other changes in noncontrolling interests												318	318

Balances at October 31, 2009	-	$-	132,769	$44,256	22,583	$7,528	$567,327	$606,872	28	$(154)	$(91,388)	$359,574	$1,494,015

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
	2010	2009
	(in thousands)

Net earnings (loss)	$82,408	$(30,653)
Depreciation and amortization	185,637	197,945
Amortization of mortgage procurement costs	10,146	10,585
Impairment of real estate	86,406	3,124
Impairment of unconsolidated entities	36,745	34,663
Write-off of abandoned development projects	678	21,398
Gain on early extinguishment of debt	(10,653)	(37,965)
Net gain on disposition of partial interests in rental properties and other investment	(257,990)	-
Deferred income tax expense (benefit)	57,484	(16,642)
Equity in (earnings) loss of unconsolidated entities	(19,293)	10,477
Stock-based compensation expense	6,279	5,692
Amortization and mark-to-market adjustments of derivative instruments	10,145	5,046
Non-cash interest expense related to Puttable Equity-Linked Senior Notes	1,419	6,048
Cash distributions from operations of unconsolidated entities	29,755	25,633
Discontinued operations:
Depreciation and amortization	803	3,061
Amortization of mortgage procurement costs	40	110
Impairment of real estate	-	9,775
Deferred income tax expense (benefit)	916	(2,002)
Gain on disposition of rental properties	(4,776)	(4,548)
Cost of sales of land included in projects under construction and development and completed rental properties	17,359	24,521
Increase in land held for development or sale	(12,591)	(5,376)
Decrease in notes and accounts receivable	17,283	29,999
Decrease in other assets	7,069	16,156
Increase in restricted cash and escrowed funds used for operating purposes	(40,641)	(12,257)
Decrease in accounts payable and accrued expenses	(55,166)	(45,692)

Net cash provided by operating activities	149,462	249,098

Cash Flows from Investing Activities
Capital expenditures	(563,880)	(725,101)
Payment of lease procurement costs	(16,024)	(8,519)
(Increase) decrease in other assets	(40,597)	5,148
Increase in restricted cash and escrowed funds used for investing purposes	(301,856)	(81,422)
Proceeds from disposition of partial interests in rental properties (2010) and disposition of rental properties (2010 and 2009)	189,788	11,914
Decrease (increase) in investments in and advances to affiliates	13,677	(76,515)

Net cash used in investing activities	(718,892)	(874,495)

Cash Flows from Financing Activities
Proceeds from nonrecourse mortgage debt and notes payable	599,495	717,471
Principal payments on nonrecourse mortgage debt and notes payable	(279,769)	(229,001)
Borrowings on bank revolving credit facility	661,352	322,500
Payments on bank revolving credit facility	(619,266)	(650,984)
Payment of subordinated debt	-	(20,400)
Purchase of Puttable Equity-Linked Senior Notes due 2011 and Senior Notes due 2017	(16,569)	-
Proceeds from Convertible Senior Notes due 2016, net of $6,838 of issuance costs	-	193,162
Payment for Convertible Senior Notes hedge transaction	-	(15,900)
Proceeds from Puttable Equity-Linked Senior Notes due 2014, net of $2,803 of issuance costs and discounts	-	29,764
Payment of deferred financing costs	(25,155)	(22,369)
Change in restricted cash and escrowed funds and book overdrafts	(1,187)	12,750
Proceeds from issuance of Series A preferred stock, net of $5,544 of issuance costs	44,456	-
Payment for equity call hedge related to the issuance of Series A preferred stock	(17,556)	-
Dividends paid to preferred shareholders	(7,957)	-
Sale of common stock, net	-	329,917
Purchase of treasury stock	(711)	(133)
Exercise of stock options	-	128
Contributions from redeemable noncontrolling interest	181,909	-
Contributions from noncontrolling interests	2,526	21,619
Distributions to noncontrolling interests	(13,303)	(8,628)

Net cash provided by financing activities	508,265	679,896

Net (decrease) increase in cash and equivalents	(61,165)	54,499

Cash and equivalents at beginning of period	251,405	267,305

Cash and equivalents at end of period	$190,240	$321,804

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
Supplemental Non-Cash Disclosures:
The table below represents the effect of the following non-cash transactions:

	Nine Months Ended October 31,
	2010	2009
	(in thousands)
Operating Activities
Increase in land held for development or sale (7)(11)(12)	$(16,631)	$(43,816)
Decrease in notes and accounts receivable (1)(3)(4)(5)(10)	18,234	3,971
Decrease in other assets (1)(3)(4)(7)(10)	71,672	952
Increase in restricted cash and escrowed funds (3)(4)	(1,106)	-
Decrease in accounts payable and accrued expenses (1)(3)(4)(7)(10)(12)	(115,435)	(1,858)

Total effect on operating activities	$(43,266)	$(40,751)

Investing Activities
Decrease in projects under construction and development (4)(11)(12)(13)	$32,714	$15,412
Decrease (increase) in completed rental properties (1)(3)(4)(10)(11)(12)	522,905	(3,106)
Non-cash proceeds from disposition of properties (1)	44,322	70,554
Decrease in investments in and advances to affiliates (2)(3)(4)(7)	108,974	12,719

Total effect on investing activities	$708,915	$95,579

Financing Activities
Decrease in nonrecourse mortgage debt (1)(2)(3)(4)(10)	$(661,185)	$(66,961)
(Decrease) increase in senior and subordinated debt (6)(8)	(167,658)	11,414
Decrease in deferred tax liability (8)(9)	-	(6,218)
Increase in preferred stock (6)	170,000	-
(Decrease) increase in additional paid-in capital (2)(6)(7)(8)(9)(13)	(2,080)	5,320
Increase in redeemable noncontrolling interest (2)	44,842	-
(Decrease) increase in noncontrolling interest (3)(4)(5)(7)	(49,568)	1,617

Total effect on financing activities	$(665,649)	$(54,828)

(1)
Disposition of Saddle Rock Village, a specialty retail center in the Commercial Group, and 101 San Fernando, an apartment community in the Residential Group, during the nine months ended October 31, 2010 and Sterling Glen of Great Neck and Sterling Glen of Glen Cove, supported-living apartment communities in the Residential Group and Grand Avenue, a specialty retail center in the Commercial Group, during the nine months ended October 31, 2009, including assumption of nonrecourse mortgage debt by each of the respective buyers.

(2)
Conversion of loans into investments in and advances to affiliates and redeemable noncontrolling interest in accordance with the amended operating agreement of Nets Sports and Entertainment, LLC, concurrent with the Company’s closing on the purchase agreement with entities controlled by Mikhail Prokhorov and adjustments to fair value of redeemable noncontrolling interest during the nine months ended October 31, 2010.

(3)
Disposition of partial interests in the Company’s mixed-use University Park project in Cambridge, Massachusetts and in The Grand, Lenox Club and Lenox Park apartment communities in the Residential Group, during the nine months ended October 31, 2010 and change to equity method of accounting from full consolidation for the remaining ownership interest.

(4)
Change in consolidation method of accounting for various entities in the Residential Group and Commercial Group during the nine months ended October 31, 2010, due to the adoption of accounting guidance for the consolidation of variable interest entities.

(5)	Receipt of a note receivable as a contribution from a noncontrolling interest during the nine months ended October 31, 2010.

(6)
Exchange of the Company’s senior notes due 2011, 2015 and 2017 for a new issue of 7.0% Series A Cumulative Perpetual Convertible Preferred Stock during the nine months ended October 31, 2010 (see Note Q – Capital Stock).

(7)
Acquisition of partner’s noncontrolling interest in Gladden Farms and change to full consolidation method of accounting from equity method due to the occurrence of a triggering event for Gladden Farms II, both in the Land Development Group, during the nine months ended October 31, 2009.

(8)
Exchange of a portion of the Company’s Puttable Equity-Linked Senior Notes due 2011 for a new issue of Puttable Equity-Linked Senior Notes due 2014 during the nine months ended October 31, 2009 (see Note E – Senior and Subordinated Debt).

(9)
Recording of a deferred tax asset on the purchased hedge transactions in conjunction with the issuance of the Company’s Convertible Senior Notes due 2016 during the nine months ended October 31, 2009 (see Note E – Senior and Subordinated Debt).

(10)
Exchange of the Company’s 50% ownership interest in Boulevard Towers, an equity method investment in the Residential Group, for 100% ownership in North Church Towers, an apartment complex in the Residential Group, during the nine months ended October 31, 2009.

(11)	Commercial Group and Residential Group outlots reclassified prior to sale from projects under construction and development or completed rental properties to land held for sale.

(12)	Increase or decrease in construction payables included in accounts payable and accrued expenses.

(13)	Capitalization of stock-based compensation granted to employees directly involved with the acquisition, development and construction of real estate.
The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A.   Accounting Policies
Basis of Presentation
The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended January 31, 2010, as amended on Form 10-K/A’s filed April 28, 2010 and September 17, 2010. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
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
Military Housing Fee Revenues
Development fees related to the Company’s military housing projects are earned based on a contractual percentage of the actual development costs incurred. The Company also recognizes additional development incentive fees based upon successful completion of certain criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements. Development and development incentive fees of $1,627,000 and $5,124,000 were recognized during the three and nine months ended October 31, 2010, respectively, and $2,723,000 and $9,322,000 during the three and nine months ended October 31, 2009, respectively, which were recorded in revenues from real estate operations.
Construction management fees are earned based on a contractual percentage of the actual construction costs incurred. The Company also recognizes certain construction incentive fees based upon successful completion of certain criteria as set forth in the construction contracts. Construction and incentive fees of $1,552,000 and $4,762,000 were recognized during the three and nine months ended October 31, 2010, respectively, and $1,731,000 and $7,385,000 during the three and nine months ended October 31, 2009, respectively, which were recorded in revenues from real estate operations.
Property management and asset management fees are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, that is generated by the military housing privatization projects as defined in the agreements. The Company also recognizes property management incentive fees based upon successful completion of certain criteria as set forth in the property management agreements. Property management, management incentive and asset management fees of $3,945,000 and $11,936,000 were recognized during the three and nine months ended October 31, 2010, respectively, and $3,634,000 and $11,467,000 during the three and nine months ended October 31, 2009, respectively, which were recorded in revenues from real estate operations.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A.   Accounting Policies (continued)
The Company guarantees the financial investor that in the event of a subsequent recapture by a taxing authority due to the Company’s noncompliance with applicable tax credit guidelines it will indemnify the financial investor for any recaptured tax credits. The Company initially records a liability for the cash received from the financial investor. The Company generally records income upon completion and certification of the qualifying development expenditures for historic tax credits and upon certification of the qualifying investments in designated CDEs for new market tax credits resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 7 years. Income related to the sale of tax credits of $5,219,000 and $20,144,000 was recognized during the three and nine months ended October 31, 2010, respectively, and $1,956,000 and $7,336,000, during the three and nine months ended October 31, 2009, respectively, which was recorded in interest and other income.
Termination Benefits
During the nine months ended October 31, 2010 and 2009, the Company’s workforce was reduced. The Company provided outplacement services to terminated employees and severance payments based on years of service and other defined criteria. Termination benefits expense (outplacement and severance) are included in operating expenses and reported in the Corporate Activities segment.
The activity in the accrued severance balance for termination costs is as follows:

	2010	2009
	(in thousands)

Accrued severance balance at February 1	$3,361	$3,360

Termination benefits expense	1,175	8,720
Payments	(859)	(3,122)

Accrued severance balance at April 30	3,677	8,958

Termination benefits expense	2,200	-
Payments	(1,557)	(2,937)

Accrued severance balance at July 31	4,320	6,021

Termination benefits expense	-	-
Payments	(1,131)	(1,476)

Accrued severance balance at October 31	$3,189	$4,545

Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”).

	October 31, 2010	January 31, 2010
	(in thousands)

Unrealized losses on securities	$456	$456
Unrealized losses on foreign currency translation	1,432	1,467
Unrealized losses on interest rate contracts (1)	193,051	141,764

	194,939	143,687

Noncontrolling interest and income tax benefit	(76,338)	(56,421)

Accumulated Other Comprehensive Loss	$118,601	$87,266

(1)
Included in the amounts of unrealized losses on interest rate contracts at October 31 and January 31, 2010 are $132,807 and $89,637, respectively, of unrealized losses on an interest rate swap associated with the New York Times, an office building in Manhattan, New York, on its nonrecourse mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all-in lender interest rate of 6.40% (5.50% swap rate plus 0.90% lender spread) for ten years. Approximately $33,676 is expected to be reclassified from accumulated OCI to interest expense within the next twelve months.

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

	October 31, 2010		January 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)		(in thousands)

Fixed	$4,857,247	$5,069,926	$5,215,656	$4,978,454

Variable	3,475,329	3,610,576	3,564,157	3,501,698

Total	$8,332,576	$8,680,502	$8,779,813	$8,480,152

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
Variable Interest Entities
The Company’s VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, hotels, land development and The Nets, a member of the National Basketball Association (“NBA”) in which the Company accounts for its investment on the equity method of accounting. As of October 31, 2010, the Company determined that it was the primary beneficiary of 35 VIEs representing 24 properties (18 VIEs representing 9 properties in the Residential Group, 15 VIEs representing 13 properties in the Commercial Group and 2 VIEs/properties in the Land Development Group). The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of October 31, 2010, the Company held variable interests in 62 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of its involvement with these unconsolidated VIEs is limited to the Company’s investments in those VIEs totaling approximately $94,000,000 at October 31, 2010.
In addition to the VIEs described above, the Company has also determined that it is the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (refer to Note E – Senior and Subordinated Debt) as of October 31, 2010.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A.   Accounting Policies (continued)
Noncontrolling interests where the Company may be required to repurchase the noncontrolling interest at fair value under a put option or other contractual redemption requirement are reported in the mezzanine section of the Consolidated Balance Sheets between liabilities and equity, as redeemable noncontrolling interest. The Company will adjust the redeemable noncontrolling interest to redemption value (which approximates fair value) at each balance sheet date with changes recognized as an adjustment to additional paid-in capital (see Note H – Fair Value Measurements).
Related Party Transaction
From time to time the Company uses subcontractors on its construction projects that qualify as related parties. The Company has contracted with such a subcontractor for certain trades work on Beekman, a mixed-use residential project under construction in Manhattan, New York. The total contract price was less than 5% of the estimated total construction costs of the project of $875,700,000.
New Accounting Guidance
In addition to the new accounting guidance for consolidation of VIEs discussed previously in Note A, the following accounting pronouncement was adopted during the nine months ended October 31, 2010:
In January 2010, the FASB issued amendments to the accounting guidance on fair value measurements and disclosures. This guidance requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. It also requires an entity to present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). This guidance clarifies existing disclosures related to the level of disaggregation, inputs and valuation techniques. This guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for the disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. The adoption of this guidance related to the Level 1 and Level 2 fair value measurements on February 1, 2010 did not have a material impact on the Company’s consolidated financial statements. The Company does not expect the adoption of the guidance related to the Level 3 fair value measurement disclosures to have a material impact on its consolidated financial statement disclosures.

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
Following is a reconciliation of members’ and partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	October 31, 2010	January 31, 2010
	(in thousands)

Members’ and partners’ equity, as below	$555,809	$557,456
Equity of other members and partners	489,180	513,708

Company’s investment in partnerships	66,629	43,748

Basis differences (1)	73,597	21,498
Advances to and on behalf of other affiliates	26,717	200,097

Total Investments in and Advances to Affiliates	$166,943	$265,343

(1)
This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected on the equity method venture, which is typically amortized over the life of the related assets and liabilities. Basis differences occur from certain acquisition, transaction and other costs, as well as other-than-temporary impairments that are not reflected in the net assets of the equity method venture.

Summarized financial information for the equity method investments, including those shown separately later in this Note B, is as follows:

	(Combined 100%)
	October 31, 2010	January 31, 2010
	(in thousands)

Balance Sheet:
Real Estate
Completed rental properties	$5,495,423	$4,373,423
Projects under construction and development	196,307	771,521
Land held for development or sale	268,731	271,129

Total Real Estate	5,960,461	5,416,073

Less accumulated depreciation	(920,610)	(721,908)

Real Estate, net	5,039,851	4,694,165

Restricted cash - military housing bond funds	346,281	481,615
Other restricted cash and escrowed funds	232,328	222,752
Other assets	724,712	501,169

Total Assets	$6,343,172	$5,899,701

Mortgage debt and notes payable, nonrecourse	$5,304,422	$4,721,705
Other liabilities	482,941	620,540
Members’ and partners’ equity	555,809	557,456

Total Liabilities and Members’ and Partners’ Equity	$6,343,172	$5,899,701

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B.   Investments in and Advances to Affiliates (continued)

	(Combined 100%)		(Combined 100%)
	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Operations:
Revenues	$220,541	$179,021	$681,069	$627,008
Operating expenses	(113,955)	(105,247)	(381,595)	(403,007)
Interest expense including early extinguishment of debt	(68,201)	(55,280)	(199,077)	(163,423)
Impairment of real estate (1)	-	-	(1,457)	-
Depreciation and amortization	(42,232)	(30,811)	(123,894)	(113,835)
Interest and other income	4,196	1,225	11,532	9,727

Earnings (loss) from continuing operations	349	(11,092)	(13,422)	(43,530)

Discontinued operations:
Operating earnings from rental properties	997	91	1,165	451
Gain on disposition of rental properties	10,998	8,997	10,998	8,997

Discontinued operations subtotal	11,995	9,088	12,163	9,448

Net earnings (loss) (pre-tax)	$12,344	$(2,004)	$(1,259)	$(34,082)

Company’s portion of net earnings (loss) (pre-tax)	22,232	1,364	19,380	(10,477)
Impairment of investment in unconsolidated entities (1)	(21,564)	(13,200)	(36,002)	(34,663)
Loss on disposition of unconsolidated investments, net (2)	-	-	(830)	-

Net earnings (loss) (pre-tax) from unconsolidated entities	$668	$(11,836)	$(17,452)	$(45,140)

(1)	The following table shows the detail of the impairment noted above:

		Three Months Ended October 31,		Nine Months Ended October 31,
		2010	2009	2010	2009
		(in thousands)		(in thousands)

Impairment of real estate:
Mixed-Use Land Development:
Old Stone Crossing at Caldwell Creek	(Charlotte, North Carolina)	$-	$-	$1,457	$-

Company’s portion of impairment of real estate		$-	$-	$743	$-

Impairment of investments in unconsolidated entities:
Mixed-Use Land Development:
Central Station:
One Museum Park West	(Chicago, Illinois)	$8,250	$-	$8,250	$-
Museum Park Place Two	(Chicago, Illinois)	4,461	-	4,461	-
One Museum Park East	(Chicago, Illinois)	3,237	-	3,237	-
1600 Museum Park	(Chicago, Illinois)	2,363	-	2,363	-
Mercy Campus	(Chicago, Illinois)	-	-	1,817	-
Shamrock Business Center	(Painesville, Ohio)	170	1,150	170	1,150
Old Stone Crossing at Caldwell Creek	(Charlotte, North Carolina)	-	-	-	122
Office Buildings:
Mesa del Sol – Aperture Center	(Albuquerque, New Mexico)	2,733	-	2,733	-
818 Mission Street	(San Francisco, California)	-	-	4,018	-
Bulletin Building	(San Francisco, California)	-	-	3,543	-
Specialty Retail Centers:
Metreon	(San Francisco, California)	-	-	4,595	-
Southgate Mall	(Yuma, Arizona)	-	-	-	1,611
Apartment Communities:
Millender Center	(Detroit, Michigan)	-	3,247	-	10,317
Uptown Apartments	(Oakland, California)	-	-	-	6,781
Metropolitan Lofts	(Los Angeles, California)	-	1,466	-	2,505
Residences at University Park	(Cambridge, Massachusetts)	-	-	-	855
Fenimore Court	(Detroit, Michigan)	-	-	-	693
Classic Residence by Hyatt (Supported-Living Apartments)	(Yonkers, New York)	-	-	-	3,152
Pittsburgh Peripheral (Commercial Land Development Project)	(Pittsburgh, Pennsylvania)	-	7,217	-	7,217
Other		350	120	815	260

Total impairment of investments in unconsolidated entities		$21,564	$13,200	$36,002	$34,663

Total impairment of unconsolidated entities		$21,564	$13,200	$36,745	$34,663

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B.   Investments in and Advances to Affiliates (continued)
(2)
Upon disposition, unconsolidated investments accounted for on the equity method are not classified as discontinued operations; therefore, gains or losses on the disposition of these properties are reported in continuing operations. The following table shows the detail of the gain (loss) on the disposition of unconsolidated entities:

		Three Months Ended October 31,		Nine Months Ended October 31,
		2010	2009	2010	2009
		(in thousands)		(in thousands)

Gain on disposition of rental properties:
Specialty Retail Center:
Woodbridge Crossing	(Woodbridge, New Jersey)	$6,443	$-	$6,443	$-
Apartment Communities:
Pebble Creek	(Twinsburg, Ohio)	4,555	-	4,555	-
Boulevard Towers	(Amherst, New York)	-	8,997	-	8,997

Gain on disposition of rental properties		$10,998	$8,997	$10,998	$8,997

Company’s portion of gain on disposition of rental properties		$8,658	$4,498	$8,658	$4,498

Gain (loss) on disposition of unconsolidated investments:
Specialty Retail Centers:
Coachella Plaza	(Coachella, California)	$-	$-	$104	$-
Southgate Mall	(Yuma, Arizona)	-	-	64	-
El Centro Mall	(El Centro, California)	-	-	48	-
Metreon	(San Francisco, California)	-	-	(1,046)	-

Loss on disposition of unconsolidated investments, net		$-	$-	$(830)	$-

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
For the three and nine months ended October 31, 2009, NSE was accounted for as an equity method investment and was deemed a significant investee. Summarized statements of operations information for NSE is as follows:

	Three Months Ended	Nine Months Ended
	October 31, 2009	October 31, 2009
	(in thousands)	(in thousands)

Operations:
Revenues	$1,078	$49,723
Operating expenses	(9,856)	(70,345)
Interest expense	(5,294)	(12,970)
Depreciation and amortization	(195)	(19,986)

Net loss (pre-tax)	$(14,267)	$(53,578)

Company’s portion of net loss (pre-tax)	$(13,244)	$(33,100)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
C.   Mortgage Debt and Notes Payable, Nonrecourse
As of October 31, 2010, the composition of mortgage debt and notes payable, nonrecourse maturities including scheduled amortization and balloon payments is as follows:

			Scheduled
	Total	Scheduled	Balloon
Fiscal Years Ending January 31,	Maturities	Amortization	Payments
		(in thousands)

2011	$175,009	$17,854	$157,155
2012	1,078,343	$74,602	$1,003,741
2013	1,605,671	$55,489	$1,550,182
2014	988,849	$45,959	$942,890
2015	476,459	$34,448	$442,011
Thereafter	2,999,398

Total	$7,323,729

D.   Bank Revolving Credit Facility
On January 29, 2010, the Company and its 15-member bank group entered into a Second Amended and Restated Credit Agreement and a Second Amended and Restated Guaranty of Payment of Debt (collectively the “Credit Agreement”). The Credit Agreement, which matures on February 1, 2012, provides for total borrowings of $500,000,000, subject to permanent reduction as the Company receives net proceeds from specified external capital raising events in excess of $250,000,000 (see below). The Credit Agreement bears interest at either a LIBOR-based rate or a Base Rate Option. The LIBOR Rate Option is the greater of 5.75% or 3.75% over LIBOR and the Base Rate Option is the greater of the LIBOR Rate Option, 1.5% over the Prime Rate or 0.5% over the Federal Funds Effective Rate. Up to 20% of the available borrowings may be used for letters of credit or surety bonds. Additionally, the Credit Agreement requires a specified amount of available borrowings to be reserved for the retirement of indebtedness. The Credit Agreement has a number of restrictive covenants including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that it may incur, restrictions on the pledging of ownership interests in subsidiaries, limitations on the use of cash sources and a prohibition on common stock dividends through the maturity date. The Credit Agreement also contains certain financial covenants, including maintenance of minimum liquidity, debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as defined in the Credit Agreement). At October 31, 2010, the Company was in compliance with all of these financial covenants.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
D.   Bank Revolving Credit Facility (continued)
The available credit on the bank revolving credit facility was as follows:

	October 31, 2010		January 31, 2010
	(in thousands)

Maximum borrowings	$481,704	(1)	$500,000
Less outstanding balances and reserves:
Borrowings	125,602		83,516
Letters of credit	77,581		90,939
Surety bonds	-		-
Reserve for retirement of indebtedness	46,891		105,067

Available credit	$231,630		$220,478

(1)	Effective November 5, 2010, maximum borrowings were further reduced to $470,336.
E.   Senior and Subordinated Debt
The Company’s Senior and Subordinated Debt is comprised of the following:

	October 31, 2010	January 31, 2010
	(in thousands)

Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011, net of discount	$45,123	$98,944
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	198,725	198,480
7.625% Senior Notes due 2015	178,253	300,000
5.000% Convertible Senior Notes due 2016	200,000	200,000
6.500% Senior Notes due 2017	132,144	150,000
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	854,245	1,047,424

Subordinated Debt:
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Senior and Subordinated Debt	$883,245	$1,076,424

On June 7, 2010 and June 22, 2010, the Company purchased on the open market $12,030,000 in principal amount of its 6.500% senior notes due 2017 and $7,000,000 in principal amount of its 3.625% puttable equity-linked senior notes due 2011, respectively. These purchases resulted in a gain, net of associated deferred financing costs of $1,896,000 during the nine months ended October 31, 2010, which is recorded as early extinguishment of debt.
On March 4, 2010, the Company entered into separate, privately negotiated exchange agreements with certain holders of three separate series of the Company’s senior notes due 2011, 2015 and 2017. Under the terms of the agreements, these holders agreed to exchange their notes for a new issue of Series A preferred stock. Amounts exchanged in each series are as follows: $51,176,000 of 3.625% puttable equity-linked senior notes due 2011, $121,747,000 of 7.625% senior notes due 2015 and $5,826,000 of 6.500% senior notes due 2017, which were exchanged for $50,664,000, $114,442,000 and $4,894,000 of Series A preferred stock, respectively. This exchange resulted in a gain, net of associated deferred financing costs of $6,297,000 during the nine months ended October 31, 2010, which is recorded as early extinguishment of debt. (See Note Q - Capital Stock).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E.   Senior and Subordinated Debt (continued)
Puttable Equity-Linked Senior Notes due 2011
On October 10, 2006, the Company issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 (“2011 Notes”) in a private placement. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15. During the year ended January 31, 2009, the Company purchased on the open market $15,000,000 in principal amount of its 2011 Notes. During the year ended January 31, 2010, the Company entered into privately negotiated exchange agreements with certain holders of the 2011 Notes to exchange $167,433,000 of aggregate principal amount of their 2011 Notes for a new issue of 3.625% puttable equity-linked senior notes due October 2014. As discussed above, on June 22, 2010, the Company purchased on the open market $7,000,000 in principal amount of its 2011 Notes. Also discussed above, on March 4, 2010, the Company retired $51,176,000 of 2011 Notes in exchange for Series A preferred stock. There was $46,891,000 ($45,123,000, net of discount) and $105,067,000 ($98,944,000, net of discount) of principal outstanding at October 31, 2010 and January 31, 2010, respectively.
Holders may put their notes to the Company at their option on any day prior to the close of business on the scheduled trading day immediately preceding October 15, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the put value rate (as defined) on each such day; (2) during any fiscal quarter, if the last reported sale price of the Company’s Class A common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the applicable put value price in effect on the last trading day of the immediately preceding fiscal quarter; or (3) upon the occurrence of specified corporate events as set forth in the applicable indenture. On and after October 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may put their notes to the Company at any time, regardless of the foregoing circumstances. In addition, upon a designated event, as defined, holders may require the Company to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, as set forth in the applicable indenture. At October 31, 2010, none of the aforementioned circumstances have been met.
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
The 2011 Notes are the Company’s only senior notes that qualify as convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. The carrying amounts of the Company’s debt and equity balances related to the 2011 Notes are as follows:

	October 31, 2010	January 31, 2010
	(in thousands)

Carrying amount of equity component	$7,484	$16,769

Outstanding principal amount of the puttable equity-linked senior notes	$46,891	$105,067
Unamortized discount	(1,768)	(6,123)

Net carrying amount of the puttable equity-linked senior notes	$45,123	$98,944

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E.   Senior and Subordinated Debt (continued)
The unamortized discount will be amortized as additional interest expense through October 15, 2011. The effective interest rate for the liability component of the puttable equity-linked senior notes was 7.51% for both the three and nine months ended October 31, 2010 and 2009. The Company recorded non-cash interest expense of $322,000 and $1,174,000 for the three and nine months ended October 31, 2010, respectively, and $1,705,000 and $6,020,000 for the three and nine months ended October 31, 2009, respectively. The Company recorded contractual interest expense of $425,000 and $1,576,000 for the three and nine months ended October 31, 2010, respectively, and $2,082,000 and $7,021,000 for the three and nine months ended October 31, 2009, respectively.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
F.   Financing Arrangements (continued)
During the year ended January 31, 2009, a consolidated subsidiary of the Company purchased $10,000,000 of the Converted Bonds from one of the investment banks. Simultaneous with the purchase, a $10,000,000 TRS contract was terminated and the corresponding amount of the secured borrowing was removed from the Consolidated Balance Sheets. On April 16, 2009, an additional $5,000,000 of the Converted Bonds was purchased by another consolidated subsidiary, and a corresponding amount of a related TRS was terminated and the corresponding secured borrowing was removed from the Consolidated Balance Sheets. The fair value of the Converted Bonds recorded in other assets was $58,000,000 at both October 31 and January 31, 2010. The outstanding TRS contracts on the $43,000,000 of secured borrowings related to the Converted Bonds at both October 31 and January 31, 2010 were supported by collateral consisting primarily of certain notes receivable owned by the Company aggregating $33,098,000. The Company recorded net interest income of $505,000 and $1,530,000 related to the TRS for the three and nine months ended October 31, 2010, respectively, and $499,000 and $1,819,000 for the three and nine months ended October 31, 2009, respectively.
Other Financing Arrangements
A consolidated subsidiary of the Company has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $21,494,000 of this commitment as of October 31, 2010. In addition, in June 2009, the consolidated subsidiary committed to fund $10,000,000 to the City of Denver and certain of its entities to be used to fund additional infrastructure projects and has funded $2,180,000 of this commitment as of October 31, 2010.

G.   Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned decreases in earnings and cash flows that may be caused by interest rate volatility. Derivative instruments that are used as part of the Company’s strategy include interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. The Company enters into interest rate swaps to convert certain floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions, or forward starting swaps to hedge the changes in benchmark interest rates on forecasted financings. Option products utilized include interest rate caps, floors, interest rate swaptions and Treasury options. The use of these option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt. The caps and floors have typical durations ranging from one to three years while the Treasury options are for periods of five to ten years. The Company also enters into interest rate swap agreements for hedging purposes for periods that are generally one to ten years. The Company does not have any Treasury options outstanding at October 31, 2010.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company recorded interest income of $1,000 and $2,000 for the three and nine months ended October 31, 2010, respectively, and interest expense of $-0- and $1,010,000 for the three and nine months ended October 31, 2009, respectively, which represented total ineffectiveness of all fully consolidated cash flow hedges. Included in the total ineffectiveness charged to earnings are derivative losses reclassified from accumulated OCI as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter (missed forecasted transaction).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G.   Derivative Instruments and Hedging Activities (continued)
There were no missed forecasted transactions for the nine months ended October 31, 2010. For the nine months ended October 31, 2009, there was one missed forecasted transaction that resulted in $928,000 of the total ineffectiveness recognized in the period. As of October 31, 2010, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $29,870,000, net of tax. However, the actual amount reclassified could vary due to future changes in fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by the Company and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that the Company and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At October 31, 2010, the SIFMA rate is 0.28%. Additionally, the Company and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowing, resulting in minimal financial impact to the Company and/or the Joint Ventures. At October 31, 2010, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $279,755,000. The underlying TRS borrowings are subject to a fair value adjustment (refer to Note H – Fair Value Measurements).
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
The Company has entered into forward swaps to protect itself against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time the Company secures and locks an interest rate on an anticipated financing, it intends to simultaneously terminate the forward swap associated with that financing. At January 31, 2010, the Company had two forward swaps with an aggregate notional amount of $189,325,000, neither of which qualified for hedge accounting. The change in fair value of these swaps is marked to market through earnings on a quarterly basis. On May 3, 2010, the Company terminated one of these swaps. As a result, at October 31, 2010, the Company has one remaining forward swap outstanding with a notional amount of $58,600,000. Related to these forward swaps, the Company recorded $1,409,000 and $6,134,000 for the three and nine months ended October 31, 2010, respectively, as an increase to interest expense and $4,344,000 and $(2,800,000) for the three and nine months ended October 31, 2009, respectively, as an increase (reduction) of interest expense.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G.   Derivative Instruments and Hedging Activities (continued)
The following tables present the fair values and location in the Consolidated Balance Sheet of all derivative instruments:

	Fair Value of Derivative Instruments
	October 31, 2010
			Liability Derivatives
	Asset Derivatives		(included in Accounts Payable
	(included in Other Assets)		and Accrued Expenses)
	Current		Current
	Notional	Fair Value	Notional	Fair Value
	(in thousands)

Derivatives Designated as Hedging Instruments
Interest rate caps	$476,100	$164	$-	$-
Interest rate swap agreements	-	-	1,085,000	142,726
TRS	-	-	279,755	14,888

Total derivatives designated as hedging instruments	$476,100	$164	$1,364,755	$157,614

Derivatives Not Designated as Hedging Instruments
Interest rate caps	$1,194,361	$15	$-	$-
Interest rate swap agreements	20,667	2,049	58,600	18,931
TRS	140,800	1,312	30,600	11,986

Total derivatives not designated as hedging instruments	$1,355,828	$3,376	$89,200	$30,917

	January 31, 2010
	(in thousands)

Derivatives Designated as Hedging Instruments
Interest rate caps and floors	$549,600	$1,738	$-	$-
Interest rate swap agreements	-	-	1,149,081	101,549
TRS	-	-	390,090	42,989

Total derivatives designated as hedging instruments	$549,600	$1,738	$1,539,171	$144,538

Derivatives Not Designated as Hedging Instruments
Interest rate caps and floors	$1,350,811	$33	$-	$-
Interest rate swap agreements	20,667	2,154	189,325	36,582
TRS	-	-	40,531	11,406

Total derivatives not designated as hedging instruments	$1,371,478	$2,187	$229,856	$47,988

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G.   Derivative Instruments and Hedging Activities (continued)
The following tables present the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in loss of unconsolidated entities and interest expense in the Consolidated Statements of Operations:

	Gain (Loss) Reclassified from
	Accumulated OCI

	Loss	Location on		Ineffectiveness
	Recognized	Consolidated		Recognized in
Derivatives Designated as	in OCI	Statements of		Interest Expense
Cash Flow Hedging Instruments	(Effective Portion)	Operations	Amount	on Derivatives
	(in thousands)

Three Months Ended October 31, 2010

Interest rate caps, interest rate swaps and Treasury options	$(13,633)	Interest expense	$(696)	$1
Interest rate caps and Treasury options	-	Equity in loss of unconsolidated entities	(19)	(3)

Total	$(13,633)		$(715)	$(2)

Nine Months Ended October 31, 2010

Interest rate caps, interest rate swaps and Treasury options	$(53,747)	Interest expense	$(2,144)	$2
Interest rate caps and Treasury options	-	Equity in loss of unconsolidated entities	(57)	(5)

Total	$(53,747)		$(2,201)	$(3)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G.   Derivative Instruments and Hedging Activities (continued)

	Gain (Loss) Reclassified from
	Accumulated OCI

	Gain (Loss)	Location on		Ineffectiveness
	Recognized	Consolidated		Recognized in
Derivatives Designated as	in OCI	Statements of		Interest Expense
Cash Flow Hedging Instruments	(Effective Portion)	Operations	Amount	on Derivatives
	(in thousands)
Three Months Ended October 31, 2009

Interest rate caps, interest rate swaps and Treasury options	$(5,977)	Interest expense	$(862)	$-

Treasury options	-	Equity in loss of unconsolidated entities	(41)	-

Total	$(5,977)		$(903)	$-

Nine Months Ended October 31, 2009

Interest rate caps, interest rate swaps and Treasury options	$22,452	Interest expense	$(2,420)	$(1,010)

Treasury options	-	Equity in loss of unconsolidated entities	(123)	-

Total	$22,452		$(2,543)	$(1,010)

The following table presents the impact of gains and losses related to derivative instruments designated as fair value hedges included in interest expense:

Derivatives Designated as
Fair Value Hedging Instruments	Net Gain Recognized(1)
	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
	(in thousands)

TRS	$2,620	$10,056	$8,492	$17,209
(1)
The net loss recognized in interest expense in the Consolidated Statements of Operations from the change in fair value of the underlying TRS borrowings was $(2,620) and $(8,492) for the three and nine months ended October 31, 2010, respectively, and $(10,056) and $(17,209) for the three and nine months ended October 31, 2009, respectively, offsetting the gain recognized on the TRS (see Note H - Fair Value Measurements).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G.   Derivative Instruments and Hedging Activities (continued)
The following table presents the impact of gains and losses related to derivative instruments not designated as hedging instruments included in interest expense:

Derivatives Not Designated as
Hedging Instruments	Net Gain (Loss) Recognized
	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
	(in thousands)

Interest rate caps, interest rate swaps and floors	$(1,502)	$(4,833)	$(6,804)	$1,589
TRS	2,541	250	(1,237)	(3,261)

Total	$1,039	$(4,583)	$(8,041)	$(1,672)

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
The Company has agreements with its derivative counterparties that contain a provision under which the derivative counterparty could terminate the derivative obligations if the Company defaults on its obligations under its bank revolving credit facility and designated conditions have passed. In instances where subsidiaries of the Company have derivative obligations that are secured by a mortgage, the derivative obligations could be terminated if the indebtedness between the two parties is terminated, either by loan payoff or default of the indebtedness. In addition, the Company has certain derivative contracts which provides that if the Company’s credit rating were to fall below certain levels, it may trigger additional collateral to be posted with the counterparty up to the full amount of the liability position of the derivative contracts. Also, certain subsidiaries of the Company have agreements with certain of its derivative counterparties that contain provisions whereby the subsidiaries of the Company must maintain certain minimum financial ratios.
As of October 31, 2010, the aggregate fair value of all derivative instruments in a liability position, prior to the adjustment for nonperformance risk of $(19,680,000), is $208,211,000, for which the Company had posted collateral consisting primarily of cash and notes receivable of $117,183,000. If all credit risk contingent features underlying these agreements had been triggered on October 31, 2010, as discussed above, the Company would have been required to post collateral of the full amount of the liability position referred to above, or $208,211,000.
H.   Fair Value Measurements
The Company’s financial assets and liabilities subject to fair value measurements are interest rate caps and swaptions, floors and swaptions, interest rate swap agreements (including forward swaps), TRS and borrowings subject to TRS (see Note G - Derivative Instruments and Hedging Activities). The Company’s real estate and unconsolidated entities are also subject to periodic fair value measurements (see Note M – Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-off of Abandoned Development Projects and Gain on Early Extinguishment of Debt).

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
Measurement of Fair Value
The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. Although the Company has determined that the significant inputs used to value its hedging instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of October 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its hedging instruments’ positions and has determined that the credit valuation adjustments are significant to the overall valuation of one interest rate swap and is not significant to the overall valuation of all of its other hedging instruments. As a result, the Company has determined that one interest rate swap is classified in Level 3 of the fair value hierarchy and all other hedging instruments valuations are classified in Level 2 of the fair value hierarchy.
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
To determine the fair value of the underlying borrowings subject to TRS, the base price is initially used as the estimate of fair value. The Company adjusts the fair value based upon observable and unobservable measures such as the financial performance of the underlying collateral; interest rate risk spreads for similar transactions and loan to value ratios. In the absence of such evidence, management’s best estimate is used. At October 31, 2010, the notional amount of TRS borrowings subject to fair value adjustments are approximately $279,755,000. The Company compares estimates of fair value to those provided by the respective counterparties on a quarterly basis. The Company has determined its fair value estimate of borrowings subject to TRS is classified in Level 3 of the fair value hierarchy.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
H.   Fair Value Measurements (continued)
Items Measured at Fair Value on a Recurring Basis
The Company’s financial assets consist of interest rate caps, interest rate swap agreements and TRS with positive fair values that are included in other assets. The Company’s financial liabilities consist of interest rate swap agreements and TRS with negative fair values that are included in accounts payable and accrued expenses and borrowings subject to TRS included in mortgage debt and notes payable, nonrecourse. The Company also records the redeemable noncontrolling interest related to Brooklyn Arena, LLC at redemption value, which approximates fair value (refer to “The Nets” section of Note J). The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of October 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
	at October 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate caps	$-	$179	$-	$179
Interest rate swap agreements (positive fair value)	-	2,049	-	2,049
Interest rate swap agreements (negative fair value)	-	(28,850)	(132,807)	(161,657)
TRS (positive fair value)	-	-	1,312	1,312
TRS (negative fair value)	-	-	(26,874)	(26,874)
Fair value adjustment to the borrowings subject to TRS	-	-	14,888	14,888
Redeemable noncontrolling interest	-	-	(225,502)	(225,502)

Total	$-	$(26,622)	$(368,983)	$(395,605)

The table below presents a reconciliation of all financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements
	Nine Months Ended October 31, 2010
	(in thousands)

				Fair value
	Redeemable			adjustment
	Noncontrolling	Interest Rate	Net	to the borrowings	Total TRS
	Interest	Swaps	TRS	subject to TRS	Related	Total

Balance, February 1, 2010	$-	$(89,637)	$(54,395)	$42,989	$(11,406)	$(101,043)
Total realized and unrealized gains (losses):
Contribution of redeemable noncontrolling interest	(221,909)	-	-	-	-	(221,909)
Included in earnings	1,249	-	7,255	(8,492)	(1,237)	12
Included in other comprehensive income	-	(43,170)	-	-	-	(43,170)
Included in additional paid-in capital	(4,842)	-	-	-	-	(4,842)
Transfers out of Level 3 (1)	-	-	18,959	(16,990)	1,969	1,969
Settlement	-	-	2,619	(2,619)	-	-

Balance, October 31, 2010	$(225,502)	$(132,807)	$(25,562)	$14,888	$(10,674)	$(368,983)

(1)
Transfers out during the nine months ended October 31, 2010 are related to the Company’s deconsolidation of certain entities as a result of a partial disposition of rental properties (see Note J – Net Gain (Loss) on Disposition of Partial Interests in Rental Properties and Other Investment) and the Company’s adoption of new consolidation accounting guidance.

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
During the nine months ended October 31, 2010, the Company granted 430,939 stock options and 721,528 shares of restricted stock under the Plan. The stock options had a grant-date fair value of $9.99, which was computed using the Black-Scholes option-pricing model with the following assumptions: expected term of 5.5 years, expected volatility of 71.5%, risk-free interest rate of 2.8%, and expected dividend yield of 0%. The exercise price of the options is $15.89, which was the closing price of the underlying Class A common stock on the date of grant. The restricted stock had a grant-date fair value of $15.89 per share, which was the closing price of the Class A common stock on the date of grant.
At October 31, 2010, there was $5,519,000 of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.29 years, and there was $16,118,000 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 2.75 years.
The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Stock option costs	$479	$1,928	$4,693	$6,546
Restricted stock costs	1,858	1,864	6,690	6,269

Total stock-based compensation costs	2,337	3,792	11,383	12,815
Less amount capitalized into qualifying real estate projects	(519)	(2,136)	(5,104)	(7,123)

Amount charged to operating expenses	1,818	1,656	6,279	5,692
Depreciation expense on capitalized stock-based compensation	150	105	451	313

Total stock-based compensation expense	$1,968	$1,761	$6,730	$6,005

Deferred income tax benefit	$660	$586	$2,301	$2,002

The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the nine months ended October 31, 2010 and 2009 was $1,136,000 and $350,000, respectively.
In connection with the vesting of restricted stock during the nine months ended October 31, 2010 and 2009, the Company repurchased into treasury 50,073 shares and 26,188 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $711,000 and $133,000, respectively.
J.   Net Gain (Loss) on Disposition of Partial Interests in Rental Properties and Other Investment
The net gain (loss) on disposition of partial interests in rental properties and other investment is comprised of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

University Park Joint Venture	$399	$-	$176,192	$-
The Nets	-	-	55,112	-
Bernstein Joint Venture	-	-	29,342	-
Other transaction costs	(2,656)	-	(2,656)	-

	$(2,257)	$-	$257,990	$-

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
J.   Net Gain (Loss) on Disposition of Partial Interests in Rental Properties and Other Investment (continued)
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
For its 49% share of the joint venture, the outside partner invested cash and the joint venture assumed approximately $320,000,000 of nonrecourse mortgage debt on the seven buildings. In exchange for the contributed ownership interest, the Company received net cash proceeds of $140,545,000, of which $135,117,000 was in the form of a loan from the joint venture, resulting in a gain of $176,192,000 net of transaction costs of $31,268,000 during the nine months ended October 31, 2010. Included in these transaction costs were $23,251,000 of participation payments made to the ground lessor of the seven properties in accordance with the respective ground lease agreements. As a result of this transaction, the Company is accounting for the new joint venture and the seven properties as equity method investments since both partners have joint control of the new venture and the properties. The Company will serve as asset and property manager for the buildings.
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
The MP Entities have the right to put their Arena ownership interests to the Company during a four-month period following the ten-year anniversary of the completion of the Barclays Center for fair market value, as defined in the agreement. Due to the put option, the noncontrolling interest is redeemable and does not qualify as permanent equity. As a result, this redeemable noncontrolling interest is recorded in the mezzanine section of the Company’s consolidated balance sheet and will be reported at redemption value, which represents fair market value, on a recurring basis. At October 31, 2010, the estimated fair value, which is a Level 3 input, is based on a projected discounted cash flow model (see Note H – Fair Value Measurements).
NS&E has a similar right to put its noncontrolling interest in The Nets to the MP Entities at fair market value during the same time period as the MP Entities have their put right on Arena.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
J.   Net Gain (Loss) on Disposition of Partial Interests in Rental Properties and Other Investment (continued)
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
The Company received $28,922,000 in cash proceeds and the joint venture assumed $163,000,000 of the nonrecourse mortgage debt on the properties resulting in gains on disposition of partial interests in rental properties and other investment of $29,342,000 for the nine months ended October 31, 2010. As a result of this transaction, the Company is accounting for the new joint venture and the three properties as equity method investments since both partners have joint control of the new venture and the properties. The Company continues to lease and manage the three properties on behalf of the joint venture.
Other Transaction Costs
Other transaction costs of $2,656,000 represent costs incurred in connection with a potential partial disposition in certain rental properties. During the three months ended October 31, 2010, the Company abandoned the proposed transaction and all related transaction costs were expensed.
K.   Income Taxes
Income tax expense (benefit) for the three months ended October 31, 2010 and 2009 was $6,804,000 and $(2,949,000), respectively. Income tax expense (benefit) for the nine months ended October 31, 2010 and 2009 was $61,864,000 and $(26,035,000), respectively. The difference in the recorded income tax expense (benefit) versus the income tax expense (benefit) computed at the statutory federal income tax rate is primarily attributable to state income taxes, utilization of state net operating losses, additional general business credits, changes to the valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.
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
As of October 31 and January 31, 2010, the Company had unrecognized tax benefits of $439,000 and $1,611,000, respectively. The decrease in the unrecognized tax benefit and the associated accrued interest payable for the nine months ended October 31, 2010 primarily relates to the expiration of the statutes of limitation for certain jurisdictions. The Company recognizes estimated interest payable on underpayments of income taxes and estimated penalties as components of income tax expense. As of October 31 and January 31, 2010, the Company had approximately $104,000 and $525,000, respectively, of accrued interest and penalties related to uncertain income tax positions. The Company recorded income tax expense (benefit) relating to interest and penalties on uncertain tax positions of $(12,000) and $(421,000) for the three and nine months ended October 31, 2010, respectively, and $(87,000) and $37,000 for the three and nine months ended October 31, 2009, respectively.
The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized as of October 31, 2010 and 2009, is $141,000 and $172,000, respectively. Based upon the Company’s assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will change from those recorded at October 31, 2010. Included in the $439,000 of unrecognized benefits noted above is $295,000 which, due to the reasons above, could decrease during the next twelve months.
L.   Discontinued Operations
All revenues and expenses of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Operations for the three and nine months ended October 31, 2010 and 2009. The Company considers assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing. There were no assets classified as held for sale at October 31 or January 31, 2010.
During the third quarter of 2010, the Company sold Saddle Rock Village, a specialty retail center in Aurora, Colorado, which generated a pre-tax loss on disposition of a rental property of $1,428,000, ($758,000 net of tax). The loss along with the operating results of the property through the date of sale is classified as discontinued operations for the three and nine months ended October 31, 2010 and 2009.
During the second quarter of 2010, the Company sold 101 San Fernando, an apartment community in San Jose, California, which generated a gain on disposition of a rental property of $6,204,000, before tax and noncontrolling interest ($1,099,000, net of tax and noncontrolling interest). The gain along with the operating results of the property through the date of sale is classified as discontinued operations for the nine months ended October 31, 2010 and the three and nine months ended October 31, 2009.
During the third quarter of 2009, the Company sold Sterling Glen of Glen Cove and Sterling Glen of Great Neck, two supported-living apartment properties in New York. The operating results of the properties are classified as discontinued operations for the three and nine months ended October 31, 2009.
During the first quarter of 2009, the Company sold Grand Avenue, a specialty retail center in Queens, New York, which generated a pre-tax gain on disposition of a rental property of $4,548,000 ($2,784,000, net of tax). The gain along with the operating results of the property through the date of sale is classified as discontinued operations for the nine months ended October 31, 2009.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
L.	Discontinued Operations (continued)
The following table lists rental properties included in discontinued operations:

				Three	Nine	Three	Nine
				Months	Months	Months	Months
		Square Feet/	Period	Ended	Ended	Ended	Ended
Property	Location	Number of Units	Disposed	10/31/2010	10/31/2010	10/31/2009	10/31/2009

Residential Group:
101 San Fernando	San Jose, California	323 units	Q2-2010	-	Yes	Yes	Yes
Sterling Glen of Glen Cove	Glen Cove, New York	80 units	Q3-2009	-	-	Yes	Yes
Sterling Glen of Great Neck	Great Neck, New York	142 units	Q3-2009	-	-	Yes	Yes

Commercial Group:
Saddle Rock Village	Aurora, Colorado	294,000 square feet	Q3-2010	Yes	Yes	Yes	Yes
Grand Avenue	Queens, New York	100,000 square feet	Q1-2009	-	-	-	Yes
The operating results related to discontinued operations were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Revenues from real estate operations	$311	$3,632	$3,783	$11,338

Expenses
Operating expenses	156	1,100	2,307	3,612
Depreciation and amortization	20	766	803	3,061
Impairment of real estate	-	9,775	-	9,775

	176	11,641	3,110	16,448

Interest expense	(52)	(638)	(242)	(2,644)
Amortization of mortgage procurement costs	(2)	(26)	(40)	(110)

Interest income	-	-	4	-
Gain (loss) on disposition of rental properties	(1,428)	-	4,776	4,548

Earnings (loss) before income taxes	(1,347)	(8,673)	5,171	(3,316)

Income tax expense (benefit)
Current	(321)	(3,082)	(541)	704
Deferred	(317)	(287)	916	(2,002)

	(638)	(3,369)	375	(1,298)

Earnings (loss) from discontinued operations	(709)	(5,304)	4,796	(2,018)

Noncontrolling interest, net of tax
Gain on disposition of rental properties	-	-	4,211	-
Operating earnings from rental properties	-	12	6	31

	-	12	4,217	31

Gain (loss) from discontinued operations attributable to Forest City Enterprises, Inc	$(709)	$(5,316)	$579	$(2,049)

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
Impairment of Real Estate
The Company reviews its real estate portfolio, including land held for development or sale, for impairment whenever events or changes indicate that its carrying value of the long-lived assets may not be recoverable. In cases where the Company does not expect to recover its carrying costs, an impairment charge is recorded. The Company recorded an impairment of certain real estate assets of $39,896,000 and $86,406,000 during the three and nine months ended October 31, 2010, respectively, and $549,000 and $3,124,000 during the three and nine months ended October 31, 2009, respectively.
Due to the economic downturn, the consolidation of the two anchor stores at the property and greater competition than originally anticipated in the surrounding area, occupancy levels and cash flow continued to decrease at Simi Valley Town Center, a regional mall located in Simi Valley, California. The Company had ongoing discussions with the mortgage lender regarding the performance of the property and the expectation is that it will be unable to generate sufficient cash flow to cover the debt service of the nonrecourse mortgage note. During the three months ended July 31, 2010, the lender determined it wanted to exit the investment by selling the nonrecourse mortgage note and the Company agreed to transfer the property to the purchaser of the nonrecourse mortgage upon a sale. Based on these events and changes in circumstances, the Company no longer intends to hold the property long term and dramatically shortened its estimated asset holding period. As a result, estimated future undiscounted cash flows were not sufficient to recover the carrying value and the asset was recorded at its estimated fair value resulting in an impairment charge of $45,410,000 for the three and six months ended July 31, 2010. During the three months ended October 31, 2010, further deterioration of the tenant base, including increased rent concessions, continued resulting in a lengthened marketing period and negatively impacting the estimated fair value of the asset necessitating an additional impairment charge of $31,552,000 during the three months ended October 31, 2010. Upon the actual disposition of the asset, the Company will be relieved of any payment obligation under the nonrecourse mortgage and will recognize a gain for the excess of the carrying value of the mortgage over the fair value of the asset sold. In addition, the Company recorded impairments of real estate for other properties during the three and nine months ended October 31, 2010 as described in the table below. These impairments represent a write down to the estimated fair value due to a change in events, primarily related to bona fide third-party purchase offers.
The following table summarizes the Company’s impairment of real estate.

		Three Months Ended October 31,		Nine Months Ended October 31,
		2010	2009	2010	2009
		(in thousands)		(in thousands)

Simi Valley Town Center (Regional Mall)	(Simi Valley, California)	$31,552	$-	$76,962	$-
Development property at Waterfront Station	(Washington, D.C.)	3,103	-	3,103	-
250 Huron (Office Building)	(Cleveland, Ohio)	2,040	-	2,040	-
Investment in triple net lease property	(Pueblo, Colorado)	2,641	-	2,641	-
Residential development property	(Mamaroneck, New York)	-	-	-	1,124
Gladden Farms (Land Project)	(Marana, Arizona)	-	549	650	1,229
Other		560	-	1,010	771

		$39,896	$549	$86,406	$3,124

In addition, included in discontinued operations is a $9,775,000 impairment of real estate for two properties that were sold during the three months ended October 31, 2009. These impairments represent a write down to the estimated fair value due to changes in events, related to a bona fide third-party purchase offer and consideration of current market conditions and the impact of these events to the properties estimated future cash flows.
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
The impairments recorded during the three months ended October 31, 2010 at Central Station, a mixed-use land development project in Chicago, Illinois represent other-than-temporary impairments in the Company’s investments of four unconsolidated entities which hold investments in certain condominium buildings. Due to the continued price deterioration of the Chicago condominium prices, the Company made a strategic business decision during the three months ended October 31, 2010 to rent these condominium units. This decision combined with other changes in circumstances resulted in a reduction of estimated discounted cash flows expected from these entities which are a key component in the associated fair value estimates. As a result, the investments in the unconsolidated entities were recorded at these reduced estimated fair values as of October 31, 2010, resulting in the impairment charges during the three and nine months ended October 31, 2010.
The following table summarizes the Company’s impairment of unconsolidated entities.

		Three Months Ended October 31,		Nine Months Ended October 31,
		2010	2009	2010	2009
		(in thousands)		(in thousands)
Mixed-Use Land Development:
Central Station:
One Museum Park West	(Chicago, Illinois)	$8,250	$-	$8,250	$-
Museum Park Place Two	(Chicago, Illinois)	4,461	-	4,461	-
One Museum Park East	(Chicago, Illinois)	3,237	-	3,237	-
1600 Museum Park	(Chicago, Illinois)	2,363	-	2,363	-
Mercy Campus	(Chicago, Illinois)	-	-	1,817	-
Shamrock Business Center	(Painesville, Ohio)	170	1,150	170	1,150
Old Stone Crossing at Caldwell Creek	(Charlotte, North Carolina)	-	-	743	122
Office Buildings:
Mesa del Sol – Aperture Center	(Albuquerque, New Mexico)	2,733	-	2,733	-
818 Mission Street	(San Francisco, California)	-	-	4,018	-
Bulletin Building	(San Francisco, California)	-	-	3,543	-
Specialty Retail Centers:
Metreon	(San Francisco, California)	-	-	4,595	-
Southgate Mall	(Yuma, Arizona)	-	-	-	1,611
Apartment Communities:
Millender Center	(Detroit, Michigan)	-	3,247	-	10,317
Uptown Apartments	(Oakland, California)	-	-	-	6,781
Metropolitan Lofts	(Los Angeles, California)	-	1,466	-	2,505
Residences at University Park	(Cambridge, Massachusetts)	-	-	-	855
Fenimore Court	(Detroit, Michigan)	-	-	-	693
Classic Residence by Hyatt (Supported-Living Apartments)	(Yonkers, New York)	-	-	-	3,152
Pittsburgh Peripheral (Commercial Group Land Project)	(Pittsburgh, Pennsylvania)	-	7,217	-	7,217
Other		350	120	815	260

		$21,564	$13,200	$36,745	$34,663

Write-Off of Abandoned Development Projects
On a quarterly basis, the Company reviews each project under development to determine whether it is probable the project will be developed. If management determines that the project will not be developed, project costs are written off as an abandoned development project cost. The Company may abandon projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or due to third party challenges related to entitlements or public financing. The Company wrote off abandoned development projects of $641,000 and $678,000 for the three and nine months ended October 31, 2010, respectively, and $3,758,000 and $21,398,000 for the three and nine months ended October 31, 2009, respectively, which were recorded in operating expenses.
In addition, included in equity in earnings (loss) of unconsolidated entities are write-offs of $343,000 and $2,900,000 for the three and nine months ended October 31, 2010, respectively, which represent the Company’s proportionate share of write-offs of abandoned development projects of equity method investments. The Company had no write-offs of abandoned development projects related to unconsolidated entities for the three and nine months ended October 31, 2009.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
M.	Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Gain on Early Extinguishment of Debt (continued)
Gain on Early Extinguishment of Debt
For the three and nine months ended October 31, 2010, the Company recorded $2,460,000 and $10,653,000, respectively, as gain on early extinguishment of debt. The amounts for 2010 primarily include a $2,472,000 gain on early extinguishment of nonrecourse mortgage debt at Botanica on the Green and Crescent Flats, apartment communities located in Denver, Colorado, a $6,297,000 gain related to the exchange of a portion of the 2011, 2015 and 2017 Senior Notes for a new issue of Series A preferred stock and a $1,896,000 gain on the early extinguishment of a portion of the 2011 and 2017 Senior Notes (see Note E - Senior and Subordinated Debt).
For the three and nine months ended October 31, 2009, the Company recorded $28,902,000 and $37,965,000, respectively, as gain on early extinguishment of debt. The amounts for 2009 primarily represent gains on the early extinguishment of nonrecourse mortgage debt at an underperforming retail project, a land development project in Marana, Arizona, Gladden Farms, and the gain related to the exchange of a portion of the 2011 Notes for a new issue of 2014 Notes (see Note E - Senior and Subordinated Debt).
N.	Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The Class A Common Units, which are reflected as noncontrolling interests in the Company’s Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Class A Common Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with the put or conversion of the 2014 Notes, 2016 Notes and Series A preferred stock are included in the computation of diluted EPS using the if-converted method. The loss from continuing operations attributable to Forest City Enterprises, Inc. for the three months ended October 31, 2010 and the nine months ended October 31, 2009 and the net loss attributable to Forest City Enterprises, Inc. for the three months ended October 31, 2009 were allocated solely to holders of common stock as the participating security holders do not share in the losses.
(continued on next page)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
N.	Earnings Per Share (continued)
The reconciliation of the amounts used in the basic and diluted EPS computations is shown in the following table.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Numerators (in thousands)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc.	$(46,082)	$932	$59,914	$(34,803)
Dividends on preferred stock	(3,850)	-	(7,957)	-
Undistributed earnings allocated to participating securities	-	(28)	(1,657)	-

Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Basic	(49,932)	904	50,300	(34,803)
Undistributed earnings allocated to participating securities	-	28	1,657	-
Interest on convertible debt	-	-	7,920	-
Preferred distribution on Class A Common Units	-	-	1,075	-

Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Diluted	$(49,932)	$932	$60,952	$(34,803)

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(46,791)	$(4,384)	$60,493	$(36,852)
Dividends on preferred stock	(3,850)	-	(7,957)	-
Undistributed earnings allocated to participating securities	-	-	(1,675)	-

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Basic	(50,641)	(4,384)	50,861	(36,852)
Undistributed earnings allocated to participating securities	-	-	1,675	-
Interest on convertible debt	-	-	7,920	-
Preferred distribution on Class A Common Units	-	-	1,075	-

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Diluted	$(50,641)	$(4,384)	$61,531	$(36,852)

Denominators
Weighted average shares outstanding - Basic	155,484,451	155,314,676	155,431,893	134,602,200
Effect of stock options and restricted stock	-	229,638	466,380	-
Effect of convertible debt	-	-	28,133,038	-
Effect of convertible Class A Common Units	-	-	3,646,755	-

Weighted average shares outstanding - Diluted (1)	155,484,451	155,544,314	187,678,066	134,602,200

Earnings Per Share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Basic	$(0.32)	$0.01	$0.32	$(0.26)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Diluted	$(0.32)	$0.01	$0.32	$(0.26)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Basic	$(0.33)	$(0.03)	$0.33	$(0.27)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Diluted	$(0.33)	$(0.03)	$0.33	$(0.27)
(1)	a)
Incremental shares from dilutive options, restricted stock and convertible securities aggregating 46,792,862 for the three months ended October 31, 2010 and 5,304,424 for the nine months ended October 31, 2009 were not included in the computation of diluted EPS because their effect is anti-dilutive due to the loss from continuing operations.

b)
Weighted-average options and restricted stock of 5,011,252 and 4,787,334 for the three and nine months ended October 31, 2010, respectively, and 4,444,320 and 4,679,029 for the three and nine months ended October 31, 2009, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive. Weighted-average shares issuable upon the conversion of preferred stock of 12,631,541 for the nine months ended October 31, 2010, and weighted-average shares issuable upon conversion of the convertible Class A Common Units, the 2014 Notes and the 2016 Notes of 8,322,258 for the three months ended October 31, 2009 were not included in the computation of diluted EPS because their effect is anti-dilutive under the if-converted method.

c)
Weighted-average performance shares of 172,609 for both the three and nine months ended October 31, 2010 and 2009 were not included in the computation of diluted EPS because the performance criteria were not satisfied as of the end of the respective periods.

d)
The 2011 Notes can be put to the Company by the holders under certain circumstances (see Note E – Senior and Subordinated Debt). If the Company exercises its net share settlement option upon a put of the 2011 Notes by the holders, it will then issue shares of its Class A common stock. The effect of these shares was not included in the computation of diluted EPS for the three and nine months ended October 31, 2010 and 2009 because the Company’s average stock price did not exceed the put value price of the 2011 Notes. These notes will be dilutive when the average stock price for the period exceeds $66.39. Additionally, the Company sold a warrant with an exercise price of $74.35, which has also been excluded from diluted EPS for the three and nine months ended October 31, 2010 and 2009 because the Company’s stock price did not exceed the exercise price.

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

			October 31,	January 31,	Three Months Ended October 31,		Nine Months Ended October 31,
			2010	2010	2010	2009	2010	2009
			Identifiable Assets		Capital Expenditures

Commercial Group			$8,531,105	$8,626,937	$115,600	$160,672	$398,320	$432,946
Residential Group			2,679,824	2,674,639	48,195	105,270	165,544	291,875
Land Development Group			469,875	460,513	-	-	-	-
The Nets (1)			-	(333)	-	-	-	-
Corporate Activities			116,813	154,955	-	50	16	280

			$11,797,617	$11,916,711	$163,795	$265,992	$563,880	$725,101

	Three Months Ended October 31,		Nine Months Ended October 31,		Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009	2010	2009	2010	2009
	Revenues from Real Estate Operations				Operating Expenses

Commercial Group	$234,833	$236,773	$691,017	$703,353	$111,031	$113,378	$333,349	$332,002
Commercial Group Land Sales	8,672	4,155	23,429	16,169	7,169	3,030	18,952	10,521
Residential Group	52,706	57,108	157,888	194,014	33,681	34,271	98,833	131,629
Land Development Group	7,088	6,120	19,564	13,491	9,003	11,224	26,874	24,049
The Nets	-	-	-	-	-	-	-	-
Corporate Activities	-	-	-	-	8,889	8,716	29,325	30,617

	$303,299	$304,156	$891,898	$927,027	$169,773	$170,619	$507,333	$528,818

	Depreciation and Amortization Expense				Interest Expense

Commercial Group	$47,469	$50,639	$143,813	$152,389	$58,754	$62,737	$181,510	$175,812
Residential Group	15,163	14,229	40,195	42,653	3,295	5,409	17,318	21,104
Land Development Group	65	222	264	684	845	817	2,178	1,623
The Nets	-	-	-	-	-	-	-	-
Corporate Activities	480	732	1,365	2,219	15,509	18,764	48,052	59,435

	$63,177	$65,822	$185,637	$197,945	$78,403	$87,727	$249,058	$257,974

	Interest and Other Income				Net Earnings (Loss) Attributable to Forest City Enterprises, Inc.

Commercial Group	$3,230	$843	$13,441	$2,645	$(7,922)	$17,973	$80,671	$43,301
Residential Group	6,006	2,712	14,243	12,842	10,652	(1,425)	38,743	(9,596)
Land Development Group	2,521	1,759	6,946	7,456	(12,133)	(2,630)	(14,634)	3,350
The Nets	-	-	-	-	(598)	(7,065)	10,774	(19,619)
Corporate Activities	163	208	337	981	(36,790)	(11,237)	(55,061)	(54,288)

	$11,920	$5,522	$34,967	$23,924	$(46,791)	$(4,384)	$60,493	$(36,852)

(1)	The identifiable assets of $(333) at January 31, 2010 represent losses in excess of the Company’s investment basis in The Nets.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
O.	Segment Information (continued)
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
Reconciliation of EBDT to Net Earnings (Loss) by Segment:

			Land
	Commercial	Residential	Development		Corporate
Three Months Ended October 31, 2010	Group	Group	Group	The Nets	Activities	Total

EBDT	$73,040	$34,678	$441	$(598)	$(16,862)	$90,699
Depreciation and amortization – Real Estate Groups	(52,601)	(20,251)	(48)	-	-	(72,900)
Amortization of mortgage procurement costs – Real Estate Groups	(3,264)	(716)	(47)	-	-	(4,027)
Deferred taxes – Real Estate Groups	(3,925)	(4,730)	(607)	-	(19,928)	(29,190)
Straight-line rent adjustment	2,695	(37)	(1)	-	-	2,657
Preference payment	(585)	-	-	-	-	(585)
Gain (loss) on disposition of partial interests in rental properties, net of tax	(1,497)	352	-	-	-	(1,145)
Gain on disposition of unconsolidated entities, net of tax	3,943	1,356	-	-	-	5,299
Impairment of real estate, net of tax	(23,144)	-	(344)	-	-	(23,488)
Impairment of unconsolidated entities, net of tax	(1,674)	-	(11,527)	-	-	(13,201)
Discontinued operations, net of tax:
Depreciation and amortization - Real Estate Groups	(20)	-	-	-	-	(20)
Amortization of mortgage procurement costs - Real Estate Groups	(2)	-	-	-	-	(2)
Deferred taxes - Real Estate Groups	(140)	-	-	-	-	(140)
Straight-line rent adjustment	10	-	-	-	-	10
Loss on disposition of rental properties	(758)	-	-	-	-	(758)

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(7,922)	$10,652	$(12,133)	$(598)	$(36,790)	$(46,791)

Preferred dividends	-	-	-	-	(3,850)	(3,850)

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(7,922)	$10,652	$(12,133)	$(598)	$(40,640)	$(50,641)

			Land
	Commercial	Residential	Development		Corporate
Three Months Ended October 31, 2009	Group	Group	Group	The Nets	Activities	Total

EBDT	$85,114	$26,792	$(3,021)	$(7,065)	$(16,208)	$85,612
Depreciation and amortization – Real Estate Groups	(51,855)	(18,594)	(87)	-	-	(70,536)
Amortization of mortgage procurement costs – Real Estate Groups	(3,202)	(595)	(65)	-	-	(3,862)
Deferred taxes – Real Estate Groups	(10,088)	(1,823)	1,657	-	4,971	(5,283)
Straight-line rent adjustment	3,136	16	-	-	-	3,152
Preference payment	(585)	-	-	-	-	(585)
Gain on disposition of unconsolidated entities, net of tax	-	2,753	-	-	-	2,753
Impairment of real estate, net of tax	-	-	(336)	-	-	(336)
Impairment of unconsolidated entities, net of tax	(4,417)	(2,885)	(778)	-	-	(8,080)
Discontinued operations, net of tax:
Depreciation and amortization - Real Estate Groups	(140)	(608)	-	-	-	(748)
Amortization of mortgage procurement costs - Real Estate Groups	(12)	(14)	-	-	-	(26)
Deferred taxes - Real Estate Groups	10	(483)	-	-	-	(473)
Straight-line rent adjustment	12	-	-	-	-	12
Impairment of real estate, net of tax	-	(5,984)	-	-	-	(5,984)

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$17,973	$(1,425)	$(2,630)	$(7,065)	$(11,237)	$(4,384)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
O.	Segment Information (continued)
Reconciliation of EBDT to Net Earnings (Loss) by Segment (continued):

			Land
	Commercial	Residential	Development		Corporate
Nine Months Ended October 31, 2010	Group	Group	Group	The Nets	Activities	Total

EBDT	$206,141	$87,457	$1,007	$10,774	$(38,653)	$266,726
Depreciation and amortization – Real Estate Groups	(155,955)	(55,736)	(202)	-	-	(211,893)
Amortization of mortgage procurement costs – Real Estate Groups	(8,615)	(1,859)	(211)	-	-	(10,685)
Deferred taxes – Real Estate Groups	(17,044)	(11,343)	(827)	-	(16,408)	(45,622)
Straight-line rent adjustment	9,489	735	(5)	-	-	10,219
Preference payment	(1,756)	-	-	-	-	(1,756)
Gain on disposition of partial interests in rental properties, net of tax	106,118	18,083	-	-	-	124,201
Gain on disposition of unconsolidated entities, net of tax	3,436	1,356	-	-	-	4,792
Impairment of real estate, net of tax	(50,944)	-	(1,016)	-	-	(51,960)
Impairment of unconsolidated entities, net of tax	(9,115)	-	(13,380)	-	-	(22,495)
Discontinued operations, net of tax:
Depreciation and amortization - Real Estate Groups	(134)	(636)	-	-	-	(770)
Amortization of mortgage procurement costs - Real Estate Groups	(26)	(13)	-	-	-	(39)
Deferred taxes - Real Estate Groups	(194)	(400)	-	-	-	(594)
Straight-line rent adjustment	28	-	-	-	-	28
Gain (loss) on disposition of rental properties	(758)	1,099	-	-	-	341

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$80,671	$38,743	$(14,634)	$10,774	$(55,061)	$60,493

Preferred dividends	-	-	-	-	(7,957)	(7,957)

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$80,671	$38,743	$(14,634)	$10,774	$(63,018)	$52,536

			Land
	Commercial	Residential	Development		Corporate
Nine Months Ended October 31, 2009	Group	Group	Group	The Nets	Activities	Total

EBDT	$217,774	$82,117	$7,818	$(19,619)	$(65,391)	$222,699
Depreciation and amortization – Real Estate Groups	(157,265)	(57,893)	(275)	-	-	(215,433)
Amortization of mortgage procurement costs – Real Estate Groups	(9,286)	(1,928)	(410)	-	-	(11,624)
Deferred taxes – Real Estate Groups	(12,473)	(9,622)	(1,829)	-	11,103	(12,821)
Straight-line rent adjustment	9,468	31	-	-	-	9,499
Preference payment	(1,756)	-	-	-	-	(1,756)
Gain on disposition of unconsolidated entities, net of tax	-	2,753	-	-	-	2,753
Impairment of real estate, net of tax	-	(897)	(1,016)	-	-	(1,913)
Impairment of unconsolidated entities, net of tax	(5,404)	(14,877)	(938)	-	-	(21,219)
Discontinued operations, net of tax:
Depreciation and amortization - Real Estate Groups	(525)	(2,478)	-	-	-	(3,003)
Amortization of mortgage procurement costs - Real Estate Groups	(41)	(68)	-	-	-	(109)
Deferred taxes - Real Estate Groups	(29)	(750)	-	-	-	(779)
Straight-line rent adjustment	54	-	-	-	-	54
Gain on disposition of rental properties	2,784	-	-	-	-	2,784
Impairment of real estate, net of tax	-	(5,984)	-	-	-	(5,984)

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$43,301	$(9,596)	$3,350	$(19,619)	$(54,288)	$(36,852)

P.	Class A Common Units
The Company issued Class A Common Units (“Units”) in a jointly-owned limited liability company in exchange for interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. The Units may be exchanged for one of the following forms of consideration at the Company’s sole discretion: (i) an equal number of shares of the Company’s Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of the Company’s Class A common stock. The Company has no rights to redeem or repurchase the Units. At October 31 and January 31, 2010, 3,646,755 Units were outstanding. The carrying value of the Units of $186,021,000 is included as noncontrolling interests in the equity section of the Consolidated Balance Sheets at October 31 and January 31, 2010.
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
and each share of Class B common stock is entitled to ten votes per share. Class B Common Stock is convertible into Class A common stock on a share-for-share basis at the option of the holder. In June 2010, the shareholders of the Company approved increasing the number of authorized shares of Class A common stock to 371,000,000 shares.
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
During the three and nine months ended October 31, 2010, the Company declared and paid Series A preferred stock dividends of $3,850,000 and $7,957,000, respectively to preferred stock shareholders. Undeclared Series A preferred stock dividends were $1,925,000 at October 31, 2010. Effective November 1, 2010, pursuant to a Unanimous Written Consent, the Company’s Board of Directors declared cash dividends on the outstanding shares of Series A preferred stock dividends of $3,850,000 for the period from September 15, 2010 to December 14, 2010 to shareholders of record at the close of business on December 1, 2010, which will be paid on December 15, 2010.
In June 2010, the shareholders of the Company approved increasing the number of authorized shares of preferred stock to 20,000,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of Forest City Enterprises, Inc. and subsidiaries should be read in conjunction with the financial statements and the footnotes thereto contained in the annual report on Form 10-K for the year ended January 31, 2010, as amended on Form 10-K/A’s filed April 28, 2010 and September 17, 2010.
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
We have approximately $11.8 billion of consolidated assets in 27 states and the District of Columbia at October 31, 2010. Our core markets include Boston, the state of California, Chicago, Denver, the New York City/Philadelphia metropolitan area and the Greater Washington D.C./Baltimore metropolitan area. We have offices in Albuquerque, Boston, Chicago, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
Significant milestones occurring during the third quarter of 2010 included:
•
The grand opening of Presidio Landmark, a 161 unit apartment community located in San Francisco, California. The grand opening festival was held on September 25, 2010 and was open to the public, with over 1,500 attendees from the surrounding San Francisco area;

•
Beginning construction of Foundry Lofts, an apartment community at The Yards, our mixed-use project in southeast Washington, D.C. following the closing of the $46,100,000 HUD-insured mortgage loan. The loan has a term of 41 years and a 4.66% interest rate;

•
Reaching an agreement with Rock Gaming LLC, under which Rock Gaming will acquire land and air rights for development of a casino. Rock Gaming will acquire approximately 16 acres, including land immediately adjacent to Tower City Center in Cleveland, Ohio. The land and air rights transaction is expected to close during the fourth quarter of 2010;

•
Forest City Military Communities entered into exclusive negotiations with the U.S. Air Force to privatize military family housing at four bases in the southeastern United States. The project will involve the management, new construction and/or demolition of Air Force family housing at the Southern Group bases, resulting in an end state of approximately 2,185 units;

•
Closing a 10-year, $85,000,000, fixed-rate mortgage loan for 42nd Street, a specialty retail center in Manhattan, New York. The new financing is at an interest rate more than 325 basis points lower than that of the loan it replaces;

•
Closing a 10-year, $62,000,000 loan for Station Square, a mixed-use property in Pittsburgh, Pennsylvania. The commercial mortgage-backed securities financing carries a 5.85% interest rate and allowed repayment of three separate bank loans totaling $58,600,000;

•	Closing $289,914,000 in other nonrecourse mortgage financing transactions; and

•
The addition of Arthur F. Anton, president and chief executive officer of Swagelok Company, a manufacturing company based in Cleveland, Ohio, as a new Class B member of our board of directors, which was effective October 1, 2010. Anton will stand for election at our next annual meeting of shareholders in June 2011.

Subsequent to October 31, 2010, we achieved the following significant milestones:
•
The announcement of Lord & Taylor as an anchor tenant at Westchester’s Ridge Hill, a retail center currently under construction in Yonkers, New York. Lord & Taylor will open a 80,000 square foot retail store, its first location to open nationwide since 2001.

Net Earnings (Loss) Attributable to Forest City Enterprises, Inc. – Net earnings (loss) attributable to Forest City Enterprises, Inc. for the three months ended October 31, 2010 was $(46,791,000) versus $(4,384,000) for the three months ended October 31, 2009. Although we have substantial recurring revenue from our properties, we also enter into significant one-time transactions, which could create substantial variances in net earnings (loss) between periods. This variance to the prior comparable period is primarily attributable to the following decreases, which are net of tax and noncontrolling interest:
•
$22,289,000 ($36,410,000, pre-tax) related to the 2010 increase in impairment charges of consolidated (including discontinued properties) and unconsolidated entities (see the “Impairment of Real Estate” and “Impairment of Unconsolidated Entities” sections of the MD&A);

•
$17,501,000 ($28,588,000, pre-tax, which includes $1,899,000 for unconsolidated entities) primarily related to decreased gains on early extinguishment of debt in 2010 when compared to 2009 (see the “Gain on Early Extinguishment of Debt” section of the MD&A);

•
$1,626,000 ($2,656,000, pre-tax) related to transaction costs expensed during 2010 that were incurred in connection with a potential partial disposition in certain rental properties that did not occur; and

•	$758,000 ($1,428,000, pre-tax) related to the 2010 loss on disposition of Saddle Rock Village, a specialty retail center in Aurora, Colorado.
These decreases were partially offset by the following increases, net of tax and noncontrolling interest:
•
$3,573,000 ($5,837,000, pre-tax) related to the change in fair market value of derivatives between the comparable periods, which was marked to market through interest expense as a result of the derivatives not qualifying for hedge accounting;

•
$2,547,000 ($4,160,000, pre-tax) related to the excess of 2010 gains on disposition of our unconsolidated investments in Woodbridge Crossing, a specialty retail center in Woodbridge, New Jersey, and Pebble Creek, an apartment community in Twinsburg, Ohio, over the 2009 gain on disposition of our unconsolidated investment in Boulevard Towers, an apartment community in Amherst, New York;

•	$2,448,000 ($3,998,000, pre-tax) related to the 2009 participation payment on the refinancing of 45/75 Sidney, office buildings in Cambridge, Massachusetts, that did not recur;

•	$1,698,000 ($2,774,000, pre-tax, which includes $343,000 for unconsolidated entities) of decreased write-offs of abandoned development projects in 2010 compared to 2009; and

•
$1,110,000 ($1,814,000, pre-tax, which includes $1,449,000 for unconsolidated entities) related to an increase in income recognized on the sale of state and federal Historic Preservation Tax Credits and New Market Tax Credits in 2010 compared to 2009.

Net earnings (loss) attributable to Forest City Enterprises, Inc. for the nine months ended October 31, 2010 was $60,493,000 versus $(36,852,000) for the nine months ended October 31, 2009. This variance is primarily attributable to the following increases, which are net of tax and noncontrolling interest:
•
$107,859,000 ($176,192,000, pre-tax) related to the 2010 gain on disposition of partial interest in seven mixed-use University Park life science properties in Cambridge, Massachusetts, related to the formation of a new joint venture with an outside partner;

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

•	$10,909,000 ($17,820,000, pre-tax, which includes $2,900,000 for unconsolidated entities) of decreased write-offs of abandoned development projects in 2010 compared to 2009;

•
$6,954,000 ($11,359,000, pre-tax, which includes $1,449,000 for unconsolidated entities) related to an increase in income recognized on the sale of state and federal Historic Preservation Tax Credits and New Market Tax Credits in 2010 compared to 2009;

•
$5,016,000 ($8,193,000, pre-tax) related to the 2010 gain on early extinguishment of debt on the exchange of a portion of our Senior Notes due 2011, 2015 and 2017 for a new issue of Series A preferred stock and purchase of a portion of our Senior Notes due 2011 and 2017;

•	$3,272,000 ($5,345,000, pre-tax) of decreased company-wide severance and outplacement costs in 2010 compared to 2009;

•	$2,448,000 ($3,998,000, pre-tax) related to the 2009 participation payment on the refinancing of 45/75 Sidney that did not recur; and

•
$2,039,000 ($3,330,000, pre-tax) primarily related to the excess of 2010 gains on disposition of our unconsolidated investments in Woodbridge Crossing and Pebble Creek, offset by the 2010 loss on disposition of Metreon, a specialty retail center in San Francisco, California, over the 2009 gain on disposition of our unconsolidated investment in Boulevard Towers.

These increases were partially offset by the following decreases, net of tax and noncontrolling interest:
•	$45,339,000 ($74,063,000, pre-tax) related to the 2010 increase in impairment charges of consolidated (including discontinued properties) and unconsolidated entities;

•
$22,941,000 ($37,475,000, pre-tax, which includes $1,723,000 for unconsolidated entities) primarily related to decreased gains on early extinguishment of debt in 2010 when compared to 2009 (see the “Gain on Early Extinguishment of Debt” section of the MD&A);

•
$4,901,000 ($7,740,000, pre-tax) primarily related to military housing fee income from the management and development of military housing units in Hawaii, Illinois, Washington and Colorado in 2010 compared to 2009;

•
$2,443,000 ($3,983,000, pre-tax) related to the overall decreased net gains on disposition included in discontinued operations in 2010 as compared to 2009. The dispositions in 2010 include Saddle Rock Village and 101 San Fernando, an apartment community in San Jose, California. The disposition in 2009 is Grand Avenue, a specialty retail center in Queens, New York;

•
$2,434,000 ($3,976,000, pre-tax) related to the change in fair market value of derivatives between the comparable periods, which was marked to market through interest expense as a result of the derivatives not qualifying for hedge accounting offset by cash flow hedge ineffectiveness in 2009 that did not recur in 2010;

•
$2,203,000 ($3,599,000, pre-tax) related to a gain recognized in 2009 for insurance proceeds received related to fire damage of an apartment building in excess of the book value of the damaged asset that did not recur; and

•
$1,626,000 ($2,656,000, pre-tax) related to transaction costs expensed during 2010 that were incurred in connection with a potential partial disposition in certain rental properties that did not occur.

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, operating expenses, interest expense, equity in earnings (loss) of unconsolidated entities and impairment of unconsolidated entities by segment. See discussion of these amounts by segment in the narratives following the tables.

	Three Months Ended October 31,			Nine Months Ended October 31,
	2010	2009	Variance	2010	2009	Variance
	(in thousands)			(in thousands)
Revenues from Real Estate Operations
Commercial Group	$234,833	$236,773	$(1,940)	$691,017	$703,353	$(12,336)
Commercial Group Land Sales	8,672	4,155	4,517	23,429	16,169	7,260
Residential Group	52,706	57,108	(4,402)	157,888	194,014	(36,126)
Land Development Group	7,088	6,120	968	19,564	13,491	6,073
The Nets	-	-	-	-	-	-
Corporate Activities	-	-	-	-	-	-

Total Revenues from Real Estate Operations	$303,299	$304,156	$(857)	$891,898	$927,027	$(35,129)

Operating Expenses
Commercial Group	$111,031	$113,378	$(2,347)	$333,349	$332,002	$1,347
Cost of Commercial Group Land Sales	7,169	3,030	4,139	18,952	10,521	8,431
Residential Group	33,681	34,271	(590)	98,833	131,629	(32,796)
Land Development Group	9,003	11,224	(2,221)	26,874	24,049	2,825
The Nets	-	-	-	-	-	-
Corporate Activities	8,889	8,716	173	29,325	30,617	(1,292)

Total Operating Expenses	$169,773	$170,619	$(846)	$507,333	$528,818	$(21,485)

Interest Expense
Commercial Group	$58,754	$62,737	$(3,983)	$181,510	$175,812	$5,698
Residential Group	3,295	5,409	(2,114)	17,318	21,104	(3,786)
Land Development Group	845	817	28	2,178	1,623	555
The Nets	-	-	-	-	-	-
Corporate Activities	15,509	18,764	(3,255)	48,052	59,435	(11,383)

Total Interest Expense	$78,403	$87,727	$(9,324)	$249,058	$257,974	$(8,916)

Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$6,274	$3,386	$2,888	$12,521	$4,965	$7,556
Gain on disposition of Woodbridge Crossing	6,443	-	6,443	6,443	-	6,443
Gain on disposition of Coachella Plaza	-	-	-	104	-	104
Gain on disposition of Southgate Mall	-	-	-	64	-	64
Gain on disposition of El Centro Mall	-	-	-	48	-	48
Loss on disposition of Metreon	-	-	-	(1,046)	-	(1,046)
Residential Group	7,655	2,029	5,626	14,317	4,949	9,368
Gain on disposition of Pebble Creek	2,215	-	2,215	2,215	-	2,215
Gain on disposition of Boulevard Towers	-	4,498	(4,498)	-	4,498	(4,498)
Land Development Group	60	2,304	(2,244)	2,633	4,952	(2,319)
The Nets	(415)	(10,853)	10,438	(18,006)	(29,841)	11,835
Corporate Activities	-	-	-	-	-	-

Total Equity in Earnings (Loss) of Unconsolidated Entities	$22,232	$1,364	$20,868	$19,293	$(10,477)	$29,770

Impairment of Unconsolidated Entities
Commercial Group	$2,733	$7,217	$(4,484)	$14,889	$8,828	$6,061
Residential Group	-	4,713	(4,713)	-	24,303	(24,303)
Land Development Group	18,831	1,270	17,561	21,856	1,532	20,324
The Nets	-	-	-	-	-	-
Corporate Activities	-	-	-	-	-	-

Total Impairment of Unconsolidated Entities	$21,564	$13,200	$8,364	$36,745	$34,663	$2,082

Commercial Group
Revenues from Real Estate Operations – Revenues from real estate operations for the Commercial Group increased by $2,577,000, or 1.1%, for the three months ended October 31, 2010 compared to the same period in the prior year. The variance is primarily attributable to the following increases:
•	$7,158,000 related to new property openings as noted in the table below;

•
$4,517,000 related to increases in commercial outlot land sales primarily at Salt Lake City in Utah and Orchard Town Center in Westminster, Colorado, which were partially offset by decreases at Ridge Hill in Yonkers, New York, South Bay Southern Center in Redondo Beach, California, and Promenade Bolingbrook in Bolingbrook, Illinois;

•
$2,243,000 related to increased occupancy at Illinois Science and Technology Park in Skokie, Illinois, Higbee Building in Cleveland, Ohio and Johns Hopkins – 855 North Wolfe Street in East Baltimore, Maryland;

•
$1,256,000 related to increased revenues earned on a construction contract with the New York City School Construction Authority for the construction of a school on the lower floors at Beekman, a mixed-use residential project under construction in Manhattan, New York. This represents a reimbursement of costs that is included in operating expenses discussed below; and

•	$1,167,000 related to development fee income at Las Vegas City Hall, a fee-based project in Nevada.
These increases were partially offset by the following decrease:
•
$17,159,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner in seven mixed-use University Park life science properties in Cambridge, Massachusetts.

The balance of the remaining increase of $3,395,000 was generally due to miscellaneous fluctuations within the operating segment.
Revenues from real estate operations for the Commercial Group decreased by $5,076,000, or 0.7%, for the nine months ended October 31, 2010 compared to the same period in the prior year. The variance is primarily attributable to the following decrease:
•	$44,164,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner in University Park.
This decrease was partially offset by the following increases:
•	$15,721,000 related to new property openings as noted in the table below;

•
$9,263,000 related to increased revenues earned on a construction contract with the New York City School Construction Authority for the construction of a school on the lower floors at Beekman. This represents a reimbursement of costs that is included in operating expenses discussed below;

•
$7,260,000 related to increases in commercial outlot land sales primarily at South Bay Southern Center, Orchard Town Center and Salt Lake City, which were partially offset by decreases at Victoria Gardens in Rancho Cucamonga, California, Ridge Hill, Short Pump Town Center in Richmond, Virginia and White Oak Village in Richmond, Virginia;

•	$4,940,000 related to increased occupancy at Higbee Building and Illinois Science and Technology Park; and

•	$2,963,000 related to development fee income at Las Vegas City Hall.
The balance of the remaining decrease of $1,059,000 was generally due to miscellaneous fluctuations within the operating segment.
Operating and Interest Expenses – Operating expenses increased $1,792,000, or 1.5%, for the three months ended October 31, 2010 compared to the same period in the prior year. The variance is primarily attributable to the following increases:
•
$4,139,000 related to increases in commercial outlot land sales primarily at Salt Lake City and Orchard Town Center, which were partially offset by decreases in commercial outlot land sales at Ridge Hill;

•
$2,377,000 related to the change from equity method of accounting to full consolidation method for the Barclays Center arena upon the adoption of new accounting guidance for consolidation of VIEs. These costs represent non-capitalizable expenses, primarily marketing costs, related to the Barclays Center arena;

•	$1,896,000 related to new property openings as noted in the table below;

•
$1,256,000 related to construction of a school at Beekman. These costs are reimbursed by the New York City School Construction Authority which is included in revenues from real estate operations discussed above; and

•	$676,000 related to development expenses at Las Vegas City Hall.
These increases were partially offset by the following decreases:
•	$9,596,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner in University Park; and

•	$2,083,000 related to decreased write-offs of abandoned development projects in 2010 compared to 2009.
The balance of the remaining increase of $3,127,000 was generally due to miscellaneous fluctuations within the operating segment.
Operating expenses increased $9,778,000, or 2.9%, for the nine months ended October 31, 2010 compared to the same period in the prior year. The variance is primarily attributable to the following increases:
•
$9,263,000 related to construction of a school at Beekman. These costs are reimbursed by the New York City School Construction Authority which are included in revenues from real estate operations discussed above;

•
$8,431,000 related to increases in commercial outlot land sales primarily at South Bay Southern Center, Orchard Town Center and Salt Lake City, which were partially offset by decreases in commercial outlot land sales at Victoria Gardens, Ridge Hill and Short Pump Town Center;

•
$6,364,000 related to the change from equity method of accounting to full consolidation method for the Barclays Center arena upon the adoption of new accounting guidance for consolidation of VIEs. These costs represent non-capitalizable expenses, primarily marketing costs, related to the Barclays Center arena;

•	$4,262,000 related to new property openings as noted in the table below;

•	$1,536,000 related to increased occupancy at Higbee Building and Illinois Science and Technology Park; and

•	$1,344,000 related to development expenses at Las Vegas City Hall.
These increases were partially offset by the following decreases:
•	$17,079,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner in University Park; and

•	$8,810,000 related to decreased write-offs of abandoned development projects in 2010 compared to 2009.
The balance of the remaining increase of $4,467,000 was generally due to miscellaneous fluctuations within the operating segment.
Interest expense for the Commercial Group decreased by $3,983,000, or 6.3%, for the three months ended October 31, 2010 compared to the same period in the prior year. The decrease is primarily attributable to a decrease of $5,186,000 related to the change from full consolidation method to equity method upon formation of a new joint venture with an outside partner in University Park offset by openings of new properties. Interest expense increased by $5,698,000, or 3.2%, for the nine months ended October 31, 2010 compared to the same period in the prior year. The increase is primarily attributable to increases of $6,820,000 related to mark-to-market adjustments on non-designated interest rate swaps, $4,051,000 related to openings of new properties as noted in the table below, and increases related to other operating properties. These increases were primarily offset by a decrease of $13,238,000 related to the change from full consolidation method to equity method upon the formation of a new joint venture with an outside partner in University Park.

The following table presents the increases (decreases) in revenues and operating expenses incurred by the Commercial Group for newly-opened properties for the three and nine months ended October 31, 2010 compared to the same period in the prior year:

				Three Months Ended		Nine Months Ended
				October 31, 2010 vs. 2009		October 31, 2010 vs. 2009
				Revenues		Revenues
				from		from
		Quarter -	Square	Real Estate	Operating	Real Estate	Operating
Newly - Opened Properties	Location	Year Opened	Feet	Operations	Expenses	Operations	Expenses
				(in thousands)		(in thousands)
Office:
Waterfront Station – East 4th & West 4th Buildings Washington, D.C.		Q1-2010	631,000	$6,882	$1,949	$14,504	$4,216

Retail Centers:
Promenade at Temecula Expansion	Temecula, California	Q1-2009	127,000	276	(53)	1,217	46

Total				$7,158	$1,896	$15,721	$4,262

Comparable occupancy for the Commercial Group is 90.6% and 90.5% for retail and office, respectively, as of October 31, 2010 compared to 89.6% and 89.2%, respectively, as of October 31, 2009. Retail and office occupancy as of October 31, 2010 and 2009 is based on square feet leased at the end of the fiscal quarter. Comparable occupancy relates to properties opened and operated in both the nine months ended October 31, 2010 and 2009. Average occupancy for hotels for the nine months ended October 31, 2010 is 69.9% compared to 68.5% for the nine months ended October 31, 2009.
As of October 31, 2010, the average base rent per square feet expiring for retail and office leases is $27.74 and $31.04, respectively, compared to $26.17 and $31.30, respectively, as of October 31, 2009. Square feet of expiring leases and average base rent per square feet are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases. The average daily rate (“ADR”) for our hotel portfolio is $138.92 and $139.56 for the nine months ended October 31, 2010 and 2009, respectively. ADR is an operating statistic and is calculated by dividing revenue by the number of rooms sold for all hotels that were open and operating for both the nine months ended October 31, 2010 and 2009.
Residential Group
Revenues from Real Estate Operations – Included in revenues from real estate operations is fee income related to the development and construction management related to our military housing projects. Military housing fee income and related operating expenses may vary significantly from period to period based on the timing of development and construction activity at each applicable project. Revenues from real estate operations for the Residential Group decreased by $4,402,000, or 7.7%, during the three months ended October 31, 2010 compared to the same period in the prior year. The variance is primarily attributable to the following decreases:
•
$6,841,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner for The Grand in North Bethesda, Maryland, Lenox Park in Silver Spring, Maryland and Lenox Club in Arlington, Virginia;

•
$3,454,000 related to the change from full consolidation method of accounting to equity method upon the adoption of accounting guidance for consolidation of VIEs for Plymouth Square, Cambridge Towers, and Village Center in Detroit, Michigan, Autumn Ridge in Sterling Heights, Michigan, Coraopolis Towers in Coraopolis, Pennsylvania, Grove in Ontario, California, and Donora Towers in Donora, Pennsylvania; and

•
$964,000 related to military housing fee income from the management and development of military housing units located primarily on the islands of Oahu and Kauai, Hawaii, Chicago, Illinois, Seattle, Washington, and Colorado Springs, Colorado (see the “Military Housing Fee Revenues” section below for further detail).

These decreases were offset by the following increases:
•	$3,406,000 primarily related to new property openings and acquired properties as noted in the table below; and

•	$1,462,000 related to third-party management fees and other fee income.
The balance of the remaining increase of $1,989,000 was generally due to miscellaneous fluctuations within the operating segment as a result of improving operating fundamentals such as occupancy rates and net rental income (“NRI”).

Revenues from real estate operations for the Residential Group decreased by $36,126,000, or 18.6%, during the nine months ended October 31, 2010 compared to the same period in the prior year. The variance is primarily attributable to the following decreases:
•
$20,713,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner for The Grand, Lenox Park and Lenox Club;

•	$14,000,000 related to the land sale and related development opportunity in Mamaroneck, New York in the prior year;

•
$10,278,000 related to the change from full consolidation method of accounting to equity method upon the adoption of accounting guidance for consolidation of VIEs for Plymouth Square, Cambridge Towers, Village Center, Autumn Ridge, Coraopolis Towers, Grove and Donora Towers;

•
$6,352,000 related to military housing fee income from the management and development of military housing units located primarily on the islands of Oahu and Kauai, Hawaii, Chicago, Illinois, Seattle, Washington, and Colorado Springs, Colorado (see the “Military Housing Fee Revenues” section below for further detail); and

•	$5,173,000 related to insurance premiums earned from an owner’s controlled insurance program.
These decreases were offset by the following increases:
•	$9,088,000 primarily related to new property openings and acquired properties as noted in the table below; and

•	$4,662,000 related to third-party management fees and other fee income.
The balance of the remaining increase of $6,640,000 was generally due to miscellaneous fluctuations within the operating segment as a result of improving operating fundamentals such as occupancy rates and NRI.
Operating and Interest Expenses – Operating expenses for the Residential Group decreased by $590,000, or 1.7%, during the three months ended October 31, 2010 compared to the same period in the prior year. This variance is primarily attributable to the following decreases:
•
$2,810,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner for The Grand, Lenox Park and Lenox Club;

•
$1,623,000 related to the change from full consolidation method of accounting to equity method upon the adoption of accounting guidance for consolidation of VIEs for Plymouth Square, Cambridge Towers, Village Center, Autumn Ridge, Coraopolis Towers, Grove and Donora Towers;

•	$1,034,000 related to decreased write-offs of abandoned development projects in 2010 as compared to 2009; and

•	$985,000 related to expenditures associated with military housing fee revenues.
These decreases were partially offset by the following increases:
•	$1,460,000 related to new property openings and acquired properties as noted in the table below; and

•	$799,000 related to expenditures associated with third-party management fee arrangements.
The balance of the remaining increase of $3,603,000 was generally due to miscellaneous fluctuations within the operating segment.
Operating expenses for the Residential Group decreased by $32,796,000, or 24.9%, during the nine months ended October 31, 2010 compared to the same period in the prior year. This variance is primarily attributable to the following decreases:
•	$14,000,000 related to the cost of the land sale and related development opportunity in Mamaroneck, New York in the prior year;

•	$11,910,000 related to decreased write-offs of abandoned development projects in 2010 as compared to 2009;

•
$8,777,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner for The Grand, Lenox Park and Lenox Club;

•	$4,915,000 related to the change from full consolidation method of accounting to equity method upon the adoption of accounting guidance for consolidation of VIEs for Plymouth Square, Cambridge Towers, Village Center, Autumn Ridge, Coraopolis Towers, Grove and Donora Towers;

•	$3,880,000 related to management expenditures associated with military housing fee revenues; and

•	$2,410,000 related to insurance expenses associated with an owner’s controlled insurance program.
These decreases were partially offset by the following increases:
•	$4,252,000 related to new property openings and acquired properties as noted in the table below; and

•	$2,076,000 related to expenditures associated with third-party management fee arrangements.
The balance of the remaining increase of $6,768,000 was generally due to miscellaneous fluctuations within the operating segment.
Interest expense for the Residential Group decreased by $2,114,000 or 39.1% for the three months ended October 31, 2010 and $3,786,000 or 17.9% for the nine months ended October 31, 2010 compared to the same periods in the prior year. These decreases are primarily attributable to the deconsolidation of properties as a result of adopting new accounting guidance on the consolidation of VIEs, the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner for The Grand, Lenox Park and Lenox Club and mark-to-market adjustments on non-designated interest rate swaps partially offset by openings of new properties.
The following table presents the increases (decreases) in revenues and operating expenses incurred by the Residential Group for newly-opened properties for the three and nine months ended October 31, 2010 compared to the same period in the prior year:

					Three Months Ended		Nine Months Ended
					October 31, 2010 vs. 2009		October 31, 2010 vs. 2009
					Revenues		Revenues
					from		from
		Quarter - Year		Leasable	Real Estate	Operating	Real Estate	Operating
Newly - Opened Properties	Location	Opened		Units	Operations	Expenses	Operations	Expenses
					(in thousands)		(in thousands)
Presidio Landmark	San Francisco, California	Q3-2010		161	$9	$520	$9	$616
DKLB BKLN(formerly 80 DeKalb)	Brooklyn, New York	Q4-2009	(1)	365	2,075	295	4,486	1,604
North Church Towers	Parma Heights, Ohio	Q3-2009	(2)	399	443	305	1,787	1,230
Hamel Mill Lofts	Haverhill, Massachusetts	Q4-2008	(1)	305	578	205	1,487	923
Mercantile Place on Main	Dallas, Texas	Q4-2008	(1)	366	301	135	1,319	(121)

Total					$3,406	$1,460	$9,088	$4,252

(1)	Property to open in phases.
(2)	Acquired property.
Comparable average occupancy for the Residential Group is 94.6% and 91.4% for the nine months ended October 31, 2010 and 2009, respectively. Average residential occupancy for the nine months ended October 31, 2010 and 2009 is calculated by dividing gross potential rent less vacancy by gross potential rent. Comparable average occupancy relates to properties opened and operated in both the nine months ended October 31, 2010 and 2009.
Comparable NRI for the Residential Group was 92.8% and 87.1% for the nine months ended October 31, 2010 and 2009, respectively. NRI is an operating statistic that represents the percentage of potential rent received after deducting vacancy and rent concessions from gross potential rent.
Military Housing Fee Revenues – Development fees related to our military housing projects are earned based on a contractual percentage of the actual development costs incurred. We also recognize additional development incentive fees based upon successful completion of certain criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements. Development and development incentive fees of $1,627,000 and $5,124,000 were recognized during the three and nine months ended October 31, 2010, respectively, and $2,723,000 and $9,322,000 during the three and nine months ended October 31, 2009, respectively, which were recorded in revenues from real estate operations.

Construction management fees are earned based on a contractual percentage of the actual construction costs incurred. We also recognize certain construction incentive fees based upon successful completion of certain criteria as set forth in the construction contracts. Construction and incentive fees of $1,552,000 and $4,762,000 were recognized during the three and nine months ended October 31, 2010, respectively, and $1,731,000 and $7,385,000 during the three and nine months ended October 31, 2009, respectively, which were recorded in revenues from real estate operations.
Property management and asset management fees are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, that is generated by the military housing privatization projects as defined in the agreements. We also recognize property management incentive fees based upon successful completion of certain criteria as set forth in the property management agreements. Property management, management incentive and asset management fees of $3,945,000 and $11,936,000 were recognized during the three and nine months ended October 31, 2010, respectively, and $3,634,000 and $11,467,000 during the three and nine months ended October 31, 2009, respectively, which were recorded in revenues from real estate operations.
Land Development Group
Revenues from Real Estate Operations – Land sales and the related gross margins vary from period to period depending on the timing of sales and general market conditions relating to the disposition of significant land holdings. Although improved over the same period in the prior year, our land sales continue to be impacted by decreased demand from home buyers in certain core markets for the land business, reflecting conditions throughout the housing industry. Revenues from real estate operations for the Land Development Group increased by $968,000 for the three months ended October 31, 2010 compared to the same period in the prior year. This variance is primarily attributable to the following increases:
•	$1,092,000 related to higher land sales at Stapleton in Denver, Colorado; and

•	$1,430,000 primarily related to higher land sales at a land development project in Eaton Township, Ohio and a combination of smaller increases in land sales at other land development projects.
These increases were partially offset by the following decrease:
•	$1,554,000 related to lower unit sales primarily at Rockport Square in Lakewood, Ohio, combined with several smaller decreases in land sales at other land development projects.
Revenues from real estate operations for the Land Development Group increased by $6,073,000 for the nine months ended October 31, 2010 compared to the same period in the prior year. This variance is primarily attributable to the following increases:
•	$3,772,000 related to higher land sales at Stapleton;

•
$3,485,000 related to higher land sales at Tangerine Crossings in Tucson, Arizona, Waterbury in North Ridgeville, Ohio, Mill Creek in York County, South Carolina and Legacy Lakes in Aberdeen, North Carolina and a land development project in Eaton Township, Ohio; and

•	$870,000 primarily related to a combination of smaller increases in land sales at other land development projects.
These increases were partially offset by the following decreases:
•	$1,770,000 related to lower unit sales at Rockport Square and lower land sales at Creekstone in Copley, Ohio; and

•	$284,000 primarily related to a combination of smaller decreases in land sales at other land development projects.
Operating and Interest Expenses – Operating expenses decreased by $2,221,000 for the three months ended October 31, 2010 compared to the same period in the prior year. This variance is primarily attributable to the following decreases:
•	$2,500,000 nonrecurring legal settlement in 2009 related to a former joint venture; and

•	$2,436,000 primarily related to lower unit sales at Rockport Square, combined with several smaller expense decreases due to decreases in land sales at other land development projects.

These decreases were partially offset by the following increases:
•	$1,344,000 related to higher land sales at Stapleton; and

•
$1,371,000 primarily related to higher land sales at a land development project in Eaton Township, Ohio and a combination of several smaller expense increases due to increases in land sales at other land development projects.

Operating expenses increased by $2,825,000 for the nine months ended October 31, 2010 compared to the same period in the prior year. This variance is primarily attributable to the following increases:
•	$4,317,000 related to higher land sales at Stapleton;

•	$3,412,000 primarily related to higher land sales at Tangerine Crossings, Waterbury, Mill Creek, Legacy Lakes and a land development project in Eaton Township, Ohio; and

•	$543,000 primarily related to a combination of several smaller expense increases due to increases in land sales at other land development projects.
These increases were partially offset by the following decreases:
•	$2,500,000 nonrecurring legal settlement in 2009 related to a former joint venture;

•	$2,151,000 primarily related to lower unit sales at Rockport Square and lower land sales at Creekstone; and

•	$796,000 primarily related to a combination of several smaller expense decreases due to decreases in land sales at other land development projects.
Interest expense increased by $28,000 during the three months ended October 31, 2010 and $555,000 for the nine months ended October 31, 2010 compared to the same periods in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.
The Nets
Our ownership of The Nets is through Nets Sports and Entertainment LLC (“NSE”). NSE also owns Brooklyn Arena, LLC (“Arena”), an entity that through its subsidiaries is overseeing the construction of and has a long-term lease in the Barclays Center arena, the future home of The Nets. Upon adoption of new accounting guidance for the consolidation of VIEs on February 1, 2010, NSE was converted from an equity method entity to a consolidated entity. As of October 31, 2010, NSE consolidates Arena and accounts for its investment in The Nets on the equity method of accounting. As a result of us consolidating NSE, we record the entire net loss of The Nets allocated to NSE in equity in loss of unconsolidated entities and allocate to our other partners in NSE their share of the loss through noncontrolling interests in our Statements of Operations for the three and nine months ended October 31, 2010. Since May 12, 2010, The Nets’ losses have been allocated to the majority owner since losses are allocated based on an analysis of the respective members’ claim on the net book equity assuming a liquidation at book value. Previous to the adoption of the new consolidation accounting guidance, we recorded only our share of the loss for The Nets through equity in loss of unconsolidated entities.
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

The amount of equity in loss, net of noncontrolling interests, was $415,000 and $11,763,000 for the three and nine months ended October 31, 2010, respectively, representing a decrease in our allocated losses of $10,438,000 and $18,078,000 compared to the same periods in the prior year. The decrease is primarily due to lower losses incurred by The Nets as well as the allocation of losses to MP Entities, since May 12, 2010, as discussed above.
For the nine months ended October 31, 2010 and 2009, we recognized approximately 38% and 62% of the net loss of The Nets, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of The Nets. Our percentage of the allocated losses for the nine months ended October 31, 2010 was lower than the prior year primarily due to lower losses incurred by The Nets as well as the allocation of losses to MP Entities, as discussed above.
Corporate Activities
Operating and Interest Expenses – Operating expenses for Corporate Activities increased by $173,000 for the three months ended October 31, 2010 and decreased by $1,292,000 for the nine months ended October 31, 2010 compared to the same periods in the prior year. Total operating expenses for the three months ended October 31, 2010 were essentially flat with those in the comparable prior period. The decrease of $1,292,000 for the nine months ended October 31, 2010 was primarily related to decreased severance and outplacement expenses of $5,345,000 offset by increased payroll and related benefits, stock-based compensation, and general corporate expenses.
Interest expense for Corporate Activities consists primarily of interest expense on the senior notes and the bank revolving credit facility, excluding the portion allocated to the Land Development Group (see the “Financial Condition and Liquidity” section of the MD&A). Interest expense decreased by $3,255,000 and $11,383,000, respectively, for the three and nine months ended October 31, 2010 compared to the same periods in the prior year. These decreases for the three and nine months ended October 31, 2010 relate to decreased interest expense on the corporate interest rate swaps, due to a reduction in the strike rate, and retirement of the $178,749,000 of Senior Notes in exchange for a new issuance of Series A preferred stock on March 9, 2010 (see the “Senior and Subordinated Debt” section of the MD&A).
Other Activity
The following items are discussed on a consolidated basis.
Depreciation and Amortization
We recorded depreciation and amortization of $63,177,000 and $185,637,000 for the three and nine months ended October 31, 2010, respectively, and $65,822,000 and $197,945,000 for the three and nine months ended October 31, 2009, respectively, which is a decrease of $2,645,000, or 4.0%, and $12,308,000, or 6.2%, compared to the same periods in the prior year. The decrease is primarily attributable to the deconsolidation of nine entities due to the adoption of new consolidation accounting guidance and the disposition of partial interests in three residential and seven commercial rental properties offset by the new property openings.
Impairment of Real Estate
We review our real estate portfolio, including land held for development or sale, for impairment whenever events or changes indicate that its carrying value of the long-lived assets may not be recoverable. In cases where we do not expect to recover our carrying costs, an impairment charge is recorded. We recorded an impairment of certain real estate assets of $39,896,000 and $86,406,000 during the three and nine months ended October 31, 2010, respectively, and $549,000 and $3,124,000 during the three and nine months ended October 31, 2009, respectively.
Due to the economic downturn, the consolidation of the two anchor stores at the property and greater competition than originally anticipated in the surrounding area, occupancy levels and cash flow continued to decrease at Simi Valley Town Center, a regional mall located in Simi Valley, California. We had ongoing discussions with the mortgage lender regarding the performance of the property and the expectation is that it will be unable to generate sufficient cash flow to cover the debt service of the nonrecourse mortgage note. During the three months ended July 31, 2010, the lender determined it wanted to exit the investment by selling the nonrecourse mortgage note and we agreed to transfer the property to the purchaser of the nonrecourse mortgage upon a sale. Based on these events and changes in circumstances, we no longer intend to hold the property long term and dramatically shortened its estimated asset holding period. As a result, estimated future undiscounted cash flows were not sufficient to recover the carrying value and the asset was recorded at its estimated fair value resulting in an impairment charge of $45,410,000 for the three and six months ended July 31, 2010. During the three months ended October 31, 2010, further deterioration of the tenant base, including increased rent concessions, continued resulting in a lengthened marketing period and negatively impacting the estimated fair value of the asset necessitating an additional impairment charge of $31,552,000 during the three months ended October 31, 2010. Upon the actual disposition of the asset, we will be relieved of any payment obligation under the nonrecourse mortgage and will recognize a gain for the excess of the carrying value of the mortgage over the fair value of the asset sold. In addition, we recorded impairments of real estate for other properties during the three and nine months ended October 31, 2010 as described in the table below. These impairments represent a write down to the estimated fair value due to a change in events, primarily related to bona fide third-party purchase offers.
The following table summarizes our impairment of real estate.

		Three Months Ended October 31,		Nine Months Ended October 31,
		2010	2009	2010	2009
		(in thousands)		(in thousands)

Simi Valley Town Center (Regional Mall)	(Simi Valley, California)	$31,552	$-	$76,962	$-
Development property at Waterfront Station	(Washington, D.C.)	3,103	-	3,103	-
250 Huron (Office Building)	(Cleveland, Ohio)	2,040	-	2,040	-
Investment in triple net lease property	(Pueblo, Colorado)	2,641	-	2,641	-
Residential development property	(Mamaroneck, New York)	-	-	-	1,124
Gladden Farms (Land Project)	(Marana, Arizona)	-	549	650	1,229
Other		560	-	1,010	771

		$39,896	$549	$86,406	$3,124

In addition, included in discontinued operations is a $9,775,000 impairment of real estate for two properties that were sold during the three months ended October 31, 2009. These impairments represent a write down to the estimated fair value due to changes in events, related to a bona fide third-party purchase offer and consideration of current market conditions and the impact of these events to the properties estimated future cash flows.
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
The impairments recorded during the three months ended October 31, 2010 at Central Station, a mixed-use land development project in Chicago, Illinois represent other-than-temporary impairments in our investments of four unconsolidated entities which hold investments in certain condominium buildings. Due to the continued price deterioration of the Chicago condominium prices, we made a strategic business decision during the three months ended October 31, 2010 to rent these condominium units. This decision combined with other changes in circumstances resulted in a reduction of estimated discounted cash flows expected from these entities which are a key component in the associated fair value estimates. As a result, the investments in the unconsolidated entities were recorded at these reduced estimated fair values as of October 31, 2010, resulting in the impairment charges during the three and nine months ended October 31, 2010.
The following table summarizes our impairment of unconsolidated entities

		Three Months Ended October 31,		Nine Months Ended October 31,
		2010	2009	2010	2009
		(in thousands)		(in thousands)
Mixed-Use Land Development:
Central Station:
One Museum Park West	(Chicago, Illinois)	$8,250	$-	$8,250	$-
Museum Park Place Two	(Chicago, Illinois)	4,461	-	4,461	-
One Museum Park East	(Chicago, Illinois)	3,237	-	3,237	-
1600 Museum Park	(Chicago, Illinois)	2,363	-	2,363	-
Mercy Campus	(Chicago, Illinois)	-	-	1,817	-
Shamrock Business Center	(Painesville, Ohio)	170	1,150	170	1,150
Old Stone Crossing at Caldwell Creek	(Charlotte, North Carolina)	-	-	743	122
Office Buildings:
Mesa del Sol – Aperture Center	(Albuquerque, New Mexico)	2,733	-	2,733	-
818 Mission Street	(San Francisco, California)	-	-	4,018	-
Bulletin Building	(San Francisco, California)	-	-	3,543	-
Specialty Retail Centers:
Metreon	(San Francisco, California)	-	-	4,595	-
Southgate Mall	(Yuma, Arizona)	-	-	-	1,611
Apartment Communities:
Millender Center	(Detroit, Michigan)	-	3,247	-	10,317
Uptown Apartments	(Oakland, California)	-	-	-	6,781
Metropolitan Lofts	(Los Angeles, California)	-	1,466	-	2,505
Residences at University Park	(Cambridge, Massachusetts)	-	-	-	855
Fenimore Court	(Detroit, Michigan)	-	-	-	693
Classic Residence by Hyatt (Supported-Living Apartments)	(Yonkers, New York)	-	-	-	3,152
Pittsburgh Peripheral (Commercial Group Land Project)	(Pittsburgh, Pennsylvania)	-	7,217	-	7,217
Other		350	120	815	260

		$21,564	$13,200	$36,745	$34,663

Write-Off of Abandoned Development Projects
On a quarterly basis, we review each project under development to determine whether it is probable the project will be developed. If we determine that the project will not be developed, project costs are written off as an abandoned development project cost. We may abandon projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or due to third party challenges related to entitlements or public financing. We wrote off abandoned development projects of $641,000 and $678,000 for the three and nine months ended October 31, 2010, respectively, and $3,758,000 and $21,398,000 for the three and nine months ended October 31, 2009, respectively, which were recorded in operating expenses.
In addition, included in equity in earnings (loss) of unconsolidated entities are write-offs of $343,000 and $2,900,000 for the three and nine months ended October 31, 2010, respectively, which represent our proportionate share of write-offs of abandoned development projects of equity method investments. We had no write-offs of abandoned development projects related to unconsolidated entities for the three and nine months ended October 31, 2009.
Amortization of Mortgage Procurement Costs
We amortize mortgage procurement costs over the life of the related nonrecourse mortgage debt and notes payable. For the three and nine months ended October 31, 2010, we recorded amortization of mortgage procurement costs of $3,909,000 and $10,146,000, respectively. Amortization of mortgage procurement costs increased $366,000 for the three months ended October 31, 2010 and decreased $439,000 for the nine months ended October 31, 2010 compared to the same periods in the prior year.
Gain on Early Extinguishment of Debt
For the three and nine months ended October 31, 2010, we recorded $2,460,000 and $10,653,000, respectively, as gain on early extinguishment of debt. The amounts for 2010 primarily include a $2,472,000 gain on early extinguishment of nonrecourse mortgage debt at Botanica on the Green and Crescent Flats, apartment communities located in Denver, Colorado, a $6,297,000 gain related to the exchange of a portion of our 2011, 2015 and 2017 Senior Notes for a new issue of Series A preferred stock and a $1,896,000 gain on the early extinguishment of a portion of our 2011 and 2017 Senior Notes (see the “Senior and Subordinated Debt” section of the MD&A).
For the three and nine months ended October 31, 2009, we recorded $28,902,000 and $37,965,000, respectively, as gain on early extinguishment of debt. The amounts for 2009 primarily represent gains on the early extinguishment of nonrecourse mortgage debt at an underperforming retail project, a land development project in Marana, Arizona, Gladden Farms, and the gain related to the exchange of a portion of our 2011 Senior Notes for a new issue of 2014 Senior Notes (see the “Puttable Equity-Linked Senior Notes due 2011” section of the MD&A).
Interest and Other Income
Interest and other income was $11,920,000 and $34,967,000 for the three and nine months ended October 31, 2010, respectively, compared to $5,522,000 and $23,924,000 for the three and nine months ended October 31, 2009, respectively. The increase of $6,398,000 for the three months ended October 31, 2010 compared to the same period in the prior year is primarily due to an increase of $3,263,000 related to the income recognition on the sale of Historic Preservation and New Market Tax Credits and an increase of $1,077,000 related to interest income earned on a total rate of return swap (“TRS”). The increase of $11,043,000 for the nine months ended October 31, 2010 compared to the same period in the prior year is primarily due to an increase of $12,808,000 related to the income recognition on the sale of Historic Preservation and New Market Tax Credits and an increase of $1,077,000 related to interest income earned on a TRS. This increase is partially offset by a gain recognized in 2009 of $3,599,000 related to insurance proceeds received related to fire damage of an apartment building in excess of the net book value of the damaged asset.
Net Gain (Loss) on Disposition of Partial Interests in Rental Properties and Other Investment
The net gain (loss) on disposition of partial interests in rental properties and other investment is comprised of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

University Park Joint Venture	$399	$-	$176,192	$-
The Nets	-	-	55,112	-
Bernstein Joint Venture	-	-	29,342	-
Other transaction costs	(2,656)	-	(2,656)	-

	$(2,257)	$-	$257,990	$-

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
For its 49% share of the joint venture, the outside partner invested cash and the joint venture assumed approximately $320,000,000 of nonrecourse mortgage debt on the seven buildings. In exchange for the contributed ownership interest, we received net cash proceeds of $140,545,000, of which $135,117,000 was in the form of a loan from the joint venture, resulting in a gain of $176,192,000 net of transaction costs of $31,268,000 during the nine months ended October 31, 2010. Included in these transaction costs were $23,251,000 of participation payments made to the ground lessor of the seven properties in accordance with the respective ground lease agreements. As a result of this transaction, we are accounting for the new joint venture and the seven properties as equity method investments since both partners have joint control of the new venture and the properties. We will serve as asset and property manager for the buildings.
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
The MP Entities have the right to put their Arena ownership interests to us during a four-month period following the ten-year anniversary of the completion of the Barclays Center for fair market value, as defined in the agreement. Due to the put option, the noncontrolling interest is redeemable and does not qualify as permanent equity. As a result, this redeemable noncontrolling interest is recorded in the mezzanine section of our consolidated balance sheet and will be reported at redemption value, which represents fair market value, on a recurring basis. At October 31, 2010, the estimated fair value, which is a Level 3 input, is based on a projected discounted cash flow model.
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

We received $28,922,000 in cash proceeds and the joint venture assumed $163,000,000 of the nonrecourse mortgage debt on the properties resulting in gains on disposition of partial interests in rental properties and other investment of $29,342,000 for the nine months ended October 31, 2010. As a result of this transaction, we are accounting for the new joint venture and the three properties as equity method investments since both partners have joint control of the new venture and the properties. We continue to lease and manage the three properties on behalf of the joint venture.
Other Transaction Costs
Other transaction costs of $2,656,000 represent costs incurred in connection with a potential partial disposition in certain rental properties. During the three months ended October 31, 2010, we abandoned the proposed transaction and all related transaction costs were expensed.
Income Taxes
Income tax expense (benefit) for the three months ended October 31, 2010 and 2009 was $6,804,000 and $(2,949,000), respectively. Income tax expense (benefit) for the nine months ended October 31, 2010 and 2009 was $61,864,000 and $(26,035,000), respectively. The difference in the recorded income tax expense (benefit) versus the income tax expense (benefit) computed at the statutory federal income tax rate is primarily attributable to state income taxes, utilization of state net operating losses, additional general business credits, changes to the valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.
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
As of October 31 and January 31, 2010, we had unrecognized tax benefits of $439,000 and $1,611,000, respectively. The decrease in the unrecognized tax benefit and the associated accrued interest payable for the nine months ended October 31, 2010 primarily relates to the expiration of the statutes of limitation for certain jurisdictions. We recognize estimated interest payable on underpayments of income taxes and estimated penalties as components of income tax expense. As of October 31 and January 31, 2010, we had approximately $104,000 and $525,000, respectively, of accrued interest and penalties related to uncertain income tax positions. We recorded income tax expense (benefit) relating to interest and penalties on uncertain tax positions of $(12,000) and $(421,000) for the three and nine months ended October 31, 2010, respectively, and $(87,000) and $37,000 for the three and nine months ended October 31, 2009, respectively.

The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized as of October 31, 2010 and 2009, is $141,000 and $172,000, respectively. Based upon our assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will change from those recorded at October 31, 2010. Included in the $439,000 of unrecognized benefits noted above is $295,000 which, due to the reasons above, could decrease during the next twelve months.
Equity in Earnings (Loss) of Unconsolidated Entities - (also see the “Impairment of Unconsolidated Entities” section of the MD&A)
Equity in earnings (loss) of unconsolidated entities was $22,232,000 for the three months ended October 31, 2010 compared to $1,364,000 for the three months ended October 31, 2009, representing an increase of $20,868,000. This variance is primarily attributed to the following increases that represent our share of the transactions that occurred within our equity method investments:
-	The Nets
•	$10,438,000 related to a reduction in our share of the losses of The Nets.
-	Commercial Group
•	$6,443,000 related to the 2010 gain on disposition of Woodbridge Crossing; and

•
$2,101,000 related to the 2010 contribution of partnership interests to a new joint venture in the University Park project resulting in joint control with the outside partner. The seven buildings were fully consolidated in 2009 and converted to the equity method of accounting in 2010 due to the partial disposition.

-	Residential Group
•	$2,215,000 related to the 2010 gain on disposition of Pebble Creek;

•	$2,188,000 primarily related to a decrease in lease-up losses at Uptown Apartments, an apartment community in Oakland, California;

•	$1,615,000 related to the deconsolidation of seven properties as a result of adopting new accounting guidance on the consolidation of VIEs; and

•	$1,502,000 related to a favorable 2010 legal settlement at Oceanpointe Towers, an apartment community in Long Branch, New Jersey.
These increases were partially offset by the following decreases:
-	Residential Group
•	$4,498,000 related to the 2009 gain on disposition of Boulevard Towers.
-	Land Development Group
•	$1,874,000 related to the 2009 gain on early extinguishment of nonrecourse mortgage debt at Shamrock Business Center in Painesville, Ohio.
The balance of the remaining increase of $738,000 was due to fluctuations in the operations of our equity method investments.
Equity in earnings (loss) of unconsolidated entities was $19,293,000 for the nine months ended October 31, 2010 compared to ($10,477,000) for the nine months ended October 31, 2009, representing an increase of $29,770,000. This variance is primarily attributed to the following increases that occurred within our equity method investments:
-	The Nets
•	$11,835,000 related to a reduction in our share of the losses of The Nets.
-	Commercial Group
•	$6,443,000 related to the 2010 gain on disposition of Woodbridge Crossing;

•
$6,047,000 related to the 2010 contribution of partnership interests to a new joint venture in the University Park project resulting in joint control with the outside partner. The seven buildings were fully consolidated in 2009 and converted to the equity method of accounting in 2010 due to the partial disposition;

•	$4,142,000 primarily related to lease termination fee income at San Francisco Centre, a regional mall in San Francisco, California; and

•	$1,756,000 related to earnings from the phased-in opening of the East River Plaza retail center in Manhattan, New York.
-	Residential Group
•	$4,253,000 primarily related to a decrease in lease-up losses at Uptown Apartments;

•	$3,641,000 related to the deconsolidation of seven properties as a result of adopting new accounting guidance on the consolidation of VIEs;

•	$2,215,000 related to the 2010 gain on disposition of Pebble Creek;

•
$2,197,000 related to the 2010 disposition of partial interests in three apartment communities, The Grand, Lenox Club and Lenox Park, which were fully consolidated in 2009 and converted to the equity method of accounting in 2010 upon the partial disposition; and

•	$1,502,000 related to a favorable 2010 legal settlement at Oceanpointe Towers.
-	Land Development Group
•	$2,082,000 related to increased land sales at various land development projects in San Antonio, Texas.
These increases were partially offset by the following decreases:
-	Residential Group
•	$4,498,000 related to the 2009 gain on disposition of Boulevard Towers; and

•	$2,591,000 primarily related to increased interest expense due to the refinancing of Bayside Village, an apartment community in San Francisco, California.
-	Commercial Group
•	$2,557,000 related to the 2010 write-off of an abandoned development project in Pittsburgh, Pennsylvania;

•	$2,253,000 related to the deconsolidation of a property as a result of adopting new accounting guidance on the consolidation of VIEs; and

•	$1,046,000 related to the 2010 loss on disposition of our partnership interests in Metreon.
-	Land Development Group
•	$2,396,000 related to the 2009 net gain on an industrial land sale at Mesa del Sol in Albuquerque, New Mexico; and

•	$1,874,000 related to the 2009 gain on early extinguishment of nonrecourse mortgage debt at Shamrock Business Center.
The balance of the remaining increase of $872,000 was due to fluctuations in the operations of our equity method investments.
Discontinued Operations
All revenues and expenses of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Operations for the three and nine months ended October 31, 2010 and 2009. We consider assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing. There were no assets classified as held for sale at October 31 or January 31, 2010.

During the third quarter of 2010, we sold Saddle Rock Village, a specialty retail center in Aurora, Colorado, which generated a pre-tax loss on disposition of a rental property of $1,428,000 ($758,000, net of tax). The loss along with the operating results of the property through the date of sale is classified as discontinued operations for the three and nine months ended October 31, 2010 and 2009.
During the second quarter of 2010, we sold 101 San Fernando, an apartment community in San Jose, California, which generated a gain on disposition of a rental property of $6,204,000, before tax and noncontrolling interest ($1,099,000, net of tax and noncontrolling interest). The gain along with the operating results of the property through the date of sale is classified as discontinued operations for the nine months ended October 31, 2010 and the three and nine months ended October 31, 2009.
During the third quarter of 2009, we sold Sterling Glen of Glen Cove and Sterling Glen of Great Neck, two supported-living apartment properties in New York. The operating results of the properties are classified as discontinued operations for the three and nine months ended October 31, 2009.
During the first quarter of 2009, we sold Grand Avenue, a specialty retail center in Queens, New York, which generated a pre-tax gain on disposition of a rental property of $4,548,000, ($2,784,000, net of tax). The gain along with the operating results of the property through the date of sale is classified as discontinued operations for the nine months ended October 31, 2010 and 2009.
The following table lists rental properties included in discontinued operations:

				Three	Nine	Three	Nine
				Months	Months	Months	Months
		Square Feet/	Period	Ended	Ended	Ended	Ended
Property	Location	Number of Units	Disposed	10/31/2010	10/31/2010	10/31/2009	10/31/2009

Residential Group:
101 San Fernando	San Jose, California	323 units	Q2-2010	-	Yes	Yes	Yes
Sterling Glen of Glen Cove	Glen Cove, New York	80 units	Q3-2009	-	-	Yes	Yes
Sterling Glen of Great Neck	Great Neck, New York	142 units	Q3-2009	-	-	Yes	Yes

Commercial Group:
Saddle Rock Village	Aurora, Colorado	294,000 square feet	Q3-2010	Yes	Yes	Yes	Yes
Grand Avenue	Queens, New York	100,000 square feet	Q1-2009	-	-	-	Yes
The operating results related to discontinued operations were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Revenues from real estate operations	$311	$3,632	$3,783	$11,338

Expenses
Operating expenses	156	1,100	2,307	3,612
Depreciation and amortization	20	766	803	3,061
Impairment of real estate	-	9,775	-	9,775

	176	11,641	3,110	16,448

Interest expense	(52)	(638)	(242)	(2,644)
Amortization of mortgage procurement costs	(2)	(26)	(40)	(110)

Interest income	-	-	4	-
Gain (loss) on disposition of rental properties	(1,428)	-	4,776	4,548

Earnings (loss) before income taxes	(1,347)	(8,673)	5,171	(3,316)

Income tax expense (benefit)
Current	(321)	(3,082)	(541)	704
Deferred	(317)	(287)	916	(2,002)

	(638)	(3,369)	375	(1,298)

Earnings (loss) from discontinued operations	(709)	(5,304)	4,796	(2,018)

Noncontrolling interest, net of tax
Gain on disposition of rental properties	-	-	4,211	-
Operating earnings from rental properties	-	12	6	31

	-	12	4,217	31

Gain (loss) from discontinued operations attributable to Forest City Enterprises, Inc	$(709)	$(5,316)	$579	$(2,049)

Gain on Disposition of Unconsolidated Entities
Upon disposition, investments accounted for on the equity method are not classified as discontinued operations; therefore, gains or losses on the sale of equity method investments are reported in continuing operations when sold. The following table summarizes our proportionate share of gains and losses on the disposition of equity method investments, which are included in equity in earnings (loss) of unconsolidated entities.

		Three Months Ended October 31,		Nine Months Ended October 31,
		2010	2009	2010	2009
		(in thousands)		(in thousands)

Specialty Retail Centers:
Woodbridge Crossing	(Woodbridge, New Jersey)	$6,443	$-	$6,443	$-
Coachella Plaza	(Coachella, California)	-	-	104	-
Southgate Mall	(Yuma, Arizona)	-	-	64	-
El Centro Mall	(El Centro, California)	-	-	48	-
Metreon	(San Francisco, California)	-	-	(1,046)	-
Apartment Communities:
Pebble Creek	(Twinsburg, Ohio)	2,215	-	2,215	-
Boulevard Towers	(Amherst, New York)	-	4,498	-	4,498

Total		$8,658	$4,498	$7,828	$4,498

FINANCIAL CONDITION AND LIQUIDITY
Poor economic conditions continue to put downward pressure on occupancies, rent levels and property values in addition to the negative impact on the availability of and access to capital, particularly for the real estate industry. Originations of new loans for commercial mortgage backed securities are showing signs of improvement but compared to the levels in 2006 and 2007, are still very limited. Financial institutions have significantly reduced their lending with an emphasis on reducing their exposure to commercial real estate. Commercial lending for land acquisition and construction loans are extremely difficult to obtain. While the long-term impact is still unknown, borrowing costs for us will likely continue to rise and financing levels will continue to decrease over the foreseeable future.
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
Despite the dramatic decrease in development activities, we still intend to complete all projects that are under construction. We continue to make progress on certain other pre-development projects primarily located in core markets. The cash we believe is required to fund our equity in projects under construction and development plus any cash necessary to extend or paydown the remaining 2010 debt maturities is anticipated to exceed our cash from operations. As a result, we intend to extend maturing debt or repay it with net proceeds from property sales, equity joint ventures or future debt or equity financing. We continue to successfully extend maturing nonrecourse debt during 2010 as described in more detail below. We also generated significant proceeds from property sales and equity joint ventures of $189,788,000 during the nine months ended October 31, 2010.

During the first nine months of 2010, we continued our momentum from fiscal 2009 of addressing future liquidity needs related to our near to mid-term senior unsecured notes. In March 2010, we exchanged $178,749,000 of our senior notes due 2011, 2015 and 2017 for $170,000,000 of Series A preferred stock. At the same time, we issued an additional $50,000,000 of Series A preferred stock for cash, which was used to defray offering costs and costs associated with entering into equity call hedge transactions with the remaining $26,900,000 used for general corporate purposes. The transactions involving the Series A preferred stock strengthened our balance sheet by replacing at a discount recourse senior debt having near to mid-term maturities with permanent equity while generating a modest amount of liquidity. During June 2010, we further addressed our senior note maturities and took advantage of opportunities created by current market conditions when we purchased on the open market $19,030,000 face value of our unsecured senior notes due 2011 and 2015 for $16,569,000. In total, during the first nine months of 2010, we have reduced the principal balance of our near to mid-term senior notes by approximately $198,000,000 and only invested $16,569,000 of cash to accomplish this debt reduction. We continue to explore various other options to strengthen our balance sheet and enhance our liquidity, but can give no assurance that we can accomplish any of these other options on favorable terms or at all. If we cannot enhance our liquidity, it could negatively impact our growth and result in further curtailment of development activities.
As of October 31, 2010 we had $175,009,000 of mortgage financings with scheduled maturities during the fiscal year ending January 31, 2011, of which $17,854,000 represents scheduled payments. We are currently in negotiations to refinance and/or extend the nonrecourse mortgage maturities for the year ended January 31, 2011. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings.
As of October 31, 2010, we had three nonrecourse mortgages greater than five percent of our total nonrecourse mortgage debt and notes payable. The mortgages, encumbered by New York Times, an office building in Manhattan, New York, Beekman, a mixed-use residential project under construction in Manhattan, New York and Ridge Hill, a retail center currently under construction in Yonkers, New York, have outstanding balances of $640,000,000, $635,000,000 and $372,138,000, respectively, at October 31, 2010.
As of October 31, 2010, our share of nonrecourse mortgage debt and notes payable recorded on our unconsolidated subsidiaries amounted to $1,694,538,000 of which $42,538,000 ($5,805,000 represents scheduled principal payments) was scheduled to mature during the year ending January 31, 2011. Subsequent to October 31, 2010, we have addressed $17,135,000 of these 2010 maturities through closed nonrecourse mortgage transactions, commitments and/or automatic extensions. Negotiations are ongoing on the remaining 2010 maturities, but we cannot give assurance that we will obtain these financings on favorable terms or at all.
We have two nonrecourse mortgages amounting to $134,957,000 that are past due or in default as of October 31, 2010. While we are actively negotiating with the lenders to resolve these mortgage defaults, there is no assurance that the negotiations will be successful. If we are unable to successfully negotiate an extension, the lender could foreclose and take possession of these assets. The loss of these real estate assets would not have a significant impact to our financial condition, cash flows or liquidity.
Three of our joint ventures accounted for under the equity method of accounting have nonrecourse mortgages amounting to $39,104,000 that are past due or in default at October 31, 2010. If we go into default and are unable to negotiate an extension or otherwise cure the default, the lender could commence foreclosure proceedings and we could lose the carrying value of our investment in the projects amounting to $4,118,000 at October 31, 2010.
Bank Revolving Credit Facility
On January 29, 2010, we and our 15-member bank group entered into a Second Amended and Restated Credit Agreement and a Second Amended and Restated Guaranty of Payment of Debt (collectively the “Credit Agreement”). The Credit Agreement, which matures on February 1, 2012, provides for total borrowings of $500,000,000, subject to permanent reduction as we receive net proceeds from specified external capital raising events in excess of $250,000,000 (see below). The Credit Agreement bears interest at either a LIBOR-based rate or a Base Rate Option. The LIBOR Rate Option is the greater of 5.75% or 3.75% over LIBOR and the Base Rate Option is the greater of the LIBOR Rate Option, 1.5% over the Prime Rate or 0.5% over the Federal Funds Effective Rate. Up to 20% of the available borrowings may be used for letters of credit or surety bonds. Additionally, the Credit Agreement requires a specified amount of available borrowings to be reserved for the retirement of indebtedness. The Credit Agreement has a number of restrictive covenants including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that we may incur, restrictions on the pledging of ownership interests in subsidiaries, limitations on the use of cash sources and a prohibition on common stock dividends through the maturity date. The Credit Agreement also contains certain financial covenants, including maintenance of minimum liquidity, debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as defined in the Credit Agreement). At October 31, 2010, we were in compliance with all of these financial covenants.

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
The available credit on the bank revolving credit facility was as follows:

	October 31, 2010		January 31, 2010
	(in thousands)

Maximum borrowings	$481,704	(1)	$500,000
Less outstanding balances and reserves:
Borrowings	125,602		83,516
Letters of credit	77,581		90,939
Surety bonds	-		-
Reserve for retirement of indebtedness	46,891		105,067

Available credit	$231,630		$220,478

(1)	Effective November 5, 2010, maximum borrowings were further reduced to $470,336.
Senior and Subordinated Debt
Our Senior and Subordinated Debt is comprised of the following:

	October 31, 2010	January 31, 2010
	(in thousands)

Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011, net of discount	$45,123	$98,944
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	198,725	198,480
7.625% Senior Notes due 2015	178,253	300,000
5.000% Convertible Senior Notes due 2016	200,000	200,000
6.500% Senior Notes due 2017	132,144	150,000
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	854,245	1,047,424

Subordinated Debt:
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Senior and Subordinated Debt	$883,245	$1,076,424

On June 7, 2010 and June 22, 2010, we purchased on the open market $12,030,000 in principal amount of our 6.500% senior notes due 2017 and $7,000,000 in principal amount of our 3.625% puttable equity-linked senior notes due 2011, respectively. These purchases resulted in a gain, net of associated deferred financing costs of $1,896,000 during the nine months ended October 31, 2010, which is recorded as early extinguishment of debt.

On March 4, 2010, we entered into separate, privately negotiated exchange agreements with certain holders of three separate series of our senior notes due 2011, 2015 and 2017. Under the terms of the agreements, these holders agreed to exchange their notes for a new issue of Series A preferred stock. Amounts exchanged in each series are as follows: $51,176,000 of 3.625% puttable equity-linked senior notes due 2011, $121,747,000 of 7.625% senior notes due 2015 and $5,826,000 of 6.500% senior notes due 2017, which were exchanged for $50,664,000, $114,442,000 and $4,894,000 of Series A preferred stock, respectively. This exchange resulted in a gain, net of associated deferred financing costs of $6,297,000 during the nine months ended October 31, 2010, which is recorded as early extinguishment of debt.
Puttable Equity-Linked Senior Notes due 2011
On October 10, 2006, we issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 (“2011 Notes”) in a private placement. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15. During the year ended January 31, 2009, we purchased on the open market $15,000,000 in principal amount of our 2011 Notes. During the year ended January 31, 2010, we entered into privately negotiated exchange agreements with certain holders of the 2011 Notes to exchange $167,433,000 of aggregate principal amount of their 2011 Notes for a new issue of 3.625% puttable equity-linked senior notes due October 2014. As discussed above, on June 22, 2010, we purchased on the open market $7,000,000 in principal amount of our 2011 Notes. Also discussed above, on March 4, 2010, we retired $51,176,000 of 2011 Notes in exchange for Series A preferred stock. There was $46,891,000 ($45,123,000, net of discount) and $105,067,000 ($98,944,000, net of discount) of principal outstanding at October 31, 2010 and January 31, 2010, respectively.
Holders may put their notes to us at their option on any day prior to the close of business on the scheduled trading day immediately preceding October 15, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the put value rate (as defined) on each such day; (2) during any fiscal quarter, if the last reported sale price of our Class A common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the applicable put value price in effect on the last trading day of the immediately preceding fiscal quarter; or (3) upon the occurrence of specified corporate events as set forth in the applicable indenture. On and after October 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may put their notes to us at any time, regardless of the foregoing circumstances. In addition, upon a designated event, as defined, holders may require us to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, as set forth in the applicable indenture. At October 31, 2010, none of the aforementioned circumstances have been met.
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
The 2011 Notes are our only senior notes that qualify as convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. The carrying amounts of our debt and equity balances related to the 2011 Notes are as follows:

	October 31, 2010	January 31, 2010
	(in thousands)

Carrying amount of equity component	$7,484	$16,769

Outstanding principal amount of the puttable equity-linked senior notes	$46,891	$105,067
Unamortized discount	(1,768)	(6,123)

Net carrying amount of the puttable equity-linked senior notes	$45,123	$98,944

The unamortized discount will be amortized as additional interest expense through October 15, 2011. The effective interest rate for the liability component of the puttable equity-linked senior notes was 7.51% for both the three and nine months ended October 31, 2010 and 2009. We recorded non-cash interest expense of $322,000 and $1,174,000 for the three and nine months ended October 31, 2010, respectively, and $1,705,000 and $6,020,000 for the three and nine months ended October 31, 2009, respectively. We recorded contractual interest expense of $425,000 and $1,576,000 for the three and nine months ended October 31, 2010, respectively, and $2,082,000 and $7,021,000 for the three and nine months ended October 31, 2009, respectively.
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

During the year ended January 31, 2009, a consolidated subsidiary purchased $10,000,000 of the Converted Bonds from one of the investment banks. Simultaneous with the purchase, a $10,000,000 TRS contract was terminated and the corresponding amount of the secured borrowing was removed from the Consolidated Balance Sheets. On April 16, 2009, an additional $5,000,000 of the Converted Bonds was purchased by another consolidated subsidiary, and a corresponding amount of a related TRS was terminated and the corresponding secured borrowing was removed from the Consolidated Balance Sheets. The fair value of the Converted Bonds recorded in other assets was $58,000,000 at both October 31 and January 31, 2010. The outstanding TRS contracts on the $43,000,000 of secured borrowings related to the Converted Bonds at both October 31 and January 31, 2010 were supported by collateral consisting primarily of certain notes receivable owned by us aggregating $33,098,000. We recorded net interest income of $505,000 and $1,530,000 related to the TRS for the three and nine months ended October 31, 2010, respectively, and $499,000 and $1,819,000 for the three and nine months ended October 31, 2009, respectively.
Other Financing Arrangements
A consolidated subsidiary of ours has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $21,494,000 of this commitment as of October 31, 2010. In addition, in June 2009, the consolidated subsidiary committed to fund $10,000,000 to the City of Denver and certain of its entities to be used to fund additional infrastructure projects and has funded $2,180,000 of this commitment as of October 31, 2010.
Nonrecourse Debt Financings
We use taxable and tax-exempt nonrecourse debt for our real estate projects. Substantially all of our operating and development properties are separately encumbered with nonrecourse mortgage debt which in some limited circumstances is supplemented by nonrecourse notes payable (collectively “nonrecourse debt”). For those real estate projects financed with taxable debt, we generally seek long-term, fixed-rate financing for those operating projects whose loans mature within the next 12 months or are projected to open and achieve stabilized operations during that same time frame. However, due to the limited availability of long-term fixed rate nonrecourse debt in the current economic environment, we are attempting to extend maturities with existing lenders at current market terms. For real estate projects financed with tax-exempt debt, we generally utilize variable-rate debt. For construction loans, we generally pursue variable-rate financings with maturities ranging from two to five years.
We are actively working to refinance and/or extend the maturities of the nonrecourse debt that is coming due in the next 24 months. During the nine months ended October 31, 2010, we completed the following financings:

Purpose of Financing	Amount
(in thousands)

Refinancings	$198,755
Development projects	593,208
Loan extensions/additional fundings	441,472

$1,233,435

Interest Rate Exposure
At October 31, 2010, the composition of nonrecourse mortgage debt was as follows:

						Total
	Operating	Development		Land		Weighted
	Properties	Projects		Projects	Total	Average Rate
	(dollars in thousands)

Fixed	$3,780,804	$182,942		$10,256	$3,974,002	6.05%
Variable
Taxable	1,573,315	993,790		7,075	2,574,180	4.46%
Tax-Exempt	528,647	203,900		43,000	775,547	2.11%

	$5,882,766	$1,380,632	(1)	$60,331	$7,323,729	5.07%

Total commitment from lenders		$2,083,933		$60,851

(1)
Proceeds from outstanding debt of $185,978 described above are recorded as restricted cash and escrowed funds. For bonds issued in conjunction with development, the full amount of the bonds is issued at the beginning of construction and must remain in escrow until costs are incurred.

To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)

11/01/10-02/01/11(1)	$1,000,551	4.71%	$1,143,600	4.02%
02/01/11-02/01/12	600,192	5.18%	1,245,900	3.77%
02/01/12-02/01/13	491,182	5.53%	849,800	4.91%
02/01/13-02/01/14	476,100	5.50%	685,000	5.43%
02/01/14-09/01/17	-	-	640,000	5.50%
(1)
These LIBOR-based hedges as of November 1, 2010 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under construction and development or anticipated to be under construction and development during the year ending January 31, 2011.

Tax-Exempt (Priced off of SIFMA Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)

11/01/10-02/01/11	$174,639	5.83%	$-	-
02/01/11-02/01/12	174,639	5.83%	-	-
02/01/12-02/01/13	113,929	5.89%	-	-
The tax-exempt caps expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 2.81% and has never exceeded 8.00%.
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
We have entered into forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, we intend to simultaneously terminate the forward swap associated with that financing. At January 31, 2010, we had two forward swaps with an aggregate notional amount of $189,325,000, neither of which qualified for hedge accounting. The change in fair value of these swaps is marked to market through earnings on a quarterly basis. On May 3, 2010, we terminated one of these swaps. As a result, at October 31, 2010, we have one remaining forward swap outstanding with a notional amount of $58,600,000. Related to these forward swaps, we recorded $1,409,000 and $6,134,000 for the three and nine months ended October 31, 2010, respectively, as an increase to interest expense and $4,344,000 and $(2,800,000) for the three and nine months ended October 31, 2009, respectively, as an increase (reduction) of interest expense.

Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of October 31, 2010, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $11,928,000 at October 31, 2010. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $8,214,000 at October 31, 2010. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
From time to time, we and/or certain of our joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At October 31, 2010, the SIFMA rate is 0.28%. Additionally, we and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowing, resulting in minimal financial impact to us and/or the Joint Ventures. At October 31, 2010, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $279,755,000. The underlying TRS borrowings are subject to a fair value adjustment.
Cash Flows
Operating Activities
Net cash provided by operating activities was $149,462,000 and $249,098,000 for the nine months ended October 31, 2010 and 2009, respectively. The net decrease in cash provided by operating activities in the nine months ended October 31, 2010 compared to the nine months ended October 31, 2009 of $99,636,000 is the result of the following (in thousands):

Decrease in rents and other revenues received	$(69,365)
Decrease in interest and other income received	(12,264)
Increase in cash distributions from unconsolidated entities	4,122
Increase in proceeds from land sales - Land Development Group	2,850
Increase in proceeds from land sales - Commercial Group	1,503
Increase in land development expenditures	(20,381)
Decrease in operating expenditures	21,520
Decrease in termination costs paid	3,988
Increase in restricted cash and escrowed funds used for operating purposes	(28,384)
Increase in interest paid	(3,225)

Net decrease in cash provided by operating activities	$(99,636)

Investing Activities
Net cash used in investing activities was $718,892,000 and $874,495,000 for the nine months ended October 31, 2010 and 2009, respectively. Net cash used in investing activities consisted of the following:

	Nine Months Ended October 31,
	2010	2009
	(in thousands)

Capital expenditures	$(563,880)	$(725,101)

Payment of lease procurement costs	(16,024)	(8,519)

(Increase) decrease in other assets	(40,597)	5,148

(Increase) decrease in restricted cash and escrowed funds used for investing purposes:
Barclays Center, a sports arena complex in Brooklyn, New York currently under construction	(164,526)	-
Beekman, a mixed-use residential project under construction in Manhattan, New York	(99,836)	(66,358)
Foundry Lofts, an apartment community under construction in Washington, D.C.	(36,084)	-
Atlantic Yards, a mixed-use development project in Brooklyn, New York	(30,765)	1,287
Midtown Towers, an apartment community in Parma, Ohio	(3,744)	-
American Cigar Company, an apartment community in Richmond, Virginia	(3,299)	-
Hamel Mill Lofts, an apartment community in Haverhill, Massachusetts	(1,723)	-
Uptown Apartments, an apartment community in Oakland, California	(1,557)	(1,597)
Two MetroTech Center, an office building in Brooklyn, New York	(650)	(4,403)
One MetroTech Center, an office building in Brooklyn, New York	(405)	7,068
Collateral returned for a forward swap on East River Plaza, an unconsolidated retail project in Manhattan, New York	22,930	409
DKLB BKLN (formerly 80 DeKalb), an apartment community in Brooklyn, New York	18,490	(20,536)
Easthaven at the Village, an apartment community in Beachwood, Ohio	243	(2,045)
Promenade in Temecula, a regional mall in Temecula, California	-	(10,789)
Higbee Building, an office building in Cleveland, Ohio	-	(8,466)
Collateral returned for a TRS on Sterling Glen of Rye Brook, a supported-living community in Rye Brook, New York	-	12,500
Village at Gulfstream, a specialty retail center in Hallandale Beach, Florida	-	8,661
Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois	-	4,355
New York Times, an office building in Manhattan, New York	-	3,081
Other	(930)	(4,589)

Subtotal	(301,856)	(81,422)

Proceeds from disposition of partial interests in rental properties (2010) and disposition of rental properties (2010 and 2009):
Disposition of partial interest in seven buildings in our University Park project in Cambridge, Massachusetts	139,576	-
Disposition of partial interest in The Grand, Lenox Club and Lenox Park, apartment communities in the Washington D.C. metropolitan area	28,922	-
101 San Fernando, an apartment community in San Jose, California	20,534	-
Saddle Rock Village, a specialty retail center in Aurora, Colorado	756	-
Grand Avenue, a specialty retail center in Queens, New York	-	9,042
Two Sterling Glen supported-living communities	-	2,872

Subtotal	189,788	11,914

Change in investments in and advances to affiliates - (investment in) or return of investment:
Dispositions:
Metreon, an unconsolidated specialty retail center in San Francisco, California	17,882	-
Pebble Creek, an unconsolidated apartment community in Twinsburg, Ohio	2,065	(1,676)
Land Development:
Woodforest, an unconsolidated project in Houston, Texas	(3,850)	-
Gladden Farms II, a previously unconsolidated project in Marana, Arizona	-	(6,312)
Residential Projects:
Autumn Ridge, primarily refinancing proceeds from an unconsolidated project in Sterling Heights, Michigan	4,886	-
The Grand, Lenox Club and Lenox Park, primarily proceeds from additional financing at the unconsolidated entity that owns these apartment projects located in the Washington, D.C. metropolitan area	4,000	-
Plymouth Square, primarily refinancing proceeds from an unconsolidated project in Detroit, Michigan	3,467	-
Cambridge Towers, primarily refinancing proceeds from an unconsolidated project in Detroit, Michigan	3,453	-
Oceanpointe Towers, primarily related to proceeds from a legal settlement at an unconsolidated project in Long Branch, New Jersey	1,502	-
Uptown Apartments, an unconsolidated project in Oakland, California	(3,497)	(4,239)
St. Mary’s Villa, primarily refinancing proceeds from an unconsolidated project in Newark, New Jersey	-	4,830
Bayside Village, an unconsolidated project in San Francisco, California	-	(2,022)
New York City Projects:
East River Plaza, an unconsolidated retail project in Manhattan, New York	-	(2,453)
Barclays Center, a sports arena complex in Brooklyn, New York currently under construction	-	(2,081)
The Nets, a National Basketball Association member	-	(45,000)
Commercial Projects:
Village at Gulfstream, an unconsolidated specialty retail center in Hallandale Beach, Florida	(9,502)	-
Metreon, an unconsolidated specialty retail center in San Francisco, California (Prior to disposition during the second quarter of 2010)	(2,024)	-
Golden Gate, an unconsolidated retail project in Mayfield Heights, Ohio	-	(2,678)
Mesa del Sol Fidelity, an unconsolidated office building in Albuquerque, New Mexico	-	(1,676)
Return of temporary advances from various Commercial Group properties to implement uniform portfolio cash management process	(8,269)	(8,558)
Other net (advances) returns of investment of equity method investments and other advances to affiliates	3,564	(4,650)

Subtotal	13,677	(76,515)

Net cash used in investing activities	$(718,892)	$(874,495)

Financing Activities
Net cash provided by financing activities was $508,265,000 and $679,896,000 for the nine months ended October 31, 2010 and 2009, respectively. Net cash provided by financing activities consisted of the following:

	Nine Months Ended October 31,
	2010	2009
	(in thousands)

Proceeds from nonrecourse mortgage debt and notes payable	$599,495	$717,471
Principal payments on nonrecourse mortgage debt and notes payable	(279,769)	(229,001)
Borrowings on bank revolving credit facility	661,352	322,500
Payments on bank revolving credit facility	(619,266)	(650,984)
Payment of subordinated debt	-	(20,400)
Purchase of Puttable Equity-Linked Senior Notes due 2011 and Senior Notes due 2017	(16,569)	-
Proceeds from Convertible Senior Notes due 2016, net of $6,838 of issuance costs	-	193,162
Payment of Convertible Senior Notes hedge transaction	-	(15,900)
Proceeds from Puttable Equity-Linked Senior Notes due 2014, net of $2,803 of issuance costs and discount	-	29,764
Payment of deferred financing costs	(25,155)	(22,369)

(Increase) decrease in restricted cash and escrowed funds:
Johns Hopkins - 855 North Wolfe Street, an office building in East Baltimore, Maryland	(5,076)	-
Ten MetroTech Center, an office building in Brooklyn, New York	(3,791)	-
Hamel Mill Lofts, an apartment complex in Haverhill, Massachusetts	-	14,239
Sky55, an apartment complex in Chicago, Illinois	-	2,176
Easthaven at the Village, an apartment community in Beachwood, Ohio	-	2,147
Other	(821)	707

Subtotal	(9,688)	19,269

Increase (decrease) in checks issued but not yet paid	8,501	(6,519)
Proceeds from issuance of Series A preferred stock, net of $5,544 of issuance costs	44,456	-
Payment for equity call hedge related to the issuance of Series A preferred stock	(17,556)	-
Dividends paid to preferred shareholders	(7,957)	-
Sale of common stock, net	-	329,917
Purchase of treasury stock	(711)	(133)
Exercise of stock options	-	128
Contributions from redeemable noncontrolling interest	181,909	-
Contributions from noncontrolling interests	2,526	21,619
Distributions to noncontrolling interests	(13,303)	(8,628)

Net cash provided by financing activities	$508,265	$679,896

LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.
VARIABLE INTEREST ENTITIES
Our VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, land development and The Nets, a member of the NBA in which we account for our investment on the equity method of accounting. As of October 31, 2010, we determined that we were the primary beneficiary of 35 VIEs representing 24 properties (18 VIEs representing 9 properties in the Residential Group, 15 VIEs representing 13 properties in the Commercial Group and 2 VIEs/properties in the Land Development Group). The creditors of the consolidated VIEs do not have recourse to our general credit. As of October 31, 2010, we held variable interests in 62 VIEs for which we are not the primary beneficiary. The maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our investments in those VIEs totaling approximately $94,000,000 at October 31, 2010.
In addition to the VIEs described above, we have also determined that we are the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 as of October 31, 2010 (see the “Senior and Subordinated Debt” section of the MD&A).

NEW ACCOUNTING GUIDANCE
The following accounting pronouncements were adopted during the nine months ended October 31, 2010:
In January 2010, the FASB issued amendments to the accounting guidance on fair value measurements and disclosures. This guidance requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. It also requires an entity to present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). This guidance clarifies existing disclosures related to the level of disaggregation, inputs and valuation techniques. This guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for the disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. The adoption of this guidance related to the Level 1 and Level 2 fair value measurements on February 1, 2010 did not have a material impact on our consolidated financial statements. We do not expect the adoption of the guidance related to the Level 3 fair value measurement disclosures to have a material impact on our consolidated financial statement disclosures.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Poor economic conditions continue to negatively impact the lending and capital markets. Our market risk includes the increased difficulty or inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At October 31, 2010, our outstanding variable-rate debt consisted of $2,699,782,000 of taxable debt and $775,547,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. However, due to the current market conditions, when available, we are currently extending maturities with existing lenders at current market terms. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate

	(dollars in thousands)

11/01/10-02/01/11(1)	$1,000,551	4.71%	$1,143,600	4.02%
02/01/11-02/01/12	600,192	5.18%	1,245,900	3.77%
02/01/12-02/01/13	491,182	5.53%	849,800	4.91%
02/01/13-02/01/14	476,100	5.50%	685,000	5.43%
02/01/14-09/01/17	-	-	640,000	5.50%
(1)
These LIBOR-based hedges as of November 1, 2010 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under construction and development or anticipated to be under construction and development during the year ending January 31, 2011.

Tax-Exempt (Priced off of SIFMA Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate

	(dollars in thousands)

11/01/10-02/01/11	$174,639	5.83%	$-	-
02/01/11-02/01/12	174,639	5.83%	-	-
02/01/12-02/01/13	113,929	5.89%	-	-
The tax-exempt caps expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 2.81% and has never exceeded 8.00%.
Forward Swaps
We have entered into forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, we intend to simultaneously terminate the forward swap associated with that financing. At January 31, 2010, we had two forward swaps with an aggregate notional amount of $189,325,000, neither of which qualified for hedge accounting. The change in fair value of these swaps is marked to market through earnings on a quarterly basis. On May 3, 2010, we terminated one of these swaps. As a result, at October 31, 2010, we have one remaining forward swap outstanding with a notional amount of $58,600,000.

Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of October 31, 2010, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $11,928,000 at October 31, 2010. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $8,214,000 at October 31, 2010. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At October 31 and January 31, 2010, we reported interest rate caps and floors at fair value of approximately $179,000 and $1,771,000, respectively, in other assets. We also included interest rate swap agreements and TRS with positive fair values of approximately $3,361,000 and $2,154,000 at October 31 and January 31, 2010 respectively, in other assets. At October 31 and January 31, 2010, we included interest rate swap agreements and TRS that had a negative fair value of approximately $188,531,000 and $192,526,000, respectively, in accounts payable and accrued expenses.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the table below contains the estimated fair value of our long-term debt at October 31, 2010.

			Fair Value
			with 100 bp Decrease
	Carrying Value	Fair Value	in Market Rates

	(in thousands)

Fixed	$4,857,247	$5,069,926	$5,493,655
Variable
Taxable	2,699,782	2,843,167	2,913,157
Tax-Exempt	775,547	767,409	834,532

Total Variable	$3,475,329	$3,610,576	$3,747,689

Total Long-Term Debt	$8,332,576	$8,680,502	$9,241,344

The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
October 31, 2010

	Expected Maturity Date
	Year Ending January 31,
							Total	Fair Market
						Period	Outstanding	Value
Long-Term Debt	2011	2012	2013	2014	2015	Thereafter	10/31/10	10/31/10

	(dollars in thousands)

Fixed:
Fixed-rate debt	$18,093	$282,862	$345,827	$850,873	$463,230	$2,013,117	$3,974,002	$4,311,558
Weighted average interest rate	6.51%	6.77%	6.11%	6.55%	5.97%	5.73%	6.05%

Senior & subordinated debt (1)	-	45,123 (3)	-	29,000 (5)	198,725 (4)	610,397	883,245	758,368
Weighted average interest rate	-%	3.63%	-%	7.88%	3.63%	6.48%	5.74%

Total Fixed-Rate Debt	18,093	327,985	345,827	879,873	661,955	2,623,514	4,857,247	5,069,926

Variable:
Variable-rate debt	156,916	663,051	1,055,228	46,411	12,414	640,160	2,574,180	2,717,565
Weighted average interest rate (2)	3.58%	3.87%	3.75%	6.05%	1.46%	6.40%	4.46%

Tax-exempt	-	132,430	204,616	91,565	815	346,121	775,547	767,409
Weighted average interest rate (2)	-%	2.64%	2.57%	2.78%	3.78%	1.45%	2.11%

Bank revolving credit facility (1)	-	-	125,602	-	-	-	125,602	125,602
Weighted average interest rate(2)	-%	-%	5.75%	-%	-%	-%	5.75%

Total Variable-Rate Debt	156,916	795,481	1,385,446	137,976	13,229	986,281	3,475,329	3,610,576

Total Long-Term Debt	$175,009	$1,123,466	$1,731,273	$1,017,849	$675,184	$3,609,795	$8,332,576	$8,680,502

Weighted average interest rate	3.89%	4.45%	4.23%	6.23%	5.20%	5.57%	5.15%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of October 31, 2010.

(3)
Represents the principal amount of the puttable equity-linked senior notes of $46,891 less the unamortized discount of $1,768 as of October 31, 2010, as adjusted for the adoption of accounting guidance for convertible debt instruments. This unamortized discount is accreted through interest expense, which resulted in an effective interest rate of 7.51%.

(4)	Contains the principal amount of the puttable equity-linked senior notes less the unamortized discount of $1,275 as of October 31, 2010.

(5)	The mandatory tender date of the custodial receipts, which represent ownership in the bonds, was used for the expected maturity date in lieu of the maturity date on the face of the bonds.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
January 31, 2010

	Expected Maturity Date
	Year Ending January 31,
							Total
						Period	Outstanding	Fair Market
Long-Term Debt	2011	2012	2013	2014	2015	Thereafter	1/31/10	Value 1/31/10

	(dollars in thousands)

Fixed:
Fixed-rate debt	$252,825	$355,527	$332,056	$824,186	$525,598	$1,849,040	$4,139,232	$4,116,848
Weighted average interest rate	7.04%	7.03%	5.99%	6.09%	5.99%	5.92%	6.13%

Senior & subordinated debt (1)	-	98,944 (3)	-	29,000 (5)	198,480 (4)	750,000	$1,076,424	861,606
Weighted average interest rate	-%	3.63%	-%	7.88%	3.63%	6.67%	5.86%

Total Fixed-Rate Debt	252,825	454,471	332,056	853,186	724,078	2,599,040	5,215,656	4,978,454

Variable:
Variable-rate debt	599,742	525,372	695,187	46,411	12,415	639,999	2,519,126	2,492,464
Weighted average interest rate(2)	3.72%	4.16%	4.87%	6.05%	1.43%	6.40%	4.84%

Tax-exempt	-	132,430	204,616	91,565	815	532,089	961,515	925,718
Weighted average interest rate(2)	-%	2.60%	2.47%	1.52%	3.70%	1.60%	1.92%

Bank revolving credit facility (1)	-	-	83,516	-	-	-	83,516	83,516
Weighted average interest rate(2)	-%	-%	5.75%	-%	-%	-%	5.75%

Total Variable-Rate Debt	599,742	657,802	983,319	137,976	13,230	1,172,088	3,564,157	3,501,698

Total Long-Term Debt	$852,567	$1,112,273	$1,315,375	$991,162	$737,308	$3,771,128	$8,779,813	$8,480,152

Weighted average interest rate	4.70%	4.85%	4.83%	5.72%	5.27%	5.54%	5.26%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of January 31, 2010.

(3)
Represents the principal amount of the puttable equity-linked senior notes of $105,067 less the unamortized discount of $6,123 as of January 31, 2010, as adjusted for the adoption of accounting guidance for convertible debt instruments. This unamortized discount is accreted through interest expense, which resulted in an effective interest rate of 7.51%.

(4)	Contains the principal amount of the puttable equity-linked senior notes less the unamortized discount of $1,520 as of January 31, 2010.

(5)	The mandatory tender date of the custodial receipts, which represent ownership in the bonds, was used for the expected maturity date in lieu of the maturity date on the face of the bonds.

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2010.
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Forest City Enterprises, Inc. dated June 25, 2010, incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended July 31, 2010 (File No. 1-4372).

3.4	-	Code of Regulations as amended August 11, 2010, incorporated by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarter ended July 31, 2010 (File No. 1-4372).

4.1	-
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

4.7
First Supplemental Indenture, dated as of May 21, 2010, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 26, 2010 (File No. 1-4372).

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
Ninth Amendment to Deferred Compensation Plan for Nonemployee Directors, effective as of December 17, 2009, incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the year ended January 31, 2010 (File No. 1-4372).

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
Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated as of June 16, 2010), incorporated by reference to Exhibit 10.28 to the Company’s Form 10-Q for the quarter ended July 31, 2010 (File No. 1-4372).

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
The following financial information from Forest City Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Loss (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text.

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

FOREST CITY ENTERPRISES, INC. (Registrant)
Date: December 8, 2010	/S/ ROBERT G. O’BRIEN
Name: Robert G. O’Brien
	Title:	Executive Vice President and Chief Financial Officer

Date: December 8, 2010	/S/ LINDA M. KANE
Name: Linda M. Kane
	Title:	Senior Vice President, Chief Accounting and Administrative Officer

Exhibit Index

Exhibit
Number		Description of Document

31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	-
The following financial information from Forest City Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Loss (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text.