Form 10-K
period 2011-01-31
FOREST CITY ENTERPRISES INC
filed 2011-03-30
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2011

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
YES ☐    NO ☒
The aggregate market value of the outstanding common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,578,541,801.
The number of shares of registrant’s common stock outstanding on March 23, 2011 was 145,842,375 and 21,187,626 for Class A and Class B common stock, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 10, 2011 are incorporated by reference into Part III to the extent described herein.

Forest City Enterprises, Inc. and Subsidiaries
Annual Report on Form 10-K
For The Year Ended January 31, 2011

PART I

		Page

Item 1.	Business	2
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	36
Item 4.	Reserved	36
	Executive Officers of the Registrant	36

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	37
Item 6.	Selected Financial Data	39
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	86
Item 8.	Financial Statements and Supplementary Data	91
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	156
Item 9A.	Controls and Procedures	156
Item 9B.	Other Information	158

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	158
Item 11.	Executive Compensation	158
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	158
Item 13.	Certain Relationships and Related Transactions, and Director Independence	158
Item 14.	Principal Accountant Fees and Services	158

PART IV

Item 15.	Exhibits and Financial Statements Schedules	159
	Signatures	168
EX-10.33
EX-21
EX-23
EX-24.A
EX-24.B
EX-24.C
EX-24.D
EX-24.E
EX-24.F
EX-24.G
EX-24.H
EX-24.I
EX-24.J
EX-24.K
EX-24.L
EX-24.M
EX-24.N
EX-31.1
EX-31.2
EX-32.1
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
Item 1. Business
Founded in 1920 and publicly traded since 1960, Forest City Enterprises, Inc. (with its subsidiaries, the “Company” or “Forest City”) principally engages in the ownership, development, management and acquisition of commercial and residential real estate and land in 27 states and the District of Columbia. At January 31, 2011, the Company had approximately $11.8 billion in consolidated assets, of which approximately $11.2 billion was invested in real estate, at cost. The Company’s core markets include Boston, the state of California, Chicago, Denver, the New York City/Philadelphia metropolitan area and the Greater Washington D.C./Baltimore metropolitan area. The Company has offices in Albuquerque, Boston, Chicago, Dallas, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C. and the Company’s corporate headquarters in Cleveland, Ohio. The Company’s portfolio of real estate assets is diversified both geographically and among property types.
The Company operates through three strategic business units, all of which are reportable segments:
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
Commercial Group
The Company has developed and/or acquired retail projects for more than 50 years and office and mixed-use projects for more than 30 years. The Commercial Group owns a diverse portfolio in both urban and suburban locations in 15 states and the District of Columbia. The Commercial Group targets densely populated markets where it uses its expertise to develop complex projects, often employing public and/or private partnerships. As of January 31, 2011, the Commercial Group owned interests in 96 completed properties, including 44 retail properties (approximately 14.7 million gross leasable square feet), 48 office properties (approximately 14.3 million gross leasable square feet) and 4 hotels (1,573 rooms). In addition, the Commercial Group has under construction the Barclays Center arena in Brooklyn, New York. This 18,000 seat arena is expected to host more than 200 events annually, including professional and collegiate sports, concerts, family shows and The Nets basketball.
The Company opened its first community retail center in 1948 and its first enclosed regional mall in 1962. Since then, it has developed regional malls and specialty retail centers. The specialty retail centers include urban retail centers, entertainment-based centers, community centers and power centers (collectively, “specialty retail centers”). As of January 31, 2011, the Commercial Group’s retail portfolio consisted of 16 regional malls with gross leasable area (“GLA”) of 7.9 million square feet and 28 specialty retail centers with a total GLA of 6.8 million square feet. The Commercial Group has one regional mall under construction located in Yonkers, New York with GLA of 1.3 million square feet.

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
The following tables provide lease expiration and significant tenant information relating to the Commercial Group’s retail properties.
Retail Lease Expirations as of January 31, 2011

						AVERAGE
						BASE
	NUMBER OF	SQUARE FEET	PERCENTAGE	NET	PERCENTAGE	RENT PER
EXPIRATION	EXPIRING	OF EXPIRING	OF TOTAL	BASE RENT	OF TOTAL	SQUARE FEET
YEAR	LEASES	LEASES (3)	LEASED GLA (1)	EXPIRING (2)	BASE RENT	EXPIRING (3)

2011	350	1,070,969	8.52%	$24,738,514	8.65%	$29.04
2012	258	930,162	7.40	21,848,214	7.64	27.80
2013	275	1,043,610	8.31	26,332,340	9.20	28.69
2014	231	1,049,878	8.36	22,275,500	7.79	27.35
2015	192	788,771	6.28	18,859,029	6.59	29.92
2016	212	1,257,730	10.01	35,877,907	12.54	37.40
2017	147	987,314	7.86	21,863,433	7.64	26.22
2018	155	714,949	5.69	17,787,781	6.22	26.52
2019	119	1,019,520	8.11	23,150,575	8.09	24.77
2020	119	893,935	7.12	19,999,278	6.99	29.54
Thereafter	99	2,806,661	22.34	53,338,446	18.65	23.66

Total	2,157	12,563,499	100.00%	$286,071,017	100.00%	$27.79

(1)	GLA = Gross Leasable Area.

(2)
Net base rent expiring is an operating statistic and is not comparable to rental revenue, a Generally Accepted Accounting Principles (“GAAP”) financial measure. The primary differences arise because net base rent is determined using the tenant’s contractual rental agreements at the Company’s ownership share of the base rental income from expiring leases as determined within the rent agreement and it does not include adjustments such as the impact of straight-line rent, amortization of above and below market lease values in-place, and contingent rental payments (which are not reasonably estimable).

(3)	Square feet of expiring leases and average base rent per square feet are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases.

Schedule of Significant Retail Tenants as of January 31, 2011
(Based on net base rent 1% or greater of the Company’s ownership share)

	NUMBER	LEASED	PERCENTAGE OF
	OF	SQUARE	TOTAL RETAIL
TENANT	LEASES	FEET	SQUARE FEET

Bass Pro Shops, Inc.	3	510,855	4.07%
Regal Entertainment Group	5	381,461	3.04
AMC Entertainment, Inc.	5	377,797	3.01
TJX Companies	11	347,457	2.77
The Gap	25	321,159	2.56
Dick’s Sporting Goods	6	293,171	2.33
The Home Depot	2	282,000	2.24
The Limited	37	220,357	1.75
Best Buy	6	207,969	1.65
Abercrombie & Fitch Stores, Inc.	25	181,272	1.44
Footlocker, Inc.	34	132,648	1.06
Pathmark Stores, Inc.	2	123,500	0.98

Subtotal	161	3,379,646	26.90

All Others	1,996	9,183,853	73.10

Total	2,157	12,563,499	100.00%

The following tables provide lease expiration and significant tenant information relating to the Commercial Group’s office properties.
Office Lease Expirations as of January 31, 2011

						AVERAGE
						BASE
	NUMBER OF	SQUARE FEET	PERCENTAGE	NET	PERCENTAGE	RENT PER
EXPIRATION	EXPIRING	OF EXPIRING	OF TOTAL	BASE RENT	OF TOTAL	SQUARE FEET
YEAR	LEASES	LEASES (3)	LEASED GLA (1)	EXPIRING (2)	BASE RENT	EXPIRING (3)

2011	85	478,656	4.11%	$8,844,396	2.94%	$20.21
2012	86	1,223,741	10.52	29,701,130	9.86	30.73
2013	91	1,162,098	9.99	26,689,597	8.86	23.95
2014	51	973,729	8.37	18,379,029	6.10	30.27
2015	40	468,673	4.03	8,406,778	2.79	21.16
2016	33	671,405	5.77	14,680,711	4.87	28.93
2017	25	375,324	3.22	9,143,986	3.04	27.51
2018	20	1,200,707	10.32	33,239,866	11.04	32.01
2019	19	713,614	6.13	13,065,080	4.34	26.12
2020	15	1,061,358	9.12	27,812,703	9.24	32.52
Thereafter	38	3,306,949	28.42	111,205,086	36.92	38.13

Total	503	11,636,254	100.00%	$301,168,362	100.00%	$31.11

(1)	GLA = Gross Leasable Area.

(2)
Net base rent expiring is an operating statistic and is not comparable to rental revenue, a GAAP financial measure. The primary differences arise because net base rent is determined using the tenant’s contractual rental agreements at the Company’s ownership share of the base rental income from expiring leases as determined within the rent agreement and it does not include adjustments such as the impact of straight-line rent, amortization of above and below market lease values in-place, and contingent rental payments (which are not reasonably estimable).

(3)	Square feet of expiring leases and average base rent per square feet are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases.

Schedule of Significant Office Tenants as of January 31, 2011
(Based on net base rent 2% or greater of the Company’s ownership share)

	LEASED	PERCENTAGE OF
	SQUARE	TOTAL OFFICE
TENANT	FEET	SQUARE FEET

City of New York	978,115	8.41%
Millennium Pharmaceuticals, Inc.	660,741	5.68
U.S. Government	614,218	5.28
District of Columbia	553,330	4.76
Morgan Stanley & Co.	444,685	3.82
Wellchoice, Inc.	392,514	3.37
JP Morgan Chase & Co.	383,341	3.29
Forest City Enterprises, Inc. (1)	362,177	3.11
Bank of New York	323,043	2.78
National Grid	254,034	2.18
Clearbridge Advisors, LLC, a Legg Mason Company	193,249	1.66
Covington & Burling, LLP	160,565	1.38
Seyfarth Shaw, LLP	96,909	0.83

Subtotal	5,416,921	46.55

All Others	6,219,333	53.45

Total	11,636,254	100.00%

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
At January 31, 2011, the Residential Group’s portfolio consisted of 33,614 apartment units in 116 properties in which Forest City has an ownership interest. Two of the properties in the portfolio consisting of 1,073 units are currently under construction. The remaining 32,541 units in 114 properties are in operations. Two of the properties consisting of 518 apartment units were sold subsequent to January 31, 2011. In addition, the Company owns a residual interest in and manages 5 operating properties containing 741 units of syndicated senior citizen subsidized housing. The Residential Group also manages 11,919 military housing units under management in various stages of redevelopment.
Land Development Group
The Company has been in the land development business since the 1930s. The Land Development Group acquires and sells raw land and sells fully-entitled developed lots to residential, commercial and industrial customers. The Land Development Group also owns and develops raw land into master-planned communities, mixed-use projects and other residential developments. As of January 31, 2011, the Company owned approximately 11,415 acres of undeveloped land (including 8,609 of saleable acres) for these commercial and residential development purposes. The Company has an option to purchase 1,369 acres of developable land at its Stapleton project in Denver, Colorado, and 5,731 acres of developable land at its Mesa del Sol project in Albuquerque, New Mexico. The Company has land development projects in 12 states.
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

As of the end of fiscal 2010, the Company had purchased 1,566 acres at Stapleton, leaving a balance of 1,369 acres that may be acquired through an option held by the Company for additional development over the course of the next 8 years. Over and above the developable land that may be purchased through this option, 1,116 acres of Stapleton are reserved for regional parks and open space, of which 775 acres are under development or have been completed. Aside from land development and sales activities, Stapleton currently has over 2.1 million square feet of retail space, approximately 393,000 square feet of office space, over 1.2 million of other commercial space and 484 apartment units in place.
Additionally, as of the end of fiscal 2010, the Company had purchased 3,175 acres at Mesa del Sol, of which 1,659 saleable acres are on hand as of January 31, 2011. This leaves a balance of 5,731 acres to be acquired for additional development over the course of the next 25 to 50 years. Aside from land development and sales activities, Mesa del Sol currently has 375,000 square feet of office space in place, which is included in the Commercial Group segment.
In addition to sales activities of the Land Development Group, the Company also sells land acquired by its Commercial Group and Residential Group adjacent to their respective projects. Proceeds and related costs from such land sales are included in the revenues and expenses of such groups.
The Nets
On August 16, 2004, the Company purchased an ownership interest in The Nets, a member of the National Basketball Association (“NBA”). The Company’s ownership of The Nets is through its subsidiary Nets Sports and Entertainment LLC (“NS&E”). NS&E also owns Brooklyn Arena, LLC (“Arena”), an entity that through its subsidiaries is overseeing the construction of and has a long-term lease in the Barclays Center arena, the future home of The Nets. Upon adoption of new accounting guidance for the consolidation of variable interest entities (“VIEs”) on February 1, 2010, NS&E was converted from an equity method entity to a consolidated entity. As of January 31, 2011, NS&E consolidates Arena and accounts for its investment in The Nets on the equity method of accounting. As a result of the Company consolidating NS&E, it records the entire net loss of The Nets allocated to NS&E in equity in loss of unconsolidated entities and allocates the other NS&E minority partners’ share of its loss through noncontrolling interests in the Statements of Operations for the year ended January 31, 2011. Prior to the adoption of the new consolidation accounting guidance, the Company recorded only its share of the loss for The Nets through equity in loss of unconsolidated entities.
On May 12, 2010, the Company closed on a purchase agreement with entities controlled by Mikhail Prokhorov (“MP Entities”). Pursuant to the terms of the purchase agreement, the MP Entities invested $223,000,000 and made certain funding commitments (“Funding Commitments”) to acquire 80% of The Nets, 45% of Arena and the right to purchase up to 20% of Atlantic Yards Development Company, LLC, which will develop non-arena real estate. In accordance with the Funding Commitments, the MP Entities agreed to fund The Nets operating needs up to $60,000,000 including reimbursements to the Company for loans made to cover The Nets operating needs from March 1, 2010 to May 12, 2010 totaling $15,000,000. Once the $60,000,000 is expended, which is anticipated to occur prior to the start of the 2011-2012 NBA basketball season, NS&E is required to fund 100% of the operating needs, as defined, until the Barclays Center arena is complete and open. Thereafter, members’ capital contributions will be made in accordance with the operating agreements. Since May 12, 2010, The Nets’ losses have been allocated to the MP Entities, the majority owner since losses are allocated based on an analysis of the respective members’ claim on the net book equity assuming a liquidation at book value.
For the years ended January 31, 2011, 2010 and 2009, the Company recognized approximately 25%, 68% and 54% of the net loss of The Nets, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of The Nets. Our percentage of the allocated losses for the year ended January 31, 2011 was lower than the prior year primarily due to the allocation of losses to the MP Entities, as discussed above.
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

Tenants at the Company’s retail properties face continual competition in attracting customers from retailers at other shopping centers, catalogue companies, online merchants, warehouse stores, large discounters, outlet malls, wholesale clubs, direct mail and telemarketers. The Company’s competitors and those of its tenants could have a material adverse effect on the Company’s ability to lease space in its properties and on the rents it can charge or the concessions it may have to grant. This in turn could materially and adversely affect the Company’s results of operations and cash flows, and could affect the realizable value of its assets upon sale.
In addition to real estate competition, the Company faces competition related to the operation of The Nets. Specifically, The Nets are in competition with other members from the NBA, other major league sports, college athletics and other sports-related and non-sports related entertainment. If The Nets are not able to successfully manage this risk, they may incur additional losses resulting in an increase of the Company’s share of the total losses of the team.
Number of Employees
The Company had 2,917 employees as of January 31, 2011, of which 2,571 were full-time and 346 were part-time.
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
The Company’s corporate governance documents including the Company’s Corporate Governance Guidelines, Code of Ethical and Legal Conduct and committee charters are also available on the Company’s website at www.forestcity.net or in print to any stockholder upon written request addressed to Corporate Secretary, Forest City Enterprises, Inc., Suite 1360, 50 Public Square, Cleveland, Ohio 44113.
The information found on the Company’s website or the SEC website is not part of this Annual Report on Form 10-K.
Item 1A. Risk Factors
Lending and Capital Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt
Despite recent improvements in the U.S. economy, current conditions still substantially lag pre-recession levels. Ongoing economic conditions have negatively impacted the lending and capital markets, particularly for real estate. The capital markets have witnessed significant adverse conditions, including a substantial reduction in the availability of and access to capital. Financial institutions have significantly reduced their lending with an emphasis on lessening their exposure to real estate. Originations of new loans for commercial mortgage backed securities are improving, but are still limited as compared to pre-recession levels. Underwriting standards are being tightened with lenders requiring lower loan-to-values, increased debt service coverage levels and higher lender spreads. These market conditions, combined with the volatility in the financial markets, have made our ability to access capital challenging. We may not be able to obtain financings on terms comparable to those we secured prior to the economic downturn, and our financing costs may be significantly higher. These conditions have required us to curtail our investment in new development projects, which will negatively impact the future growth of our business. If these conditions do not continue to improve, we may be required to further curtail our development, redevelopment or expansion projects and potentially write down our investments in some projects.
The adverse market conditions also impact our ability to, and the cost at which we, refinance our debt and obtain renewals or replacement of credit enhancement devices, such as letters of credit. While some of our current financings have extension options, some of those are contingent upon pre-determined underwriting qualifications. We cannot assure you that a given project will meet the required conditions to qualify for such extensions. Our inability to extend, repay or refinance our debt when it becomes due, including upon a default or acceleration event, could result in foreclosure on the properties pledged as collateral thereof, which could result in a loss of our full investment in such properties. While we are actively working to refinance or extend our maturing debt obligations, we cannot assure you that we will be able to do so on a timely basis. Moreover, we expect refinancing, when available, to occur on less favorable terms. Lenders in these market conditions will typically require a higher rate of interest, repayment of a portion of the outstanding principal or additional equity infusions to the project.
Of our total outstanding long-term debt of approximately $8.1 billion at January 31, 2011, a significant amount becomes due in each of the next three fiscal years. If these amounts cannot be refinanced, extended or repaid from other sources, such as sales of properties or new equity, our cash flow may not be sufficient to repay all maturing debt. This risk is heightened with respect to our revolving credit facility, which is due February 1, 2012, and our senior debt, as we have limited sources to fund such repayment.

Our total outstanding debt referenced above is inclusive of credit enhanced mortgage debt we have obtained for a number of our properties to back the bonds that are issued by a government authority and then remarketed to the public. Generally, the credit enhancement, such as a letter of credit, expires prior to the terms of the underlying mortgage debt and must be renewed or replaced to prevent acceleration of the underlying mortgage debt. We treat credit enhanced debt as maturing in the year the credit enhancement expires. However, if the credit enhancement is drawn upon due to the inability to remarket the bonds due to reasons including but not limited to market dislocation or a downgrade in the credit rating of the credit enhancer, not only would the bonds incur additional interest expense, but the debt maturity could accelerate to as early as 90 days after the acceleration occurs.
With the turmoil in the lending and capital markets, a number of financial institutions have sought federal assistance or failed. The failure of these financial institutions has further reduced the number of lenders willing to lend to commercial real estate entities and may further hinder our ability to access capital. In the event of a failure of a lender or counterparty to a financial contract, obligations under the financial contract might not be honored and many forms of assets may be at risk and may not be fully returned to us. Should a financial institution, particularly a construction lender, fail to fund its committed amounts when contractually obligated to do so, our ability to meet our obligations and complete projects could be adversely impacted.
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
The Ownership, Development and Management of Real Estate is Exceptionally Challenging in the Current Economic Environment and We Do Not Anticipate Meaningful Improvement in the Near Term
The current economic environment has significantly impacted the real estate industry in which we operate. Unemployment remains at historically high levels and consumer confidence, while improving, remains low, putting downward pressure on retail sales. Commercial and residential tenants are experiencing financial pressure and are continuing to place demands on landlords to provide rent concessions. The financial hardships on some tenants are so severe that they are leaving the market entirely or declaring bankruptcy, creating increased vacancy rates in residential and commercial properties. The tenants with good financial condition are considering offers from the many competing projects in the real estate industry and are waiting for the best possible deal before committing.
The stress currently experienced by the real estate industry is particularly evident in our development projects. Projects that had good demographics and strong retailer interest to support a retail development when we began construction are experiencing leasing difficulty. When the financial markets began experiencing volatility in the second half of 2008 and the economy entered a recession, we experienced a corresponding volatility in retailer interest for our projects. Retailers continue to express interest in the projects, but are reluctant to commit to new stores in the current economic environment. As a result of this difficult environment, we have delayed anticipated openings, reduced anticipated rents and incurred additional carrying costs, all resulting in an adverse impact on our business. If we are unable to or decide not to proceed with certain projects, we could incur write-offs, some of which could be substantial, which would have a material adverse affect on our results of operations.
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
•	Increases in interest rates;

•	The availability of financing, including refinancing or extensions of our nonrecourse mortgage debt maturities, on acceptable terms, or at all;

•	A decline in the economic conditions at the national, regional or local levels, particularly a decline in one or more of our primary markets;

•	Decreases in rental rates;

•	An increase in competition for tenants and customers or a decrease in demand by tenants and customers;

•	The financial condition of tenants, including the extent of bankruptcies and defaults;

•	An increase in supply or decrease in demand of our property types in our primary markets;

•	Declines in consumer confidence and spending during an economic recession that adversely affect our revenue from our retail centers;

•	Lingering declines in housing markets that adversely affect our revenue from our land segment;

•
The adoption on the national, state or local level of more restrictive laws and governmental regulations, including more restrictive zoning, land use or environmental regulations and increased real estate taxes; and

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
Examples of projects that face these and other development risks include the following:
•
Brooklyn Atlantic Yards. We are in the process of developing Brooklyn Atlantic Yards, which will cost approximately $4.9 billion over the anticipated construction and development period. This long-term mixed-use project in downtown Brooklyn is expected to feature a state-of-the-art sports and entertainment arena, the Barclays Center arena, for The Nets basketball team, a member of the NBA. The acquisition and development of Brooklyn Atlantic Yards has been formally approved by the required state governmental authorities and final documentation of the transactions was executed on December 23, 2009. Tax exempt financing for the arena also closed on December 23, 2009, the proceeds of which became available on May 12, 2010. We have commenced construction of the arena and related infrastructure as well as infrastructure related to other elements of the greater Atlantic Yards development project. As a result of prior litigation, this project has experienced delays and may continue to experience further delays.

There is also the potential for increased costs and further delays to the project as a result of (i) increasing construction costs, (ii) scarcity of labor and supplies, (iii) the unavailability of additional needed financing, (iv) our or our partners’ inability or failure to meet required equity contributions, (v) increasing rates for financing, (vi) loss of arena sponsorships and related revenues, (vii) our inability to meet certain agreed upon deadlines for the development of the project and (viii) other potential litigation seeking to enjoin or prevent the project or litigation for which there may not be insurance coverage. The development of Brooklyn Atlantic Yards is being done in connection with the proposed move of The Nets to the planned arena, the timing of which is subject to delays. The arena itself (and its plans) along with any movement of the team is subject to approval by the NBA, which we may not receive. In addition, as applicable contractual and other deadlines and decision points approach, we could have less time and flexibility to plan and implement our responses to these or other risks to the extent that any of them may actually arise.

If any of the foregoing risks were to occur we may: (i) not be able to develop Brooklyn Atlantic Yards to the extent intended or at all resulting in a potential write-off of our investment, (ii) be required to pay the City and/or State of New York liquidated damages for failure to meet certain agreed upon project deadlines, and (iii) be in default of our non-recourse mortgages on the project. The exposure to loss on this investment is approximately $525 million, excluding any potential write-offs for the arena or any liquidated damages described in (ii) of this paragraph, and could have a significant, material adverse effect on our business, cash flows and results of operations. Even if we were able to continue with the development, or a portion thereof, we would likely not be able to do so as quickly as originally planned, would be likely to incur additional costs and may need to write-off a portion of the development.

•
Westchester’s Ridge Hill. Retail leasing at our Westchester’s Ridge Hill development project in Westchester County, New York has progressed slowly. Currently, the center is 45% leased. The retail center is under construction and subject to a completion guaranty to the lender. The projected phased opening dates may be impacted by the final outcome of our continuous leasing effort which in turn could increase our equity requirements into this project.

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
There are numerous other developers, managers and owners of commercial and residential real estate and undeveloped land that compete with us nationally, regionally and/or locally, some of whom have greater financial resources and market share than us. They compete with us for management and leasing opportunities, land for development, properties for acquisition and disposition, and for anchor stores and tenants for properties. We may not be able to successfully compete in these areas. If our competitors prevent us from realizing our real estate objectives, the operating performance may fall short of expectations and adversely affect our financial performance.
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
In addition, our ability to collect rents and other charges will be even more difficult if the tenant is bankrupt or insolvent. While our tenants have from time to time filed for bankruptcy or been involved in insolvency proceedings, there have been an increased number of bankruptcies with the most recent recession. We may be required to expense costs associated with leases of bankrupt tenants and may not be able to replace future rents for tenant space rejected in bankruptcy proceedings which could adversely affect our properties. The current bankruptcies of some of our tenants, and the potential bankruptcies of other tenants in the future could make it difficult for us to enforce our rights as lessor and protect our investment.

Based on tenants with net base rent of greater than 2% of total net base rent as of January 31, 2011, our five largest office tenants by leased square feet are the City of New York, Millennium Pharmaceuticals, Inc., U.S. Government, the District of Columbia and Morgan Stanley & Co. Given our large concentration of office space in New York City, we may be adversely affected by the consolidation or failure of certain financial institutions. Based on tenants with net base rent of greater than 1% of total net base rent as of January 31, 2011, our five largest retail tenants by leased square feet are Bass Pro Shops, Inc., Regal Entertainment Group, AMC Entertainment, Inc., TJX Companies and The Gap. An event of default or bankruptcy of one of our largest tenants would increase the adverse impact on us.
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
The Investment in a Professional Sports Franchise Involves Certain Risks and Future Losses Are Expected for The Nets
On August 16, 2004, we purchased a legal ownership interest in The Nets. The purchase of the interest in The Nets was the first step in our efforts to pursue development projects at Brooklyn Atlantic Yards. For a more thorough discussion of the risks associated with the Brooklyn Atlantic Yards project see “We Are Subject to Real Estate Developments Risks.” On May 12, 2010, we, through our consolidated subsidiary NS&E, closed on a purchase agreement with the MP Entities. The transaction resulted in a change of controlling ownership interest in The Nets. Following the transaction with the MP Entities, NS&E retained a 20% non-controlling ownership of The Nets. As we have a 48% ownership interest in NS&E, our resulting ownership interest in The Nets after the transaction is approximately 10%.

The Nets are currently operating at a loss and are projected to continue to operate at a loss at least as long as they remain in New Jersey. Such operating losses will need to be funded by the contribution of equity. Even if The Nets are able to relocate to Brooklyn, New York, there can be no assurance that The Nets will be profitable in the future. Losses are currently allocated to each member of the limited liability company that owns The Nets based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of each accounting period without regard to unrealized appreciation (if any) in the fair value of The Nets. The operating agreement with the MP Entities requires them to fund The Nets operating needs up to $60,000,000, including reimbursements to us for loans made to cover The Nets operating needs between March 1, 2010 and May 12, 2010 totaling $15,000,000. Once the remaining $45,000,000 out of the $60,000,000 cap is expended, which is anticipated to occur prior to the start of the 2011-2012 NBA basketball season, NS&E is required to fund 100% of The Nets operating needs as defined, until the arena is complete and open. Therefore, losses allocated to us have exceeded and may continue to exceed our legal ownership interest and may become significant.
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

•	Uncertainties of increases in players’ salaries;

•	Risk of injuries to key players;

•	Dependence on talented players;

•
Uncertainties relating to labor relations in professional sports, including the expiration of the NBA’s current collective bargaining agreement, or a player or management initiated stoppage after such expiration; and

•	Dependence on television and cable network, radio and other media contracts.
Our High Debt Leverage May Prevent Us from Responding to Changing Business and Economic Conditions
Our high degree of debt leverage could limit our ability to obtain additional financing or adversely affect our liquidity and financial condition. We have a high ratio of debt (consisting of nonrecourse mortgage debt, a revolving credit facility and senior and subordinated debt) to total market capitalization. This ratio was approximately 74.4% and 83.3% at January 31, 2011 and January 31, 2010, respectively, based on our long-term debt outstanding at that date and the market value of our outstanding Class A common stock and Class B common stock. Our high leverage may adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes and may make us more vulnerable to a prolonged downturn in the economy.
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
While we are in compliance with all of our covenants at January 31, 2011, we cannot guarantee our future compliance with any of the covenants. The failure to comply with any of our financial or non-financial covenants could result in an event of default and accelerate some or all of our indebtedness, which could have a material adverse effect on our financial condition. Our ability to comply with these covenants will depend upon our future economic performance. These covenants may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be desirable or advantageous to us.
We Are Subject to Risks Associated With Hedging Agreements
We will often enter into interest rate swap agreements and other interest rate hedging contracts, including caps and floors to mitigate or reduce our exposure to interest rate volatility or to satisfy lender requirements. While these agreements may help reduce our exposure to interest rate volatility, they also expose us to additional risks, including a risk that the counterparties will not perform. Moreover, there can be no assurance that the hedging agreement will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement there could be significant costs and cash requirements involved to fulfill our initial obligation under the hedging agreement.
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
Any Rise in Interest Rates Will Increase Our Interest Costs
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of January 31, 2011, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method and corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $9,817,000 at January 31, 2011. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $8,680,000 at January 31, 2011. The analysis above includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized. For variable rate bonds, during times of market illiquidity, a premium interest rate could be charged on the bonds to successfully market them which would result in even higher interest rates.

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
Our Business Will Be Adversely Impacted Should an Uninsured Loss, a Loss in Excess of Insurance Limits or a Delayed or Denied Insurance Claim Occur
We carry comprehensive insurance coverage for general liability, property, flood, wind, earthquake and rental loss (and environmental insurance on certain locations) with respect to our properties within insured limits and policy specifications that we believe are customary for similar properties. There are, however, specific types of potential losses, including environmental loss or losses of a catastrophic nature, such as losses from wars, terrorism, hurricanes, wind, earthquakes or other natural disasters, that in our judgment, cannot be purchased at a commercially viable cost or whereby such losses, if incurred, would exceed the insurance limits procured. In the event of an uninsured loss or a loss in excess of our insurance limits, or a failure by an insurer to meet its obligations under a policy, we could lose both our invested capital in, and anticipated profits from, the affected property and could be exposed to liabilities with respect to that which we thought we had adequate insurance to cover. Any such uninsured loss could materially and adversely affect our results of operations, cash flows and financial position. Under our current policies, which expire October 31, 2011, our properties are insured against acts of terrorism, subject to various limits, deductibles and exclusions for acts of war and terrorist acts involving biological, chemical and nuclear damage. Once these policies expire, we may not be able to obtain adequate terrorism coverage at a commercially reasonable cost. In addition, our insurers may not be able to maintain reinsurance sufficient to cover any losses we may incur as a result of terrorist acts. As a result, our insurers’ ability to provide future insurance for any damages that we sustain as a result of a terrorist attack may be reduced or eliminated.
Additionally, most of our current project mortgages require “all-risk”/”special form” property insurance, and we cannot assure you that we will be able to continue to obtain such “all risk”/”special form” policies that will satisfy lender requirements. We are self-insured as to the first $500,000 of commercial general liability coverage per occurrence. Further, for the first $250,000 of property damage coverage per occurrence, we utilize a wholly-owned captive insurance company and self-insurance. The wholly-owned captive insurance company is licensed, regulated and capitalized in accordance with state of Arizona statutes. The wholly-owned captive insurance company is not utilized to mitigate percentage deductibles for Florida, Hawaii, and scheduled tier one county wind property damage claims by named storms, California earthquake property damage claims, and Flood Zone A and V property claims. These percentage deductibles are self-insured. While we reasonably believe that our self-insurance and wholly-owned captive insurance company reserves are adequate for commercial property damage claims and commercial general liability claims, we cannot assure you that we will not incur losses that exceed these self- insurance and wholly-owned captive reserves.
As a property developer, owner, and manager, we will likely experience property and liability claims and will reasonably seek the coverage of the insurance policies that we have procured. There may be instances where there are severe claims that can be prolonged and insurance recoveries may be delayed or ultimately denied. This delay or denial may have an adverse impact on our financial condition.
A Downgrade or Financial Failure of Our Insurance Carriers May Have an Adverse Impact on our Financial Condition
The insurance carrier(s) that we utilize have satisfactory financial ratings at the time the policies are placed and made effective based on various insurance carrier rating agencies commonly used in the insurance industry. However, we cannot assure you that these financial ratings will remain satisfactory or constant throughout the policy period. There is a risk that these financial ratings may be downgraded throughout the policy period or that the insurance carrier(s) may experience a financial failure. A downgrade or financial failure of our insurance carrier(s) may result in their inability to pay current and future claims. This inability to pay claims may have an adverse impact on our financial condition. In addition, a downgrade or a financial failure of our insurance carrier(s) may cause our insurance renewal or replacement policy costs to increase.

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
The Ratner, Miller and Shafran Families Own a Controlling Interest in the Company, and Those Interests May Differ from Other Shareholders
Our authorized common stock consists of Class A common stock and Class B common stock. The economic rights of each Class of common stock are identical, but the voting rights differ. The Class A common stock, voting as a separate Class, is entitled to elect 25% of the members of our board of directors, while the Class B common stock, voting as a separate Class, is entitled to elect the remaining 75% of our board of directors. On all other matters, the Class A common stock and Class B common stock vote together as a single Class, with each share of our Class A common stock entitled to one vote per share and each share of Class B common stock entitled to ten votes per share. At February 28, 2011, members of the Ratner, Miller and Shafran families, which include members of our current board of directors and executive officers, owned 88.6% of the Class B common stock. Of the 88.6%, 88.1% of the Class B common stock was owned by RMS, Limited Partnership (“RMS LP”) which is a limited partnership, comprised of interests of these families, with seven individual general partners, currently consisting of:
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
In addition, at February 28, 2011, members of these families collectively owned 9.2% of the Class A common stock. As a result of their ownership in Forest City, these family members and RMS LP have the ability to elect a majority of our board of directors and to control the management and policies of Forest City. Generally, they may also determine, without the consent of our other shareholders, the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and prevent or cause a change in control of Forest City.
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
RMS Investment Corp. Provides Property Management and Leasing Services to Us and Is Controlled By Some of Our Affiliates
We paid approximately $229,000 and $423,000 as total compensation during the years ended January 31, 2011 and 2010, respectively, to RMS Investment Corp. for property management and leasing services. RMS Investment Corp. is controlled by members of the Ratner, Miller and Shafran families, some of whom are our directors and executive officers.
RMS Investment Corp. manages and provides leasing services to our Cleveland-area specialty retail center, Golden Gate, which has 361,000 square feet. The current rate of compensation for this management service is 4% of all rental income, plus a leasing fee of generally 3% to 6% of rental income of all new or renewed leases. Management believes these fees are comparable to those other management companies would charge to non-affiliated third parties.
Our Directors and Executive Officers May Have Interests in Competing Properties, and We Do Not Have Non-Compete Agreements with Certain of Our Directors and Executive Officers
Under our current policy, no director or executive officer, including any member of the Ratner, Miller and Shafran families, is allowed to invest in a competing real estate opportunity without first obtaining the approval of the audit committee of our board of directors. We do not have non-compete agreements with any director or executive officer, other than Charles Ratner, James Ratner, Ronald Ratner and Bruce Ratner. Upon leaving Forest City, any other director, officer or employee could compete with us. Notwithstanding our policy, we permit our principal shareholders who are officers and employees to develop, expand, operate or sell, independent of our business, certain commercial, industrial and residential properties that they owned prior to the implementation of our policy. As a result of their ownership of these properties, a conflict of interest may arise between them and Forest City, which may not be resolved in our favor. The conflict may involve the development or expansion of properties that may compete with our properties and the solicitation of tenants to lease these properties.
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
We believe that all the necessary requirements for qualification for such tax credits have been and will be met and that our investment partners will be able to receive expense allocations associated with these properties. However, we cannot assure you that this will, in fact, be the case or that we will not be required to indemnify our investment partners on an after-tax basis for these amounts. Indemnification payments (if required) could have a material adverse effect on our results of operations and cash flows.

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
In July 2010, the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act). The Dodd-Frank Act was enacted in part, to impose significant investment restrictions and capital requirements on banking entities and other organizations in the financial services industry, which may result in such entities and organizations instituting more conservative practices with respect to financing instruments. While we do not operate in the financial services industry, the Dodd-Frank Act could have an adverse impact on our business, results of operations and financial condition.

While the full impact of the Dodd-Frank Act cannot be assessed until implementing regulations are released, the Dodd-Frank Act may adversely affect the cost, availability and terms of financial instruments, such as non-recourse mortgage loans, interest rate swaps and other hedging instruments; further reducing our access to capital; and availability of favorable terms of financing from lenders.
In addition, U.S. Government, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. While we cannot predict whether or when such actions may occur, such actions may have an adverse impact on our business, results of operations and financial condition.
Changes in Market Conditions Could Continue to Hurt the Market Price of Our Publicly Traded Securities
The stock market has experienced volatile conditions, particularly with respect to companies in the real estate industry, resulting in substantial price and volume fluctuations that are often unrelated or disproportionate to the financial performance of companies. Negative market volatility may cause the market price of our publicly traded securities to decline. A decline in the price of our Class A common stock could have an adverse effect on our business by reducing our ability to generate capital through sales of our Class A common stock, subjecting us to further credit rating downgrades and, in the case of a substantial decline, increasing the risk of not satisfying the New York Stock Exchange’s continued listing standards.
Inflation May Adversely Affect our Financial Condition and Results of Operations
Although inflation has not materially impacted our results of operations to date, increases in inflation at a rate higher than increases in rental income could have a negative impact on our operating margins and cash flows. In some circumstances, increases in operating expenses for commercial properties can be passed on to our tenants. However, some of our commercial leases contain clauses that may prevent us from easily passing on increases of operating expenses to the respective tenants.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Corporate headquarters of Forest City Enterprises, Inc. are located in Cleveland, Ohio and are owned by the Company. The Company’s core markets include Boston, the state of California, Chicago, Denver, the New York City/Philadelphia metropolitan area and the Greater Washington D.C./Baltimore metropolitan area.
The following tables present information on properties opened in 2010 and those that are under construction as of January 31, 2011.

Forest City Enterprises, Inc.
Development Pipeline
January 31, 2011
2010 Openings and Acquisitions

			Date		Consolidated (C)		Sq. ft./		Gross
		Dev (D)	Opened /	FCE Legal	Unconsolidated (U)	Total	No. of		Leasable
Property	Location	Acq (A)	Acquired	Ownership %	(a)	Cost	Units		Area

						(in millions)

Retail Centers:
Village at Gulfstream Park	Hallandale Beach, FL	D	Q1-10	50.0%	U	$214.2	511,000	(b)	511,000
East River Plaza	Manhattan, NY	D	Q2-10	35.0%	U	390.6	527,000		527,000

						$604.8	1,038,000		1,038,000

Office:

Waterfront Station - East 4th & West 4th Buildings	Washington, D.C.	D	Q1-10	45.0%	C	$236.0	631,000	(c)

Residential:

Presidio Landmark	San Francisco, CA	D	Q3-10	100.0%	C	$103.7	161

Total Openings and Acquisitions						$944.5

See attached footnotes.

Forest City Enterprises, Inc.
Development Pipeline
January 31, 2011
Under Construction

					Consolidated (C)		Sq. ft./	Gross
		Dev (D)	Anticipated	FCE Legal	Unconsolidated (U)	Total	No. of	Leasable		Lease
Property	Location	Acq (A)	Opening	Ownership %	(a)	Cost	Units	Area		Commitment %

						(in millions)

Retail Center:
Westchester’s Ridge Hill (d)	Yonkers, NY	D	2011/2012	70.0%	C	$827.4	1,336,000	1,336,000	(e)	45%

Residential:
8 Spruce Street (formerly Beekman)(d)	Manhattan, NY	D	Q1-11/12	49.0%	C	$875.7	903			6	% (f)
Foundry Lofts	Washington, D.C.	D	Q3-11	100.0%	C	60.3	170

						$936.0	1,073

Arena:
Barclays Center	Brooklyn, NY	D	2012	26.6%	C	$904.3	670,000	18,000 seats	(g)	55	% (h)

Total Under Construction						$2,667.7

Fee Development:							Sq. Ft.
Las Vegas City Hall (i)	Las Vegas, NV	D	Q1-12	-	U	$146.2	270,000

See attached footnotes.
Military Housing — see footnote j.

Development Pipeline

January 31, 2011 Footnotes
(a)
Unconsolidated entities are reported under the equity method of accounting. This method represents a measure for investments in which the Company is not deemed to have control or to be the primary beneficiary of our investments in a variable interest entity. Costs are representative of the total project.

(b)	Includes 89,000 square feet of office space.

(c)	Includes 85,000 square feet of retail space.

(d)	Phased-in openings. Costs are representative of the total project.

(e)	Includes 156,000 square feet of office space.

(f)	As of March 29, 2011, 53 leases have been signed since appointments with prospective residents began on February 18, 2011.

(g)	The Nets, a member of the NBA, has a 37 year license agreement to use the arena.

(h)
Represents the percentage of forecasted contractually obligated arena income that is under contract. Contractually obligated income, which includes revenue from naming rights, sponsorships, suite licenses, Nets minimum rent and food concession agreements, accounts for 72% of total forecasted revenues for the Arena.

(i)	This is a fee development project, owned by the City of Las Vegas. Therefore, these costs are not included on the Company’s balance sheet.

(j)
Below is a summary of the Company’s unconsolidated investments for Military Housing Development projects that are accounted for under the equity method. The Company provides development, construction and management services for these projects and receives agreed upon fees for these services.

		Anticipated	Completed
Property	Location	Opening	Cost	No. of Units

			(in millions)

Military Housing - Under Construction (a)
Pacific Northwest Communities	Seattle, WA	2007-2011	$280.5	2,985
Marines, Hawaii Increment II	Honolulu, HI	2007-2011	292.7	1,175
Navy, Hawaii Increment III	Honolulu, HI	2007-2011	464.8	2,520
Navy Midwest	Chicago, IL	2006-2012	200.3	1,401
Midwest Millington	Memphis, TN	2008-2012	33.1	318
Air Force Academy	Colorado Springs, CO	2007-2013	69.5	427
Hawaii Phase IV	Kaneohe, HI	2007-2014	475.1	1,141

Total Military Housing Under Construction			$1,816.0	9,967

The following table provides summary information concerning the Company’s real estate portfolio. Consolidated properties are properties that we control and/or hold a variable interest in and are deemed to be the primary beneficiary. Unconsolidated properties are properties that we do not control and/or are not deemed to be the primary beneficiary and are accounted for under the equity method.

Forest City Enterprises, Inc. Portfolio of Real Estate as of January 31, 2011
COMMERCIAL GROUP
OFFICE BUILDINGS

		Date of						Leasable
		Opening/					Leasable	Square
		Acquisition/	Legal	Pro-Rata			Square	Feet at Pro-
Name		Expansion	Ownership(1)	Ownership(2)	Location	Major Tenants	Feet	Rata %

Consolidated Office Buildings
	2 Hanson Place	2004	100.00%	100.00%	Brooklyn, NY	Bank of New York, HSBC	399,000	399,000
	250 Huron	1991	100.00%	100.00%	Cleveland, OH	Leasing in progress	119,000	119,000
	4930 Oakton	2006	100.00%	100.00%	Skokie, IL	Sanford Brown College	40,000	40,000
	Ballston Common Office Center	2005	100.00%	100.00%	Arlington, VA	US Coast Guard; Better Business Bureau	174,000	174,000
	Colorado Studios	2007	90.00%	90.00%	Denver, CO	Colorado Studios	75,000	68,000
	Commerce Court	2007	100.00%	100.00%	Pittsburgh, PA	US Bank; Wesco Distributors; Cardworks Services; Marc USA	379,000	379,000
	Edgeworth Building	2006	100.00%	100.00%	Richmond, VA	Hirschler Fleischer; Ernst & Young	137,000	137,000
	Eleven MetroTech Center	1995	85.00%	85.00%	Brooklyn, NY	City of New York - DoITT; E-911	216,000	184,000
	Fairmont Plaza	1998	85.00%	85.00%	San Jose, CA	Littler Mendelson; Merrill Lynch; UBS Financial; Camera 12 Cinemas; Accenture	405,000	344,000
	Fifteen MetroTech Center	2003	95.00%	95.00%	Brooklyn, NY	Wellchoice, Inc.; City of New York - HRA	650,000	618,000
	Halle Building	1986	100.00%	100.00%	Cleveland, OH	Case Western Reserve University; Grant Thornton; CEOGC	409,000	409,000
	Harlem Center	2003	100.00%	100.00%	Manhattan, NY	Office of General Services-Temporary Disability & Assistance; State Liquor Authority	147,000	147,000
(3)	Higbee Building	1990	100.00%	100.00%	Cleveland, OH	Key Bank; Horseshoe Casino	815,000	815,000
	Illinois Science and Technology Park
	- 4901 Searle (A)	2006	100.00%	100.00%	Skokie, IL	Northshore University Health System	224,000	224,000
	- 8025 Lamon (P)	2006	100.00%	100.00%	Skokie, IL	NanoInk, Inc.; Midwest Bio Research; Vetter Development Services	128,000	128,000
+	- 8030 Lamon (J)	2010	100.00%	100.00%	Skokie, IL	Leasing in progress	147,000	147,000
	- 8045 Lamon (Q)	2007	100.00%	100.00%	Skokie, IL	Astellas; Polyera; APP Pharmaceuticals, LLC	161,000	161,000
	Johns Hopkins - 855 North Wolfe Street	2008	76.60%	76.60%	East Baltimore, MD	Johns Hopkins; Brain Institute; Howard Hughes Institute	279,000	214,000
	New York Times	2007	100.00%	100.00%	Manhattan, NY	ClearBridge Advisors, LLC, a Legg Mason Co.; Covington & Burling; Osler Hoskin & Harcourt; Seyfarth Shaw	738,000	738,000
	Nine MetroTech Center North	1997	85.00%	85.00%	Brooklyn, NY	City of New York - Fire Department	317,000	269,000
	One MetroTech Center	1991	82.50%	82.50%	Brooklyn, NY	JP Morgan Chase; National Grid	937,000	773,000
	One Pierrepont Plaza	1988	100.00%	100.00%	Brooklyn, NY	Morgan Stanley; U.S. Probation	659,000	659,000
	Post Office Plaza (MK Ferguson)	1990	100.00%	100.00%	Cleveland, OH	Washington Group; Chase Manhattan Mortgage Corp; Educational Loan Servicing Corp; Quicken Loans	476,000	476,000
	Richmond Office Park	2007	100.00%	100.00%	Richmond, VA	The Brinks Co.; Wachovia Bank	568,000	568,000
	Skylight Office Tower	1991	92.50%	100.00%	Cleveland, OH	Cap Gemini; Ulmer & Berne, LLP	321,000	321,000
	Stapleton - 3055 Roslyn	2006	90.00%	90.00%	Denver, CO	University of Colorado Hospital	45,000	41,000
	Ten MetroTech Center	1992	100.00%	100.00%	Brooklyn, NY	Internal Revenue Service	365,000	365,000
	Terminal Tower	1983	100.00%	100.00%	Cleveland, OH	Forest City Enterprises, Inc.; Cuyahoga Community College	589,000	589,000
	Twelve MetroTech Center	2004	100.00%	100.00%	Brooklyn, NY	National Union Fire Insurance Co.	177,000	177,000
	Two MetroTech Center	1990	82.50%	82.50%	Brooklyn, NY	Securities Industry Automation Corp.; City of New York - Board of Education	522,000	431,000
	University of Pennsylvania	2004	100.00%	100.00%	Philadelphia, PA	University of Pennsylvania	122,000	122,000
+	Waterfront Station - East 4th & West 4th Buildings	2010	45.00%	45.00%	Washington, D.C.	Washington, D.C. Government	631,000	284,000

	Consolidated Office Buildings Subtotal						11,371,000	10,520,000

Forest City Enterprises, Inc. Portfolio of Real Estate as of January 31, 2011
COMMERCIAL GROUP
OFFICE BUILDINGS (continued)

		Date of						Leasable
		Opening/					Leasable	Square
		Acquisition/	Legal	Pro-Rata			Square	Feet at Pro-
Name		Expansion	Ownership(1)	Ownership(2)	Location	Major Tenants	Feet	Rata %

Unconsolidated Office Buildings
	35 Landsdowne Street	2002	51.00%	51.00%	Cambridge, MA	Millennium Pharmaceuticals	202,000	103,000
	350 Massachusetts Ave	1998	50.00%	50.00%	Cambridge, MA	Star Market; Tofias; Novartis	169,000	85,000
	40 Landsdowne Street	2003	51.00%	51.00%	Cambridge, MA	Millennium Pharmaceuticals	215,000	110,000
	45/75 Sidney Street	1999	51.00%	51.00%	Cambridge, MA	Millennium Pharmaceuticals; Novartis	277,000	141,000
	65/80 Landsdowne Street	2001	51.00%	51.00%	Cambridge, MA	Partners HealthCare System	122,000	62,000
(3)	818 Mission Street	2008	50.00%	50.00%	San Francisco, CA	Denny’s; Community Vocational Enterprises	28,000	14,000
	88 Sidney Street	2002	51.00%	51.00%	Cambridge, MA	Alkermes, Inc.	145,000	74,000
	Bulletin Building	2006	50.00%	50.00%	San Francisco, CA	Great West Life and Annuity; Corinthian School	78,000	39,000
	Chagrin Plaza I & II	1969	66.67%	66.67%	Beachwood, OH	Nine Sigma; Benihana; H&R Block	113,000	75,000
	Clark Building	1989	50.00%	50.00%	Cambridge, MA	Sanofi Pasteur Biologics; Agios Pharmaceuticals	122,000	61,000
	Enterprise Place	1998	50.00%	50.00%	Beachwood, OH	University of Phoenix; Advance Payroll; PS Executive Centers; Retina Assoc. of Cleveland	132,000	66,000
	Jackson Building	1987	51.00%	51.00%	Cambridge, MA	Ariad Pharmaceuticals	99,000	50,000
	Liberty Center	1986	50.00%	50.00%	Pittsburgh, PA	Federated Investors; Direct Energy Business	526,000	263,000
	Mesa del Sol - 5600 University SE	2006	47.50%	47.50%	Albuquerque, NM	MSR-FSR, LLC; CFV Solar	87,000	41,000
	Mesa del Sol - Aperture Center	2008	47.50%	47.50%	Albuquerque, NM	Forest City Covington NM, LLC	76,000	36,000
	Mesa del Sol - Fidelity	2008/2009	47.50%	47.50%	Albuquerque, NM	Fidelity Investments	210,000	100,000
	Richards Building	1990	51.00%	51.00%	Cambridge, MA	Genzyme Biosurgery; Alkermes, Inc.	126,000	64,000
	Signature Square I	1986	50.00%	50.00%	Beachwood, OH	Ciuni & Panichi; PCC Airfoils; Liberty Bank	79,000	40,000
	Signature Square II	1989	50.00%	50.00%	Beachwood, OH	Pro Ed Communications; Goldberg Co.; Resillience Mgt.	82,000	41,000

	Unconsolidated Office Buildings Subtotal						2,888,000	1,465,000

	Total Office Buildings at January 31, 2011						14,259,000	11,985,000

	Total Office Buildings at January 31, 2010						14,112,000	12,420,000

Forest City Enterprises, Inc. Portfolio of Real Estate as of January 31, 2011
COMMERCIAL GROUP
RETAIL CENTERS

		Date of						Total		Gross
		Opening/					Total	Square	Gross	Leasable
		Acquisition/	Legal	Pro-Rata			Square	Feet at Pro-	Leasable	Area at Pro-
Name		Expansion	Ownership(1)	Ownership(2)	Location	Major Tenants	Feet	Rata %	Area	Rata %

Consolidated Regional Malls
	Antelope Valley Mall	1990/1999	78.00%	78.00%	Palmdale, CA	Macy’s; Sears; JCPenney; Dillard’s; Forever 21; Cinemark Theatre	1,196,000	933,000	478,000	373,000
	Ballston Common Mall	1986/1999	100.00%	100.00%	Arlington, VA	Macy’s; Sport & Health; Regal Cinemas	579,000	579,000	311,000	311,000
	Galleria at Sunset	1996/2002	100.00%	100.00%	Henderson, NV	Dillard’s; Macy’s; JCPenney; Dick’s Sporting Goods; Kohl’s	1,048,000	1,048,000	412,000	412,000
	Mall at Robinson	2001	56.67%	100.00%	Pittsburgh, PA	Macy’s; Sears; JCPenney; Dick’s Sporting Goods	880,000	880,000	384,000	384,000
	Mall at Stonecrest	2001	66.67%	66.67%	Atlanta, GA	Kohl’s; Sears; JCPenney; Dillard’s; AMC Theatre, Macy’s	1,226,000	817,000	397,000	265,000
	Northfield at Stapleton	2005/2006	95.00%	100.00%	Denver, CO	Bass Pro; Target; Harkins Theatre; JCPenney; Macy’s	1,127,000	1,127,000	664,000	664,000
	Orchard Town Center	2008	100.00%	100.00%	Westminster, CO	JCPenney; Macy’s; Target; AMC Theatre	1,018,000	1,018,000	482,000	482,000
	Promenade Bolingbrook	2007	100.00%	100.00%	Bolingbrook, IL	Bass Pro; Macy’s; Gold Class Cinemas; Barnes & Noble; Designer Shoe Warehouse	771,000	771,000	575,000	575,000
	Promenade in Temecula	1999/2002/2009	75.00%	100.00%	Temecula, CA	JCPenney; Sears; Macy’s; Edwards Cinema	1,275,000	1,275,000	540,000	540,000
	Shops at Wiregrass	2008	50.00%	100.00%	Tampa, FL	JCPenney; Dillard’s; Macy’s; Barnes & Noble	734,000	734,000	349,000	349,000
	Short Pump Town Center	2003/2005	50.00%	100.00%	Richmond, VA	Nordstrom; Macy’s; Dillard’s; Dick’s Sporting Goods	1,303,000	1,303,000	591,000	591,000
	South Bay Galleria	1985/2001	100.00%	100.00%	Redondo Beach, CA	Nordstrom; Macy’s; Kohl’s; AMC Theatre	956,000	956,000	389,000	389,000
	Victoria Gardens	2004/2007	80.00%	80.00%	Rancho Cucamonga, CA	Bass Pro; Macy’s; JCPenney; AMC Theater	1,401,000	1,121,000	829,000	663,000
^*	Westchester’s Ridge Hill	2011/2012	70.00%	100.00%	Yonkers, NY	Lord & Taylor; Dick’s Sporting Goods; WESTMED Medical Group; National Amusements; Whole Foods; REI; LL Bean; Cheesecake Factory; Yard House; Texas De Brazil	1,336,000	1,336,000	1,336,000	1,336,000

	Consolidated Regional Malls Subtotal						14,850,000	13,898,000	7,737,000	7,334,000

Forest City Enterprises, Inc. Portfolio of Real Estate as of January 31, 2011
COMMERCIAL GROUP
RETAIL CENTERS (continued)

	Date of						Total		Gross
	Opening/					Total	Square	Gross	Leasable
	Acquisition/	Legal	Pro-Rata			Square	Feet at Pro-	Leasable	Area at Pro-
Name	Expansion	Ownership(1)	Ownership(2)	Location	Major Tenants	Feet	Rata %	Area	Rata %

Consolidated Specialty Retail Centers
42nd Street	1999	100.00%	100.00%	Manhattan, NY	AMC Theatres; Madame Tussaud’s Wax Museum; Modell’s; Dave & Buster’s; Ripley’s Believe It or Not!	309,000	309,000	309,000	309,000
Atlantic Center	1996	100.00%	100.00%	Brooklyn, NY	Pathmark; OfficeMax; Old Navy; Marshall’s; NYC - Dept of Motor Vehicles; Best Buy	395,000	395,000	395,000	395,000
Atlantic Center Site V	1998	100.00%	100.00%	Brooklyn, NY	Modell’s	17,000	17,000	17,000	17,000
Atlantic Terminal	2004	100.00%	100.00%	Brooklyn, NY	Target; Designer Shoe Warehouse; Chuck E. Cheese’s; Daffy’s; Guitar Center	371,000	371,000	371,000	371,000
Avenue at Tower City Center	1990	100.00%	100.00%	Cleveland, OH	Hard Rock Café; Morton’s of Chicago; Cleveland Cinemas; Horseshoe Casino (located in Higbee Building)	365,000	365,000	365,000	365,000
Brooklyn Commons	2004	100.00%	100.00%	Brooklyn, NY	Lowe’s	151,000	151,000	151,000	151,000
Bruckner Boulevard	1996	100.00%	100.00%	Bronx, NY	Conway; Old Navy; Marshall’s	113,000	113,000	113,000	113,000
Columbia Park Center	1999	75.00%	75.00%	North Bergen, NJ	Shop Rite; Old Navy; Staples; Bally’s; Shopper’s World; Phoenix Theatres; Sixth Avenue Electronics	351,000	263,000	351,000	263,000
Court Street	2000	100.00%	100.00%	Brooklyn, NY	United Artists; Barnes & Noble	102,000	102,000	102,000	102,000
East 29th Avenue Town Center	2004	90.00%	90.00%	Denver, CO	Walgreen’s; King Soopers; Chipotle; Starbucks	181,000	163,000	98,000	88,000
Eastchester	2000	100.00%	100.00%	Bronx, NY	Pathmark	63,000	63,000	63,000	63,000
Forest Avenue	2000	100.00%	100.00%	Staten Island, NY	United Artists	70,000	70,000	70,000	70,000
Gun Hill Road	1997	100.00%	100.00%	Bronx, NY	Home Depot; Chuck E. Cheese’s	147,000	147,000	147,000	147,000
Harlem Center	2002	100.00%	100.00%	Manhattan, NY	Marshall’s; CVS/Pharmacy; Staples; H&M; Planet Fitness	126,000	126,000	126,000	126,000
Kaufman Studios	1999	100.00%	100.00%	Queens, NY	United Artists Theatres	84,000	84,000	84,000	84,000
Market at Tobacco Row	2002	100.00%	100.00%	Richmond, VA	Rich Foods; CVS/Pharmacy	43,000	43,000	43,000	43,000
Northern Boulevard	1997	100.00%	100.00%	Queens, NY	Stop & Shop; Marshall’s; Old Navy; AJ Wright; Guitar Center	218,000	218,000	218,000	218,000
Quartermaster Plaza	2004	100.00%	100.00%	Philadelphia, PA	Home Depot; BJ’s Wholesale Club; Staples; PetSmart; Walgreen’s	456,000	456,000	456,000	456,000
Quebec Square	2002	90.00%	90.00%	Denver, CO	Walmart; Home Depot; Sam’s Club; Ross Dress for Less; Office Depot; PetSmart	739,000	665,000	217,000	195,000
Queens Place	2001	100.00%	100.00%	Queens, NY	Target; Best Buy; Macy’s Furniture; Designer Shoe Warehouse	455,000	455,000	221,000	221,000
Richmond Avenue	1998	100.00%	100.00%	Staten Island, NY	Staples	76,000	76,000	76,000	76,000
Station Square	1994/2002	100.00%	100.00%	Pittsburgh, PA	Hard Rock Café; Grand Concourse Restaurant; Buca Di Beppo	291,000	291,000	291,000	291,000
White Oak Village	2008	50.00%	100.00%	Richmond, VA	Target; Lowe’s; Sam’s Club; JCPenney; OfficeMax; PetSmart; Martin’s	843,000	843,000	295,000	295,000

	Consolidated Specialty Retail Centers Subtotal					5,966,000	5,786,000	4,579,000	4,459,000

	Consolidated Retail Centers Total					20,816,000	19,684,000	12,316,000	11,793,000

Forest City Enterprises, Inc. Portfolio of Real Estate as of January 31, 2011
COMMERCIAL GROUP
RETAIL CENTERS (continued)

		Date of						Total		Gross
		Opening/					Total	Square	Gross	Leasable
		Acquisition/	Legal	Pro-Rata			Square	Feet at Pro-	Leasable	Area at Pro-
Name		Expansion	Ownership(1)	Ownership(2)	Location	Major Tenants	Feet	Rata %	Area	Rata %

Unconsolidated Regional Malls
	Boulevard Mall	1996/2000	50.00%	50.00%	Amherst, NY	JCPenney; Macy’s; Sears; Michael’s	912,000	456,000	336,000	168,000
	Charleston Town Center	1983	50.00%	50.00%	Charleston, WV	Macy’s; JCPenney; Sears; Brickstreet Insurance	897,000	449,000	363,000	182,000
	San Francisco Centre	2006	50.00%	50.00%	San Francisco, CA	Nordstrom; Bloomingdale’s; Century Theaters; San Francisco State University; Microsoft	1,462,000	731,000	788,000	394,000

	Unconsolidated Regional Malls Subtotal						3,271,000	1,636,000	1,487,000	744,000

Unconsolidated Specialty Retail Centers
+	East River Plaza	2009/2010	35.00%	50.00%	Manhattan, NY	Costco; Target; Best Buy; Marshall’s; PetSmart; Bob’s Furniture; Old Navy	527,000	264,000	527,000	264,000
	Golden Gate	1958	50.00%	50.00%	Mayfield Heights, OH	OfficeMax; Old Navy; Marshall’s; Cost Plus; HH Gregg; PetSmart	361,000	181,000	361,000	181,000
	Marketplace at Riverpark	1996	50.00%	50.00%	Fresno, CA	JCPenney; Best Buy; Marshall’s; OfficeMax; Old Navy; Target; Sports Authority	471,000	236,000	296,000	148,000
	Plaza at Robinson Town Center	1989	50.00%	50.00%	Pittsburgh, PA	T.J. Maxx; Marshall’s; IKEA; Value City; JoAnn Fabrics	507,000	254,000	507,000	254,000
+	Village at Gulstream Park	2010	50.00%	50.00%	Hallandale Beach, FL	Crate & Barrel; The Container Store; Texas de Brazil; Yard House	511,000	256,000	511,000	256,000

	Unconsolidated Specialty Retail Centers Subtotal						2,377,000	1,191,000	2,202,000	1,103,000

	Unconsolidated Retail Centers Total						5,648,000	2,827,000	3,689,000	1,847,000

	Total Retail Centers at January 31, 2011						26,464,000	22,511,000	16,005,000	13,640,000

	Total Retail Centers at January 31, 2010						27,826,000	23,753,000	16,877,000	14,409,000

Forest City Enterprises, Inc. Portfolio of Real Estate as of January 31, 2011
COMMERCIAL GROUP
HOTELS

		Date of
		Opening/
		Acquisition/	Legal	Pro-Rata			Hotel Rooms at
Name		Expansion	Ownership(1)	Ownership(2)	Location	Rooms	Pro-Rata %

Consolidated Hotels
++	Charleston Marriot	1983	95.00%	100.00%	Charleston, WV	352	352
	Ritz-Carlton, Cleveland	1990	100.00%	100.00%	Cleveland, OH	206	206
	Sheraton Station Square	1998/2001	100.00%	100.00%	Pittsburgh, PA	399	399

	Consolidated Hotels Subtotal					957	957

Unconsolidated Hotels
	Westin Convention Center	1986	50.00%	50.00%	Pittsburgh, PA	616	308

	Unconsolidated Hotels Subtotal					616	308

	Total Hotel Rooms at January 31, 2011					1,573	1,265

	Total Hotel Rooms at January 31, 2010					1,833	1,275

ARENA									Est. Seating
								Est. Seating	Capacity
								Capacity for	for NBA
						Total	Total Square	NBA	Basketball
						Square	Feet at Pro-	Basketball	Event at
					Major Tenants	Feet	Rata %	Event	Pro-Rata %

* Barclays Center	2012	26.60%	26.60%	Brooklyn, NY	The Nets NBA Team	670,000	178,000	18,000	4,788

Forest City Enterprises, Inc. Portfolio of Real Estate as of January 31, 2011
RESIDENTIAL GROUP
APARTMENTS

		Date of
		Opening/
		Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name		Expansion	Ownership(1)	Ownership(2)	Location	Units	at Pro-Rata %

Consolidated Apartment Communities
	100 Landsdowne Street	2005	100.00%	100.00%	Cambridge, MA	203	203
^*	8 Spruce Street (formerly Beekman)	2011/2012	49.00%	70.00%	Manhattan, NY	903	632
	American Cigar Company	2000	100.00%	100.00%	Richmond, VA	171	171
	Ashton Mill	2005	90.00%	100.00%	Cumberland, RI	193	193
	Cameron Kinney	2007	100.00%	100.00%	Richmond, VA	259	259
	Consolidated-Carolina	2003	89.99%	100.00%	Richmond, VA	158	158
	Cutter’s Ridge at Tobacco Row	2006	100.00%	100.00%	Richmond, VA	12	12
+	DKLB BKLN (formerly 80 DeKalb)	2009/2010	80.00%	100.00%	Brooklyn, NY	365	365
	Drake	1998	95.05%	95.05%	Philadelphia, PA	284	270
	Easthaven at the Village	1994/1995	100.00%	100.00%	Beachwood, OH	360	360
	Emerald Palms	1996/2004	100.00%	100.00%	Miami, FL	505	505
*	Foundry Lofts	2011	100.00%	100.00%	Washington, D.C.	170	170
	Grand Lowry Lofts	2000	100.00%	100.00%	Denver, CO	261	261
+	Hamel Mill Lofts	2008/2010	90.00%	100.00%	Haverhill, MA	305	305
	Heritage	2002	100.00%	100.00%	San Diego, CA	230	230
	Kennedy Biscuit Lofts	1990	98.90%	100.00%	Cambridge, MA	142	142
	Knolls	1995	1.00%	95.00%	Orange, CA	260	247
	Lofts 23	2005	100.00%	100.00%	Cambridge, MA	51	51
	Lofts at 1835 Arch	2001	95.05%	95.05%	Philadelphia, PA	191	182
	Lucky Strike	2008	88.98%	100.00%	Richmond, VA	131	131
	Mercantile Place on Main	2008	100.00%	100.00%	Dallas, TX	366	366
	Metro 417	2005	75.00%	100.00%	Los Angeles, CA	277	277
	Metropolitan	1989	100.00%	100.00%	Los Angeles, CA	270	270
	Midtown Towers	1969	100.00%	100.00%	Parma, OH	635	635
	Millender Center	1985	5.25%	90.53%	Detroit, MI	339	307
	Museum Towers	1997	100.00%	100.00%	Philadelphia, PA	286	286
	North Church Towers	2009	100.00%	100.00%	Parma Heights, OH	399	399

Forest City Enterprises, Inc. Portfolio of Real Estate as of January 31, 2011
RESIDENTIAL GROUP
APARTMENTS (continued)

		Date of
		Opening/
		Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name		Expansion	Ownership(1)	Ownership(2)	Location	Units	at Pro-Rata %

Consolidated Apartment Communities (continued)
	One Franklintown	1988	100.00%	100.00%	Philadelphia, PA	335	335
	Parmatown Towers and Gardens	1972-1973	100.00%	100.00%	Parma, OH	412	412
	Pavilion	1992	95.00%	95.00%	Chicago, IL	1,114	1,058
	Perrytown Place	1973	8.24%	100.00%	Pittsurgh, PA	231	231
+	Presidio Landmark	2010	1.00%	100.00%	San Francisco, CA	161	161
	Queenswood	1990	93.36%	93.36%	Corona, NY	296	276
	Sky55	2006	100.00%	100.00%	Chicago, IL	411	411
	Southfield	2002	100.00%	100.00%	Whitemarsh, MD	212	212
	Town Center (Botanica on the Green & Crescent Flats)	2004/2007	90.00%	90.00%	Denver, CO	298	268
	Wilson Building	2007	100.00%	100.00%	Dallas, TX	143	143

	Consolidated Apartment Communities Subtotal					11,339	10,894

Consolidated Senior Housing Apartments
	1251 S. Michigan	2006	0.01%	100.00%	Chicago, IL	91	91
	Brookview Place	1979	3.00%	3.00%	Dayton, OH	232	7
	Cedar Place	1974	2.98%	100.00%	Lansing, MI	220	220
	Independence Place I	1973	50.00%	50.00%	Parma Heights, OH	202	101
	Independence Place II	2003	100.00%	100.00%	Parma Heights, OH	201	201

	Consolidated Senior Housing Apartments Subtotal					946	620

Consolidated Supported-Living Apartments
	Forest Trace	2000	100.00%	100.00%	Lauderhill, FL	322	322

	Consolidated Supported-Living Apartments Subtotal					322	322

	Consolidated Apartments Total					12,607	11,836

Forest City Enterprises, Inc. Portfolio of Real Estate as of January 31, 2011
RESIDENTIAL GROUP
APARTMENTS (continued)

		Date of
		Opening/
		Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name		Expansion	Ownership(1)	Ownership(2)	Location	Units	at Pro-Rata %

Unconsolidated Apartment Communities
	Arbor Glen	2001-2007	50.00%	50.00%	Twinsburg, OH	288	144
	Barrington Place	2008	49.00%	49.00%	Raleigh, NC	274	134
	Bayside Village	1988-1989	50.00%	50.00%	San Francisco, CA	862	431
	Big Creek	1996-2001	50.00%	50.00%	Parma Heights, OH	516	258
	Camelot	1967	50.00%	50.00%	Parma Heights, OH	151	76
	Cherry Tree	1996-2000	50.00%	50.00%	Strongsville, OH	442	221
	Chestnut Lake	1969	50.00%	50.00%	Strongsville, OH	789	395
	Cobblestone Court Apartments	2006-2009	50.00%	50.00%	Painesville, OH	400	200
	Colonial Grand	2003	50.00%	50.00%	Tampa, FL	176	88
	Coppertree	1998	50.00%	50.00%	Mayfield Heights, OH	342	171
	Deer Run	1987-1990	46.00%	46.00%	Twinsburg, OH	562	259
	Eaton Ridge	2002-2004	50.00%	50.00%	Sagamore Hills, OH	260	130
	Fenimore Court	1982	7.06%	50.00%	Detroit, MI	144	72
	Grand	1999	42.75%	42.75%	North Bethesda, MD	549	235
	Hamptons	1969	50.00%	50.00%	Beachwood, OH	651	326
	Hunter’s Hollow	1990	50.00%	50.00%	Strongsville, OH	208	104
	Legacy Arboretum	2008	49.00%	49.00%	Charlotte, NC	266	130
	Legacy Crossroads	2008-2009	50.00%	50.00%	Cary, NC	344	172
	Lenox Club	1991	47.50%	47.50%	Arlington, VA	385	183
	Lenox Park	1992	47.50%	47.50%	Silver Spring, MD	406	193
	Liberty Hills	1979-1986	50.00%	50.00%	Solon, OH	396	198
++	Metropolitan Lofts	2005	50.00%	50.00%	Los Angeles, CA	264	132
	Newport Landing	2002-2005	50.00%	50.00%	Coventry Township, OH	336	168
	Parkwood Village	2001-2002	50.00%	50.00%	Brunswick, OH	204	102
	Pine Ridge Valley	1967-1974, 2005-2007	50.00%	50.00%	Willoughby Hills, OH	1,309	655
	Residences at University Park	2002	40.00%	40.00%	Cambridge, MA	135	54

Forest City Enterprises, Inc. Portfolio of Real Estate as of January 31, 2011
RESIDENTIAL GROUP
APARTMENTS (continued)

		Date of
		Opening/
		Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name		Expansion	Ownership(1)	Ownership(2)	Location	Units	at Pro-Rata %

Unconsolidated Apartment Communities (continued)
	Settler’s Landing at Greentree	2000-2004	50.00%	50.00%	Streetsboro, OH	408	204
+	Stratford Crossing	2007-2010	50.00%	50.00%	Wadsworth, OH	348	174
	Sutton Landing	2007-2009	50.00%	50.00%	Brimfield, OH	216	108
	Tamarac	1990-2001	50.00%	50.00%	Willoughby, OH	642	321
++	Twin Lakes Towers	1966	50.00%	50.00%	Denver, CO	254	127
	Uptown Apartments	2008	50.00%	50.00%	Oakland, CA	665	333
	Westwood Reserve	2002	50.00%	50.00%	Tampa, FL	340	170
	Woodgate / Evergreen Farms	2004-2006	33.33%	33.33%	Olmsted Township, OH	348	116
	Worth Street	2003	50.00%	50.00%	Manhattan, NY	330	165

	Unconsolidated Apartment Communities Subtotal					14,210	6,949

Unconsolidated Senior Housing Apartments
	Autumn Ridge	2002	100.00%	100.00%	Sterling Heights, MI	251	251
	Bowin	1998	95.05%	95.05%	Detroit, MI	193	183
	Brookpark Place	1976	100.00%	100.00%	Wheeling, WV	152	152
	Buckeye Towers	1976	10.91%	8.94%	New Boston, OH	120	11
	Burton Place	2000	90.00%	90.00%	Burton, MI	200	180
	Cambridge Towers	2002	100.00%	100.00%	Detroit, MI	250	250
	Canton Towers	1978	10.91%	8.94%	Canton, OH	199	18
	Carl D. Perkins	2002	100.00%	100.00%	Pikeville, KY	150	150
	Connellsville Towers	1981	9.59%	9.59%	Connellsville, PA	111	11
	Coraopolis Towers	2002	80.00%	80.00%	Coraopolis, PA	200	160
	Donora Towers	2002	100.00%	100.00%	Donora, PA	103	103
	Farmington Place	1980	100.00%	100.00%	Farmington, MI	153	153
	Fort Lincoln II	1979	45.00%	45.00%	Washington, D.C.	176	79
	Fort Lincoln III & IV	1981	24.90%	24.90%	Washington, D.C.	306	76
	Frenchtown Place	1975	8.24%	100.00%	Monroe, MI	151	151
	Glendora Gardens	1983	1.99%	99.00%	Glendora, CA	105	104

Forest City Enterprises, Inc. Portfolio of Real Estate as of January 31, 2011
RESIDENTIAL GROUP
APARTMENTS (continued)

		Date of
		Opening/
		Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name		Expansion	Ownership(1)	Ownership(2)	Location	Units	at Pro-Rata %

Unconsolidated Senior Housing Apartments (continued)
	Grove	2003	100.00%	100.00%	Ontario, CA	101	101
	Lakeland	1998	95.10%	95.10%	Waterford, MI	200	190
	Lima Towers	1977	10.91%	8.94%	Lima, OH	200	18
	Miramar Towers	1980	6.35%	100.00%	Los Angeles, CA	157	157
	Noble Towers	1979	50.00%	50.00%	Pittsburgh, PA	133	67
	North Port Village	1981	27.00%	27.00%	Port Huron, MI	251	68
	Nu Ken Tower (Citizen’s Plaza)	1981	8.84%	50.00%	New Kensington, PA	101	51
	Oceanpointe Towers	1980	6.35%	100.00%	Long Branch, NJ	151	151
	Panorama Towers	1978	99.00%	99.00%	Panorama City, CA	154	152
	Park Place Towers	1975	15.11%	100.00%	Mt. Clemens, MI	187	187
	Pine Grove Manor	1973	10.26%	100.00%	Muskegon Township, MI	172	172
	Plymouth Square	2003	100.00%	100.00%	Detroit, MI	280	280
	Potomac Heights Village	1981	6.35%	100.00%	Keyser, WV	141	141
	Riverside Towers	1977	9.63%	100.00%	Coshocton, OH	100	100
	Shippan Avenue	1980	100.00%	100.00%	Stamford, CT	148	148
	St. Mary’s Villa	2002	40.07%	40.07%	Newark, NJ	360	144
	Surfside Towers	1970	50.00%	50.00%	Eastlake, OH	246	123
	The Springs	1981	6.35%	100.00%	La Mesa, CA	129	129
	Tower 43	2002	100.00%	100.00%	Kent, OH	101	101
	Towne Centre Place	1975	8.80%	100.00%	Ypsilanti, MI	170	170
	Village Center	1983	100.00%	100.00%	Detroit, MI	254	254
	Village Square	1978	100.00%	100.00%	Williamsville, NY	100	100
	Ziegler Place	1978	100.00%	100.00%	Livonia, MI	141	141

	Unconsolidated Senior Housing Apartments Subtotal					6,797	5,177

	Unconsolidated Apartments Total					21,007	12,126

	Combined Apartments Total					33,614	23,962

	Federally Subsidized Housing (Total of 5 Buildings)					741

	Total Apartment Units at January 31, 2011					34,355

	Total Apartment Units at January 31, 2010					34,657

Forest City Enterprises, Inc. Portfolio of Real Estate as of January 31, 2011
RESIDENTIAL GROUP
MILITARY HOUSING

		Date of
		Opening/
		Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name		Expansion	Ownership(1)	Ownership(2)	Location	Units	at Pro-Rata %

Unconsolidated Military Housing
^*	Air Force Academy	2007-2013	50.00%	50.00%	Colorado Springs, CO	427	214
^*	Hawaii Phase IV	2007-2014	1.00%	^^	Kaneohe, HI	1,141	^^
^*	Marines, Hawaii Increment II	2007-2011	1.00%	^^	Honolulu, HI	1,175	^^
^*	Midwest Millington	2008-2012	1.00%	^^	Memphis, TN	318	^^
^*	Navy, Hawaii Increment III	2007-2011	1.00%	^^	Honolulu, HI	2,520	^^
^*	Navy Midwest	2006-2012	1.00%	^^	Chicago, IL	1,401	^^
	Ohana Military Communities, Hawaii Increment I	2005-2008	1.00%	^^	Honolulu, HI	1,952	^^
^*	Pacific Northwest Communities	2007-2011	20.00%	^^	Seattle, WA	2,985	^^

	Unconsolidated Military Housing Total					11,919	214

	Total Military Housing Units at January 31, 2011					11,919

	Total Military Housing Units at January 31, 2010					11,953

*	Property under construction as of January 31, 2011.

+	Property opened or acquired in 2010.

++	Property sold subsequent to January 31, 2011.

^	Property to open in phases.

^^	The Company’s share of residual cash flow ranges from 0-20% during the life cycle of the project.

(1)	Represents the Company’s share of a property’s profits and losses upon settlement of any preferred returns to which the Company or its partner(s) may be entitled.

(2)	Represents the Company’s share of a property’s profits and losses adjusted for any preferred returns to which the Company or its partner(s) may be entitled.

(3)	Operating properties identified for redevelopment.

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
Executive Officers of the Registrant
The following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 10, 2011. The names and ages of and positions held by the executive officers of the Company are presented in the following list. Each individual has been appointed to serve for the period which ends on the date of the Annual Meeting of Shareholders to be held on June 10, 2011.

Name	Age	Current Position
Albert B. Ratner (1)(2)	83	Co-Chairman of the Board of Directors (2)
Samuel H. Miller (2)	89	Co-Chairman of the Board of Directors and Treasurer (2)
Charles A. Ratner (1)(2)	69	Chief Executive Officer, President and Director (2)
Bruce C. Ratner (1)	66	Executive Vice President and Director
James A. Ratner (1)	66	Executive Vice President and Director
Ronald A. Ratner (1)	63	Executive Vice President and Director
Brian J. Ratner (1)	53	Executive Vice President and Director
David J. LaRue (2)	49	Executive Vice President and Chief Operating Officer (2)
Robert G. O’Brien	53	Executive Vice President and Chief Financial Officer
Linda M. Kane	53	Senior Vice President, Chief Accounting and Administrative Officer
Geralyn M. Presti	55	Senior Vice President, General Counsel and Secretary
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

•
Charles A. Ratner has been Chief Executive Officer since June 1995 and President since June 1993. He previously served as Chief Operating Officer from June 1993 to June 1995 and Executive Vice President prior to June 1993.

•	Bruce C. Ratner has been Executive Vice President since November 2006. He has been Chief Executive Officer of Forest City Ratner Companies, a subsidiary of the Company, since 1987.

•	James A. Ratner has been Executive Vice President since March 1988.

•	Ronald A. Ratner has been Executive Vice President since March 1988.

•	Brian J. Ratner has been Executive Vice President since June 2001.

•
David J. LaRue has been Executive Vice President and Chief Operating Officer since March 2010. He previously served as President and Chief Operating Officer of Forest City’s Commercial Group since 2003.

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

(2)
As previously disclosed in the Company’s Form 8-K filed on March 1, 2011, the Company announced a series of management and Board changes as a part of the Company’s succession planning process, each of which is effective on the date of the Annual Meeting of Shareholders expected to be held on June 10, 2011. Pursuant to these changes, Charles A. Ratner will become Chairman of the Board and will be succeeded as President and Chief Executive Officer by David J. LaRue, currently Executive Vice President and Chief Operating Officer, and current Co-Chairmen of the Board, Albert B. Ratner and Samuel H. Miller will be appointed Co-Chairmen Emeritus and will no longer serve on the Board.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A and Class B common stock are traded on the New York Stock Exchange (“NYSE”) under the symbols FCEA and FCEB, respectively. At January 31, 2011 and 2010, the market price of the Company’s Class A common stock was $16.91 and $11.31, respectively, and the market price of the Company’s Class B common stock was $16.77 and $11.27, respectively. As of February 28, 2011, the number of registered holders of Class A and Class B common stock was 952 and 465, respectively. The following tables summarize the quarterly high and low sales prices per share of the Company’s Class A and Class B common stock as reported by the NYSE and the dividends declared per common share:

	Quarter Ended

	January 31,	October 31,	July 31,	April 30,
	2011	2010	2010	2010

Market price range of common stock
Class A
High	$16.98	$14.63	$15.70	$16.10
Low	$14.78	$11.05	$11.01	$10.70
Class B
High	$16.95	$14.60	$15.78	$16.02
Low	$14.70	$11.04	$10.97	$10.68
Quarterly dividends declared per common share Class A and Class B (1)	$-	$-	$-	$-

	Quarter Ended

	January 31,	October 31,	July 31,	April 30,
	2010	2009	2009	2009

Market price range of common stock
Class A
High	$12.96	$13.76	$8.94	$8.57
Low	$8.89	$7.06	$4.86	$3.41
Class B
High	$12.88	$13.91	$8.80	$8.52
Low	$8.86	$7.22	$4.89	$3.60
Quarterly dividends declared per common share Class A and Class B (1)	$-	$-	$-	$-

(1)
On December 5, 2008, the Board of Directors suspended the cash dividends on shares of Class A and Class B common stock following the payment of dividends on December 15, 2008, until such dividends are reinstated. The Company’s bank revolving credit facility prohibits the Company from paying any dividends on its Class A and Class B common stock through February 2012.

The Company issued 9,774,039 of unregistered shares of its Class A common stock during the three months ended January 31, 2011 in connection with a privately negotiated exchange for $110,000,000 in the aggregate of the Company’s 5.00% Convertible Senior Notes due 2016. For more information on this unregistered issuance of the Company’s Class A common stock, please refer to the Company’s current report on Form 8-K, filed on January 27, 2011.
During the three months ended January 31, 2011, the Company repurchased into treasury 4,659 shares of Class A common stock to satisfy the minimum statutory tax withholding requirements relating to restricted stock vesting. These shares were not reacquired as part of a publicly announced repurchase plan or program. The following table reflects repurchases of Class A common stock for the three months ended January 31, 2011:
Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that May Yet
	Shares	Price Paid	Publicly Announced	Be Purchased Under
	Purchased	Per Share	Plans or Programs	the Plans or Programs
November 1 through November 30, 2010	460	$13.04	-	$-
December 1 through December 31, 2010	-	-	-	-
January 1 through January 31, 2011	4,199	16.40	-	-

Total	4,659	$16.07	-	$-

The following graph shows a comparison of cumulative total return for the period from January 31, 2006 through January 31, 2011 among the Company’s Class A Common Stock (FCEA) and Class B Common Stock (FCEB), Standard & Poor’s 500 Stock Index (“S&P 500®”) and the Dow Jones U.S. Real Estate Index. The cumulative total return is based on a $100 investment on January 31, 2006 and the subsequent change in market prices of the securities at each respective fiscal year end. It also assumes that dividends were reinvested quarterly.

	Jan-06	Jan-07	Jan-08	Jan-09	Jan-10	Jan-11
Forest City Enterprises Inc. Class A	$100	$160	$106	$18	$31	$46
Forest City Enterprises Inc. Class B	$100	$161	$107	$19	$31	$46
S&P 500®	$100	$115	$112	$69	$91	$112
Dow Jones US Real Estate Index	$100	$137	$103	$52	$77	$107
For information with respect to securities authorized for issuance under equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data
The Operating Results and per share amounts presented below have been reclassified for properties disposed of and/or classified as held for sale during the years ended January 31, 2011, 2010, 2009, 2008 and 2007. The following data should be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included elsewhere in this Form 10-K. Our historical operating results may not be comparable to our future operating results.

	Years Ended January 31,
	2011	2010	2009	2008	2007

	(in thousands, except share and per share data)

Operating Results:
Total revenues from real estate operations (1)	$1,177,661	$1,232,013	$1,251,602	$1,249,346	$1,087,135

Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. (1)	$79,294	$(17,507)	$(123,364)	$(12,591)	$35,242

Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc. (1)	(20,634)	(13,144)	10,117	64,164	141,780

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$58,660	$(30,651)	$(113,247)	$51,573	$177,022

Diluted Earnings per Common Share:

Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. (1)	$0.42	$(0.13)	$(1.20)	$(0.13)	$0.34

Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc. (1)	(0.12)	(0.09)	0.10	0.63	1.36

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$0.30	$(0.22)	$(1.10)	$0.50	$1.70

Weighted Average Diluted Shares Outstanding	173,437,886	139,825,349	102,755,315	102,261,740	104,454,898

Cash Dividend Declared per share – Class A and B Common Stock	$-	$-	$0.24	$0.31	$0.27

	January 31,
	2011	2010	2009	2008	2007

	(in thousands)

Financial Position:
Consolidated assets	$11,769,209	$11,916,711	$11,380,507	$10,191,855	$8,923,141
Real estate, at cost	$11,166,539	$11,340,779	$10,648,573	$9,225,753	$8,231,296
Long-term debt, primarily nonrecourse mortgages and notes payable	$8,118,053	$8,779,813	$8,457,471	$7,359,718	$6,264,047

(1)	This category is adjusted for discontinued operations. See the “Discontinued Operations” section of the MD&A in Item 7.
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
We have approximately $11.8 billion of consolidated assets in 27 states and the District of Columbia at January 31, 2011. Our core markets include Boston, the state of California, Chicago, Denver, the New York City/Philadelphia metropolitan area and the Greater Washington D.C./Baltimore metropolitan area. We have offices in Albuquerque, Boston, Chicago, Dallas, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.

Significant milestones occurring during 2010 included:
•
The opening of the first phase of Waterfront Station in southwest Washington, D.C. The first two office buildings, which have been designed to meet LEED Silver standards, total 631,000 square feet of office and ground-level retail space;

•	The grand opening of Presidio Landmark, a 161 unit apartment community located in San Francisco, California;

•
The opening of two retail centers including East River Plaza, a 527,000 square foot specialty retail center in Manhattan, New York which opened in conjunction with the conversion of construction financing to a $214,300,000 term loan, maturing in January 2019 and carrying an effective all-in fixed interest rate of less than 4.5% and Village at Gulfstream Park, a 511,000 square foot mixed-use, open-air specialty retail center, in Hallandale Beach, Florida;

•
Closing on the purchase agreement between Nets Sports and Entertainment and Mikhail Prokhorov, under which entities controlled by Prokhorov acquired an 80% stake in The Nets basketball team and a 45% share in the entity that is overseeing the construction and has a long-term capital lease in the Barclays Center arena in Brooklyn, New York;

•
Commencing construction of the Barclays Center arena at the Atlantic Yards mixed-use project in Brooklyn, New York. The Barclays Center arena is expected to host more than 200 events annually, including professional and collegiate sports, concerts, family shows and The Nets basketball;

•	Commencing construction of Foundry Lofts, an apartment community at The Yards, our mixed-use project in southeast Washington, D.C. following the closing of the $46,100,000 HUD-insured mortgage loan;

•
The formation of a joint venture in our mixed-use University Park project in Cambridge, Massachusetts. Under the terms of the joint venture agreements, HCN FCE Life Sciences, LLC acquired a 49% interest in the seven University Park life science properties formerly wholly-owned by us;

•
The formation of a new joint venture with Bernstein Development Corporation for ownership of three residential multifamily properties, totaling 1,340 rental units, in the Washington, D.C. metropolitan area;

•
The creation of a partnership with an outside partner to provide capital for the financing and development of Woodforest, an active, 3,000-acre master planned community in suburban Houston, Texas. Woodforest is located in southern Montgomery County, north of Houston. The project is zoned for approximately 5,700 housing units;

•
Forest City Military Communities entered into exclusive negotiations with the U.S. Air Force to privatize military family housing at four bases in the southeastern United States. The project will involve the management, new construction and/or demolition of Air Force family housing at the Southern Group bases, resulting in an end state of approximately 2,185 units;

•
The sale of 101 San Fernando, an apartment community in San Jose, California for a sales price of $59,590,000, which generated net proceeds of approximately $15,000,000; the sale of our 50% interest in Metreon, an unconsolidated specialty retail center in San Francisco, California for a sales price of $19,250,000 generating net proceeds of approximately $18,000,000; and the sale of portions of Millender Center, an unconsolidated mixed-use property in downtown Detroit. The $37,800,000 transaction generated net proceeds to us of approximately $9,500,000;

•
The announcement of Lord & Taylor as an anchor tenant at Westchester’s Ridge Hill, a retail center currently under construction in Yonkers, New York. Lord & Taylor will open a 80,000 square foot retail store, its first location to open nationwide since 2001;

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

•	The privately negotiated exchange of $110,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due 2016 for a total of 9,774,039 shares of our Class A common stock;

•	Closing $1,345,627,000 in nonrecourse mortgage financing transactions; and

•
The addition of Arthur F. Anton, president and chief executive officer of Swagelok Company, a manufacturing company based in Cleveland, Ohio, as a new Class B member of our board of directors, which was effective October 1, 2010.

In addition, subsequent to January 31, 2011, we achieved the following significant milestones:
•
The announcement that President and CEO Charles A. Ratner will become Chairman of the Board, and will be succeeded as President and CEO by David J. LaRue, currently Executive Vice President and COO. The changes are a part of our succession planning process and will be effective on the date of our Annual Meeting of Shareholders on June 10, 2011;

•
The announcement of the sale of approximately 16 acres of land, together with air rights, to Rock Ohio Caesars Cleveland LLC (“Rock Ohio”), for development of a casino in downtown Cleveland. The land is adjacent to Forest City’s Tower City Center mixed-use complex. The total sale price was $85,000,000, of which $11,000,000 was paid in cash at closing on January 31, 2011, $33,900,000 was paid in February 2011, with the balance payable in installments in 2011 and 2012;

•
The signing of a lease agreement with Rock Ohio for space in the Higbee Building in downtown Cleveland. Rock Ohio will use the space for Phase I of its new Horseshoe Casino Cleveland. The five-year lease, which includes extension options, is for approximately 303,000 square feet of space on the concourse level and first, second and third floors of the building;

•
The sale of our 50% interest in Met Lofts, a 264 unit apartment community in Los Angeles, California, to our other 50% partner. The price reflects a total property value of $73,600,000 or approximately $280,000 per unit, and a cap rate of 4.5% based on 2010 net operating income for the property. The sale generated proceeds of approximately $13,200,000;

•
The sale of the Charleston Marriott in Charleston, West Virginia, for a sales price of $25,500,000. We will continue to own and operate the 897,000 square foot Charleston Town Center, a premier shopping and dining destination in the heart of downtown Charleston;

•
The grand opening of 8 Spruce Street (formerly Beekman), a mixed-use residential project in Manhattan, New York. The 76 story, 903 unit tower stands as the tallest luxury residential tower in New York; and

•	Addressing $296,677,000 of nonrecourse mortgage debt financings that would have matured during the year ended January 31, 2012, through closed transactions, commitments and/or automatic extensions.
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
Fiscal Year - The years 2010, 2009 and 2008 refer to the fiscal years ended January 31, 2011, 2010 and 2009, respectively.

Recognition of Revenue
Real Estate Sales – The specific timing of a sale is measured against various criteria in the accounting guidance on the sales of real estate related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the deposit, finance, installment or cost recovery methods, as appropriate.
Assuming no significant continuing involvement, all earnings of properties which have been sold or determined by management to be held for sale are reported as discontinued operations. We consider assets held for sale when the transaction has been approved by management and there are no significant contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing and, accordingly, the property is not identified as held for sale until the closing actually occurs. However, each potential sale is evaluated based on its separate facts and circumstances.
Leasing Operations – We enter into leases with tenants in our rental properties. The lease terms of tenants occupying space in the retail centers and office buildings generally range from 1 to 30 years, excluding leases with certain anchor tenants, which typically run longer. Minimum rents are recognized on a straight-line basis over the non-cancelable term of the related lease, which include the effects of rent steps and rent abatements under the leases. Overage rents are recognized only after the contingency has been removed (i.e., sales thresholds have been achieved). Recoveries from tenants for taxes, insurance and other commercial property operating expenses are recognized as revenues in the period the applicable costs are incurred.
Construction – Revenues and profit on long-term fixed-price contracts are recorded using the percentage-of-completion method. Revenues on reimbursable cost-plus fee contracts are recorded in the amount of the accrued reimbursable costs plus proportionate fees at the time the costs are incurred.
Military Housing Fee Revenues – Development fees related to military housing projects are earned based on a contractual percentage of the actual development costs incurred. Additional development incentive fees are recognized based upon successful completion of certain criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements.
Construction management fees are earned based on a contractual percentage of the actual construction costs incurred. Additional construction incentive fees are recognized based upon successful completion of certain criteria as set forth in the construction contracts.
Property management and asset management fees are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, that is generated by the military housing privatization projects as defined in the agreements. Additional property management incentive fees are recognized based upon successful completion of certain criteria as set forth in the property management agreements.
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
Major improvements and tenant improvements that are considered to be our assets are capitalized in real estate costs and expensed through depreciation charges. Tenant improvements that are considered lease inducements are capitalized into other assets and amortized as a reduction of rental revenues over the life of the tenant’s lease. Repairs, maintenance and minor improvements are expensed as incurred.

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
Allowance for Projects Under Development - We record an allowance for estimated development project write-offs for our projects under development. A specific project is written off when it is determined by management that it is probable the project will not be developed. The allowance, which is consistently applied, is adjusted on a quarterly basis based on our actual development project write-off history. The allowance balance was $22,786,000 and $23,786,000 at January 31, 2011 and 2010, respectively, and is included in accounts payable and accrued expenses.
Acquisition of Rental Properties - Upon acquisition of a rental property, we allocate the purchase price of the property to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental revenues (or rental expense for ground leases in which we are the lessee) over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental revenues (or rental expense for ground leases in which we are the lessee) over the remaining non-cancelable terms of the respective leases, including any fixed-rate renewal periods.
Intangible assets also include amounts representing the value of tenant relationships and in-place leases based on our evaluation of each tenant’s lease and our overall relationship with the respective tenant. We estimate the cost to execute leases with terms similar to in-place leases, including leasing commissions, legal expenses and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. Our estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by us in this analysis include an estimate of the carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. We also use the information obtained as a result of our pre-acquisition due diligence as part of our consideration of conditional asset retirement obligations, and when necessary, will record a conditional asset retirement obligation as part of our purchase price.
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
Allowance for Doubtful Accounts and Reserves on Notes Receivable - We record allowances against our rent receivables from commercial and residential tenants that we deem to be uncollectible. These allowances are based on management’s estimate of receivables that will not be realized from cash receipts in subsequent periods. We also maintain an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. The allowance against our straight-line rent receivable is based on our historical experience with early lease terminations as well as specific review of our significant tenants and tenants that are having known financial difficulties. There is a risk that our estimate of the expected activity of current tenants may not accurately reflect future events. If the estimate does not accurately reflect future tenant vacancies, the reserve for straight-line rent receivable may be over or understated by the actual tenant vacancies that occur. We estimate the allowance for notes receivable based on our assessment of expected future cash flows estimated to be paid to us. If our estimate of expected future cash flows does not accurately reflect actual events, our reserve on notes receivable may be over or understated by the actual cash flows that occur. Our allowance for doubtful accounts, which includes our straight-line allowance, was $31,192,000 and $33,825,000, at January 31, 2011 and 2010, respectively.
Historic and New Market Tax Credit Entities - We have certain investments in properties that have received, or we believe are entitled to receive, historic preservation tax credits on qualifying expenditures under Internal Revenue Code (“IRC”) section 47 and new market tax credits on qualifying investments in designated community development entities (“CDEs”) under IRC section 45D, as well as various state credit programs including participation in the New York State Brownfield Tax Credit Program which entitles the members to tax credits based on qualified expenditures at the time those qualified expenditures are placed in service. We typically enter into these investments with sophisticated financial investors. In exchange for the financial investors’ initial contribution into the investment, the financial investor is entitled to substantially all of the benefits derived from the tax credit, but generally has no material interest in the underlying economics of the property. Typically, these arrangements have put/call provisions (which range up to 7 years) whereby we may be obligated (or entitled) to repurchase the financial investors’ interest. We have consolidated each of these entities in our consolidated financial statements, and have reflected these investor contributions as accounts payable and accrued expenses.
We guarantee the financial investor that in the event of a subsequent recapture by a taxing authority due to our noncompliance with applicable tax credit guidelines we will indemnify the financial investor for any recaptured tax credits. We initially record a liability for the cash received from the financial investor. We generally record income upon completion and certification of the qualifying development expenditures for historic tax credits and upon certification of the qualifying investments in designated CDEs for new market tax credits resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 7 years. Income related to the sale of tax credits of $31,979,000, $32,698,000 and $11,168,000 was recognized during the years ended January 31, 2011, 2010 and 2009, respectively, which was recorded in interest and other income.
Impairment of Real Estate - We review our real estate portfolio, including land held for development or sale, for impairment whenever events or changes indicate that our carrying value of the long-lived assets may not be recoverable. Impairment indicators include, but are not limited to, significant decreases in property net operating income, significant decreases in occupancy rates, the physical condition of the property and general economic conditions. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In addition, the undiscounted cash flows may consider a probability-weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated at the balance sheet date. Significant estimates are made in the determination of future undiscounted cash flows including historical and budgeted net operating income, estimated holding periods, risk of foreclosure and estimated cash proceeds received upon disposition of the asset. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property. Determining fair value of real estate, if required, also involves significant judgments and estimates. Changes to these estimates made by management could affect whether or not an impairment charge would be required and/or the amount of impairment charges recognized.
Impairment of Unconsolidated Entities - We review our portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate that our carrying value in the investments may be in excess of fair value. A loss in value of an equity method investment which is other-than-temporary is recognized as an impairment of unconsolidated entities. This determination is based upon the length of time elapsed, severity of decline and other relevant facts and circumstances. Determining fair value of a real estate investment and whether or not a loss is other-than-temporary involves significant judgments and estimates. Changes to these estimates made by management could affect whether or not an impairment charge would be required and/or the amount of impairment charges recognized (see the “Impairment of Unconsolidated Entities” section of the MD&A).
Variable Interest Entities – The accounting guidance for consolidation of VIEs requires an ongoing reassessment of determining whether a variable interest gives a company a controlling financial interest in a VIE. The guidance eliminates the quantitative approach to evaluating VIEs for consolidation. We assess whether or not we have the (a) power to direct the activities that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We also perform continuous reassessments of our primary beneficiary status rather than event-driven assessments.
Our VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, land development and The Nets. As of January 31, 2011, we determined that we were the primary beneficiary of 34 VIEs representing 23 properties (18 VIEs representing 9 properties in the Residential Group, 14 VIEs representing 12 properties in the Commercial Group and 2 VIEs/properties in the Land Development Group). The creditors of the consolidated VIEs do not have recourse to our general credit. As of January 31, 2011, we held variable interests in 61 VIEs for which we are not the primary beneficiary. The maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our investments in those VIEs totaling approximately $96,000,000 at January 31, 2011.

In addition to the VIEs described above, we have also determined that we are the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 as of January 31, 2011 (see the “Senior and Subordinated Debt” section of the MD&A).
Results of Operations
Net Earnings (Loss) Attributable to Forest City Enterprises, Inc. – Net earnings attributable to Forest City Enterprises, Inc. for the year ended January 31, 2011 was $58,660,000 versus a net loss of $(30,651,000) for the year ended January 31, 2010. Although we have substantial recurring revenue sources from our properties, we also enter into significant transactions, which could create substantial variances in net earnings (loss) between periods. This variance to the prior year is primarily attributable to the following increases, which are net of tax and noncontrolling interest:
•
$107,859,000 ($176,192,000, pre-tax) related to the 2010 gain on disposition of partial interest in seven mixed-use University Park life science properties in Cambridge, Massachusetts, related to the formation of a new joint venture with an outside partner;

•
$24,496,000 ($41,372,000, pre-tax) related to the overall increased net gains on disposition included in discontinued operations in 2010 as compared to 2009. The dispositions in 2010 include Simi Valley Town Center, a regional mall in Simi Valley, California, Saddle Rock Village, a specialty retail center in Aurora, Colorado, 101 San Fernando, an apartment community in San Jose, California, and an investment in a triple net lease property located in Pueblo, Colorado. The dispositions in 2009 include Grand Avenue, a specialty retail center in Queens, New York and a deferred gain related to the sale of our Lumber Group strategic business unit;

•	$19,245,000 ($31,437,000, pre-tax) related to the 2010 gain on disposition of partial interest in The Nets;

•	$19,080,000 ($31,414,000, pre-tax) related to a 2010 decrease in allocated losses from our equity investment in The Nets (see “The Nets” section of the MD&A);

•
$17,731,000 ($29,342,000, pre-tax) related to the 2010 gain on disposition of partial interest in The Grand, Lenox Club and Lenox Park, apartment communities in North Bethesda, Maryland, Arlington, Virginia and Silver Spring, Maryland, respectively, related to the formation of a new joint venture with an outside partner;

•	$10,088,000 ($16,479,000, pre-tax, which includes $2,741,000 for unconsolidated entities) of decreased write-offs of abandoned development projects in 2010 compared to 2009;

•	$2,448,000 ($3,998,000, pre-tax) related to the 2009 participation payment on the refinancing of 45/75 Sidney, office buildings in Cambridge, Massachusetts, that did not recur; and

•	$2,078,000 ($3,395,000, pre-tax) of decreased company-wide severance and outplacement costs in 2010 compared to 2009.
These increases were partially offset by the following decreases, net of tax and noncontrolling interests:
•	$51,840,000 ($84,682,000, pre-tax) related to the 2010 increase in impairment charges of consolidated (including discontinued properties) and unconsolidated entities;

•
$19,797,000 ($32,339,000, pre-tax, which includes $2,016,000 for unconsolidated entities) primarily related to decreased gains on early extinguishment of debt in 2010 when compared to 2009 (see the “Gain on Early Extinguishment of Debt” section of the MD&A);

•
$14,384,000 ($23,496,000, pre-tax) related to the 2010 loss on early extinguishment of debt on the exchange of a portion of our Convertible Senior Notes due 2016 for Class A common stock offset by the 2010 gain on early extinguishment of debt on the exchange of a portion of our Senior Notes due 2011, 2015 and 2017 for a new issue of Series A preferred stock and purchase of a portion of our Senior Notes due 2011 and 2017;

•
$16,100,000 ($26,300,000, pre-tax) related to the overall decreased net gains on disposition of unconsolidated investments in 2010 as compared to 2009. The dispositions in 2010 primarily include Millender Center, a mixed-use property in Detroit, Michigan, and Woodbridge Crossing, a specialty retail center in Woodbridge, New Jersey. The dispositions in 2009 include Classic Residence by Hyatt properties, supported-living apartments in Teaneck, New Jersey, Chevy Chase, Maryland and Yonkers, New York, Clarkwood and Granada Gardens, apartment communities in Warrensville Heights, Ohio, and Boulevard Towers, an apartment community in Amherst, New York;

•
$6,406,000 ($9,131,000, pre-tax) primarily related to military housing fee income from the management and development of military housing units in Hawaii, Illinois, Washington and Colorado in 2010 compared to 2009;

•
$4,716,000 ($7,703,000, pre-tax, which includes $2,523,000 for unconsolidated entities) related to a 2009 reinstatement by the United States Department of Housing and Urban Development (“HUD”) of certain replacement reserves previously written off at four of our residential properties located in Michigan that did not recur;

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
Net loss attributable to Forest City Enterprises, Inc. for the year ended January 31, 2010 was $30,651,000 versus $113,247,000 for the year ended January 31, 2009. The variance to the prior year is primarily attributable to the following increases, which are net of tax and noncontrolling interest:
•	$30,462,000 ($49,761,000, pre-tax) related to the 2009 gains on disposition of our unconsolidated investments in Classic Residence by Hyatt properties, Clarkwood, Granada Gardens and Boulevard Towers;

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

•
$6,732,000 ($10,996,000, pre-tax, which includes $770,000 for unconsolidated entities) related to a 2009 reinstatement by HUD of certain replacement reserves previously written off at four of our residential properties located in Michigan;

•	$2,784,000 ($4,548,000, pre-tax) related to the 2009 gain on disposition of Grand Avenue;

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

•	$1,467,000 ($2,396,000, pre-tax) related to the 2009 net gain on an industrial land sale at Mesa del Sol; and

•	$1,293,000 ($2,500,000, pre-tax) related to a decrease in allocated losses from our equity investment in The Nets (see “The Nets” section of the MD&A).

These increases were partially offset by the following decreases, net of tax and noncontrolling interests:
•	$30,677,000 ($50,110,000, pre-tax) related to the 2009 increase in impairment charges of consolidated (including discontinued properties) and unconsolidated entities;

•	$6,717,000 ($9,426,000, pre-tax) primarily related to military housing fee income from the management and development of units in Hawaii, Illinois, Washington and Colorado in 2009 compared to 2008;

•
$8,159,000 ($13,297,000, pre-tax) related to the 2008 gains on disposition of two supported-living apartment communities, Sterling Glen of Lynbrook, in Lynbrook, New York and Sterling Glen of Rye Brook, in Rye Brook, New York;

•	$2,448,000 ($3,998,000, pre-tax) related to the 2009 participation payment on the refinancing of 45/75 Sidney;

•	$2,417,000 ($3,978,000, pre-tax) related to the 2008 lease termination fee income at an office building in Cleveland, Ohio that did not recur; and

•	$2,035,000 ($3,350,000, pre-tax) related to the 2008 gain on the sale of an ownership interest in a parking management company.

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, operating expenses, interest expense, equity in earnings (loss) of unconsolidated entities and impairment of unconsolidated entities by segment. See discussion of these amounts by segment in the narratives following the tables.

	Years Ended January 31,
	2011	2010	2009
	(in thousands)
Revenues from Real Estate Operations
Commercial Group	$909,303	$927,601	$908,756
Commercial Group Land Sales	24,742	27,068	35,437
Residential Group	211,485	257,077	273,561
Land Development Group	32,131	20,267	33,848
The Nets	-	-	-
Corporate Activities	-	-	-

Total Revenues from Real Estate Operations	$1,177,661	$1,232,013	$1,251,602

Operating Expenses
Commercial Group	$443,837	$451,281	$480,759
Cost of Commercial Group Land Sales	19,970	21,609	15,699
Residential Group	136,296	158,686	173,737
Land Development Group	38,650	33,119	52,878
The Nets	-	-	-
Corporate Activities	47,030	39,857	44,097

Total Operating Expenses	$685,783	$704,552	$767,170

Interest Expense
Commercial Group	$227,216	$232,631	$247,441
Residential Group	21,233	27,515	35,910
Land Development Group	3,007	2,109	(98)
The Nets	-	-	-
Corporate Activities	63,884	80,891	73,250

Total Interest Expense	$315,340	$343,146	$356,503

Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$15,007	$6,657	$6,896
Gain on disposition of Woodbridge Crossing	6,443	-	-
Gain on disposition of Coachella Plaza	104	-	-
Gain on disposition of Southgate Mall	64	-	-
Gain on disposition of El Centro Mall	48	-	-
Loss on disposition of Metreon	(1,046)	-	-
Gain on disposition of One International Place	-	-	881
Gain on disposition of Emery-Richmond	-	-	200
Residential Group	19,567	2,969	9,193
Gain on disposition of Millender Center	15,633	-	-
Gain on disposition of Pebblecreek	2,215	-	-
Gain on disposition of Classic Residence by Hyatt properties	-	31,703	-
Gain on disposition of Clarkwood	-	6,983	-
Gain on disposition of Granada Gardens	-	6,577	-
Gain on disposition of Boulevard Towers	-	4,498	-
Land Development Group	2,548	5,405	9,519
The Nets	(18,318)	(43,489)	(40,989)
Corporate Activities	-	-	-

Total Equity in Earnings (Loss) of Unconsolidated Entities	$42,265	$21,303	$(14,300)

Impairment of Unconsolidated Entities
Commercial Group	$49,889	$10,521	$9,193
Residential Group	-	24,303	9,443
Land Development Group	22,570	1,532	2,649
The Nets	-	-	-
Corporate Activities	-	-	-

Total Impairment of Unconsolidated Entities	$72,459	$36,356	$21,285

Commercial Group
Revenues from Real Estate Operations – Revenues from real estate operations for the Commercial Group, including the group’s land sales, decreased by $20,624,000, or 2.2%, for the year ended January 31, 2011 compared to the same period in the prior year. The variance is primarily attributable to the following decreases:
•
$62,754,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner in seven mixed-use University Park life science properties in Cambridge, Massachusetts; and

•
$2,326,000 related to decreases in commercial outlot land sales primarily at Salt Lake City in Utah, Victoria Gardens in Rancho Cucamonga, California, Westchester’s Ridge Hill in Yonkers, New York and Short Pump Town Center in Richmond, Virginia, which were partially offset by increases at South Bay Southern Center in Redondo Beach, California and Orchard Town Center in Westminster, Colorado.

These decreases were partially offset by the following increases:
•	$25,233,000 related to new property openings as noted in the table below;
•
$13,221,000 related to increased revenues earned on a construction contract with the New York City School Construction Authority for the construction of a school on the lower floors at 8 Spruce Street (formerly Beekman), a mixed-use residential project under construction in Manhattan, New York. This represents a reimbursement of costs that is included in operating expenses discussed below;

•	$5,818,000 related to increased occupancy at Illinois Science and Technology Park in Skokie, Illinois and Higbee Building in Cleveland, Ohio; and
•	$3,910,000 related to development fee income at Las Vegas City Hall, a fee-based project in Nevada.
The balance of the remaining decrease of $3,726,000 was generally due to miscellaneous fluctuations.
Revenues from real estate operations for the Commercial Group, including the group’s land sales, increased by $10,476,000, or 1.1%, for the year ended January 31, 2010 compared to the same period in the prior year. The variance to the prior year is primarily attributable to the following increases:
•	$21,831,000 related to new property openings as noted in the table below; and
•
$2,829,000 related to increased revenues earned on a construction contract with the New York City School Construction Authority for the construction of a school at 8 Spruce Street (formerly Beekman). This represents a reimbursement of costs that is included in operating expenses discussed below.

These increases were partially offset by the following decreases:
•
$8,369,000 related to decreases in commercial outlot land sales primarily at South Bay Southern Center, Short Pump Town Center, Promenade Bolingbrook in Bolingbrook, Illinois, White Oak Village in Richmond, Virginia and Orchard Town Center, which were partially offset by increases in commercial outlot land sales at Salt Lake City and Victoria Gardens; and

•	$3,978,000 related to lease termination fee income in 2008 at an office building in Cleveland, Ohio that did not recur.
The balance of the remaining decrease of $1,837,000 was generally due to downward pressures on retail occupancies and rental rates.
Operating and Interest Expenses – Operating expenses decreased $9,083,000, or 1.9%, for the year ended January 31, 2011 compared to the same period in the prior year. The variance is primarily attributable to the following decreases:
•	$23,436,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner in University Park;
•	$10,775,000 related to decreased write-offs of abandoned development projects in 2010 compared to 2009; and
•
$1,639,000 related to decreases in commercial outlot land sales primarily at Salt Lake City, Victoria Gardens, Westchester’s Ridge Hill and Short Pump Town Center, which were partially offset by increases at South Bay Southern Center and Orchard Town Center.

These decreases were partially offset by the following increases:
•
$13,221,000 related to construction of a school at 8 Spruce Street (formerly Beekman). These costs are reimbursed by the New York City School Construction Authority which are included in revenues from real estate operations discussed above;

•
$8,302,000 related to the change from equity method of accounting to full consolidation method for the Barclays Center arena upon the adoption of new accounting guidance for consolidation of VIEs. These costs represent non-capitalizable expenses, primarily marketing costs, related to the Barclays Center arena;

•	$6,360,000 related to new property openings as noted in the table below;
•	$2,171,000 related to increased occupancy at Higbee Building and Illinois Science and Technology Park; and
•	$1,575,000 related to development expenses at Las Vegas City Hall.
The balance of the remaining decrease of $4,862,000 was generally due to miscellaneous fluctuations.
Operating expenses decreased $23,568,000, or 4.7%, for the year ended January 31, 2010 compared to the same period in the prior year. The variance to the prior year is primarily attributable to the following decreases:
•
$27,530,000 related to decreased write-offs of abandoned development projects in 2009 compared to 2008, which was primarily due to the 2008 write-off at Summit at Lehigh Valley, a commercial development project with a housing component in Allentown, Pennsylvania; and

•	$1,759,000 related to the 2008 participation payment on the refinancing at Jackson Building, an office building in Cambridge, Massachusetts that did not recur.
These decreases were partially offset by the following increases:
•	$7,265,000 related to new property openings as noted in the table below;
•
$5,910,000 related to increases in commercial outlot land sales primarily at Salt Lake City and Victoria Gardens, which were partially offset by decreases in commercial outlot land sales at Short Pump Town Center, Promenade Bolingbrook, White Oak Village and Orchard Town Center;

•	$3,998,000 related to the 2009 participation payment on the refinancing of 45/75 Sidney Street, an office building in Cambridge, Massachusetts; and
•
$2,829,000 related to construction of a school at 8 Spruce Street (formerly Beekman). These costs are reimbursed by the New York City School Construction Authority and are included in revenues from real estate operations discussed above.

The balance of the remaining decrease of $14,281,000 was generally due to cost reduction activities within the Commercial Group relating to direct property expenses and general operating activities.
Interest expense for the Commercial Group decreased by $5,415,000, or 2.3%, for the year ended January 31, 2011 compared to the same period in the prior year. This decrease is primarily attributable to a decrease of $19,028,000 related to the change from full consolidation method to equity method upon the formation of a new joint venture with an outside partner in University Park. This decrease was primarily offset by increases of $7,410,000 attributable to the openings of the properties in the table below, $4,470,000 in mortgage interest expense at Johns Hopkins - 855 North Wolfe Street in East Baltimore, Maryland related to the terms of a renegotiated forward interest rate swap and $2,223,000 related to mark-to-market adjustments on non-designated interest rate swaps. Interest expense decreased by $14,810,000, or 6.0%, for the year ended January 31, 2010 compared to the same period in the prior year. $19,325,000 of this decrease represents the change in fair value of a forward swap related to an unconsolidated property that is marked to market through interest expense. The remaining increase is primarily attributable to the openings of the properties listed in the table below.

The following table presents the increases in revenues and operating expenses incurred by the Commercial Group for newly-opened properties for the year ended January 31, 2011 compared to the same period in the prior year:

				Year Ended January 31,
				2011 vs. 2010
				Revenues
				from
		Quarter/Year	Square	Real Estate	Operating
Property	Location	Opened	Feet	Operations	Expenses

				(in thousands)
Office Building:
Waterfront Station – East 4th and West 4th Buildings	Washington, D.C.	Q1-2010	631,000	$22,976	$6,008

Retail Centers:
Promenade at Temecula Expansion	Temecula, California	Q1-2009	127,000	2,257	352

Total				$25,233	$6,360

The following table presents the increases in revenues and operating expenses incurred by the Commercial Group for newly-opened/acquired properties for the year ended January 31, 2010 compared to the same period in the prior year:

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

Comparable occupancy for the Commercial Group is 91.2% and 88.4% for retail and office, respectively, as of January 31, 2011 compared to 90.1% and 90.0%, respectively, as of January 31, 2010. Retail and office occupancy as of January 31, 2011 and 2010 is based on square feet leased at the end of the fiscal quarter. Comparable occupancy relates to properties opened and operated in both the years ended January 31, 2011 and 2010. Average occupancy for hotels for the year ended January 31, 2011 is 69.0% compared to 69.1% for the year ended January 31, 2010.
As of January 31, 2011, the average base rent per square feet expiring for retail and office leases is $27.79 and $31.11, respectively, compared to $26.41 and $30.93, respectively, as of January 31, 2010. Square feet of expiring leases and average base rent per square feet are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases. The average daily rate (“ADR”) for our hotel portfolio is $140.03 and $140.01 for the years ended January 31, 2011 and 2010, respectively. ADR is an operating statistic and is calculated by dividing revenue by the number of rooms sold for all hotels that were open and operating for both the years ended January 31, 2011 and 2010.
We continuously monitor retail and office leases expiring in the short to mid-term. Management’s plan to obtain lease renewals for expiring retail and office leases includes signing of lease extensions, if available and active marketing for available or soon to be available space to new or existing tenants in the normal course of business.
We continuously look to improve average base rent for our retail and office portfolios. However, we evaluate each leasing opportunity separately, including consideration of potential tenants’ credit, and make leasing decisions in an effort to balance preserving occupancy, maintaining rental income and maximizing sales potential in retail properties. We expect the average base rent per square foot to be at or above the levels expiring during the year ended January 31, 2012, based on the recent improvement in performance indicators in the retail and office markets.

Residential Group
Revenues from Real Estate Operations – Included in revenues from real estate operations is fee income related to the development and construction management related to our military housing projects. Military housing fee income and related operating expenses may vary significantly from period to period based on the timing of development and construction activity at each applicable project. Revenues from real estate operations for the Residential Group decreased by $45,592,000, or 17.7%, during the year ended January 31, 2011 compared to the prior year. The variance is primarily attributable to the following decreases:
•
$27,628,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner for The Grand, Lenox Park and Lenox Club;

•	$14,000,000 related to the land sale and related development opportunity in Mamaroneck, New York in the prior year;
•
$13,746,000 related to the change from full consolidation method of accounting to equity method upon the adoption of accounting guidance for consolidation of VIEs for Plymouth Square, Cambridge Towers and Village Center in Detroit, Michigan, Autumn Ridge in Sterling Heights, Michigan, Coraopolis Towers in Coraopolis, Pennsylvania, Grove in Ontario, California and Donora Towers in Donora, Pennsylvania;

•
$11,881,000 related to military housing fee income from the management and development of military housing units located primarily on the islands of Oahu and Kauai, Hawaii, Chicago, Illinois, Seattle, Washington, and Colorado Springs, Colorado (see the “Military Housing Fee Revenues” section below for further detail); and

•	$4,642,000 related to insurance premiums earned from an owner’s controlled insurance program.
This decrease was partially offset by the following increases:
•	$12,683,000 primarily related to new property openings and acquired properties as noted in the table below; and
•	$6,770,000 related to third-party management fees and other fee income.
The balance of the remaining increase of $6,852,000 was generally due to miscellaneous fluctuations as a result of improving operating fundamentals such as occupancy rates and net rental income.
Revenues from real estate operations for the Residential Group decreased by $16,484,000, or 6.0%, during the year ended January 31, 2010 compared to the prior year. The variance is primarily attributable to the following decrease:
•
$50,668,000 related to military housing fee income from the management and development of military housing units located primarily on the islands of Oahu and Kauai, Hawaii, Chicago, Illinois, Seattle, Washington, and Colorado Springs, Colorado (see the “Military Housing Fee Revenues” section below for further details).

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
The balance of the remaining increase of $1,747,000 was primarily due to third-party management fees and other miscellaneous fluctuations.
Operating and Interest Expenses – Operating expenses for the Residential Group decreased by $22,390,000, or 14.1%, during the year ended January 31, 2011 compared to the prior year. This variance is primarily attributable to the following decreases:
•	$14,000,000 related to the cost of the land sale and related development opportunity in Mamaroneck, New York in the prior year;
•
$11,783,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner for The Grand, Lenox Park and Lenox Club;

•	$7,381,000 related to decreased write-offs of abandoned development projects in 2010 as compared to 2009;

•
$6,725,000 related to the change from full consolidation method of accounting to equity method upon the adoption of accounting guidance for consolidation of VIEs for Plymouth Square, Cambridge Towers, Village Center, Autumn Ridge, Coraopolis Towers, Grove and Donora Towers;

•	$4,283,000 related to insurance expenses associated with an owner’s controlled insurance program; and
•	$4,131,000 related to management expenditures associated with military housing fee revenues.
These decreases were partially offset by the following increases:
•	$10,226,000 related to a 2009 reinstatement by HUD of certain replacement reserves previously written off at three of our residential properties located in Michigan, that did not recur;
•	$5,420,000 related to new property openings and acquired properties as noted in the table below; and
•	$2,156,000 related to expenditures associated with third-party management fee arrangements.
The balance of the remaining increase of $8,111,000 was generally due to miscellaneous fluctuations.
Operating expenses for the Residential Group decreased by $15,051,000, or 8.7%, during the year ended January 31, 2010 compared to the prior year. This variance is primarily attributable to the following decreases:
•	$35,357,000 related to management expenditures associated with military housing fee revenues; and
•	$10,226,000 related to a reinstatement by HUD of certain replacement reserves previously written off at three of our residential properties located in Michigan.
These decreases were partially offset by the following increases:
•	$14,000,000 related to the cost of the land sale and related development opportunity in Mamaroneck, New York;
•	$9,404,000 related to the assignment of the net lease arrangement with Forest Trace;
•	$3,998,000 related to insurance expenses associated with an owner’s controlled insurance program;
•	$3,988,000 related to new property openings and acquired properties as noted in the table below; and
•	$1,530,000 related to increased write-offs of abandoned development projects in 2009 as compared to 2008.
The balance of the remaining decrease of $2,388,000 was generally due to cost reduction activities within the Residential Group relating to direct property expenses and general operating activities.
Interest expense for the Residential Group decreased by $6,282,000 or 22.8% during the year ended January 31, 2011 compared to the same period in the prior year. This decrease is primarily attributable to the deconsolidation of properties as a result of adopting new accounting guidance on the consolidation of VIEs, the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner for The Grand, Lenox Park and Lenox Club and mark-to-market adjustments on non-designated interest rate swaps partially offset by openings and acquisitions of new properties.
Interest expense for the Residential Group decreased by $8,395,000, or 23.4%, during the year ended January 31, 2010 compared to the same period in the prior year primarily as a result of decreased variable interest rates partially offset by increases related to the opening and acquisitions of new properties.

The following table presents the increases in revenues and operating expenses incurred by the Residential Group for newly-opened/acquired properties for the year ended January 31, 2011 compared to the same period in the prior year:

				Year Ended January 31,
				2011 vs. 2010
				Revenues
				from
		Quarter/Year		Real Estate	Operating
Property	Location	Opened	Units	Operations	Expenses

				(in thousands)

Presidio Landmark	San Francisco, California	Q3-2010	161	$117	$1,579
DKLB BKLN (formerly 80 DeKalb)	Brooklyn, New York	Q4-2009 (1)	365	7,069	2,015
North Church Towers	Parma Heights, Ohio	Q3-2009 (2)	399	1,787	1,393
Hamel Mill Lofts	Haverhill, Massachusetts	Q4-2008 (1)	305	2,067	983
Mercantile Place on Main	Dallas, Texas	Q1-2008/Q4-2008 (1)	366	1,643	(550)

Total				$12,683	$5,420

(1)	Property to open in phases.
(2)	Acquired property.
The following table presents the increases in revenues and operating expenses incurred by the Residential Group for newly-opened/acquired properties for the year ended January 31, 2010 compared to the same period in the prior year:

				Year Ended January 31,
				2010 vs. 2009
				Revenues
				from
		Quarter/Year		Real Estate	Operating
Property	Location	Opened	Units	Operations	Expenses

				(in thousands)

DKLB BKLN (formerly 80 DeKalb)	Brooklyn, New York	Q4-2009 (1)	365	$61	$1,251
North Church Towers	Parma Heights, Ohio	Q3-2009 (2)	399	942	604
Hamel Mill Lofts	Haverhill, Massachusetts	Q4-2008 (1)	305	765	1,303
Lucky Strike	Richmond, Virginia	Q1-2008	131	918	226
Mercantile Place on Main	Dallas, Texas	Q1-2008/Q4-2008 (1)	366	2,852	604

Total				$5,538	$3,988

(1)	Property to open in phases.
(2)	Acquired property.
Comparable average occupancy for the Residential Group is 94.7% and 92.1% for the years ended January 31, 2011 and 2010, respectively. Average residential occupancy for the years ended January 31, 2011 and 2010 is calculated by dividing gross potential rent less vacancy by gross potential rent. Comparable average occupancy relates to properties opened and operated in both the years ended January 31, 2011 and 2010.
Comparable net rental income (“NRI”) for our Residential Group was 91.6% and 89.7% for the years ended January 31, 2011 and 2010, respectively. NRI is an operating statistic that represents the percentage of potential rent received after deducting vacancy and rent concessions from gross potential rent.
Military Housing Fee Revenues – Development fees related to military housing projects are earned based on a contractual percentage of the actual development costs incurred. Additional development incentive fees are recognized based upon successful completion of certain criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements. Development and development incentive fees of $5,861,000, $14,030,000 and $62,180,000 were recognized during the years ended January 31, 2011, 2010 and 2009, respectively, which were recorded in revenues from real estate operations.
Construction management fees are earned based on a contractual percentage of the actual construction costs incurred. Additional construction incentive fees are recognized based upon successful completion of certain criteria as set forth in the construction contracts. Construction and incentive fees of $5,618,000, $9,857,000 and $13,505,000 were recognized during the years ended January 31, 2011, 2010 and 2009, respectively, which were recorded in revenues from real estate operations.

Property management and asset management fees are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, that is generated by the military housing privatization projects as defined in the agreements. Additional property management incentive fees are recognized based upon successful completion of certain criteria as set forth in the property management agreements. Property management, management incentive and asset management fees of $15,975,000, $15,448,000 and $14,318,000 were recognized during the years ended January 31, 2011, 2010 and 2009, respectively, which were recorded in revenues from real estate operations.
Land Development Group
Revenues from Real Estate Operations – Land sales and the related gross margins vary from period to period depending on the timing of sales and general market conditions relating to the disposition of significant land holdings. Although improved over the same period in the prior year, our land sales continue to be impacted by decreased demand from home buyers in certain core markets for the land business, reflecting conditions throughout the housing industry. Revenues from real estate operations for the Land Development Group increased by $11,864,000 for the year ended January 31, 2011 compared to the same period in the prior year. This variance is primarily attributable to the following increases:
•	$9,502,000 related to higher land sales at Stapleton in Denver, Colorado;
•
$4,560,000 related to higher land sales at Tangerine Crossing in Tucson, Arizona, Mill Creek in York County, South Carolina, Legacy Lakes in Aberdeen, North Carolina, Waterbury in North Ridgeville, Ohio and a land development project in Eaton Township, Ohio; and

•	$803,000 primarily related to a combination of smaller increases in land sales at other land development projects.
These increases were partially offset by the following decreases:
•	$2,327,000 related to lower unit sales at Rockport Square in Lakewood, Ohio and lower land sales at Creekstone in Copley, Ohio; and
•	$674,000 primarily related to a combination of smaller decreases in land sales at other land development projects.
Revenues from real estate operations for the Land Development Group decreased by $13,581,000 for the year ended January 31, 2010 compared to the prior year. This variance is primarily attributable to the following decreases:
•
$6,556,000 related to lower land sales at Prosper in Prosper, Texas, Tangerine Crossing and Legacy Lakes, combined with several smaller decreases in land/unit sales at other land development properties;

•	$6,051,000 related to lower land sales at Summers Walk in Davidson, North Carolina; and
•	$3,935,000 primarily related to reduced fee income and profit participation due to lower home sales at Stapleton.
These decreases were partially offset by the following increase:
•	$2,961,000 related to higher land sales primarily at Gladden Farms in Marana, Arizona and Creekstone, combined with several smaller increases in land sales at other land development projects.
Operating and Interest Expenses – Operating expenses increased by $5,531,000 for the year ended January 31, 2011 compared to the same period in the prior year. This variance is primarily attributable to the following increases:
•	$8,727,000 primarily related to higher land sales at Stapleton;
•	$4,706,000 primarily related to higher land sales at Tangerine Crossing, Mill Creek, Legacy Lakes, Waterbury and a land development project in Eaton Township, Ohio; and
•	$915,000 primarily related to a combination of several smaller expense increases due to increases in land sales at other land development projects.
These increases were partially offset by the following decreases:
•	$2,735,000 primarily related to lower unit sales at Rockport Square and lower land sales at Creekstone;
•	$2,500,000 nonrecurring legal settlement in 2009 related to a former joint venture; and

•	$3,582,000 primarily related to a combination of several smaller expense decreases due to decreases in land sales at other land development projects.
Operating expenses decreased by $19,759,000 for the year ended January 31, 2010 compared to the same period in the prior year. This variance is primarily attributable to the following decreases:
•
$17,568,000 at Stapleton primarily related to the $13,816,000 reduction in fair value of the DURA purchase obligation and fee, that resulted from the Lehman Brothers, Inc. bankruptcy in 2008 (see the “Other Financing Arrangements” section of the MD&A) along with reduced payroll costs and specific cost reduction activities;

•
$5,944,000 primarily related to lower land sales at Prosper, Tangerine Crossing and Legacy Lakes, combined with several smaller decreases in land sales at other land development projects along with reduced payroll costs and specific cost reduction activities; and

•	$3,862,000 related to lower land sales at Summers Walk.
These decreases were partially offset by the following increases:
•	$5,115,000 primarily related to higher land sales at Gladden Farms and Creekstone, combined with several smaller increases in land sales at other land development projects; and
•	$2,500,000 nonrecurring legal settlement in 2009 related to a former joint venture.
Interest expense increased by $898,000 for the year ended January 31, 2011 and $2,207,000 during the year ended January 31, 2010 compared to the same periods in the prior years. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group and interest rates.
The Nets
Our ownership of The Nets is through Nets Sports and Entertainment LLC (“NS&E”). NS&E also owns Brooklyn Arena, LLC (“Arena”), an entity that through its subsidiaries is overseeing the construction of and has a long-term lease in the Barclays Center arena, the future home of The Nets. Upon adoption of new accounting guidance for the consolidation of VIEs on February 1, 2010, NS&E was converted from an equity method entity to a consolidated entity. As of January 31, 2011, NS&E consolidates Arena and accounts for its investment in The Nets on the equity method of accounting. As a result of us consolidating NS&E, we record the entire net loss of The Nets allocated to NS&E in equity in loss of unconsolidated entities and allocate the other NS&E minority partners’ share of its loss through noncontrolling interests in our Statements of Operations for the year ended January 31, 2011. Prior to the adoption of the new consolidation accounting guidance, we recorded only our share of the loss for The Nets through equity in loss of unconsolidated entities.
On May 12, 2010, we closed on a purchase agreement with entities controlled by Mikhail Prokhorov (“MP Entities”). Pursuant to the terms of the purchase agreement, the MP Entities invested $223,000,000 and made certain funding commitments (“Funding Commitments”) to acquire 80% of The Nets, 45% of Arena and the right to purchase up to 20% of Atlantic Yards Development Company, LLC, which will develop non-arena real estate. In accordance with the Funding Commitments, the MP Entities agreed to fund The Nets operating needs up to $60,000,000 including reimbursements to us for loans made to cover The Nets operating needs from March 1, 2010 to May 12, 2010 totaling $15,000,000. Of this total reimbursement, $9,237,000 represented operating losses incurred during the period from March 1, 2010 to May 12, 2010, which was recognized in our gain on the sale of The Nets (see the “Net Gain on Disposition of Partial Interests in Rental Properties and Other Investment” section of the MD&A). Once the $60,000,000 is expended, which is anticipated to occur prior to the start of the 2011-2012 NBA basketball season, NS&E is required to fund 100% of the operating needs, as defined, until the Barclays Center arena is complete and open. Thereafter, members’ capital contributions will be made in accordance with the operating agreements. Since May 12, 2010, The Nets’ losses have been allocated to the majority owner since losses are allocated based on an analysis of the respective members’ claim on the net book equity assuming a liquidation at book value.
The amount of equity in loss, net of noncontrolling interests, was $12,075,000, $43,489,000 and $40,989,000 for the years ended January 31, 2011, 2010 and 2009, respectively, representing a decrease in our allocated losses of $31,414,000 and an increase in our allocated losses of $2,500,000 compared to the respective prior year. The decrease in 2010 compared to 2009 is primarily due to the allocation of losses to the MP Entities, since May 12, 2010, as discussed above.
For the years ended January 31, 2011, 2010 and 2009, we recognized approximately 25%, 68% and 54% of the net loss of The Nets, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of The Nets. Our percentage of the allocated losses for the year ended January 31, 2011 was lower than the prior year primarily due to the allocation of losses to the MP Entities, as discussed above.

Corporate Activities
Operating and Interest Expenses – Operating expenses for Corporate Activities increased $7,173,000 for the year ended January 31, 2011 compared to the prior year. The increase was primarily related to increased payroll and related benefits including stock-based compensation of $2,038,000, an increase in a nonrecurring expense of $4,000,000 related to a liability claim that we may be able to recoup in the future, an increase in professional fees of $2,823,000 associated with strategic planning and process improvement initiatives offset by a decrease to company-wide severance and outplacement expenses of $3,395,000.
Operating expenses decreased by $4,240,000 for the year ended January 31, 2010 compared to the prior year. The decrease was primarily related to a decrease in charitable contributions of $1,976,000 and other general corporate expenses.
Interest expense decreased by $17,007,000 for the year ended January 31, 2011 compared to the prior year, as a result of the retirement of the $178,749,000 of Senior Notes in exchange for a new issuance of Series A preferred stock on March 9, 2010 (see the “Senior Notes and Subordinated Debt” section of the MD&A) and decreased interest expense on corporate interest rate swaps due to a reduction in the strike rate of the active swaps compared to the London Interbank Offered Rate (“LIBOR”) rate which stayed at historically low levels throughout 2010.
Interest expense increased by $7,641,000 for the year ended January 31, 2010 compared to the prior year, as a result of increased interest expense on corporate interest rate swaps due to a reduction in the LIBOR rate, additional interest expense on senior notes issued during the year ended January 31, 2010, and the bank revolving credit facility due to increased borrowings.
Other Activity
The following items are discussed on a consolidated basis.
Interest and Other Income
For the years ended January 31, 2011, 2010 and 2009, we recorded interest and other income of $52,826,000, $53,999,000 and $42,423,000, respectively. The decrease of $1,173,000 for the year ended January 31, 2011 compared to the prior year is primarily due to a gain recognized in 2009 of $3,599,000 related to insurance proceeds received due to fire damage at an apartment building in excess of the net book value of the damaged asset and a decrease of $719,000 related to the income recognition on the sale of state and federal Historic Preservation Tax Credits, Brownfield Tax Credits and New Market Tax Credits. These decreases were partially offset by an increase of $2,982,000 related to interest income earned on a total rate of return swap (“TRS”). The increase of $11,576,000 for the year ended January 31, 2010 compared to the prior year is primarily due to an increase of $21,530,000 related to the income recognition on the sale of state and federal Historic Preservation Tax Credits, Brownfield Tax Credits and New Market Tax Credits and a gain recognized in 2009 of $3,599,000 related to insurance proceeds received due to fire damage at an apartment building in excess of the net book value of the damaged asset. These increases were partially offset by the following decreases: $4,546,000 related to the income earned on the DURA purchase obligation and fee in 2008 that did not recur (see the “Other Financing Arrangements” section of the MD&A), $3,350,000 related to the 2008 gain on the sale of an ownership interest in a parking management company and $1,838,000 related to interest income earned on two total rate of return swaps, one of which was terminated in September 2009. The remaining decrease is generally due to lower interest earned on our cash and restricted cash balances maintained with financial institutions.
Equity in Earnings (Loss) of Unconsolidated Entities (also see the “Impairment of Unconsolidated Entities” section of the MD&A)
Equity in earnings of unconsolidated entities was $42,265,000 for the year ended January 31, 2011 and $21,303,000 for the year ended January 31, 2010, representing an increase of $20,962,000. The variance is primarily attributable to the following increases that occurred within our equity method investments:
-	Commercial Group
•
$9,195,000 related to the 2010 contribution of partnership interests to a new joint venture in the University Park project resulting in joint control with the outside partner. The seven buildings were fully consolidated in 2009 and converted to the equity method of accounting in 2010 due to the partial disposition;

•	$6,443,000 related to the 2010 gain on disposition of Woodbridge Crossing;
•	$3,190,000 primarily related to lease termination fee income at San Francisco Centre, a regional mall in San Francisco, California; and

•	$2,791,000 related to the 2010 gain on early extinguishment of the Urban Redevelopment Authority loan at Liberty Center, an office building located in Pittsburgh, Pennsylvania.
-	Residential Group
•	$15,633,000 primarily related to the 2010 gain on disposition of Millender Center;
•	$5,243,000 primarily related to a decrease in lease-up losses at Uptown Apartments, an apartment community in Oakland, California;
•	$3,934,000 related to the deconsolidation of seven properties as a result of adopting new accounting guidance on the consolidation of VIEs;
•
$2,684,000 related to the 2010 disposition of partial interests in three apartment communities, The Grand, Lenox Club and Lenox Park, which were fully consolidated in 2009 and converted to the equity method of accounting in 2010 upon the partial disposition;

•	$2,215,000 related to the 2010 gain on disposition of Pebble Creek, an apartment community in Twinsburg, Ohio;
•	$1,502,000 related to a favorable 2010 legal settlement at Oceanpointe Towers, an apartment community in Long Branch, New Jersey; and
•	$953,000 related to the 2009 loss on early extinguishment of nonrecourse mortgage debt at Bayside Village, an apartment community in San Francisco, California.
-	Land Development Group
•	$1,904,000 related to increased land sales at various land development projects in San Antonio, Texas.
-	The Nets
•	$25,171,000 related to a reduction in our share of the losses of The Nets.
These increases were partially offset by the following decreases:
-	Commercial Group
•	$4,533,000 related to the deconsolidation of a property as a result of adopting new accounting guidance on the consolidation of VIEs;
•	$2,557,000 related to the 2010 write-off of an abandoned development project in Pittsburgh, Pennsylvania; and
•	$1,046,000 related to the 2010 loss on disposition of our partnership interests in Metreon.
-	Residential Group
•	$31,703,000 related to the 2009 gain on disposition of our partnership interest in three Classic Residence by Hyatt properties;
•	$6,983,000 related to the 2009 gain on disposition of our partnership interest in Clarkwood;
•	$6,577,000 related to the 2009 gain on disposition of our partnership interest in Granada Gardens; and
•	$4,498,000 related to the 2009 gain on disposition of our partnership interest in Boulevard Towers.
-	Land Development Group
•	$2,396,000 related to the 2009 net gain on an industrial land sale at Mesa del Sol; and
•	$1,874,000 related to the 2009 gain on early extinguishment of nonrecourse mortgage debt at Shamrock Business Center in Painesville, Ohio.
The balance of the remaining increase of $2,271,000 was due to fluctuations in the operations of our equity method investments.

Equity in earnings of unconsolidated entities was $21,303,000 for the year ended January 31, 2010 and equity in loss of unconsolidated entities was $(14,300,000) for the year ended January 31, 2009, representing an increase of $35,603,000. The variance is primarily attributable to the following increases that occurred within our equity method investments:
-	Commercial Group
•	$1,272,000 related to the 2008 participation payment on the refinancing at 350 Massachusetts Avenue.
-	Residential Group
•	$31,703,000 related to the 2009 gain on disposition of our partnership interest in three Classic Residence by Hyatt properties;
•	$6,983,000 related to the 2009 gain on disposition of our partnership interest in Clarkwood;
•	$6,577,000 related to the 2009 gain on disposition of our partnership interest in Granada Gardens; and
•	$4,498,000 related to the 2009 gain on disposition of our partnership interest in Boulevard Towers.
-	Land Development Group
•	$2,396,000 related to the 2009 net gain on an industrial land sale at Mesa Del Sol; and
•	$1,874,000 related to the 2009 gain on early extinguishment of nonrecourse mortgage debt at Shamrock Business Center.
These increases were partially offset by the following decreases:
-	Commercial Group
•	$2,330,000 related to decreased occupancy and property reassessment resulting in significantly higher real estate taxes in 2009 at San Francisco Centre;
•	$1,235,000 related to lower hotel revenues in 2009 at the Westin Convention Center in Pittsburgh, Pennsylvania; and
•	$1,081,000 related to the 2008 gains on disposition of One International Place and Emery-Richmond, office buildings in Cleveland, Ohio and Warrensville Heights, Ohio, respectively.
-	Residential Group
•	$3,524,000 primarily related to an increase in lease-up losses at Uptown Apartments;
•	$1,273,000 primarily related to military housing fee income from the management and development of units in Hawaii, Illinois, Washington and Colorado; and
•	$953,000 related to the 2009 loss on early extinguishment of nonrecourse mortgage debt at Bayside Village.
-	Land Development Group
•	$6,763,000 related to decreased sales at Central Station, a mixed-use land development project in Chicago, Illinois.
-	The Nets
•	$2,500,000 related to an increase in our share of the loss in The Nets.
The balance of the remaining decrease of $41,000 was due to fluctuations in the operations of our equity method investments.

Amortization of Mortgage Procurement Costs
We amortize mortgage procurement costs over the life of the related nonrecourse mortgage debt and notes payable. For the years ended January 31, 2011, 2010 and 2009, we recorded amortization of mortgage procurement costs of $13,487,000, $13,709,000 and $11,791,000, respectively. Amortization of mortgage procurement costs decreased $222,000 and increased $1,918,000 for the years ended January 31, 2011 and 2010, respectively, compared to the same periods in the prior years.
Gain (Loss) on Early Extinguishment of Debt
For the years ended January 31, 2011, 2010 and 2009 we recorded $(21,035,000), $36,569,000 and $(2,159,000), respectively, as gain (loss) on early extinguishment of debt. The amounts for the year ended January 31, 2011 include a $31,689,000 loss related to the exchange of a portion of our 2016 Senior Notes for Class A common stock, offset by a $2,472,000 gain on early extinguishment of nonrecourse mortgage debt at Botanica on the Green and Crescent Flats, apartment communities located in Denver, Colorado, a $6,297,000 gain related to the exchange of a portion of our 2011, 2015 and 2017 Senior Notes for a new issue of Series A preferred stock and a $1,896,000 gain on the early extinguishment of a portion of our 2011 and 2017 Senior Notes.
For the year ended January 31, 2010, the amount primarily represents gains on early extinguishment of nonrecourse mortgage debt at an underperforming retail project, a land development project in Marana, Arizona, Gladden Farms, and the gain related to the exchange of a portion of our 2011 Notes for a new issue of 2014 Notes. These gains were partially offset by a charge to early extinguishment of debt related to $20,400,000 of subordinated debt. For the year ended January 31, 2009, the loss represents the impact of early extinguishment of nonrecourse mortgage debt at Galleria at Sunset, a regional mall located in Henderson, Nevada, 1251 S. Michigan and Sky55, apartment communities located in Chicago, Illinois, and Grand Lowry Lofts, an apartment community located in Denver, Colorado, in order to secure more favorable financing terms. These charges were offset by gains on the early extinguishment of a portion of our 2011 Notes and on the early extinguishment of the Urban Development Action Grant loan at Post Office Plaza, an office building located in Cleveland, Ohio.
Impairment of Real Estate
We review our real estate portfolio, including land held for development or sale, for impairment whenever events or changes indicate that our carrying value of the long-lived assets may not be recoverable. In cases where we do not expect to recover our carrying costs, an impairment charge is recorded. In order to determine whether the long-lived asset carrying costs are recoverable from estimated future undiscounted cash flows, we use various assumptions that include historical and budgeted net operating income, estimated holding periods, risk of foreclosure and estimated cash proceeds received upon the disposition of the asset. If the carrying costs are not recoverable, we are required to record an impairment to reduce the carrying costs to estimated fair value. The assumptions used to estimate fair value are considered to be Level 3 inputs. Our assumptions were based on the most current information available at January 31, 2011. If the conditions mentioned above continue to deteriorate, or if our plans regarding our assets change, it could result in additional impairment charges in the future.
The impairments recorded during the years ended January 31, 2011, 2010 and 2009 represent a write down to the estimated fair value due to changes in events, such as bona fide third-party purchase offers and consideration of current market conditions and the impact of these events to the properties’ estimated future cash flows. The following table summarizes our impairment of real estate included in continuing operations.

		Years Ended January 31,
		2011	2010	2009

		(in thousands)

Redevelopment property at Waterfront Station	Washington, D.C.	$3,103	$-	$-
250 Huron (Office Building)	Cleveland, Ohio	2,040	-	-
Land Projects:
Gladden Farms	Marana, Arizona	650	2,985	-
Tangerine Crossing	Tucson, Arizona	-	905	-
Investment in triple net lease property	Portage, Michigan	-	3,552	-
Residential development property sold in February 2009	Mamaroneck, New York	-	1,124	1,262
Other		1,010	341	-

		$6,803	$8,907	$1,262

In addition, we had impairments related to consolidated real estate assets that were disposed of during the periods presented. The following table summarizes our impairment of real estate included in discontinued operations.

		Years Ended January 31,
		2011	2010	2009

		(in thousands)

Simi Valley Town Center (Regional Mall)	Simi Valley, California	$76,962	$-	$-
Investment in triple net lease property	Pueblo, Colorado	2,641	-	-
Saddle Rock Village (Specialty Retail Center)	Aurora, Colorado	-	13,179	-
Supported-living apartment communities:
Sterling Glen of Great Neck	Great Neck, New York	-	7,138	-
Sterling Glen of Glen Cove	Glen Cove, New York	-	2,637	-
101 San Fernando (Apartment Community)	San Jose, California	-	4,440	-

		$79,603	$27,394	$-

Occupancy levels and estimated future cash flows were significantly decreasing during 2010 at Simi Valley Town Center, a regional mall located in Simi Valley, California, due to the consolidation of two anchor stores at the property, greater competition than originally anticipated and the general economic downturn. We had ongoing discussions with the mortgage lender regarding the performance of the property and the expectation that it would be unable to generate sufficient cash flow to cover the debt service of the nonrecourse mortgage note. During the year ended January 31, 2011, the mortgage lender determined it wanted to exit the investment by selling the nonrecourse mortgage note and we agreed to transfer the property to the purchaser of the nonrecourse mortgage upon a sale. Based on these events and changes in circumstances, we dramatically shortened our estimated asset holding period. As a result, estimated future undiscounted cash flows were not sufficient to recover the carrying value and the asset was recorded at its estimated fair value resulting in an impairment charge of $76,962,000 during the year ended January 31, 2011. The impairment, which was recorded prior to the ultimate disposition in December 2010, resulted in the carrying value of the real estate being less than the nonrecourse mortgage. As a result, upon disposition, we recorded a gain of $46,802,000 for the year ended January 31, 2011. We reclassified all revenues and expenses, as well as the gain on disposition of the property to discontinued operations (see the “Discontinued Operations” section of the MD&A).
In addition, we recorded impairments of real estate for other properties included in discontinued operations as described in the table above. These impairments represent a write down to the estimated fair value due to changes in events, related to a bona fide third-party purchase offer and consideration of current market conditions and the impact of these events to the properties’ estimated future cash flows.
Impairment of Unconsolidated Entities
We review our portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate that our carrying value in the investments may be in excess of fair value. An equity method investment’s value is impaired if management’s estimate of its fair value is less than the carrying value and the difference is deemed to be other-than-temporary. In order to arrive at the estimates of fair value of our unconsolidated entities, we use varying assumptions that may include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type. For newly opened properties, assumptions also include the timing of initial lease up at the property. In the event the initial lease up assumptions differ from actual results, estimated future discounted cash flows may vary resulting in impairment charges in future periods.
The impairments recorded during the year ended January 31, 2011 at Central Station, a mixed-use land development project in Chicago, Illinois represent other-than-temporary impairments in our investments of four unconsolidated entities which hold investments in certain condominium buildings. Due to the continued price deterioration of the Chicago condominium prices, we made a strategic business decision during the year ended January 31, 2011 to rent some of the condominium units. This decision combined with other changes in circumstances resulted in a reduction of estimated discounted cash flows expected from these entities which are a key component in the associated fair value estimates. As a result, the investments in the unconsolidated entities were recorded at these reduced estimated fair values as of January 31, 2011, resulting in the impairment charges during the year ended January 31, 2011.
The impairment recorded during the year ended January 31, 2011 at Village at Gulfstream Park, a specialty retail center in Hallandale Beach, Florida represents an other-than-temporary impairment in our investment. The specialty retail center was fully opened in February 2010 and was leased during the general economic downturn which resulted in a longer initial lease up period than originally projected and increased rent concessions to the existing tenant base once it was opened. Based on these conditions, management revised its estimate of future discounted cash flows, which are a key component in the associated fair value estimate. As a result, the investment in the unconsolidated entity was recorded at its reduced estimated fair value as of January 31, 2011, resulting in a impairment charge during the year ended January 31, 2011.

We believe there is long-term value at Village at Gulfstream Park. Additional development rights exist at and surrounding the specialty retail center. With additional leasing activity projected to occur, we expect vacancies to decrease which will contribute to increasing net operating income and cash flows from the specialty retail center. We believe the above factors, along with improving market conditions will, over a longer period of time, produce significant value to us.
The following table summarizes our impairment of unconsolidated entities.

		Years Ended January 31,
		2011	2010	2009

		(in thousands)

Mixed-Use Land Development:
Central Station:
One Museum Park West	Chicago, Illinois	$8,250	$-	$-
Museum Park Place Two	Chicago, Illinois	4,461	-	-
One Museum Park East	Chicago, Illinois	3,237	-	-
1600 Museum Park	Chicago, Illinois	2,363	-	-
Mercy Campus Park	Chicago, Illinois	1,817	-	-
Old Stone Crossing at Caldwell Creek	Charlotte, North Carolina	947	122	365
Aberdeen	Highland Heights, Ohio	510	-	-
Shamrock Business Center	Painesville, Ohio	170	1,150	-
Palmer	Manatee County, Florida	-	-	1,214
Cargor VI	Manatee County, Florida	-	-	892
Office Buildings:
818 Mission Street	San Francisco, California	4,018	-	-
Bulletin Building	San Francisco, California	3,543	-	-
Mesa del Sol - Aperture Center	Albuquerque, New Mexico	2,733	-	-
Mesa del Sol - 5600 University SE	Albuquerque, New Mexico	-	1,693	-
Specialty Retail Centers:
Village at Gulfstream Park	Hallandale Beach, Florida	35,000	-	-
Metreon	San Francisco, California	4,595	-	-
Southgate Mall	Yuma, Arizona	-	1,611	1,356
El Centro Mall	El Centro, California	-	-	2,030
Coachella Plaza	Coachella, California	-	-	1,870
Apartment Communities:
Uptown Apartments	Oakland, California	-	6,781	-
Metropolitan Lofts	Los Angeles, California	-	2,505	-
Residences at University Park	Cambridge, Massachusetts	-	855	-
Fenimore Court	Detroit, Michigan	-	693	-
Pittsburgh Peripheral (Commercial Group Land Project)	Pittsburgh, Pennsylvania	-	7,217	3,937
Millender Center	Detroit, Michigan	-	10,317	-
Classic Residence by Hyatt (Supported-Living Apartments)	Yonkers, New York	-	3,152	1,107
Mercury (Condominium)	Los Angeles, California	-	-	8,036
Other		815	260	478

		$72,459	$36,356	$21,285

Write-Off of Abandoned Development Projects
On a quarterly basis, we review each project under development to determine whether it is probable the project will be developed. If we determine that the project will not be developed, project costs are written off as an abandoned development project cost. We may abandon certain projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or due to third party challenges related to entitlements or public financing. We wrote-off abandoned development projects of $8,195,000, $26,739,000 and $52,211,000 for the years ended January 31, 2011, 2010 and 2009, respectively, which were recorded in operating expenses.
In addition, included in equity in earnings (loss) of unconsolidated entities are write-offs of $3,045,000 and $304,000 for the years ended January 31, 2011 and 2010, respectively, which represent our proportionate share of write-offs of abandoned development projects of equity method investments. We had no write-offs of abandoned development projects related to unconsolidated entities for the year ended January 31, 2009.

Depreciation and Amortization
We recorded depreciation and amortization expense of $243,847,000, $260,223,000 and $259,487,000 for the years ended January 31, 2011, 2010 and 2009, respectively, which is a decrease of $16,376,000, or 6.3%, and an increase of $736,000, or 0.3%, compared to the same periods in the prior years. The decrease for the year ended January 31, 2011 compared to the same period in the prior year is primarily attributable to the deconsolidation of nine entities due to the adoption of new consolidation accounting guidance and the disposition of partial interests in three residential and seven commercial rental properties offset by new property openings.
Net Gain (Loss) on Disposition of Partial Interests in Rental Properties and Other Investment
The net gain (loss) on disposition of partial interests in rental properties and other investment is comprised of the following:

	Years Ended January 31,
	2011	2010	2009

	(in thousands)

University Park Joint Venture	$176,192	$-	$-
The Nets	55,112	-	-
Bernstein Joint Venture	29,342	-	-
Other transaction costs	(2,656)	-	-

	$257,990	$-	$-

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
For its 49% share of the joint venture, the outside partner invested cash and the joint venture assumed approximately $320,000,000 of nonrecourse mortgage debt on the seven buildings. In exchange for the contributed ownership interest, we received net cash proceeds of $140,545,000, of which $135,117,000 was in the form of a loan from the joint venture, resulting in a gain of $176,192,000 net of transaction costs of $31,268,000 during the year ended January 31, 2011. Included in these transaction costs were $23,251,000 of participation payments made to the ground lessor of the seven properties in accordance with the respective ground lease agreements. As a result of this transaction, we are accounting for the new joint venture and the seven properties as equity method investments since both partners have joint control of the new venture and the properties. We will serve as asset and property manager for the buildings.
The Nets
On May 12, 2010, we, through our consolidated subsidiary, NS&E, closed on a purchase agreement with the MP Entities. Pursuant to the terms of the purchase agreement, the MP Entities invested $223,000,000 and made funding commitments (the “Funding Commitments”) to acquire 80% of The Nets, 45% of Arena and the right to purchase up to 20% of Atlantic Yards Development Company, LLC, which will develop non-arena real estate. In accordance with the Funding Commitments, the MP Entities agreed to fund The Nets operating needs up to $60,000,000 including reimbursements to us for loans made to cover The Nets operating needs from March 1, 2010 to May 12, 2010 totaling $15,000,000.
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

The MP Entities have the right to put their Arena ownership interests to us during a four-month period following the ten-year anniversary of the completion of the Barclays Center arena for fair market value, as defined in the agreement. Due to the put option, the noncontrolling interest is redeemable and does not qualify as permanent equity. As a result, this redeemable noncontrolling interest is recorded in the mezzanine section of our consolidated balance sheet and will be reported at redemption value, which represents fair market value, on a recurring basis. At January 31, 2011, the estimated fair value, which is a Level 3 input, is based on a projected discounted cash flow model.
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
We received $28,922,000 in cash proceeds and the joint venture assumed $163,000,000 of the nonrecourse mortgage debt on the properties resulting in gains on disposition of partial interests in rental properties and other investment of $29,342,000 for the year ended January 31, 2011. As a result of this transaction, we are accounting for the new joint venture and the three properties as equity method investments since both partners have joint control of the new venture and the properties. We continue to lease and manage the three properties on behalf of the joint venture.
Other Transaction Costs
Other transaction costs of $2,656,000 represent costs incurred in connection with a potential partial disposition in certain rental properties. During the year ended January 31, 2011, we abandoned the proposed transaction and all related transaction costs were expensed.
Income Taxes
Income tax expense (benefit) for the years ended January 31, 2011, 2010 and 2009 was $69,720,000, $(12,229,000) and $(30,024,000), respectively. The difference in the recorded income tax expense (benefit) versus the income tax expense (benefit) computed at the statutory federal income tax rate is primarily attributable to state income taxes, change in state net operating losses, additional general business credits, changes to the valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax generally accepted accounting principles (“GAAP”) income and taxable income.
At January 31, 2011, we had a federal net operating loss carryforward for tax purposes of $206,051,000 (generated primarily from the impact on our net earnings of tax depreciation expense from real estate properties and excess deductions from stock-based compensation) that will expire in the years ending January 31, 2024 through January 31, 2031, a charitable contribution deduction carryforward of $37,273,000 that will expire in the years ending January 31, 2012 through January 31, 2016, General Business Credit carryovers of $19,070,000 that will expire in the years ending January 31, 2012 through January 31, 2031, and an alternative minimum tax (“AMT”) credit carryforward of $29,315,000 that is available until used to reduce federal tax to the AMT amount.
Our policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating our future tax position. We have a full valuation allowance against the deferred tax asset associated with our charitable contributions. We have a valuation allowance against our general business credits, other than those general business credits which are eligible to be utilized to reduce future AMT liabilities. We have a valuation allowance against certain of our state net operating losses and credits. These valuation allowances exist because we believe it is more likely than not that we will not realize these benefits.
We apply the “with-and-without” methodology for recognizing excess tax benefits from the deduction of stock-based compensation. The net operating loss available for the tax return, as is noted in the paragraph above, is greater than the net operating loss available for the tax provision due to excess deductions from stock-based compensation reported on the return, as well as the impact of adjustments to the net operating loss under accounting guidance on accounting for uncertainty in income taxes. As of January 31, 2011, we have not recorded in our financial statements a net deferred tax asset of approximately $17,264,000 from excess stock-based compensation deductions taken on our tax return for which a benefit has not yet been recognized in our tax provision.

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
As of January 31, 2011 and 2010, we had unrecognized tax benefits of $408,000 and $1,611,000, respectively. We recognize estimated interest payable on underpayments of income taxes and estimated penalties as components of income tax expense. As of January 31, 2011 and 2010, we had approximately $100,000 and $525,000, respectively, of accrued interest and penalties related to uncertain income tax positions. We recorded income tax expense (benefit) relating to interest and penalties on uncertain tax positions of $(424,000), $61,000 and $(377,000) for the years ended January 31, 2011, 2010 and 2009, respectively. We settled an Internal Revenue Service audit of one of our partnership investments during the year ended January 31, 2010, which resulted in a decrease in our unrecognized tax benefits in the amount of $174,000, and a decrease in the associated accrued interest and penalties in the amount of $59,000.
We file a consolidated United States federal income tax return. Where applicable, we file combined income tax returns in various states and we file individual separate income tax returns in other states. Our federal consolidated income tax returns for the year ended January 31, 2008 and subsequent years are subject to examination by the Internal Revenue Service. Certain of our state returns for the years ended January 31, 2003 through January 31, 2007 and all state returns for the year ended January 31, 2008 and subsequent years are subject to examination by various taxing authorities.
A reconciliation of the total amounts of our unrecognized tax benefits, exclusive of interest and penalties, is depicted in the following table:

	Unrecognized Tax Benefit
	January 31,
	2011	2010

	(in thousands)

Balance, beginning of year	$1,611	$1,481

Gross increases for tax positions of prior years	-	330
Gross decreases for tax positions of prior years	(45)	-
Gross increases for tax positions of current year	-	-
Settlements	(7)	(174)
Lapse of statutes of limitation	(1,151)	(26)

Balance, end of year	$408	$1,611

The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized as of January 31, 2011 and 2010, is $121,000 and $155,000, respectively. Based upon our assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will change from those recorded at January 31, 2011. Included in the $408,000 of unrecognized benefits noted above, is $265,000 which, due to the reasons above, could decrease during the next twelve months.

Discontinued Operations
All revenues and expenses of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Operations for the years ended January 31, 2011, 2010 and 2009. We consider assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing. There were no assets classified as held for sale at January 31, 2011 or 2010. The following table lists rental properties included in discontinued operations:

				Year	Year	Year
		Square Feet/	Period	Ended	Ended	Ended
Property	Location	Number of Units	Disposed	1/31/2011	1/31/2010	1/31/2009

Commercial Group:
Simi Valley Town Center	Simi Valley, California	612,000 square feet	Q4-2010	Yes	Yes	Yes
Investment in triple net lease property	Pueblo, Colorado	203,000 square feet	Q4-2010	Yes	Yes	Yes
Saddle Rock Village	Aurora, Colorado	294,000 square feet	Q3-2010	Yes	Yes	Yes
Grand Avenue	Queens, New York	100,000 square feet	Q1-2009	-	Yes	Yes

Residential Group:
101 San Fernando	San Jose, California	323 units	Q2-2010	Yes	Yes	Yes
Sterling Glen of Glen Cove	Glen Cove, New York	80 units	Q3-2009	-	Yes	Yes
Sterling Glen of Great Neck	Great Neck, New York	142 units	Q3-2009	-	Yes	Yes
Sterling Glen of Rye Brook	Rye Brook, New York	168 units	Q4-2008	-	-	Yes
Sterling Glen of Lynbrook	Lynbrook, New York	130 units	Q2-2008	-	-	Yes
In addition, our Lumber Group strategic business unit was sold during the year ended January 31, 2005 for $39,085,902, $35,000,000 of which was paid in cash at closing. Pursuant to the terms of a note receivable with a 6% interest rate from the buyer, the remaining purchase price was to be paid in four annual installments commencing November 12, 2006. We deferred a gain of $4,085,902 (approximately $2,400,000, net of tax) relating to the note receivable due, in part, to the subordination to the buyer’s senior financing. The gain is recognized in discontinued operations and interest income is recognized in continuing operations as the note receivable principal and interest are collected. During the years ended January 31, 2010 and 2009, we received the last two annual installments of $1,250,000 each, which included $1,172,000 ($718,000, net of tax) and $1,108,000 ($680,000, net of tax) of the deferred gain, respectively, and $78,000 and $142,000 of interest income recorded in continuing operations, respectively.
The operating results related to discontinued operations were as follows:

	Years Ended January 31,
	2011	2010	2009

	(in thousands)

Revenues from real estate operations	$17,980	$30,685	$46,144

Expenses
Operating expenses	7,537	12,449	16,027

Depreciation and amortization	4,170	8,532	12,240

Impairment of real estate	79,603	27,394	-

	91,310	48,375	28,267

Interest expense	(5,830)	(9,308)	(15,045)

Amortization of mortgage procurement costs	(124)	(315)	(656)

Interest income	6	6	269

Gain on disposition of rental properties and Lumber Group	51,303	5,720	14,405

Earnings (loss) before income taxes	(27,975)	(21,587)	16,850

Income tax expense (benefit)

Current	3,368	(730)	21,077

Deferred	(15,085)	(7,596)	(14,705)

	(11,717)	(8,326)	6,372

Earnings (loss) from discontinued operations	(16,258)	(13,261)	10,478

Noncontrolling interest, net of tax

Gain on disposition of rental properties	4,211	-	-

Operating earnings (loss) from rental properties	165	(117)	361

	4,376	(117)	361

Gain (loss) from discontinued operations attributable to Forest City Enterprises, Inc.	$(20,634)	$(13,144)	$10,117

Gain (Loss) on Disposition of Rental Properties and Lumber Group
The following table summarizes the pre-tax gain (loss) on disposition of rental properties and Lumber Group:

	Years Ended January 31,
	2011	2010	2009

	(in thousands)

Simi Valley Town Center (Regional Mall)	$46,802	$-	$-
101 San Fernando (Apartment Community)	6,204	-	-
Specialty Retail Centers:
Saddle Rock Village	(1,428)	-	-
Grand Avenue	-	4,548	-
Investment in triple net lease property	(275)	-	-
Sterling Glen Properties (Supported-Living Apartments)	-	-	13,297
Lumber Group	-	1,172	1,108

Total	$51,303	$5,720	$14,405

Gain (Loss) on Disposition of Unconsolidated Entities
Upon disposition, investments accounted for on the equity method are not classified as discontinued operations; therefore, gains or losses on the sale of equity method investments are reported in continuing operations when sold. The following table summarizes our proportionate share of gains and losses on the disposition of equity method investments, which are included in equity in earnings (loss) of unconsolidated entities.

		Years Ended January 31,
		2011	2010	2009

		(in thousands)
Millender Center (hotel, parking, office and retail)	Detroit, Michigan	$15,633	$-	$-
Apartment Communities:
Pebble Creek	Twinsburg, Ohio	2,215	-	-
Clarkwood	Warrensville Heights, Ohio	-	6,983	-
Granada Gardens	Warrensville Heights, Ohio	-	6,577	-
Boulevard Towers	Amherst, New York	-	4,498	-
Specialty Retail Centers:
Woodbridge Crossing	Woodbridge, New Jersey	6,443	-	-
Coachella Plaza	Coachella, California	104	-	-
Southgate Mall	Yuma, Arizona	64	-	-
El Centro Mall	El Centro, California	48	-	-
Metreon	San Francisco, California	(1,046)	-	-
Classic Residence by Hyatt properties		-	31,703	-
Office Buildings:
One International Place	Cleveland, Ohio	-	-	881
Emery-Richmond	Warrensville Heights, Ohio	-	-	200

Total		$23,461	$49,761	$1,081

FINANCIAL CONDITION AND LIQUIDITY
Ongoing economic conditions continue to put downward pressure on occupancies, rent levels and property values in addition to the negative impact on the availability of and access to bank credit and capital, particularly for the real estate industry. Originations of new loans for commercial mortgage backed securities are showing signs of improvement but compared to the levels in 2006 and 2007, are still very limited. Financial institutions have significantly reduced their lending with an emphasis on reducing their exposure to commercial real estate. Commercial lending for land acquisition and construction loans are extremely difficult to obtain. While the long-term impact is still unknown, borrowing costs for us will likely continue to rise and financing levels will continue to decrease over the foreseeable future.
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
Despite the dramatic decrease in development activities, we still intend to complete all projects that are under construction. We continue to make progress on certain other pre-development projects primarily located in core markets. The cash we believe is required to fund our equity in projects under construction and development plus any cash necessary to extend or paydown the remaining 2011 debt maturities is anticipated to exceed our cash from operations. As a result, we intend to extend maturing debt or repay it with net proceeds from property sales, equity joint ventures or future debt or equity financing. We continue to successfully extend maturing nonrecourse debt as described in more detail below. We also generated significant proceeds from property sales and equity joint ventures of $191,345,000 during the year ended January 31, 2011.
During 2010, we continued our momentum from 2009 of addressing future liquidity needs related to our near to mid-term senior unsecured notes. In March 2010, we exchanged $178,749,000 of our senior notes due 2011, 2015 and 2017 for $170,000,000 of Series A preferred stock. At the same time, we issued an additional $50,000,000 of Series A preferred stock for cash, which was used to defray offering costs and costs associated with entering into equity call hedge transactions with the remaining $26,900,000 used for general corporate purposes. The transactions involving the Series A preferred stock strengthened our balance sheet by replacing at a discount recourse senior debt having near to mid-term maturities with permanent equity while generating a modest amount of liquidity. During June 2010, we further addressed our senior note maturities when we purchased on the open market $19,030,000 face value of our unsecured senior notes due 2011 and 2017 for $16,569,000. In January 2011, we further reduced our unsecured senior debt when we exchanged $110,000,000 of our Convertible Senior Notes due 2016 for 9,774,039 shares of Class A common stock. In total, during 2010, we have reduced the principal balance of our near to mid-term senior notes by approximately $308,000,000 and only invested $16,569,000 of cash to accomplish this debt reduction. We continue to explore various other options to strengthen our balance sheet and enhance our liquidity, but can give no assurance that we can accomplish any of these other options on favorable terms or at all. If we cannot enhance our liquidity, it could adversely impact our growth and result in further curtailment of development activities.
We are currently in negotiations with our bank group to enter into a Third Amended and Restated Credit Agreement and Third Amended and Restated Guaranty of Payment of Debt (collectively, the “2011 Credit Agreement”). We currently have bank commitments for available borrowings in excess of $400,000,000. We anticipate the 2011 Credit Agreement having similar, but less restrictive, terms to those in our current Credit Agreement and anticipate the 2011 Credit Agreement to be signed by all parties during the quarter ended April 30, 2011.
As of January 31, 2011 we had $1,210,850,000 of mortgage financings with scheduled maturities during the fiscal year ending January 31, 2012, of which $74,551,000 represents scheduled payments. Subsequent to January 31, 2011, we have addressed $296,677,000 of these remaining 2011 maturities through closed transactions, commitments and/or automatic extensions. We also have extension options available on $462,964,000 of these 2011 maturities, all of which require some predefined condition in order to qualify for the extension, such as meeting or exceeding leasing hurdles, loan to value ratios or debt service coverage requirements. We cannot give assurance that the defined hurdles or milestones will be achieved to qualify for these extensions.

We are currently in negotiations to refinance and/or extend the remaining $376,658,000 of nonrecourse debt scheduled to mature during the year ending January 31, 2012. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings.
As of January 31, 2011, we had three nonrecourse mortgages greater than five percent of our total nonrecourse mortgage debt and notes payable. The mortgages, encumbered by New York Times, an office building in Manhattan, New York, 8 Spruce Street (formerly Beekman), a mixed-use residential project under construction in Manhattan, New York and Westchester’s Ridge Hill, a retail center currently under construction in Yonkers, New York, have outstanding balances of $640,000,000, $635,000,000 and $379,363,000, respectively, at January 31, 2011.
As of January 31, 2011, our share of nonrecourse mortgage debt and notes payable recorded on our unconsolidated subsidiaries amounted to $1,713,367,000 of which $177,957,000 ($18,362,000 represents scheduled principal payments) was scheduled to mature during the year ending January 31, 2012. Subsequent to January 31, 2011, we have addressed $41,699,000 of these 2011 maturities through closed nonrecourse mortgage transactions, commitments and/or automatic extensions. We also had extension options on $12,710,000 of these 2011 maturities, all of which require some predefined condition in order to qualify for the extension. We cannot give assurance that the defined hurdles or milestones will be achieved to qualify for the extensions. Negotiations are ongoing on the remaining 2011 maturities, but we cannot give assurance that we will obtain these financings on favorable terms or at all.
We have one nonrecourse mortgage amounting to $73,500,000 that is in default as of January 31, 2011. While we are actively negotiating with the lender to resolve the mortgage default, there is no assurance that the negotiations will be successful. If we are unable to successfully negotiate an extension, the lender could foreclose and take possession of this real estate asset. The loss of the property would not have a significant impact to our financial condition, cash flows or liquidity.
One of our joint ventures accounted for under the equity method of accounting has a nonrecourse mortgage that is past due or in default at January 31, 2011 (our proportional share of this mortgage is $887,000). If we go into default and are unable to negotiate an extension or otherwise cure the default, the lender could commence foreclosure proceedings and we could lose the carrying value of our investment in the project amounting to $4,195,000 at January 31, 2011.
Bank Revolving Credit Facility
On January 29, 2010, we and our 15-member bank group entered into a Second Amended and Restated Credit Agreement and a Second Amended and Restated Guaranty of Payment of Debt (collectively the “Credit Agreement”). The Credit Agreement, which matures on February 1, 2012, provides for total borrowings of $500,000,000, subject to permanent reduction as we receive net proceeds from specified external capital raising events in excess of $250,000,000 (see below). The Credit Agreement bears interest at either a LIBOR-based rate or a Base Rate Option. The LIBOR Rate Option is the greater of 5.75% or 3.75% over LIBOR and the Base Rate Option is the greater of the LIBOR Rate Option, 1.5% over the Prime Rate or 0.5% over the Federal Funds Effective Rate. Up to 20% of the available borrowings may be used for letters of credit or surety bonds. Additionally, the Credit Agreement requires a specified amount of available borrowings to be reserved for the retirement of indebtedness. The Credit Agreement has a number of restrictive covenants including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that we may incur, restrictions on the pledging of ownership interests in subsidiaries, limitations on the use of cash sources and a prohibition on common stock dividends through the maturity date. The Credit Agreement also contains certain financial covenants, including maintenance of minimum liquidity, debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as defined in the Credit Agreement). At January 31, 2011, we were in compliance with all of these financial covenants.
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
On January 18, 2011, we entered into a third amendment to the Credit Agreement. This amendment permitted us to make certain amendments to convertible notes hedge transactions in connection with the retirement of $110,000,000 of our 5% Convertible Senior Notes due 2016 (“2016 Notes”) in exchange for Class A common stock (see the “Senior and Subordinated Debt” section of the MD&A). In addition, this amendment temporarily suspended the permanent reduction of total revolving loan commitments as we receive net proceeds from specified external capital raising events from January 18, 2011 through March 31, 2011.
The available credit on the bank revolving credit facility is as follows:

	January 31,
	2011		2010

	(in thousands)

Maximum borrowings	$470,336	(1)	$500,000

Less outstanding balances and reserves:

Borrowings	137,152		83,516

Letters of credit	63,418		90,939

Surety bonds	-		-

Reserve for retirement of indebtedness	46,891		105,067

Available credit	$222,875		$220,478

(1)	Effective February 4, 2011, maximum borrowings were further reduced to $464,762 for specified external capital raising events prior to January 18, 2011.
Senior and Subordinated Debt
Our Senior and Subordinated Debt is comprised of the following:

	January 31,
	2011	2010

	(in thousands)

Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011, net of discount	$45,480	$98,944
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	198,806	198,480
7.625% Senior Notes due 2015	178,253	300,000
5.000% Convertible Senior Notes due 2016	90,000	200,000
6.500% Senior Notes due 2017	132,144	150,000
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	744,683	1,047,424

Subordinated Debt:

Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Senior and Subordinated Debt	$773,683	$1,076,424

On January 27, 2011, we entered into separate, privately negotiated exchange agreements with certain holders of our 2016 Notes to exchange the notes for shares of Class A common stock. In order to induce the holders to make the exchange, we agreed to increase the exchange rate from 71.8894 shares of Class A common stock per $1,000 principal amount of notes to 88.8549 shares, which factors in foregone interest to the holders among other inducements. Under the terms of the agreements, holders agreed to exchange $110,000,000 in aggregate principal amount of notes for a total of 9,774,039 shares of Class A common stock. Any accrued but unpaid interest was paid in cash. Under the accounting guidance for induced conversions of convertible debt, the additional amounts paid to induce the holders to exchange their notes was expensed resulting in a loss of $31,689,000 during the year ended January 31, 2011, which is recorded as early extinguishment of debt.

On June 7, 2010 and June 22, 2010, we purchased on the open market $12,030,000 in principal amount of our 6.500% senior notes due 2017 and $7,000,000 in principal amount of our 3.625% puttable equity-linked senior notes due 2011, respectively. These purchases resulted in a gain, net of associated deferred financing costs, of $1,896,000 during the year ended January 31, 2011, which is recorded as early extinguishment of debt.
On March 4, 2010, we entered into separate, privately negotiated exchange agreements with certain holders of three separate series of our senior notes due 2011, 2015 and 2017. Under the terms of the agreements, these holders agreed to exchange their notes for a new issue of Series A preferred stock. Amounts exchanged in each series are as follows: $51,176,000 of 3.625% puttable equity-linked senior notes due 2011, $121,747,000 of 7.625% senior notes due 2015 and $5,826,000 of 6.500% senior notes due 2017, which were exchanged for $50,664,000, $114,442,000 and $4,894,000 of Series A preferred stock, respectively. This exchange resulted in a gain, net of associated deferred financing costs, of $6,297,000 during the year ended January 31, 2011, which is recorded as early extinguishment of debt.
Puttable Equity-Linked Senior Notes due 2011
On October 10, 2006, we issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 (“2011 Notes”) in a private placement. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15. During the year ended January 31, 2009, we purchased on the open market $15,000,000 in principal of our 2011 Notes, resulting in a gain, net of associated deferred financing costs of $3,692,000, which is recorded as early extinguishment of debt. During the year ended January 31, 2010, we entered into privately negotiated exchange agreements with certain holders of the 2011 Notes to exchange $167,433,000 of aggregate principal amount of their 2011 Notes for a new issue of 3.625% puttable equity-linked senior notes due October 2014. This exchange resulted in a gain, net of associated deferred financing costs of $4,683,000, which is recorded as early extinguishment of debt. As discussed above, on June 22, 2010, we purchased on the open market $7,000,000 in principal amount of our 2011 Notes. Also discussed above, on March 4, 2010, we retired $51,176,000 of 2011 Notes in exchange for Series A preferred stock. There was $46,891,000 ($45,480,000, net of discount) and $105,067,000 ($98,944,000, net of discount) of principal outstanding at January 31, 2011 and 2010, respectively.
Holders may put their notes to us at their option on any day prior to the close of business on the scheduled trading day immediately preceding July 15, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the put value rate (as defined) on each such day; (2) during any fiscal quarter, if the last reported sale price of our Class A common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the applicable put value price in effect on the last trading day of the immediately preceding fiscal quarter; or (3) upon the occurrence of specified corporate events as set forth in the applicable indenture. On and after July 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may put their notes to us at any time, regardless of the foregoing circumstances. In addition, upon a designated event, as defined, holders may require us to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, as set forth in the applicable indenture. At January 31, 2011, none of the aforementioned circumstances have been met.
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

The 2011 Notes are our only senior notes that qualify as convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. The carrying amounts of our debt and equity balances related to the 2011 Notes are as follows:

	January 31,
	2011	2010
	(in thousands)

Carrying amount of equity component	$7,484	$16,769

Outstanding principal amount of the puttable equity-linked senior notes	46,891	105,067
Unamortized discount	(1,411)	(6,123)

Net carrying amount of the puttable equity-linked senior notes	$45,480	$98,944

The unamortized discount will be amortized as additional interest expense through October 15, 2011. The effective interest rate for the liability component of the puttable equity-linked senior notes is 7.51%. We recorded non-cash interest expense of $1,532,000, $6,809,000 and $8,943,000 for the years ended January 31, 2011, 2010 and 2009, respectively. We recorded contractual interest expense of $2,001,000, $7,973,000 and $10,252,000 for the years ended January 31, 2011, 2010 and 2009, respectively.
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
Holders may put their notes to us at any time prior to the earlier of (i) stated maturity or (ii) the Put Termination Date, as defined below. Upon a put, a note holder would receive 68.7758 shares of our Class A common stock per $1,000 principal amount of notes, based on a put value price of $14.54 per share of Class A common stock, subject to adjustment. The amount payable upon a put of the notes is only payable in shares of our Class A common stock, except for cash paid in lieu of fractional shares. If the daily volume weighted average price of the Class A common stock has equaled or exceeded 130% ($18.90 at January 31, 2011) of the put value price then in effect for at least 20 trading days in any 30 trading day period, we may, at our option, elect to terminate the rights of the holders to put their notes to us. If elected, we are required to issue a put termination notice that shall designate an effective date on which the holders termination put rights will be terminated, which shall be a date at least 20 days after the mailing of such put termination notice (the “Put Termination Date”). Holders electing to put their notes after the mailing of a put termination notice shall receive a coupon make-whole payment in an amount equal to the remaining scheduled interest payments attributable to such notes from the last applicable interest payment date through and including October 15, 2013. The coupon make-whole payment is payable, at our option, in either cash or Class A common stock.
Senior Notes due 2015
On May 19, 2003, we issued $300,000,000 of 7.625% senior notes due June 1, 2015 (“2015 Notes”) in a public offering. Accrued interest is payable semi-annually on December 1 and June 1. These senior notes may be redeemed by us, in whole or in part, at any time on or after June 1, 2008 at an initial redemption price of 103.813% that is systematically reduced to 100% through June 1, 2011. As of June 1, 2010, the redemption price was reduced to 101.271%. As previously discussed, on March 4, 2010, we retired $121,747,000 of 2015 Notes in exchange for Series A preferred stock.
Convertible Senior Notes due 2016
On October 26, 2009, we issued $200,000,000 of 2016 Notes in a private placement. The notes were issued at par and accrued interest is payable semi-annually on April 15 and October 15, beginning April 15, 2010. Net proceeds from the issuance, net of the cost of the convertible note hedge transaction described below and estimated offering costs, were $177,262,000. As previously discussed, we retired $110,000,000 of 2016 Notes in exchange for Class A common stock.
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

In connection with the issuance of the notes, we entered into a convertible note hedge transaction. The convertible note hedge transaction is intended to reduce, subject to a limit, the potential dilution with respect to our Class A common stock upon conversion of the notes. The net effect of the convertible note hedge transaction, from our perspective, is to approximate an effective conversion price of $16.37 per share. The terms of the 2016 Notes are not affected by the convertible note hedge transaction. The convertible note hedge transaction, which cost $15,900,000 ($9,734,000 net of the related tax benefit), was recorded as a reduction of shareholders’ equity through additional paid in capital. In connection with the exchange transaction previously discussed, we terminated a portion of the convertible note hedge which resulted in the receipt of cash proceeds of $1,869,000.
Senior Notes due 2017
On January 25, 2005, we issued $150,000,000 of 6.500% senior notes due February 1, 2017 (“2017 Notes”) in a public offering. Accrued interest is payable semi-annually on February 1 and August 1. These senior notes may be redeemed by us, in whole or in part, at any time on or after February 1, 2010 at a redemption price of 103.250% beginning February 1, 2010 and systematically reduced to 100% through February 1, 2013. As previously discussed, on June 7, 2010, we purchased on the open market $12,030,000 in principal of our 2017 Notes. Also previously discussed, on March 4, 2010, we retired $5,826,000 of 2017 Notes in exchange for Series A preferred stock.
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
Financing Arrangements
Collateralized Borrowings
On August 16, 2005, the Park Creek Metropolitan District (the “District”) issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially were to pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC, a consolidated subsidiary, entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC was entitled and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. The District withdrew $58,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures by June 2, 2008 and the Junior Subordinated Bonds became Converted Bonds. The Converted Bonds were acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and we simultaneously entered into a TRS with a notional amount of $58,000,000. We receive a fixed rate of 8.5% and pay the Securities Industry and Financial Markets Association (“SIFMA”) rate plus a spread on the TRS related to the Converted Bonds. We determined that the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control; therefore, the Converted Bonds have been recorded as a secured borrowing.

During the years ended January 31, 2011, 2010 and 2009, consolidated subsidiaries of ours purchased $8,000,000, $5,000,000 and $10,000,000, respectively, of the Converted Bonds from the investment banks. Simultaneous to each purchase, a corresponding amount of a related TRS was terminated and the corresponding secured borrowing was removed from the Consolidated Balance Sheets. The fair value of the Converted Bonds recorded in other assets was $58,000,000 at both January 31, 2011 and 2010. The outstanding TRS contracts on the $35,000,000 and $43,000,000 of secured borrowings related to the Converted Bonds at January 31, 2011 and 2010, respectively, were supported by collateral consisting primarily of certain notes receivable owned by us aggregating $29,112,000. We recorded net interest income of $1,966,000, $2,331,000 and $3,205,000 related to the TRS for the years ended January 31, 2011, 2010 and 2009, respectively.
Other Financing Arrangements
In May 2004, Lehman purchased $200,000,000 in tax increment revenue bonds issued by the DURA, with a fixed-rate coupon of 8.0% and maturity date of October 1, 2024, which were used to fund the infrastructure costs associated with phase II of the Stapleton development project. The DURA bonds were transferred to a trust that issued floating rate trust certificates. Stapleton Land, LLC entered into an agreement with Lehman to purchase the DURA bonds from the trust if they were not repurchased or remarketed between June 1, 2007 and June 1, 2009. Stapleton Land, LLC was entitled to receive a fee upon removal of the DURA bonds from the trust equal to the 8.0% coupon rate, less the SIFMA index, less all fees and expenses due to Lehman (collectively, the “Fee”). The Fee was accounted for as a derivative with changes in fair value recorded through earnings. On July 1, 2008, $100,000,000 of the DURA bonds were remarketed. On July 15, 2008, Stapleton Land, LLC was paid $13,838,000 of the fee, which represented the fee earned on the remarketed DURA bonds.
During the year ended January 31, 2009 Lehman filed for bankruptcy and the remaining $100,000,000 of the DURA bonds were transferred to a creditor of Lehman. As a result, we reassessed the collectability of the Fee and decreased the fair value of the Fee to $-0-, resulting in an increase to operating expenses of $13,816,000 for the year ended January 31, 2009. Stapleton Land, LLC informed Lehman that it determined that a “Special Member Termination Event” had occurred because Stapleton Land, LLC (a) fulfilled all of its bond purchase obligations under the transaction documents by purchasing or causing to be redeemed or repurchased all of the bonds held by Lehman and (b) fulfilled all other obligations in accordance with the transaction documents. Therefore, Stapleton Land, LLC has no other financing obligations with Lehman. We recorded interest income of $4,546,000 related to the change in fair value of the Fee for the year ended January 31, 2009.
A consolidated subsidiary of ours has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $22,101,000 of this commitment as of January 31, 2011. In addition, in June 2009, the consolidated subsidiary committed to fund $10,000,000 to the City of Denver and certain of its entities to be used to fund additional infrastructure projects and has funded $2,913,000 of this commitment as of January 31, 2011.
Nonrecourse Debt Financings
We use taxable and tax-exempt nonrecourse debt for our real estate projects. Substantially all of our operating and development properties are separately encumbered with nonrecourse mortgage debt which in some limited circumstances is supplemented by nonrecourse notes payable (collectively “nonrecourse debt”). For real estate projects financed with tax-exempt debt, we generally utilize variable-rate debt. For construction loans, we generally pursue variable-rate financings with maturities ranging from two to five years. For those real estate projects financed with taxable debt, we generally seek long-term, fixed-rate financing for those operating projects whose loans mature or are projected to open and achieve stabilized operations. However, due to the limited availability of long-term fixed rate nonrecourse debt based upon current market conditions, we are attempting to extend maturities with existing lenders.
We are actively working to refinance and/or extend the maturities of the nonrecourse debt that is coming due in the next 24 months. During the year ended January 31, 2011, we completed the following financings:

Purpose of Financing	Amount
(in thousands)

Refinancings	$231,255
Development projects	593,208
Loan extensions/additional fundings	521,164

$1,345,627

Interest Rate Exposure
At January 31, 2011, the composition of nonrecourse debt was as follows:

						Total
	Operating	Development		Land		Weighted
	Properties	Projects		Projects	Total	Average Rate
	(dollars in thousands)

Fixed	$3,693,608	$172,635		$9,203	$3,875,446	6.04%
Variable
Taxable	1,554,487	1,000,775		6,882	2,562,144	4.50%
Tax-Exempt	530,728	203,900		35,000	769,628	2.09%

	$5,778,823	$1,377,310	(1)	$51,085	$7,207,218	5.07%

Total gross commitment from lenders		$2,027,549		$51,085

(1)
Proceeds from outstanding debt of $150,165 described above are recorded as restricted cash and escrowed funds. For bonds issued in conjunction with development, the full amount of the bonds is issued at the beginning of construction and must remain in escrow until costs are incurred.

To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)

02/01/11-02/01/12	$600,192	5.18%	$1,245,900	3.77%
02/01/12-02/01/13	491,182	5.53	949,800	4.46
02/01/13-02/01/14	489,926	5.53	685,000	5.43
02/01/14-09/01/17	-	-	640,000	5.50
Tax-Exempt (Priced off of SIFMA Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)

02/01/11-02/01/12	$174,639	5.83%
02/01/12-02/01/13	146,239	5.80
02/01/13-02/01/14	10,414	6.96
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

We have entered into forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, we intend to simultaneously terminate the forward swap associated with that financing. At January 31, 2010, we had two forward swaps with an aggregate notional amount of $189,325,000, neither of which qualified for hedge accounting. The change in fair value of these swaps is marked to market through earnings on a quarterly basis. On May 3, 2010, we terminated one of these swaps. As a result, at January 31, 2011, we have one remaining forward swap outstanding with a notional amount of $60,900,000. Subsequent to January 31, 2011, in conjunction with locking the rate on an upcoming refinancing, we terminated this swap. Related to these forward swaps, we recorded $1,200,000, $(4,761,000) and $14,564,000 for the years ended January 31, 2011, 2010 and 2009, respectively, as an increase (reduction) of interest expense.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of January 31, 2011, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $9,817,000 at January 31, 2011. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $8,680,000 at January 31, 2011. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
From time to time, we and/or certain of our joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At January 31, 2011 the SIFMA rate was 0.29%. Additionally, we and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowing, resulting in minimal financial impact to us and/or the Joint Ventures. At January 31, 2011, the aggregate notional amount of TRS that are designated as fair value hedging instruments was $280,885,000. The underlying TRS borrowings are subject to a fair value adjustment. In addition, we have TRS with a notional amount of $140,800,000 that is not designated as fair value hedging instruments, but is subject to interest rate risk.
Cash Flows
Operating Activities
Net cash provided by operating activities was $267,247,000, $420,329,000 and $306,535,000 for the years ended January 31, 2011, 2010 and 2009, respectively. The decrease in net cash provided by operating activities for the year ended January 31, 2011, compared to the year ended January 31, 2010, of $153,082,000 and the increase in net cash provided by operating activities for the year ended January 31, 2010, compared to the year ended January 31, 2009, of $113,794,000 are the result of the following:

	Years Ended January 31,
	2011 vs. 2010	2010 vs. 2009
	(in thousands)

Decrease in rents and other revenues received	$(85,924)	$(9,542)
(Decrease) increase in interest and other income received	(18,304)	59,311
(Increase) decrease in cash distributions from unconsolidated entities	7,032	(12,741)
Increase (decrease) in proceeds from land sales - Land Development Group	11,405	(9,664)
(Increase) decrease in proceeds from land sales - Commercial Group	5,269	(6,288)
(Increase) decrease in land development expenditures	(17,340)	22,789
(Increase) decrease in operating expenditures	(39,835)	67,020
Increase in restricted cash and escrowed funds used for operating purposes	(26,784)	(11,352)
Decrease in interest paid	11,399	14,261

Net (decrease) increase in cash provided by operating activities	$(153,082)	$113,794

Investing Activities
Net cash used in investing activities was $847,049,000, $1,153,946,000 and $1,270,156,000 for the years ended January 31, 2011, 2010 and 2009, respectively. The net cash used in investing activities consisted of the following:

	Years Ended January 31,
	2011	2010	2009
	(in thousands)

Capital expenditures	$(723,158)	$(942,609)	$(1,086,367)

Payment of lease procurement costs	(20,387)	(13,153)	(36,826)

(Increase) decrease in other assets	(57,226)	2,373	(42,386)

(Increase) decrease in restricted cash used for investing purposes:
Barclays Center, a sports arena complex in Brooklyn, New York currently under construction	(132,542)	-	-
8 Spruce Street (formerly Beekman), a mixed-use residential project under construction in Manhattan, New York	(68,485)	(17,085)	(30,219)
Foundry Lofts, an apartment community under construction in Washington, D.C.	(31,677)	-	-
Atlantic Yards, a mixed-use development project in Brooklyn, New York	(23,465)	(141,642)	(2,842)
Westchester’s Ridge Hill, a retail center currently under construction in Yonkers, New York	(20,637)	-	-
Midtown Towers, an apartment community in Parma, Ohio	(3,744)	-	-
American Cigar Company, an apartment community in Richmond, Virginia	(3,299)	-	-
Hamel Mill Lofts, an apartment community in Haverhill, Massachusetts	(1,723)	(1,730)	-
Mercantile Place on Main, an apartment community in Dallas, Texas	(1,536)	-	-
Two MetroTech Center, an office building in Brooklyn, New York	(841)	(5,668)	-
One MetroTech Center, an office building in Brooklyn, New York	(405)	7,764	(8,791)
Fairmont Plaza, an office building in San Jose, California	(67)	-	1,692
Richmond Office Park, an office building in Richmond, Virginia	(41)	(2,038)	-
Collateral returned (posted) for a forward swap on East River Plaza, an unconsolidated retail project in Manhattan, New York	22,930	(378)	(22,552)
DKLB BKLN (formerly 80 DeKalb), an apartment community in Brooklyn, New York	19,817	(1,958)	(20,237)
250 Huron, an office building in Cleveland, Ohio	1,506	583	(3,688)
Terminal Tower, an office building in Cleveland, Ohio	949	(626)	1,610
Easthaven at the Village, an apartment community in Beachwood, Ohio	243	(2,045)	-
Illinois Science and Technology Park-Building A, an office building in Skokie, Illinois	82	-	2,587
Village at Gulfstream Park, a specialty retail center in Hallandale Beach, Florida	-	17,103	-
Collateral returned (posted) for a TRS on Sterling Glen of Rye Brook, a supported-living community in Rye Brook, New York	-	12,500	(12,500)
Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois	-	5,064	(5,040)
New York Times, an office building in Manhattan, New York	-	3,081	11,677
Sky55, an apartment complex in Chicago, Illinois	-	-	4,692
Other	(6,089)	(5,254)	1,532

Total increase in restricted cash used for investing purposes	$(249,024)	$(132,329)	$(82,079)

Proceeds from disposition of rental properties and other investments:
Disposition of partial interests in seven buildings in our University Park project in Cambridge, Massachusetts	$139,457	$-	$-
Disposition of partial interests in The Grand, Lenox Club and Lenox Park, apartment communities in the Washington D.C. metropolitan area	28,922	-	-
101 San Fernando, an apartment community in San Jose, California	20,534	-	-
Investment in triple net lease property	1,676	-	-
Saddle Rock Village, a specialty retail center in Aurora, Colorado	756	-	-
Grand Avenue, a specialty retail center in Queens, New York	-	9,042	-
Four Sterling Glen supported-living communities	-	2,872	33,959
Proceeds from a note receivable related to disposition of Lumber Group	-	1,172	1,108
Ownership interest in a parking management company and other	-	-	4,150

Total proceeds from disposition of rental properties and other investments	$191,345	$13,086	$39,217

Investing Activities (continued)

	Years Ended January 31,
	2011	2010	2009
	(in thousands)
Change in investments in and advances to affiliates - (investment in) or return of investment:
Acquisitions:
Legacy Arboretum and Barrington Place, unconsolidated apartment complexes in Charlotte and Raleigh, North Carolina	$-	$-	$(7,448)
Legacy Crossroads, an unconsolidated apartment complex in Cary, North Carolina	-	-	(4,631)
818 Mission Street, an unconsolidated office building in San Francisco, California	-	-	(7,797)
Dispositions:
Metreon, an unconsolidated specialty retail center in San Francisco, California	17,882	-	-
Millender Center (hotel, parking, office and retail) in Detroit, Michigan	14,130	-	-
Pebble Creek, an unconsolidated apartment community in Twinsburg, Ohio	2,065	-	-
One International Place, an unconsolidated office building in Cleveland, Ohio	-	-	1,589
Emery Richmond, an unconsolidated office building in Warrensville Heights, Ohio	-	-	300
Classic Residence by Hyatt, three unconsolidated supported-living communities in Teaneck, New Jersey, Chevy Chase, Maryland and Yonkers, New York	-	30,101	-
Land Development:
Woodforest, an unconsolidated project in Houston, Texas	(3,850)	-	-
Gladden Farms II, an unconsolidated project in Marana, Arizona (1)	-	(6,312)	-
San Antonio I & II, an unconsolidated project in San Antonio, Texas	-	(1,013)	3,810
Paseo del Este, an unconsolidated project in El Paso, Texas	-	-	3,848
Mesa del Sol, an unconsolidated project in Albuquerque, New Mexico	-	-	(2,041)
Residential Projects:
Autumn Ridge, primarily refinancing proceeds from an unconsolidated project in Sterling Heights, Michigan	4,886	-	-
The Grand, Lenox Club and Lenox Park, primarily proceeds from additional financing at the unconsolidated entity that owns these apartment projects located in the Washington D.C. metropolitan area	4,000	-	-
Plymouth Square, primarily refinancing proceeds from an unconsolidated project in Detroit, Michigan	3,467	-	-
Cambridge Towers, primarily refinancing proceeds from an unconsolidated project in Detroit, Michigan	3,453	-	-
Oceanpointe Towers, primarily related to proceeds from a legal settlement at an unconsolidated project in Long Branch, New Jersey	1,502	-	-
Uptown Apartments, an unconsolidated project in Oakland, California	(3,497)	(4,239)	(4,566)
Bayside Village, primarily refinancing proceeds from an unconsolidated project in San Francisco, California	-	18,819	-
St. Mary’s Villa, primarily refinancing proceeds from an unconsolidated project in Newark, New Jersey	-	4,830	-
1100 Wilshire, an unconsolidated condominium project in Los Angeles, California	-	-	2,275
Ohana Military Communities, an unconsolidated military housing complex in Honolulu, Hawaii	-	-	(2,212)
Tamarac, primarily refinancing proceeds from an unconsolidated project in Willoughby, Ohio	-	-	4,988
New York City Projects:
East River Plaza, an unconsolidated retail project in Manhattan, New York	-	(20,978)	(23,429)
Barclays Center, a sports arena complex in Brooklyn, New York currently under construction; excess funds from the year ended January 31, 2009 were reinvested during construction phase(1)	-	(18,590)	7,317
The Nets, a National Basketball Association member	-	(45,000)	(21,678)
Commercial Projects:
Village at Gulfstream Park, an unconsolidated specialty retail center in Hallandale Beach, Florida	(10,445)	-	(14,297)
Liberty Center, contribution for the repayment of debt during the year ended January 31, 2011 and refinancing proceeds from an unconsolidated office building in Pittsburgh, Pennsylvania during the year ended January 31, 2009	(4,300)	-	9,961
Metreon, an unconsolidated specialty retail center in San Francisco, California (Prior to disposition during the second quarter of 2010)	(2,024)	-	-
San Francisco Centre, an unconsolidated regional mall in San Francisco, California	(2,000)	-	-
Mesa del Sol Fidelity, an unconsolidated office building in Albuquerque, New Mexico	-	-	(2,055)
Golden Gate, an unconsolidated retail project in Mayfield Heights, Ohio	-	(2,678)	-
350 Massachusetts Avenue, primarily refinancing proceeds from an unconsolidated office building in Cambridge, Massachusetts	-	-	24,417
Marketplace at River Park, primarily refinancing proceeds from an unconsolidated regional mall in Fresno, California	-	-	1,920
Unconsolidated development activity in Las Vegas, Nevada(1)	-	-	(17,299)
Waterfront Station, an unconsolidated development project in Washington, D.C.(1)	-	-	(10,961)
Return of temporary advances from various Commercial Group properties to implement uniform portfolio cash management process	(9,527)	(28,100)	-
Other net (advances) of investment of equity method investments and other advances to affiliates	(4,341)	(8,154)	(3,726)

Total change in investments in and advances to affiliates - (investment in) or return of investment	$11,401	$(81,314)	$(61,715)

Net cash used in investing activities	$(847,049)	$(1,153,946)	$(1,270,156)

(1)	These projects changed from the equity method of accounting to full consolidation. Amounts represent investments in development projects prior to the change to full consolidation.

Financing Activities
Net cash provided by financing activities was $521,769,000, $717,717,000 and $976,492,000 for the years ended January 31, 2011, 2010 and 2009, respectively. The net cash provided by financing activities consisted of the following:

	Years Ended January 31,
	2011	2010	2009
	(in thousands)

Proceeds from nonrecourse mortgage debt and notes payable	$658,833	$770,972	$1,267,807
Principal payments on nonrecourse mortgage debt and notes payable	(321,629)	(260,294)	(590,909)
Borrowings on bank revolving credit facility	876,052	844,000	670,000
Payments on bank revolving credit facility	(822,416)	(1,125,984)	(343,500)
Payment of subordinated debt	-	(20,400)	-
Purchase of Puttable Equity-Linked senior Notes due 2011 and Senior Notes due 2017	(16,569)	-	(10,571)
Proceeds received from termination of Convertible Senior Note hedge	1,869	-	-
Proceeds from Puttable Equity-Linked Senior Notes due 2014, net of $2,803 of issuance costs and discount	-	29,764	-
Proceeds from Convertible Senior Notes due 2016, net of $6,838 of issuance costs	-	193,162	-
Payment of Convertible Senior Notes hedge transaction	-	(15,900)	-
Payment of deferred financing costs	(36,745)	(32,756)	(34,491)

(Increase) decrease in restricted cash and escrowed funds:
Ten MetroTech Center, an office building in Brooklyn, New York	(4,755)	-	-
Higbee Building, an office building in Cleveland, Ohio	(2,520)	-	-
Shops at Wiregrass, a regional mall in Tampa, Florida	(1,351)	-	-
John Hopkins - 855 North Wolfe Street, an office building in East Baltimore, Maryland	(526)	(13,818)	-
Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois	(252)	(572)	2,300
Hamel Mill Lofts, an apartment complex in Haverhill, Massachusetts	-	14,813	30,723
Sky55, an apartment complex in Chicago, Illinois	-	2,176	(1,672)
Easthaven at the Village, an apartment community in Beachwood, Ohio	-	2,148	(2,148)
100 Landsdowne, an apartment complex in Cambridge, Massachusetts	-	401	1,751
Lucky Strike, an apartment complex in Richmond, Virginia	-	396	7,665
Uptown Apartments, an apartment community in Oakland, California	-	230	2,051
Prosper, a land development project in Prosper, Texas	-	115	2,688
Edgeworth Building, an office building in Richmond, Virginia	-	-	2,981
Metro 417, an apartment community in Los Angeles, California	-	-	2,545
101 San Fernando, an apartment community in San Jose, California	-	-	2,509
Sterling Glen of Great Neck, a supported-living community in Great Neck, New York	-	-	1,520
Other	(228)	(332)	(384)

Total (increase) decrease in restricted cash and escrowed funds	$(9,632)	$5,557	$52,529

Increase (decrease) in checks issued but not yet paid	8,310	(9,808)	(9,617)
Proceeds from issuance of Series A preferred stock, net of $5,544 of issuance costs	44,456	-	-
Payment for equity call hedge related to the issuance of series A preferred stock	(17,556)	-	-
Dividends paid to preferred shareholders	(11,807)	-	-
Dividends paid to common shareholders	-	-	(33,020)
Sale of common stock, net	-	329,917	-
Payment in exchange for 119,000 Class A Common Units	-	-	(3,501)
Purchase of treasury stock	(786)	(133)	(663)
Exercise of stock options	2,621	128	1,133
Excess income tax benefit from stock-based compensation	-	-	(3,569)
Distribution of accumulated equity to noncontrolling partner	-	-	(3,710)
Contributions from redeemable noncontrolling interest	181,909	-	-
Contributions from noncontrolling interests	5,636	21,831	45,643
Distributions to noncontrolling interests	(20,777)	(12,339)	(27,069)

Net cash provided by financing activities	$521,769	$717,717	$976,492

CLASS A COMMON UNITS
Master Contribution Agreement
We and certain of our affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of ours, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) on August 14, 2006. Pursuant to the Master Contribution Agreement, on November 8, 2006, we issued Class A Common Units (“Units”) in a jointly-owned limited liability company to the BCR Entities in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. We accounted for the issuance of the Units in exchange for the noncontrolling interests under the purchase method of accounting. The Units may be exchanged for one of the following forms of consideration at our sole discretion: (i) an equal number of shares of our Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of our Class A common stock. We have no rights to redeem or repurchase the Units. At January 31, 2011 and 2010, 3,646,755 Units were outstanding. The carrying value of the Units of $186,021,000 is included as noncontrolling interests at January 31, 2011 and 2010.
Also pursuant to the Master Contribution Agreement, we and Mr. Ratner agreed that certain projects under development would remain owned jointly until such time as each individual project was completed and achieved “stabilization.” As each of the development projects achieves stabilization, it is valued and we, in our discretion, choose among various options for the ownership of the project following stabilization consistent with the Master Contribution Agreement. The development projects were not covered by the Tax Protection Agreement (the “Tax Protection Agreement”) that the parties entered into in connection with the Master Contribution Agreement. The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties.
During the year ended January 31, 2010, we sold one of the operating properties. As a result, in accordance with the terms of the Tax Protection Agreement, we paid the BCR Entities $1,695,000 for tax indemnification during the year ended January 31, 2011.
New York Times and Twelve MetroTech Center
Two of the development projects, New York Times, an office building located in Manhattan, New York and Twelve MetroTech Center, an office building located in Brooklyn, New York, achieved stabilization in 2008. We elected to cause certain of our affiliates to acquire for cash the BCR Entities’ interests in the two projects pursuant to agreements dated May 6, 2008 and May 12, 2008, respectively. In accordance with the agreements, the applicable BCR Entities assigned and transferred their interests in the two projects to affiliates of ours and will receive approximately $121,000,000 over a 15-year period. An affiliate of ours has also agreed to indemnify the applicable BCR Entity against taxes payable by it by reason of a subsequent sale or other disposition of one of the projects. The tax indemnity provided by the affiliate of ours expires on December 31, 2014 and is similar to the indemnities provided for the operating properties under the Tax Protection Agreement.
The consideration exchanged by us for the BCR Entities’ interest in the two development projects has been accounted for under the purchase method of accounting. Pursuant to the agreements, the BCR Entities received an initial cash amount of $49,249,000. We calculated the net present value of the remaining payments over the 15 year period using a discounted interest rate. This initial discounted amount of $56,495,000 was recorded in accounts payable and accrued expenses and will be accreted up to the total liability through interest expense over the next 15 years using the effective interest method.
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

PREFERRED STOCK
Our 7.0% Series A cumulative perpetual convertible preferred stock (“Series A preferred stock”) ranks junior to all of our existing and future debt obligations, including convertible or exchangeable debt securities; senior to our Class A common stock and Class B common stock and any future equity securities that by their terms rank junior to the Series A preferred stock with respect to distribution rights or payments upon our liquidation, winding-up or dissolution; equal with future series of preferred stock or other equity securities that by their terms are on a parity with the Series A preferred stock; and junior to any future equity securities that by their terms rank senior to the Series A preferred stock.
Holders may convert the Series A preferred stock at their option, into shares of Class A common stock, at any time. Upon conversion, the holder would receive approximately 3.3 shares of Class A common stock per $50 liquidation preference of Series A preferred stock, based on an initial conversion price of $15.12 per share of Class A common stock, subject to adjustment. We may elect to mandatorily convert some or all of the Series A preferred stock if the Daily Volume Weighted Average Price of our Class A common stock equals or exceeds 150% of the initial conversion price then in effect for at least 20 out of 30 consecutive trading days. If we elect to mandatorily convert some or all of the Series A preferred stock, we must make a Dividend Make-Whole Payment on the Series A preferred stock equal to the total value of the aggregate amount of dividends that would have accrued and become payable from March 2010 to March 2013, less any dividends already paid on the Series A preferred stock. The Dividend Make-Whole Payment is payable in cash or shares of our Class A common stock, or a combination thereof, at our option.
COMMITMENTS AND CONTINGENCIES
We have various guarantees, including indirect guarantees of indebtedness of others. We believe the risk of payment under these guarantees, as described below, is remote and, to date, no payments have been made under these guarantees.
As of January 31, 2011, we have a guaranteed loan of $1,400,000 relating to our share of a bond issue made by the Village of Woodridge, relating to a Land Development Group project in suburban Chicago, Illinois. This bond issue guarantee terminates April 30, 2015, unless the bonds are paid sooner, and is limited to $500,000 in any one year. We also had outstanding letters of credit of $63,418,000 as of January 31, 2011. The maximum potential amount of future payments on the guaranteed loan and letters of credit we could be required to make is the total amounts noted above.
We have entered into certain partnerships whereby the outside investment partner is allocated certain tax credits. These partnerships typically require us to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive or the loss of allocated tax credits and tax losses. At January 31, 2011, the maximum potential payment under these tax indemnity guarantees was approximately $132,947,000 (of which $80,931,000 has been recorded in accounts payable and accrued expenses). We believe that all necessary requirements for qualifications for such tax credits have been and will continue to be met and that our investment partners will be able to receive expense allocations associated with the properties. We do not expect to make any payments under these guarantees.
Our mortgage loans are nonrecourse; however, in some cases, lenders carve out certain items from the nonrecourse provisions. These carve-out items enable the lenders to seek recourse if we or the joint venture engage in certain acts as defined in the respective agreements such as commit fraud, intentionally misapply funds, or intentionally misrepresent facts. We have also provided certain environmental guarantees. Under these environmental remediation guarantees, we must remediate any hazardous materials brought onto the property in violation of environmental laws. The maximum potential amount of future payments we could be required to make on the environmental guarantees is limited to the actual losses suffered or actual remediation costs incurred. A portion of these carve-outs and guarantees have been made on behalf of joint ventures and we believe any liability would not exceed our partners’ share of the outstanding principal balance of the loans in which these carve-outs and environmental guarantees have been made. At January 31, 2011, the outstanding balance of the partners’ share of these loans was approximately $381,665,000. We believe the risk of payment on the carve-out guarantees is mitigated, in most cases, by the fact that we manage the property, and in the event our partner did violate one of the carve-out items, we would seek recovery from our partner for any payments we would make. Additionally, we further mitigate our exposure through environmental insurance and other types of insurance coverage.
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
We customarily guarantee lien-free completion of projects under construction. Upon completion as defined, the guarantees are released. We currently provide the following completion guarantees on our completed projects and projects under construction and development:

		Percent
	Total Costs	Completed

	(dollars in thousands)

At January 31, 2011
Openings and acquisitions	$837,236	93%
Under construction	2,715,018	67%

Total Real Estate	$3,552,254	73%

Additionally, we have provided a guaranty of payment, performance and completion of certain obligations associated with certain Military Housing Privatization Initiative (“MHPI”) projects. These guarantees do not include a guaranty of available MHPI project sources and we cannot be compelled to replace a deficiency in available sources. In the event the guaranty were called upon, any money advanced by us would be replaced by appropriate sources available within the MHPI project. Inclusive of the available MHPI project sources, we believe the maximum net exposure to be $89,019,000 at January 31, 2011. Currently, we anticipate further MHPI project sources will cover this maximum exposure and future advances by us will not be required.
In addition to what is stated above, we have guaranteed the lender the lien free completion of certain horizontal infrastructure associated with certain land development projects. The maximum amount due by us under these completion guarantees is limited to $71,386,000.
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
In connection with our (through our subsidiary NS&E) August 2004 purchase of The Nets and our May 12, 2010 sale of an 80% interest in The Nets, we, certain subsidiaries and certain members have provided an indemnity guarantee to the NBA for any losses arising from the transaction, including the potential relocation of the team. Our indemnity is effective as long as we own an interest in the team. The indemnification provisions are standard provisions that are required by the NBA. We and the other indemnifying parties have insurance coverage of $100,000,000 in connection with such indemnity. We evaluated the indemnity guarantee and determined that the fair value of our liability for our obligations under the guarantee was not material.
Certain of our ground leases include provisions requiring us to indemnify the ground lessor against claims or damages occurring on or about the leased property during the term of the ground lease. These indemnities generally were entered into prior to the effective date of accounting guidance related to guarantees; therefore, they have not been recorded in our consolidated financial statements at January 31, 2011. The maximum potential amount of future payments we could be required to make is limited to the actual losses suffered. We mitigate our exposure to loss related to these indemnities through insurance coverage.

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
We issued a $40,000,000 guaranty in connection with certain environmental testing and subsurface investigation work that was performed pursuant to a temporary entry license agreement issued by the Metropolitan Transportation Authority and the Long Island Rail Road Company in connection with the development of a mixed-use project in Brooklyn, New York. Under the terms of such license agreement, the sum of the guaranty could be reduced two years after completion of the work if no environmental response action was required because of the work, and remain in place in such reduced amount for an additional four years. The work was completed on July 16, 2006, and no environmental response action arose from the work. Accordingly, the sum of the guaranty was reduced to $30,000,000 and will remain in place until July 16, 2012. We are not aware of any further environmental work related to this project or guarantee that would have a material effect on our financial position, cash flows or results of operations.
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
As of January 31, 2011, we are subject to certain contractual obligations, some of which are off-balance sheet, as described in the table below:

	Payments Due by Period
	January 31,
	Total	2012	2013	2014	2015	2016	Thereafter

	(in thousands)

Long-Term Debt:
Nonrecourse mortgage debt and notes payable(1)	$7,207,218	$1,210,850	$1,614,780	$993,328	$475,486	$362,627	$2,550,147
Share of nonrecourse mortgage debt and notes payable of unconsolidated entities	1,713,367	177,957	148,687	77,753	175,010	137,133	996,827
Bank revolving credit facility (2)	137,152	-	137,152	-	-	-	-
Senior and subordinated debt	773,683	45,480	-	29,000	198,806	178,253	322,144
Interest payments on long-term debt	2,861,080	503,689	435,397	358,377	289,955	245,782	1,027,880
Preferred stock dividends (3)	77,000	15,400	15,400	15,400	15,400	15,400	-
Operating leases	565,644	15,684	14,407	13,845	13,303	13,435	494,970
Share of operating leases of unconsolidated entities	125,761	2,769	2,756	2,726	2,660	2,642	112,208
Construction contracts	96,983	93,040	3,943	-	-	-	-
Military housing construction contracts (4)	266,827	169,128	41,758	29,204	26,737	-	-
Other (5)(6)	114,638	89,433	16,471	4,680	2,562	1,283	209

Total Contractual Obligations	$13,939,353	$2,323,430	$2,430,751	$1,524,313	$1,199,919	$956,555	$5,504,385

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

(3)
These amounts represent dividends that we are obligated to declare and pay on our 7.0% Series A cumulative perpetual convertible preferred stock. For purposes of this table, we assume that all preferred stock is converted into Class A common stock on January 31, 2016.

(4)
These amounts represent funds that we are obligated to pay under various construction contracts related to our military housing projects where we act as the construction manager. These obligations are primarily reimbursable costs from the respective projects and a corresponding account receivable is recorded when the costs are incurred.

(5)
These amounts represent funds that we are legally obligated to pay under various service contracts, employment contracts and licenses over the next several years as well as unrecognized tax benefits. These contracts are typically greater than one year and either do not contain a cancellation clause or cannot be terminated without substantial penalty. We have several service contracts with vendors related to our property management including maintenance, landscaping, security and phone service. In addition, we have other service contacts that we enter into during our normal course of business which extend beyond one year and are based on usage including snow plowing, answering services, copier maintenance and cycle painting. As we are unable to predict the usage variables, these contracts have been excluded from our summary of contractual obligations at January 31, 2011.

(6)	See the “Financing Arrangements” section of the MD&A for information on certain off-balance sheet arrangements related to Stapleton that are included in the table above.

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
NEW ACCOUNTING GUIDANCE
The following accounting pronouncements were adopted during the year ended January 31, 2011:
In January 2010, the Financial Accounting Standards Board (“FASB”) issued amendments to the accounting guidance on fair value measurements and disclosures. This guidance requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. It also requires an entity to present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). This guidance clarifies existing disclosures related to the level of disaggregation and inputs and valuation techniques. This guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for the disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. The adoption of this guidance related to the Level 1 and Level 2 fair value measurements on February 1, 2010 did not have a material impact on our consolidated financial statements. We do not expect the adoption of the guidance related to the Level 3 fair value measurement disclosures to have a material impact on our consolidated financial statement disclosures.
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
The following new accounting pronouncements will be adopted on their respective required effective date:
In December 2010, the FASB issued an amendment to the accounting guidance on the disclosure of supplementary pro forma information for business combinations. This guidance specifies that if a public entity is required to present pro forma comparative financial statements for business combinations that occurred during the current reporting period, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance is effective for fiscal years beginning on or after December 15, 2010. Early adoption is permitted. We do not expect the adoption of this accounting guidance to have a material impact on our consolidated financial statement disclosures.
In December 2010, the FASB issued an amendment to the accounting guidance on goodwill and other intangible assets. This guidance specifies when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The guidance is effective for fiscal years beginning after December 15, 2010. Early adoption is not permitted. We do not expect the adoption of this accounting guidance to have a material impact on our consolidated financial statements.

SUBSEQUENT EVENTS
CEO Succession
On March 1, 2011, we announced that President and CEO Charles A. Ratner will become Chairman of the Board, and will be succeeded as President and CEO by David J. LaRue, currently Executive Vice President and COO. The changes are a part of our succession planning process and will be effective on the date of our Annual Meeting of Shareholders on June 10, 2011.
Casino Related Agreements
On February 1, 2011, we announced the closing of the sale of approximately 16 acres of land, together with air rights, to Rock Ohio Caesars Cleveland LLC (“Rock Ohio”) for $85,000,000. The land is adjacent to our, Tower City Center mixed-use complex. We received a deposit of $11,000,000 at closing on January 31, 2011, $33,900,000 in February 2011, with the remaining purchase price payable in installments in 2011 and 2012.
On February 23, 2011, we signed a lease agreement with Rock Ohio for space at the Higbee Building within our Tower City Center mixed-use complex. Rock Ohio will use the space for Phase I of its new Horseshoe Casino Cleveland. The five-year lease, which includes extension options, is for approximately 303,000 square feet on the lower level and first, second and third floors of the building.
Property Disposition
In February 2011, we completed the sale of our 50% interest in Met Lofts, an unconsolidated apartment community in Los Angeles, California, to our 50% partner. The sale generated net cash proceeds of approximately $13,200,000.
In February 2011, we completed the sale of the Charleston Marriott, in Charleston, West Virginia for $25,500,000. The sale generated net cash proceeds of approximately $8,600,000.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-K and other factors that might cause differences, some of which could be material, include, but are not limited to, the impact of current lending and capital market conditions on our liquidity, ability to finance or refinance projects and repay our debt, the impact of the current economic environment on the ownership, development and management of our real estate portfolio, general real estate investment and development risks, vacancies in our properties, further downturns in the housing market, competition, illiquidity of real estate investments, bankruptcy or defaults of tenants, anchor store consolidations or closings, international activities, the impact of terrorist acts, risks associated with an investment in a professional sports team, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our credit facility and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, the impact of credit rating downgrades, effects of uninsured or underinsured losses, effects of a downgrade or failure of our insurance carriers, environmental liabilities, conflicts of interest, risks associated with the sale of tax credits, risks associated with developing and managing properties in partnership with others, the ability to maintain effective internal controls, compliance with governmental regulations, increased legislative and regulatory scrutiny of the financial services industry, volatility in the market price of our publicly traded securities, inflation risks, litigation risks, as well as other risks listed from time to time in our reports filed with the Securities and Exchange Commission. We have no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Ongoing economic conditions continue to negatively impact the lending and capital markets. Our market risk includes the increased difficulty or inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity (see the “Lending and Capital Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt” section of Item 1A. Risk Factors). We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At January 31, 2011, our outstanding variable-rate debt consisted of $2,699,296,000 of taxable debt and $769,628,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. However, due to the current market conditions, when available, we are currently extending maturities with existing lenders at current market terms. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.
(continued on next page)

To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps

	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate

	(dollars in thousands)

02/01/11-02/01/12	$600,192	5.18%	$1,245,900	3.77%
02/01/12-02/01/13	491,182	5.53	949,800	4.46
02/01/13-02/01/14	489,926	5.53	685,000	5.43
02/01/14-09/01/17	-	-	640,000	5.50
Tax-Exempt (Priced off of SIFMA Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate

	(dollars in thousands)

02/01/11-02/01/12	$174,639	5.83%
02/01/12-02/01/13	146,239	5.80
02/01/13-02/01/14	10,414	6.96
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
Forward Swaps
We have entered into forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, we intend to simultaneously terminate the forward swap associated with that financing. At January 31, 2010, we had two forward swaps with an aggregate notional amount of $189,325,000, neither of which qualified for hedge accounting. The change in fair value of these swaps is marked to market through earnings on a quarterly basis. On May 3, 2010, we terminated one of these swaps. As a result, at January 31, 2011, we have one remaining forward swap outstanding with a notional amount of $60,900,000. Subsequent to January 31, 2011, in conjunction with locking the rate on an upcoming refinancing, we terminated this swap.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of January 31, 2011, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $9,817,000 at January 31, 2011. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $8,680,000 at January 31, 2011. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At January 31, 2011 and 2010, we reported interest rate caps and floors at fair value of approximately $195,000 and $1,771,000, respectively, in other assets. We also included interest rate swap agreements and TRS with positive fair values of approximately $4,661,000 and $2,154,000 at January 31, 2011 and 2010, respectively, in other assets. At January 31, 2011 and 2010, we included interest rate swap agreements and TRS that had a negative fair value of approximately $156,587,000 and $192,526,000, respectively, (which includes the forward swaps) in accounts payable and accrued expenses.

We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the table below contains the estimated fair value of our long-term debt at January 31, 2011.

			Fair Value
			with 100 bp Decrease
	Carrying Value	Fair Value	in Market Rates

	(in thousands)

Fixed	$4,649,129	$4,802,728	$5,165,383
Variable
Taxable	2,699,296	2,754,585	2,850,788
Tax-Exempt	769,628	764,981	829,650

Total Variable	$3,468,924	$3,519,566	$3,680,438

Total Long-Term Debt	$8,118,053	$8,322,294	$8,845,821

The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)
January 31, 2011

	Expected Maturity Date
	Year Ending January 31,
							Total
						Period	Outstanding	Fair Market
Long-Term Debt	2012	2013	2014	2015	2016	Thereafter	1/31/11	Value 1/31/11

	(dollars in thousands)

Fixed:
Fixed-rate debt	$280,274	$345,211	$855,352	$462,257	$361,758	$1,570,594	$3,875,446	$4,087,103
Weighted average interest rate	6.77%	6.10%	6.56%	5.96%	5.59%	5.75%	6.04%

Senior & subordinated debt (1)	45,480 (3)	-	29,000 (5)	198,806 (4)	178,253	322,144	773,683	715,625
Weighted average interest rate	3.63%	-%	7.88%	3.63%	7.63%	6.35%	5.84%

Total Fixed-Rate Debt	325,754	345,211	884,352	661,063	540,011	1,892,738	4,649,129	4,802,728

Variable:
Variable-rate debt	798,146	1,064,953	46,411	12,414	-	640,220	2,562,144	2,617,433
Weighted average interest rate(2)	3.80%	3.38%	6.05%	1.46%	-%	7.18%	4.50%

Tax-exempt	132,430	204,616	91,565	815	869	339,333	769,628	764,981
Weighted average interest rate(2)	2.63%	2.52%	2.78%	3.79%	3.79%	1.42%	2.09%

Bank revolving credit facility (1)	-	137,152	-	-	-	-	137,152	137,152
Weighted average interest rate(2)	-%	5.75%	-%	-%	-%	-%	5.75%

Total Variable-Rate Debt	930,576	1,406,721	137,976	13,229	869	979,553	3,468,924	3,519,566

Total Long-Term Debt	$1,256,330	$1,751,932	$1,022,328	$674,292	$540,880	$2,872,291	$8,118,053	$8,322,294

Weighted average interest rate	4.33%	4.00%	6.24%	5.19%	6.26%	5.62%	5.16%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of January 31, 2011.

(3)
Represents the principal amount of the puttable equity-linked senior notes of $46,891 less the unamortized discount of $1,411 as of January 31, 2011, as adjusted for the adoption of accounting guidance for convertible debt instruments. This unamortized discount is accreted through interest expense, which resulted in an effective interest rate of 7.51%.

(4)	Contains the principal amount of the puttable equity-linked senior notes less the unamortized discount of $1,194 as of January 31, 2011.

(5)	The mandatory tender date of the custodial receipts, which represent ownership in the bonds, was used for the expected maturity date in lieu of the maturity date on the face of the bonds.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)
January 31, 2010

	Expected Maturity Date
	Year Ending January 31,
							Total
						Period	Outstanding	Fair Market
Long-Term Debt	2011	2012	2013	2014	2015	Thereafter	1/31/10	Value 1/31/10

	(dollars in thousands)

Fixed:
Fixed-rate debt	$252,825	$355,527	$332,056	$824,186	$525,598	$1,849,040	$4,139,232	$4,116,848
Weighted average interest rate	7.04%	7.03%	5.99%	6.09%	5.99%	5.92%	6.13%

Senior & subordinated debt (1)	-	98,944 (3)	-	29,000 (5)	198,480 (4)	750,000	1,076,424	861,606
Weighted average interest rate	-%	3.63%	-%	7.88%	3.63%	6.67%	5.86%

Total Fixed-Rate Debt	252,825	454,471	332,056	853,186	724,078	2,599,040	5,215,656	4,978,454

Variable:
Variable-rate debt	599,742	525,372	695,187	46,411	12,415	639,999	2,519,126	2,492,464
Weighted average interest rate(2)	3.72%	4.16%	4.87%	6.05%	1.43%	6.40%	4.84%

Tax-exempt	-	132,430	204,616	91,565	815	532,089	961,515	925,718
Weighted average interest rate(2)	-%	2.60%	2.47%	1.52%	3.70%	1.60%	1.92%

Bank revolving credit facility (1)	-	-	83,516	-	-	-	83,516	83,516
Weighted average interest rate(2)	-%	-%	5.75%	-%	-%	-%	5.75%

Total Variable-Rate Debt	599,742	657,802	983,319	137,976	13,230	1,172,088	3,564,157	3,501,698

Total Long-Term Debt	$852,567	$1,112,273	$1,315,375	$991,162	$737,308	$3,771,128	$8,779,813	$8,480,152

Weighted average interest rate	4.70%	4.85%	4.83%	5.72%	5.27%	5.54%	5.26%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of January 31, 2010.

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

Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	92
Consolidated Balance Sheets	93
Consolidated Statements of Operations	94
Consolidated Statements of Comprehensive Income (Loss)	95
Consolidated Statements of Equity	96
Consolidated Statements of Cash Flows	97
Notes to Consolidated Financial Statements	101

Supplementary Data:
Quarterly Consolidated Financial Data (Unaudited)	155

Financial Statement Schedules:
Schedule II – Valuation and Qualifying Accounts	165
Schedule III – Real Estate and Accumulated Depreciation	166

All other schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
of Forest City Enterprises, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of Forest City Enterprises, Inc. and its subsidiaries at January 31, 2011 and January 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note A to the consolidated financial statements, Forest City Enterprises, Inc. changed the manner in which it assesses consolidation principles for variable interest entities commencing February 1, 2010.
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
/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
March 30, 2011

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets

	January 31,
	2011	2010
	(in thousands)

Assets
Real Estate
Completed rental properties	$8,215,425	$8,479,802
Projects under construction and development	2,706,235	2,641,170
Land held for development or sale	244,879	219,807

Total Real Estate	11,166,539	11,340,779

Less accumulated depreciation	(1,614,399)	(1,593,658)

Real Estate, net - (variable interest entities $2,627.8 million at January 31, 2011)	9,552,140	9,747,121

Cash and equivalents - (variable interest entities $24.7 million at January 31, 2011)	193,372	251,405
Restricted cash and escrowed funds - (variable interest entities $471.4 million at January 31, 2011)	720,180	427,921
Notes and accounts receivable, net	403,101	388,536
Investments in and advances to affiliates	141,017	265,343
Other assets - (variable interest entities $166.8 million at January 31, 2011)	759,399	836,385

Total Assets	$11,769,209	$11,916,711

Liabilities and Equity
Liabilities
Mortgage debt and notes payable, nonrecourse - (variable interest entities $1,879.0 million at January 31, 2011)	$7,207,218	$7,619,873
Bank revolving credit facility	137,152	83,516
Senior and subordinated debt - (variable interest entities $29.0 million at January 31, 2011)	773,683	1,076,424
Accounts payable and accrued expenses - (variable interest entities $150.2 million at January 31, 2011)	1,074,042	1,194,688
Deferred income taxes	489,974	437,370

Total Liabilities	9,682,069	10,411,871

Redeemable Noncontrolling Interest	226,829	-

Commitments and Contingencies	-	-

Equity
Shareholders’ Equity
Preferred stock - 7.0% Series A cumulative perpetual convertible, without par value, $50 liquidation preference; 6,400,000 and -0- shares authorized; 4,399,998 and -0- shares issued and outstanding, respectively	220,000	-
Preferred stock - without par value; 13,600,000 and 10,000,000 shares authorized, respectively; no shares issued	-	-
Common stock - $.33 1/3 par value
Class A, 371,000,000 and 271,000,000 shares authorized, 144,251,634 and 132,836,322 shares issued and 144,230,310 and 132,808,270 shares outstanding, respectively	48,084	44,279
Class B, convertible, 56,000,000 shares authorized, 21,218,753 and 22,516,208 shares issued and outstanding, respectively; 26,257,961 issuable	7,073	7,505

Total common stock	55,157	51,784
Additional paid-in capital	689,004	571,189
Retained earnings	659,926	613,073
Less treasury stock, at cost; 21,324 and 28,052 Class A shares, respectively	(259)	(154)

Shareholders’ equity before accumulated other comprehensive loss	1,623,828	1,235,892
Accumulated other comprehensive loss	(94,429)	(87,266)

Total Shareholders’ Equity	1,529,399	1,148,626

Noncontrolling interest	330,912	356,214

Total Equity	1,860,311	1,504,840

Total Liabilities and Equity	$11,769,209	$11,916,711

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended January 31,
	2011	2010	2009
	(in thousands, except per share data)

Revenues from real estate operations	$1,177,661	$1,232,013	$1,251,602

Expenses
Operating expenses	685,783	704,552	767,170
Depreciation and amortization	243,847	260,223	259,487
Impairment of real estate	6,803	8,907	1,262

	936,433	973,682	1,027,919

Interest expense	(315,340)	(343,146)	(356,503)
Amortization of mortgage procurement costs	(13,487)	(13,709)	(11,791)
Gain (loss) on early extinguishment of debt	(21,035)	36,569	(2,159)

Interest and other income	52,826	53,999	42,423
Net gain on disposition of partial interests in rental properties and other investment	257,990	-	-

Earnings (loss) before income taxes	202,182	(7,956)	(104,347)

Income tax expense (benefit)
Current	(275)	6,994	(28,625)
Deferred	69,995	(19,223)	(1,399)

	69,720	(12,229)	(30,024)

Equity in earnings (loss) of unconsolidated entities	42,265	21,303	(14,300)
Impairment of unconsolidated entities	(72,459)	(36,356)	(21,285)

Earnings (loss) from continuing operations	102,268	(10,780)	(109,908)

Discontinued operations, net of tax:
Operating earnings from rental properties before impairments	264	7	1,639
Impairment of real estate	(48,731)	(16,770)	-
Gain on disposition of rental properties	32,209	2,784	8,159
Gain on disposition of Lumber Group	-	718	680

	(16,258)	(13,261)	10,478

Net earnings (loss)	86,010	(24,041)	(99,430)

Noncontrolling interests
Earnings from continuing operations attributable to noncontrolling interests	(22,974)	(6,727)	(13,456)
(Earnings) loss from discontinued operations attributable to noncontrolling interests	(4,376)	117	(361)

	(27,350)	(6,610)	(13,817)

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$58,660	$(30,651)	$(113,247)

Preferred dividends	(11,807)	-	-

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$46,853	$(30,651)	$(113,247)

Basic earnings (loss) per common share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. available to common shareholders	$0.42	$(0.13)	$(1.20)
Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc.	(0.13)	(0.09)	0.10

Net earnings (loss) attributable to Forest City Enterprises, Inc. available to common shareholders	$0.29	$(0.22)	$(1.10)

Diluted earnings (loss) per common share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. available to common shareholders	$0.42	$(0.13)	$(1.20)
Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc.	(0.12)	(0.09)	0.10

Net earnings (loss) attributable to Forest City Enterprises, Inc. available to common shareholders	$0.30	$(0.22)	$(1.10)

The accompanying notes are an integral part of these consolidated financial statements

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended January 31,
	2011	2010	2009
	(in thousands)

Net earnings (loss)	$86,010	$(24,041)	$(99,430)

Other comprehensive income (loss), net of tax:

Unrealized net losses on investment securities	(18)	(187)	(172)

Foreign currency translation adjustments	(30)	474	(1,372)

Unrealized net gains (losses) on interest rate derivative contracts	(7,178)	20,291	(33,334)

Total other comprehensive income (loss), net of tax	(7,226)	20,578	(34,878)

Comprehensive income (loss)	78,784	(3,463)	(134,308)

Comprehensive income attributable to noncontrolling interest	(27,287)	(6,933)	(13,804)

Total comprehensive income (loss) attributable to Forest City Enterprises, Inc.	$51,497	$(10,396)	$(148,112)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Equity

											Accumulated
	Preferred Stock		Common Stock				Additional				Other
	Series A		Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interest	Total
	(in thousands)

Balances at January 31, 2008		$-	78,238	$26,079	24,388	$8,129	$255,989	$781,790	36	$(1,665)	$(72,656)	$281,689	$1,279,355
Net loss								(113,247)				13,817	(99,430)
Other comprehensive loss, net of tax											(34,865)	(13)	(34,878)
Common stock dividends $.24 per share								(24,819)					(24,819)
Purchase of treasury stock									19	(663)			(663)
Conversion of Class B to Class A shares			1,590	530	(1,590)	(530)							-
Exercise of stock options			44	16			(1,190)		(53)	2,307			1,133
Reversal of excess income tax benefit from stock based compensation							(3,748)						(3,748)
Purchase of Puttable Equity-Linked Senior Notes due 2011 (Note G)							(374)						(374)
Restricted stock vested			82	27			(27)						-
Stock-based compensation							17,120						17,120
Conversion of Class A Common Units			128	42			3,736					(12,624)	(8,846)
Distribution of accumulated equity to noncontrolling partners							(3,710)						(3,710)
Removal of noncontrolling interest due to sale of assets or acquisition of partners’ noncontrolling interest												3,197	3,197
Change to full consolidation method of accounting for subsidiaries												27,495	27,495
Contributions from noncontrolling interests												45,643	45,643
Distributions to noncontrolling interests												(27,069)	(27,069)
Other changes in noncontrolling interests												5,693	5,693

Balances at January 31, 2009	-	$-	80,082	$26,694	22,798	$7,599	$267,796	$643,724	2	$(21)	$(107,521)	$337,828	$1,176,099
Net loss								(30,651)				6,610	(24,041)
Other comprehensive loss, net of tax											20,255	323	20,578
Issuance of Class A common shares in equity offering			52,325	17,442			312,475						329,917
Purchase of treasury stock									26	(133)			(133)
Conversion of Class B to Class A shares			282	94	(282)	(94)							-
Exercise of stock options			15	5			123						128
Excess income tax benefit (deficiency) from stock based compensation							(2,068)						(2,068)
Exchange of Puttable Equity-Linked Senior Notes due 2011 (Note G)							(17,490)						(17,490)
Purchase of Convertible Senior Note hedge, net of tax (Note G)							(9,734)						(9,734)
Restricted stock vested			132	44			(44)						-
Stock-based compensation							16,738						16,738
Acquisition of partners’ noncontrolling interest in consolidated subsidiary							3,393					(3,393)	-
Contributions from noncontrolling interests												21,831	21,831
Distributions to noncontrolling interests												(12,339)	(12,339)
Change to full consolidation method of accounting for a subsidiary												5,010	5,010
Other changes in noncontrolling interests												344	344

Balances at January 31, 2010	-	$-	132,836	$44,279	22,516	$7,505	$571,189	$613,073	28	$(154)	$(87,266)	$356,214	$1,504,840
Cumulative effect of adoption of new consolidation accounting guidance												(74,034)	(74,034)
Net earnings, net of $1,925 attributable to redeemable noncontrolling interest								58,660				29,275	87,935
Other comprehensive loss, net of tax											(7,163)	(63)	(7,226)
Purchase of treasury stock									54	(786)			(786)
Conversion of Class B to Class A shares			1,297	432	(1,297)	(432)							-
Issuance of Class A shares in exchange for Convertible Senior Notes (Note G)			9,774	3,258			133,186						136,444
Proceeds received from partial termination of Convertible Senior Notes hedge (Note G)							1,869						1,869
Issuance of Series A preferred stock for cash (Note U)	1,000	50,000					(5,544)						44,456
Issuance of Series A preferred stock in exchange for Senior Notes (Note U)	3,400	170,000					(2,342)						167,658
Purchase of equity call hedge related to issuance of preferred stock (Note U)							(17,556)						(17,556)
Preferred stock dividends (Note U)								(11,807)					(11,807)
Exercise of stock options			123	41			1,899		(61)	681			2,621
Purchase of Puttable Equity-Linked Senior Notes due 2011 (Note G)							7						7
Restricted stock vested			222	74			(74)						-
Stock-based compensation							14,931						14,931
Excess income tax deficiency from stock-based compensation							(2,216)						(2,216)
Redeemable noncontrolling interest adjustment							(6,845)						(6,845)
Acquisition of partner’s noncontrolling interest in consolidated subsidiary							500					(500)	-
Contributions from noncontrolling interests												18,136	18,136
Distributions to noncontrolling interests												(20,777)	(20,777)
Change to equity method of accounting due to disposition of partial interests in rental properties												23,493	23,493
Other changes in noncontrolling interests												(832)	(832)

Balances at January 31, 2011	4,400	$220,000	144,252	$48,084	21,219	$7,073	$689,004	$659,926	21	$(259)	$(94,429)	$330,912	$1,860,311

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended January 31,
	2011	2010	2009
	(in thousands)

Net earnings (loss)	$86,010	$(24,041)	$(99,430)
Depreciation and amortization	243,847	260,223	259,487
Amortization of mortgage procurement costs	13,487	13,709	11,791
Impairment of real estate	6,803	8,907	1,262
Impairment of unconsolidated entities	72,459	36,356	21,285
Write-off of abandoned development projects	8,195	26,739	52,211
Loss (gain) on early extinguishment of debt, net of cash prepayment penalties	21,035	(36,569)	(3,325)
Other income - net gain on sale of ownership interest in parking management company and other investments	-	-	(3,500)
Net gain on disposition of partial interests in rental properties and other investment	(257,990)	-	-
Deferred income tax expense (benefit)	69,995	(19,223)	(1,399)
Equity in (earnings) loss of unconsolidated entities	(42,265)	(21,303)	14,300
Stock-based compensation expense	7,969	7,509	8,505
Excess income tax benefit from stock-based compensation	-	-	3,569
Amortization and mark-to-market adjustments of derivative instruments	3,606	4,106	36,518
Non-cash interest expense related to Puttable Equity-Linked Senior Notes	1,858	6,917	8,943
Cash distributions from operations of unconsolidated entities	46,802	39,770	52,511
Discontinued operations:
Depreciation and amortization	4,170	8,532	12,240
Amortization of mortgage procurement costs	124	315	656
Impairment of real estate	79,603	27,394	-
Write-off of abandoned development projects	-	676	-
Deferred income tax benefit	(15,085)	(7,596)	(14,705)
Gain on disposition of rental properties and Lumber Group	(51,303)	(5,720)	(14,405)
Cost of sales of land included in projects under construction and development and completed rental properties	18,490	35,607	17,541
Increase in land held for development or sale	(14,973)	(6,861)	(16,994)
Decrease in notes and accounts receivable	7,595	12,912	13,684
Decrease in other assets	15,415	15,566	2,604
(Increase) decrease in restricted cash and escrowed funds used for operating purposes	(31,701)	(4,917)	6,435
(Decrease) increase in accounts payable and accrued expenses	(26,899)	41,321	(63,249)

Net cash provided by operating activities	$267,247	$420,329	$306,535

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended January 31,
	2011	2010	2009
	(in thousands)

Cash Flows from Investing Activities
Capital expenditures	$(723,158)	$(942,609)	$(1,086,367)
Payment of lease procurement costs	(20,387)	(13,153)	(36,826)
(Increase) decrease in other assets	(57,226)	2,373	(42,386)
Increase in restricted cash and escrowed funds used for investing purposes	(249,024)	(132,329)	(82,079)
Proceeds from disposition of partial interests in rental properties and disposition of rental properties	191,345	13,086	39,217
Decrease (increase) in investments in and advances to affiliates	11,401	(81,314)	(61,715)

Net cash used in investing activities	(847,049)	(1,153,946)	(1,270,156)

Cash Flows from Financing Activities
Proceeds from nonrecourse mortgage debt and notes payable	658,833	770,972	1,267,807
Principal payments on nonrecourse mortgage debt and notes payable	(321,629)	(260,294)	(590,909)
Borrowings on bank revolving credit facility	876,052	844,000	670,000
Payments on bank revolving credit facility	(822,416)	(1,125,984)	(343,500)
Payment of subordinated debt	-	(20,400)	-
Purchase of Puttable Equity-Linked Senior Notes due 2011 and Senior Notes due 2017	(16,569)	-	(10,571)
Proceeds received from partial termination of Convertible Senior Notes hedge	1,869	-	-
Proceeds from Puttable Equity-Linked Senior Notes due 2014, net of $2,803 of issuance costs and discount	-	29,764	-
Proceeds from Convertible Senior Notes due 2016, net of $6,838 of issuance costs	-	193,162	-
Payment for Convertible Senior Notes hedge transaction	-	(15,900)	-
Payment of deferred financing costs	(36,745)	(32,756)	(34,491)
Change in restricted cash and escrowed funds and book overdrafts	(1,322)	(4,251)	42,912
Proceeds from issuance of Series A preferred stock, net of $5,544 of issuance costs	44,456	-	-
Payment for equity call hedge related to the issuance of Series A preferred stock	(17,556)	-	-
Dividends paid to preferred shareholders	(11,807)	-	-
Dividends paid to common shareholders	-	-	(33,020)
Sale of common stock, net	-	329,917	-
Payment in exchange for 119,000 Class A Common Units	-	-	(3,501)
Purchase of treasury stock	(786)	(133)	(663)
Exercise of stock options	2,621	128	1,133
Excess income tax benefit from stock-based compensation	-	-	(3,569)
Distribution of accumulated equity to noncontrolling partner	-	-	(3,710)
Contributions from redeemable noncontrolling interest	181,909	-	-
Contributions from noncontrolling interests	5,636	21,831	45,643
Distributions to noncontrolling interests	(20,777)	(12,339)	(27,069)

Net cash provided by financing activities	521,769	717,717	976,492

Net (decrease) increase in cash and equivalents	(58,033)	(15,900)	12,871

Cash and equivalents at beginning of period	251,405	267,305	254,434

Cash and equivalents at end of period	$193,372	$251,405	$267,305

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Supplemental Non-Cash Disclosures:
The table below represents the effect of the following non-cash transactions:

	Years Ended January 31,
	2011	2010	2009
	(in thousands)

Operating activities
Increase in land held for development or sale (1)(2)(3)(4)	$(31,599)	$(50,740)	$(36,033)
Decrease (increase) in notes and accounts receivable (1)(4)(5)(6)(7)(8)(9)	22,560	10,842	(2,440)
Decrease (increase) in other assets (4)(5)(6)(7)(8)(9)(10)	80,953	46,620	(122,254)
Increase in restricted cash and escrowed funds (4)(6)(7)(8)	(1,953)	(142)	(144)
(Decrease) increase in accounts payable and accrued expenses (3)(4)(5)(6)(7)(8)(9)(10)(11)	(111,940)	(97,233)	214,469

Total effect on operating activities	$(41,979)	$(90,653)	$53,598

Investing activities
Decrease (increase) in projects under construction and development (2)(3)(4)(5)(7)(12)	$32,816	$108,000	$(454,089)
Decrease (increase) in completed rental properties (2)(3)(4)(5)(6)(7)(8)(9)(13)	514,025	(2,551)	25,531
Increase in restricted cash and escrowed funds(4)	-	-	(19,571)
Non-cash proceeds from disposition of properties (5)	153,470	70,554	72,881
Decrease in investments in and advances to affiliates (4)(6)(7)(8)(14)	111,644	12,789	168,987

Total effect on investing activities	$811,955	$188,792	$(206,261)

Financing activities
(Decrease) increase in nonrecourse mortgage debt and notes payable (4)(5)(6)(7)(8)(10)(14)	$(776,588)	$(112,379)	$124,239
(Decrease) increase in senior and subordinated debt (11)(15)(16)	(277,658)	11,414	-
Decrease in deferred tax liability (16)(17)	-	(6,218)	-
Increase in preferred stock(15)	170,000	-	-
Increase in class A common stock (11)(13)	2,636	-	42
Increase in additional paid-in capital (11)(12)(13)(14)(15)(16)(17)(18)	102,939	7,427	12,351
Increase in redeemable noncontrolling interest (14)	46,845	-	-
(Decrease) increase in noncontrolling interest (1)(4)(6)(7)(8)(13)(18)	(38,150)	1,617	16,031

Total effect on financing activities	$(769,976)	$(98,139)	$152,663

(1)	Receipt of land and a note receivable as contributions from noncontrolling interests during the year ended January 31, 2011.

(2)	Commercial Group and Residential Group outlots reclassified prior to sale from projects under construction and development or completed rental properties to land held for sale.

(3)	Increase or decrease in construction payables included in accounts payable and accrued expenses.

(4)
Change in consolidation method of accounting due to the occurrence of triggering events for Gladden Farms II in the Land Development Group during the year ended January 31, 2010 and Independence Place I apartments, Village Center apartments and a development project in the Residential Group, Waterfront Station, Village at Gulfstream Park, Shops at Wiregrass and a mixed-use development project located in Las Vegas, Nevada in the Commercial Group and Gladden Forest in the Land Development Group during the year ended January 31, 2009.

(5)
Disposition of Simi Valley Town Center, a regional mall, Saddle Rock Village, a specialty retail center, and an investment in a triple net lease property in the Commercial Group and 101 San Fernando, an apartment community in the Residential Group, during the year ended January 31, 2011, Sterling Glen of Great Neck and Sterling Glen of Glen Cove, supported-living apartment communities in the Residential Group and Grand Avenue, a specialty retail center in the Commercial Group, during the year ended January 31, 2010, and Sterling Glen of Rye Brook and Sterling Glen of Lynbrook, supported-living apartment communities in the Residential Group during the year ended January 31, 2009, including assumption of nonrecourse mortgage debt by each of the respective buyers.

(6)
Disposition of partial interests in the Company’s mixed-use University Park project in Cambridge, Massachusetts and in The Grand, Lenox Club and Lenox Park apartment communities in the Residential Group, during the year ended January 31, 2011 and change to equity method of accounting from full consolidation for the remaining ownership interest.

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(7)
Change in consolidation method of accounting for various entities in the Residential Group and Commercial Group during the year ended January 31, 2011, due to the adoption of accounting guidance for the consolidation of variable interest entities.

(8)
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

(9)
Amounts related to purchase price allocations for New York Times, Twelve MetroTech Center, Commerce Court, Colorado Studios and Richmond Office Park, office buildings in the Commercial Group, during the year ended January 31, 2009.

(10)
Extinguishment for accounting purposes of a defeased loan related to Sterling Glen of Rye Brook applying securities that were reserved for the sole purpose of extinguishing this note payable during the year ended January 31, 2010.

(11)	Exchange of a portion of the Company’s Convertible Senior Notes due 2016 for Class A common stock during the year ended January 31, 2011 (see Note G - Senior and Subordinated Debt).

(12)	Capitalization of stock-based compensation granted to employees directly involved with the acquisition, development and construction of real estate.

(13)	Exchange of the Class A Common Units during the year ended January 31, 2009 (see Note T - Class A Common Units).

(14)
Conversion of loans into investments in and advances to affiliates and redeemable noncontrolling interest in accordance with the amended operating agreement of Nets Sports and Entertainment, LLC, concurrent with the Company’s closing on the purchase agreement with entities controlled by Mikhail Prokhorov and adjustments to fair value of redeemable noncontrolling interest during the year ended January 31, 2011.

(15)
Exchange of the Company’s senior notes due 2011, 2015 and 2017 for a new issue of 7.0% Series A Cumulative Perpetual Convertible Preferred Stock during the year ended January 31, 2011 (see Note U - Capital Stock).

(16)
Exchange of a portion of the Company’s Puttable Equity-Linked Senior Notes due 2011 for a new issue of Puttable Equity-Linked Senior Notes due 2014 during the year ended January 31, 2010 (see Note G - Senior and Subordinated Debt).

(17)
Recording of a deferred tax asset on the purchased hedge transactions in conjunction with the issuance of the Company’s Convertible Senior Notes due 2016 during the year ended January 31, 2010 (see Note G - Senior and Subordinated Debt).

(18)	Acquisition of a partner’s 50% noncontrolling interest in Gladden Farms in the Land Development Group during the year ended January 31, 2010.
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
The Company has approximately $11.8 billion of consolidated assets in 27 states and the District of Columbia at January 31, 2011. The Company’s core markets include Boston, the state of California, Chicago, Denver, the New York City/Philadelphia metropolitan area and the Greater Washington D.C./Baltimore metropolitan area. The Company has offices in Albuquerque, Boston, Chicago, Dallas, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C., and the Company’s corporate headquarters in Cleveland, Ohio.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Forest City Enterprises, Inc., its wholly-owned subsidiaries and entities in which it has a controlling interest in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
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
As a result of the adoption of this new consolidation accounting guidance, the Company concluded that it was deemed to be the primary beneficiary since the Company has: (a) the power to direct the matters that most significantly affect the activities of the VIE, including the development and management of the project; and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and therefore consolidated, one previously unconsolidated entity in the Commercial Group. The Company also concluded that it was no longer the primary beneficiary of a total of nine entities (2 in the Commercial Group and 7 in the Residential Group) and, therefore, deconsolidated these entities. The 7 Residential Group entities are all operated and managed under Housing Assistance Payments Contracts (“HAP Contracts”), administered by the U.S. Department of Housing and Urban Development (“HUD”). These HAP Contracts restrict the Company’s ability to make decisions as HUD holds significant control over all aspects of the Affordable Housing Program. HUD establishes the market rents and absorbs losses by providing the majority of the cash flows via rent subsidies. Furthermore, the HAP Contracts restrict the Company from selling, transferring or encumbering their interests without prior approval from HUD. Cash distributions are also limited. Based on these limitations, it was determined the Company does not have: (a) the power to direct the matters that most significantly affect the activities of the VIE; and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and therefore is not the primary beneficiary of these 7 Residential Group entities.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
The initial consolidation and deconsolidation of these entities, as a result of the new accounting guidance on February 1, 2010, resulted in the following increases (decreases) to the following line items included in the January 31, 2010 balance sheet.

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

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. Some of the critical estimates made by the Company include, but are not limited to, determination of the primary beneficiary of VIEs, estimates of useful lives for long-lived assets, reserves for collection on accounts and notes receivable and other investments, impairment of real estate and other-than-temporary impairments on its equity method investments. As a result of the nature of estimates made by the Company, actual results could differ.
Reclassification
Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.
Fiscal Year
The years 2010, 2009 and 2008 refer to the fiscal years ended January 31, 2011, 2010 and 2009, respectively.
Recognition of Revenue
Real Estate Sales – The specific timing of a sale is measured against various criteria in the accounting guidance on the sales of real estate related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, the Company defers gain recognition and accounts for the continued operations of the property by applying the deposit, finance, installment or cost recovery methods, as appropriate.
Assuming no significant continuing involvement, all earnings of properties which have been sold or determined by management to be held for sale are reported as discontinued operations. The Company considers assets held for sale when the transaction has been approved by management and there are no significant contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing and, accordingly, the property is not identified as held for sale until the closing actually occurs. However, each potential sale is evaluated based on its separate facts and circumstances.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
Leasing Operations – The Company enters into leases with tenants in its rental properties. The lease terms of tenants occupying space in the retail centers and office buildings generally range from 1 to 30 years, excluding leases with certain anchor tenants, which typically run longer. Minimum rents are recognized on a straight-line basis over the non-cancelable term of the related lease, which include the effects of rent steps and rent abatements under the leases. Overage rents are recognized only after the contingency has been removed (i.e., sales thresholds have been achieved). Recoveries from tenants for taxes, insurance and other commercial property operating expenses are recognized as revenues in the period the applicable costs are incurred. See Note N - Leases for further information on tenant reimbursements.
Construction – Revenues and profit on long-term fixed-price contracts are recorded using the percentage-of-completion method. Revenues on reimbursable cost-plus fee contracts are recorded in the amount of the accrued reimbursable costs plus proportionate fees at the time the costs are incurred.
Military Housing Fee Revenues – Development fees related to military housing projects are earned based on a contractual percentage of the actual development costs incurred. Additional development incentive fees are recognized based upon successful completion of certain criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements. Development and development incentive fees of $5,861,000, $14,030,000 and $62,180,000 were recognized during the years ended January 31, 2011, 2010 and 2009, respectively, which were recorded in revenues from real estate operations.
Construction management fees are earned based on a contractual percentage of the actual construction costs incurred. Additional construction incentive fees are recognized based upon successful completion of certain criteria as set forth in the construction contracts. Construction and incentive fees of $5,618,000, $9,857,000 and $13,505,000 were recognized during the years ended January 31, 2011, 2010 and 2009, respectively, which were recorded in revenues from real estate operations.
Property management and asset management fees are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, that is generated by the military housing privatization projects as defined in the agreements. Additional property management incentive fees are recognized based upon successful completion of certain criteria as set forth in the property management agreements. Property management, management incentive and asset management fees of $15,975,000, $15,448,000 and $14,318,000 were recognized during the years ended January 31, 2011, 2010 and 2009, respectively, which were recorded in revenues from real estate operations.
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
Major improvements and tenant improvements that are considered to be the Company’s assets are capitalized in real estate costs and expensed through depreciation charges. Tenant improvements that are considered lease inducements are capitalized into other assets and amortized as a reduction of rental revenues over the life of the tenant’s lease. Repairs, maintenance and minor improvements are expensed as incurred.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
A variety of costs are incurred in the development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The Company’s capitalization policy on development properties is based on accounting guidance for the capitalization of interest cost and accounting guidance for costs and the initial rental operations of real estate properties. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on any portion substantially completed and occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the respective accounts and any resulting gains or losses are reported in the Consolidated Statements of Operations.
Termination Benefits
During the years ended January 31, 2011, 2010 and 2009, the Company’s workforce was reduced. The Company provided outplacement services to terminated employees and severance payments based on years of service and other defined criteria. Termination benefits expense (outplacement and severance) are included in operating expenses and reported in the Corporate Activities segment.
The activity in the accrued severance balance for termination costs is as follows:

Total
(in thousands)

Accrued severance balance at February 1, 2008	$-

Termination benefits expense	8,651
Payments	(5,291)

Accrued severance balance at January 31, 2009	3,360

Termination benefits expense	8,720
Payments	(8,719)

Accrued severance balance at January 31, 2010	3,361

Termination benefits expense	5,325
Payments	(5,930)

Accrued severance balance at January 31, 2011	$2,756

Impairment of Real Estate
The Company reviews its real estate portfolio, including land held for development or sale, for impairment whenever events or changes indicate that its carrying value of the long-lived assets may not be recoverable. Impairment indicators include, but are not limited to, significant decreases in property net operating income, significant decreases in occupancy rates, the physical condition of the property and general economic conditions. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In addition, the undiscounted cash flows may consider a probability-weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated at the balance sheet date. Significant estimates are made in the determination of future undiscounted cash flows including historical and budgeted net operating income, estimated holding periods, risk of foreclosure and estimated cash proceeds received upon disposition of the asset. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property. Determining fair value of real estate, if required, also involves significant judgments and estimates including discount and capitalization rates. Changes to these estimates made by management could affect whether or not an impairment charge would be required and/or the amount of impairment charges recognized.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
Impairment of Unconsolidated Entities
The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate that its carrying value in the investments may be in excess of fair value. A loss in value of an equity method investment which is other-than-temporary is recognized as an impairment of unconsolidated entities. This determination is based upon the length of time elapsed, severity of decline and other relevant facts and circumstances. Determining fair value of a real estate investment and whether or not a loss is other-than-temporary involves significant judgments and estimates. Changes to these estimates made by management could affect whether or not an impairment charge would be required and/or the amount of impairment charges recognized.
Stock-Based Compensation
Stock-based compensation cost is measured at the date of grant and is based on the fair value of the equity award. The fair value of stock options is computed using the Black-Scholes option pricing model, which incorporates assumptions for risk-free rate, expected volatility, dividend yield, and expected life of the options. The fair value of restricted stock is equal to the closing price of the stock on the date of grant. The fair value cost of stock options and restricted stock, as adjusted for estimated forfeitures, are recognized over the requisite service period of the grantee using the straight-line attribution method. Cost recognition is accelerated if the grantee is retirement-eligible (as defined in the 1994 Stock Plan) or becomes retirement-eligible before the end of the nominal vesting period. The cost is recognized immediately if the grantee is retirement-eligible at the date of grant or on a straight-line basis over the period ending with the first anniversary from the date of grant which the individual becomes retirement-eligible. The fair value of performance shares is equal to the closing price of the underlying stock on the date of grant. Its cost is recognized on a straight-line basis over the related performance period if it is probable that the performance goals will be achieved.
Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The Class A Common Units issued in exchange for Bruce C. Ratner’s noncontrolling interests in the Forest City Ratner Company portfolio in November 2006 (see Note T – Class A Common Units), which are reflected as noncontrolling interests in the Company’s Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Class A Common Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with the put or conversion of the Puttable Equity-Linked Senior Notes due 2014, Convertible Senior Notes due 2016 and Series A preferred stock are included in the computation of diluted EPS using the if-converted method.
Acquisition of Rental Properties
Upon acquisition of a rental property, the Company allocates the purchase price of the property to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental revenues (or rental expense for ground leases in which the Company is the lessee) over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental revenues (or rental expense for ground leases in which the Company is the lessee) over the remaining non-cancelable terms of the respective leases, including any fixed-rate renewal periods.
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
Allowance for Projects Under Development
The Company records an allowance for estimated development project write-offs for its projects under development. A specific project is written off when it is determined by management that it is probable the project will not be developed. The allowance, which is consistently applied, is adjusted on a quarterly basis based on the Company’s actual development project write-off history. The allowance balance was $22,786,000 and $23,786,000 at January 31, 2011 and 2010, respectively, and is included in accounts payable and accrued expenses.
Cash and Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.
Cash flows associated with items intended as hedges of identifiable transactions or events are classified in the same category as the cash flows from the items being hedged. Cash flows from derivatives not designated as cash flow or fair value hedges are generally classified in the investing section in the Consolidated Statements of Cash Flows.
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
Restricted Cash and Escrowed Funds
Restricted cash and escrowed funds represent legally restricted amounts with financial institutions for debt services payments, taxes and insurance, collateral, security deposits, capital replacement, improvement and operating reserves, bond funds, development escrows and construction escrows.
During the year ended January 31, 2010, $10,226,000 of certain replacement reserves previously written off were reinstated by HUD. This amount was recorded as an increase to restricted cash and as a reduction of operating expenses.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
Investments in Unconsolidated Entities
The Company accounts for its investments in unconsolidated entities (included in investments in and advances to affiliates) using the equity method of accounting whereby the cost of an investment is adjusted for the Company’s share of income or loss from the date of acquisition, increased for equity contributions made and reduced by distributions received. The income or loss for each unconsolidated entity is allocated in accordance with the provisions of the applicable operating agreements, which may differ from the ownership interest held by each investor. Certain of the Company’s investments in unconsolidated entities share of cumulative allocated losses and cash distributions received exceeds its cumulative allocated share of income and equity contributions. As a result, the carrying value of certain investments of unconsolidated entities is negative. Unconsolidated entities with negative carrying values are included in Investments in and Advances to Affiliates on the Company’s consolidated balance sheet. Differences between the Company’s carrying value of its investment in the unconsolidated entities and the Company’s underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets or liabilities, as applicable. The Company records income or loss in certain unconsolidated entities based on the distribution priorities, which may change upon the achievement of certain return thresholds.
As is customary within the real estate industry, the Company invests in certain projects through partnerships and limited liability entities. The Company may provide funding in excess of its legal ownership. Such fundings are typically interest-bearing or entitle the Company to a preference on and of such advances on property cash flows and are included in investments in and advances to affiliates.
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
Investments in securities classified as available-for-sale are reflected in other assets at market value with the unrealized gains or losses reflected as accumulated other comprehensive income (loss). Unrealized gains or losses were not material for any of the three years ending January 31, 2011, 2010 and 2009.
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
Included with The Nets, an investment accounted for by the Company on the equity method of accounting, is the Company’s share of approximately $20,562,000 and $36,920,000 of the net intangible assets at the Company’s ownership interest of approximately 10% and 23% for the years ended January 31, 2011 and 2010, respectively. The intangible assets consisted primarily of the fair value of the franchise asset and players’ contracts that were acquired in connection with the team in August 2004. These intangible assets were adjusted to estimated fair value on May 12, 2010 in connection with the sale of 80% of Nets Sports and Entertainment, LLC’s (“NS&E”) investment in The Nets, (see “The Nets” section of Note K – Net Gain (Loss) on Disposition of Partial Interests in Rental Properties and Other Investment). With the exception of the franchise asset, which the management of The Nets has determined is an indefinite-lived intangible asset, such intangibles are predominantly related to players’ contracts and amortized over their estimated useful lives, which has been determined to be five years. The amortization of these intangible assets is included as a component of the Company’s proportionate share of loss from The Nets within equity in earnings (loss) of unconsolidated entities. The Company’s portion of amortization expense recorded by The Nets, primarily attributed to the intangible assets, was approximately $1,228,000, $14,517,000 and $20,862,000 for the years ended January 31, 2011, 2010 and 2009, respectively.
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
At January 31, 2011 and 2010, the Company has capitalized software costs of $5,294,000 and $6,321,000, respectively, net of accumulated amortization of $39,057,000 and $35,333,000, respectively. Total amortization of capitalized software costs amounted to $3,864,000, $12,282,000 and $12,058,000 for the years ended January 31, 2011, 2010 and 2009, respectively.
Accounts Payable and Accrued Expenses
At January 31, 2011 and 2010, accounts payable and accrued expenses include book overdrafts of $10,371,000 and $2,061,000, respectively. The overdrafts are a result of the Company’s cash management program and represent checks issued but not yet presented to a bank for collection.
Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”):

	January 31,
	2011	2010	2009
	(in thousands)

Unrealized losses on securities	$485	$456	$170
Unrealized losses on foreign currency translation	1,516	1,467	2,258
Unrealized losses on interest rate contracts(1)	153,432	141,764	174,838

	155,433	143,687	177,266

Noncontrolling interest and income tax benefit	(61,004)	(56,421)	(69,745)

Accumulated Other Comprehensive Loss	$94,429	$87,266	$107,521

(1)
Included in the amounts of unrealized losses on interest rate contracts for the years ended January 31, 2011, 2010 and 2009 are $102,387, $89,637 and $109,420, respectively, of unrealized losses on an interest rate swap associated with the New York Times, an office building in Manhattan, New York, on its mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all in lender interest rate of 6.40% (5.50% swap rate plus 0.90% lender spread) for ten years and approximately $33,160 is expected to be reclassified from OCI to interest expense within the next twelve months.

Fair Value of Financial Instruments
The carrying amount of notes and accounts receivable and accounts payable and accrued expenses approximates fair value based upon the short-term nature of the instruments. The Company estimates the fair value of its debt instruments by discounting future cash payments at interest rates that the Company believes approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. The estimated fair value of nonrecourse mortgage debt and notes payable, bank revolving credit facility and senior and subordinated debt is as follows:

	January 31, 2011		January 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)		(in thousands)

Fixed	$4,649,129	$4,802,728	$5,215,656	$4,978,454
Variable	3,468,924	3,519,566	3,564,157	3,501,698

Total long-term debt	$8,118,053	$8,322,294	$8,779,813	$8,480,152

See Note J for fair values of other financial instruments.

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
The Company guarantees the financial investor that in the event of a subsequent recapture by a taxing authority due to the Company’s noncompliance with applicable tax credit guidelines it will indemnify the financial investor for any recaptured tax credits. The Company initially records a liability for the cash received from the financial investor. The Company generally records income upon completion and certification of the qualifying development expenditures for historic tax credits and upon certification of the qualifying investments in designated CDEs for new market tax credits resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 7 years. Income related to the sale of tax credits of $31,979,000, $32,698,000 and $11,168,000 was recognized during the years ended January 31, 2011, 2010 and 2009, respectively, which was recorded in interest and other income.
Income Taxes
Deferred tax assets and liabilities are recorded to reflect the expected tax consequences on future years attributable to temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has recognized the benefit of its tax loss carryforward, which it expects to use as a reduction of the deferred tax expense. The Company records valuation allowances against deferred tax assets if it is more likely than not that a portion or all of the deferred tax asset will not be realized. The Company’s financial statements reflect the expected future tax consequences of a tax position if that tax position is more likely than not of being sustained upon examination, presuming the taxing authorities have full knowledge of the position and all relevant facts. The Company records interest and penalties related to uncertain income tax positions as a component of income tax expense.
Distribution of Accumulated Equity to Noncontrolling Partners
Prior to the adoption of accounting guidance for noncontrolling interests effective February 1, 2009, distributions to noncontrolling partners in excess of their recorded noncontrolling interest balance related to refinancing proceeds from nonrecourse debt, which generally arise from appreciation of the underlying real estate assets, were recorded as a reduction of shareholders’ equity through additional paid-in-capital. During the year ended January 31, 2009, the Company refinanced Nine MetroTech Center North, an office building located in Brooklyn, New York. Of the total nonrecourse refinancing proceeds distributed to the Company’s noncontrolling partner in this property during the year ended January 31, 2009, $3,710,000 was in excess of the noncontrolling partner’s book capital account.
Derivative Instruments and Hedging Activities
Derivatives are recorded at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and it meets the requirement to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
Variable Interest Entities
The Company’s VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, land development and The Nets. As of January 31, 2011, the Company determined that it was the primary beneficiary of 34 VIEs representing 23 properties (18 VIEs representing 9 properties in the Residential Group, 14 VIEs representing 12 properties in the Commercial Group and 2 VIEs/properties in the Land Development Group). The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of January 31, 2011, the Company held variable interests in 61 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of its involvement with these unconsolidated VIEs is limited to the Company’s investments in those VIEs totaling approximately $96,000,000 at January 31, 2011.
In addition to the VIEs described above, the Company has also determined that it is the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 as of January 31, 2011 (see Note G – Senior and Subordinated Debt).
During the year ended January 31, 2010, the Company settled outstanding debt of one of its unconsolidated subsidiaries, Gladden Farms II, a land development project located in Marana, Arizona. In addition, the outside partner communicated its intention to discontinue any future funding into the project. As a result of the loan transaction and the related negotiations with the outside partner, it has been determined that Gladden Farms II is a VIE and the Company is the primary beneficiary, which required consolidation of the entity during the year ended January 31, 2010. The impact of the initial consolidation of Gladden Farms II was an increase in net real estate of approximately $21,643,000 and an increase in noncontrolling interests of approximately $5,010,000. Based on the estimate of fair value, the Company recorded a gain of $1,774,000 upon consolidation of the entity that is recorded in interest and other income for the year ended January 31, 2010.
Upon adoption of the new accounting guidance for consolidation of VIEs, the disclosure of VIE balances as of January 31, 2011 is presented parenthetically on the Consolidated Balance Sheet. At January 31, 2010, the carrying value of real estate, nonrecourse mortgage debt and noncontrolling interests of VIEs for which the Company is the primary beneficiary are as follows.

January 31,
2010
(in thousands)

Real estate, net	$2,016,000

Nonrecourse mortgage debt	$1,584,000

Noncontrolling interest	$41,000
Noncontrolling Interest
Interests held by partners in consolidated real estate partnerships are reflected in noncontrolling interest, which represents the noncontrolling partners’ share of the underlying net assets of the Company’s consolidated subsidiaries. Noncontrolling interest that is not redeemable is reported in the equity section of the Consolidated Balance Sheets.
Noncontrolling interests where the Company may be required to repurchase the noncontrolling interest at fair value under a put option or other contractual redemption requirement are reported in the mezzanine section of the Consolidated Balance Sheets between liabilities and equity, as redeemable noncontrolling interest. The Company adjusts the redeemable noncontrolling interest to redemption value (which approximates fair value) at each balance sheet date with changes recognized as an adjustment to additional paid-in capital (see Note J – Fair Value Measurements).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
New Accounting Guidance
In addition to the new accounting guidance for consolidation of VIEs discussed previously in Note A, the following accounting pronouncement was adopted during the year ended January 31, 2011:
In January 2010, the FASB issued amendments to the accounting guidance on fair value measurements and disclosures. This guidance requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. It also requires an entity to present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). This guidance clarifies existing disclosures related to the level of disaggregation and inputs and valuation techniques. This guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for the disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. The adoption of this guidance related to Level 1 and Level 2 fair value measurements on February 1, 2010 did not have a material impact on the Company’s consolidated financial statements. The Company does not expect the adoption of the guidance related to the Level 3 fair value measurement disclosures to have a material impact on its consolidated financial statement disclosures.
The following new accounting pronouncements will be adopted on their respective required effective date:
In December 2010, the FASB issued an amendment to the accounting guidance on the disclosure of supplementary pro forma information for business combinations. This guidance specifies that if a public entity is required to present pro forma comparative financial statements for business combinations that occurred during the current reporting period, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance is effective for fiscal years beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statement disclosures.
In December 2010, the FASB issued an amendment to the accounting guidance on goodwill and other intangible assets. This guidance specifies when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The guidance is effective for fiscal years beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
B. Notes and Accounts Receivable, Net
The components of notes and accounts receivable, net are as follows:

	Years Ended January 31,
	2011	2010
	(in thousands)

Straight-line rent from tenants	$162,353	$160,743
Military Housing, primarily reimbursable construction costs receivable	38,151	58,938
Stapleton advances (see below)	64,065	41,329
Receivables from tenants	34,724	39,417
Other accounts receivable	81,989	91,460
Notes receivable	53,011	30,474

	434,293	422,361

Allowance for doubtful accounts	(31,192)	(33,825)

Notes and Accounts Receivable, Net	$403,101	$388,536

Weighted average interest rate on notes receivable	5.34%	6.01%

Notes receivable due within one year	$18,330	$10,001
Stapleton Advances
Stapleton Land, LLC has made certain advances to the Park Creek Metropolitan District (the “District”) for in-tract infrastructure. The advances are subordinate to the District’s senior and subordinated bonds (see Note H - Financing Arrangements). For the years ended January 31, 2011 and 2010, Stapleton Land, LLC had advances outstanding of $64,065,000 and $41,329,000, respectively, included in other receivables. The Company recorded approximately $4,237,000, $3,120,000 and $2,053,000 of interest income related to these advances for the years ended January 31, 2011, 2010 and 2009, respectively.

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
Following is a reconciliation of members’ and partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	January 31,
	2011	2010
	(in thousands)

Members’ and partners’ equity, as below	$587,164	$557,456
Equity of other members and partners	548,422	513,708

Company’s investment in partnerships	38,742	43,748
Basis differences(1)	76,634	21,498
Advances to and on behalf of other affiliates, net	25,641	200,097

Total Investments in and Advances to Affiliates	$141,017	$265,343

Assets – Investments in unconsolidated investments	$431,509	$523,409
Liabilities – Cash distributions and losses in excess of investments in unconsolidated investments	(290,492)	(258,066)

Total Investments in and Advances to Affiliates	$141,017	$265,343

(1)
This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected on the equity method venture, which is typically amortized over the life of the related assets and liabilities. Basis differences occur from certain acquisition, transaction and other costs, offset by other-than-temporary impairments that are not reflected in the net assets of the equity method venture.

Summarized financial information for the equity method investments is as follows:

	(Combined 100%)
	January 31,
	2011	2010
	(in thousands)
Balance Sheet:
Real Estate
Completed rental properties	$5,514,041	$4,373,423
Projects under construction and development	174,106	771,521
Land held for development or sale	272,930	271,129

Total Real Estate	5,961,077	5,416,073

Less accumulated depreciation	(944,968)	(721,908)

Real Estate, net	5,016,109	4,694,165

Cash and equivalants	109,246	102,593
Restricted cash - military housing bond funds	384,584	481,615
Other restricted cash and escrowed funds	206,778	222,752
Other assets	536,246	398,576
Operating property assets held for sale(1)	67,190	-

Total Assets	$6,320,153	$5,899,701

Mortgage debt and notes payable, nonrecourse	$5,301,900	$4,721,705
Other liabilities	369,871	620,540
Liabilities of operating property held for sale(1)	61,218	-
Members’ and partners’ equity	587,164	557,456

Total Liabilities and Members’ and Partners’ Equity	$6,320,153	$5,899,701

(1)	Represents assets and liabilities of Met Lofts, an unconsolidated apartment community in Los Angeles, California, which was disposed on February 1, 2011.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
C. Investments in and Advances to Affiliates (continued)

	(Combined 100%)
	Years Ended January 31,
	2011	2010	2009
	(in thousands)

Operations:
Revenues	$918,828	$820,645	$854,342
Operating expenses	(531,186)	(529,544)	(599,040)
Interest expense including early extinguishment of debt	(264,923)	(217,517)	(217,094)
Impairment of real estate(1)	(1,457)	-	(66,873)
Depreciation and amortization	(167,804)	(145,257)	(132,604)
Interest and other income	15,784	13,132	48,182

Loss from continuing operations	(30,758)	(58,541)	(113,087)

Discontinued operations:
Operating earnings (loss) from rental properties	1,613	(2,098)	453
Gain on disposition of rental properties(2)	28,289	-	3,470

Discontinued operations subtotal	29,902	(2,098)	3,923

Net loss (pre-tax)	$(856)	$(60,639)	$(109,164)

Company’s portion of net earnings (loss) (pre-tax)	42,352	(28,458)	(27,892)
Impairment of investment in unconsolidated entities(1)	(71,716)	(36,356)	(7,693)
Gain (loss) on disposition of equity method investments(2)	(830)	49,761	-

Net loss (pre-tax) from unconsolidated entities	$(30,194)	$(15,053)	$(35,585)

(1)	The following tables show the detail of the impairments noted above:

		Years Ended January 31,
		2011	2010	2009
		(in thousands)
Impairment of real estate:
Old Stone Crossing at Caldwell Creek (Mixed-Use Land Development)	Charlotte, North Carolina	$1,457	$-	$-
Mercury (Condominiums)	Los Angeles, California	-	-	28,910
Navy Midwest (Land owned by a Military Housing Project)	Chicago, Illinois	-	-	30,000
Specialty Retail Centers:
El Centro Mall	El Centro, California	-	-	4,737
Coachella Plaza	Coachella, California	-	-	1,870
Southgate Mall	Yuma, Arizona	-	-	1,356

Total impairment of real estate		$1,457	$-	$66,873

Company’s portion of impairment of real estate		$743	$-	$13,592

Impairment of investments in unconsolidated entities:
Mixed-Use Land Development:
Central Station:
One Museum Park West	Chicago, Illinois	$8,250	$-	$-
Museum Park Place Two	Chicago, Illinois	4,461	-	-
One Museum Park East	Chicago, Illinois	3,237	-	-
1600 Museum Park	Chicago, Illinois	2,363	-	-
Mercy Campus Park	Chicago, Illinois	1,817	-	-
Shamrock Business Center	Painesville, Ohio	170	1,150	-
Palmer	Manatee County, Florida	-	-	1,214
Cargor VI	Manatee County, Florida	-	-	892
Office Buildings:
818 Mission Street	San Francisco, California	4,018	-	-
Bulletin Building	San Francisco, California	3,543	-	-
Mesa del Sol - Aperture Center	Albuquerque, New Mexico	2,733	-	-
Mesa del Sol - 5600 University SE	Albuquerque, New Mexico	-	1,693	-
Specialty Retail Centers:
Village at Gulfstream Park	Hallandale Beach, Florida	35,000	-	-
Metreon	San Francisco, California	4,595	-	-
Southgate Mall	Yuma, Arizona	-	1,611	-
Apartment Communities:
Uptown Apartments	Oakland, California	-	6,781	-
Metropolitan Lofts	Los Angeles, California	-	2,505	-
Residences at University Park	Cambridge, Massachusetts	-	855	-
Fenimore Court	Detroit Michigan	-	693	-
Pittsburgh Peripheral (Commercial Group Land Project)	Pittsburgh, Pennsylvania	-	7,217	3,937
Millender Center	Detroit, Michigan	-	10,317	-
Classic Residence by Hyatt (Supported-Living Apartments)	Yonkers, New York	-	3,152	1,107
Other		1,529	382	543

Total impairment of investments in unconsolidated entities		$71,716	$36,356	$7,693

Total impairment of unconsolidated entities		$72,459	$36,356	$21,285

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
C. Investments in and Advances to Affiliates (continued)
(2)
Upon disposition, investments accounted for on the equity method are not classified as discontinued operations; therefore, gains or losses on the disposition of these properties are reported in continuing operations. The following table shows the detail of the gains (losses) on the disposition of unconsolidated entities:

		Years Ended January 31,
		2011	2010	2009
		(in thousands)
Gain on disposition of rental properties:

Millender Center (hotel, parking, office and retail)	Detroit, Michigan	$17,291	$-	$-
Pebble Creek (Apartment Community)	Twinsburg, Ohio	4,555	-	-
Office Buildings:
One International Place	Cleveland, Ohio	-	-	3,070
Emery-Richmond	Warrensville Heights, Ohio	-	-	400
Woodbridge Crossing (Specialty Retail Center)	Woodbridge, New Jersey	6,443	-	-

Gain on disposition of rental properties		$28,289	$-	$3,470

Company’s portion of gain on disposition of rental properties		$24,291	$-	$1,081

Gain (loss) on disposition of unconsolidated investments:

Specialty Retail Centers:
Coachella Plaza	Coachella, California	$104	$-	$-
Southgate Mall	Yuma, Arizona	64	-	-
El Centro Mall	El Centro, California	48	-	-
Metreon	San Francisco, California	(1,046)	-	-
Apartment Communities:
Clarkwood	Warrensville Heights, Ohio	-	6,983	-
Granada Gardens	Warrensville Heights, Ohio	-	6,577	-
Boulevard Towers	Amherst, New York	-	4,498	-
Sale of three Classic Residence by Hyatt (Supported-living Apartments)	Chevy Chase, Maryland,
Teaneck, New Jersey and Yonkers, New York		-	31,703	-

Gain (loss) on disposition of unconsolidated investments, net		$(830)	$49,761	$-

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

	January 31,
	2011	2010
	(in thousands)

Lease procurement costs, net	$275,849	$319,700
Prepaid expenses and other deferred costs, net	266,689	269,986
Intangible assets, net(1)	135,906	152,978
Mortgage procurement costs, net	80,955	93,721

Other Assets	$759,399	$836,385

(1)
During the years ended January 31, 2011, 2010 and 2009, the Company recorded $12,484, $16,865 and $22,337, respectively, of amortization expense related to intangible assets. The estimated aggregate amortization expense related to intangible assets is $11,296, $8,539, $7,552, $6,582 and $6,062 for the years ended January 31, 2012, 2013, 2014, 2015 and 2016, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
E. Mortgage Debt and Notes Payable, Nonrecourse
Nonrecourse mortgage debt and notes payable, which is collateralized solely by completed rental properties, projects under construction and development and undeveloped land, was as follows:

January 31, 2011						Total
	Operating	Development		Land		Weighted
	Properties	Projects		Projects	Total	Average Rate

	(dollars in thousands)

Fixed	$3,693,608	$172,635		$9,203	$3,875,446	6.04%
Variable
Taxable	1,554,487	1,000,775		6,882	2,562,144	4.50%
Tax-Exempt	530,728	203,900		35,000	769,628	2.09%

	$5,778,823	$1,377,310	(1)	$51,085	$7,207,218	5.07%

Total gross commitment from lenders		$2,027,549		$51,085

January 31, 2010						Total
	Operating	Development		Land		Weighted
	Properties	Projects		Projects	Total	Average Rate

	(dollars in thousands)

Fixed	$4,071,975	$57,572		$9,685	$4,139,232	6.13%
Variable
Taxable	1,439,828	1,067,599		11,699	2,519,126	4.84%
Tax-Exempt	714,615	203,900		43,000	961,515	1.92%

	$6,226,418	$1,329,071	(1)	$64,384	$7,619,873	5.17%

Total gross commitment from lenders		$1,946,393		$71,242

(1)
Proceeds from outstanding debt of $150,165 and $47,305 described above are recorded as restricted cash and escrowed funds as of January 31, 2011 and 2010, respectively. For bonds issued in conjunction with development, the full amount of the bonds is issued at the beginning of construction and must remain in escrow until costs are incurred.

The Company generally borrows funds for development and construction projects with maturities of two to five years utilizing variable-rate financing. Upon opening and achieving stabilized operations, the Company generally pursues long-term fixed-rate financing.
To mitigate short-term variable-interest rate risk, the Company has purchased interest rate hedges for its mortgage debt portfolio as follows:
Taxable (Priced off of London Interbank Offered Rate (“LIBOR”) Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate

	(dollars in thousands)

02/01/11-02/01/12	$600,192	5.18%	$1,245,900	3.77%
02/01/12-02/01/13	491,182	5.53	949,800	4.46
02/01/13-02/01/14	489,926	5.53	685,000	5.43
02/01/14-09/01/17	-	-	640,000	5.50

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
E. Mortgage Debt and Notes Payable, Nonrecourse (continued)
Tax-Exempt (Priced off of Securities Industry and Financial Markets Association (“SIFMA”) Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate

	(dollars in thousands)

02/01/11-02/01/12	$174,639	5.83%
02/01/12-02/01/13	146,239	5.80
02/01/13-02/01/14	10,414	6.96
As of January 31, 2011, the composition of mortgage debt and notes payable, nonrecourse maturities including scheduled amortization and balloon payments are as follows:

			Scheduled
	Total	Scheduled	Balloon
Fiscal Years Ending January 31,	Maturities	Amortization	Payments

	(in thousands)

2012	$1,210,850	$74,551	$1,136,299
2013	1,614,780	54,705	1,560,075
2014	993,328	45,084	948,244
2015	475,486	33,475	442,011
2016	362,627	29,745	332,882
Thereafter	2,550,147

Total	$7,207,218

Subsequent to January 31, 2011, the Company addressed approximately $296,677,000 of nonrecourse debt scheduled to mature during the year ending January 31, 2012, through closed transactions, commitments and/or automatic extensions. The Company also has extension options available on $462,964,000 of nonrecourse debt scheduled to mature during the year ended January 31, 2012, all of which require some predefined condition in order to qualify for the extension, such as meeting or exceeding leasing hurdles, loan to value ratios or debt service coverage requirements. The Company cannot give assurance that the defined hurdles or milestones will be achieved to qualify for these extensions.
The following table summarizes interest incurred and paid on mortgage debt and notes payable, nonrecourse.

	Years Ended January 31,
	2011	2010	2009

	(in thousands)

Interest incurred	$428,718	$394,137	$394,885
Interest incurred from discontinued operations	$5,830	$9,308	$15,045
Interest paid	$429,586	$385,689	$392,524

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
F. Bank Revolving Credit Facility
On January 29, 2010, the Company and its 15-member bank group entered into a Second Amended and Restated Credit Agreement and a Second Amended and Restated Guaranty of Payment of Debt (collectively the “Credit Agreement”). The Credit Agreement, which matures on February 1, 2012, provides for total borrowings of $500,000,000, subject to permanent reduction as the Company receives net proceeds from specified external capital raising events in excess of $250,000,000 (see below). The Credit Agreement bears interest at either a LIBOR-based rate or a Base Rate Option. The LIBOR Rate Option is the greater of 5.75% or 3.75% over LIBOR and the Base Rate Option is the greater of the LIBOR Rate Option, 1.5% over the Prime Rate or 0.5% over the Federal Funds Effective Rate. Up to 20% of the available borrowings may be used for letters of credit or surety bonds. Additionally, the Credit Agreement requires a specified amount of available borrowings to be reserved for the retirement of indebtedness. The Credit Agreement has a number of restrictive covenants including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that it may incur, restrictions on the pledging of ownership interests in subsidiaries, limitations on the use of cash sources and a prohibition on common stock dividends through the maturity date. The Credit Agreement also contains certain financial covenants, including maintenance of minimum liquidity, debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as defined in the Credit Agreement). At January 31, 2011, the Company was in compliance with all of these financial covenants.
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
On January 18, 2011, the Company entered into a third amendment to the Credit Agreement. This amendment permitted the Company to make certain amendments to convertible notes hedge transactions in connection with the retirement of $110,000,000 of its 5% Convertible Senior Notes due 2016 (“2016 Notes”) in exchange for Class A common stock (see Note G - Senior and Subordinated Debt). In addition, this amendment temporarily suspended the permanent reduction of total revolving loan commitments as the Company receives net proceeds from specified external capital raising events from January 18, 2011 through March 31, 2011.
The available credit on the bank revolving credit facility is as follows:

	January 31,
	2011		2010

	(in thousands)

Maximum borrowings	$470,336	(1)	$500,000
Less outstanding balances and reserves:
Borrowings	137,152		83,516
Letters of credit	63,418		90,939
Surety bonds	-		-
Reserve for retirement of indebtedness	46,891		105,067

Available credit	$222,875		$220,478

(1)	Effective February 4, 2011, maximum borrowings were further reduced to $464,762 for specified external capital raising events prior to January 18, 2011.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
F. Bank Revolving Credit Facility (continued)
Interest incurred and paid on the bank revolving credit facility is as follows:

	Years Ended January 31,
	2011	2010	2009

	(in thousands)
Interest incurred	$7,694	$7,298	$8,211
Interest paid	$7,670	$7,156	$7,422
G. Senior and Subordinated Debt
The Company’s Senior and Subordinated Debt is comprised of the following:

	January 31,
	2011	2010

	(in thousands)
Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011, net of discount	$45,480	$98,944
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	198,806	198,480
7.625% Senior Notes due 2015	178,253	300,000
5.000% Convertible Senior Notes due 2016	90,000	200,000
6.500% Senior Notes due 2017	132,144	150,000
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	744,683	1,047,424

Subordinated Debt:
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Senior and Subordinated Debt	$773,683	$1,076,424

On January 27, 2011, the Company entered into separate, privately negotiated exchange agreements with certain holders of its 2016 Notes to exchange the notes for shares of Class A common stock. In order to induce the holders to make the exchange, the Company agreed to increase the conversion rate from 71.8894 shares of Class A common stock per $1,000 principal amount of notes to 88.8549 shares, which factors in foregone interest to the holders among other inducements. Under the terms of the agreements, holders agreed to exchange $110,000,000 in aggregate principal amount of notes for a total of 9,774,039 shares of Class A common stock. Any accrued but unpaid interest was paid in cash. Under the accounting guidance for induced conversions of convertible debt, the additional amounts paid to induce the holders to exchange their notes was expensed resulting in a loss of $31,689,000 during the year ended January 31, 2011, which is recorded as early extinguishment of debt.
On June 7, 2010 and June 22, 2010, the Company purchased on the open market $12,030,000 in principal amount of its 6.500% senior notes due 2017 and $7,000,000 in principal amount of our 3.625% puttable equity-linked senior notes due 2011, respectively. These purchases resulted in a gain, net of associated deferred financing costs, of $1,896,000 during the year ended January 31, 2011, which is recorded as early extinguishment of debt.
On March 4, 2010, the Company entered into separate, privately negotiated exchange agreements with certain holders of three separate series of the Company’s senior notes due 2011, 2015 and 2017. Under the terms of the agreements, these holders agreed to exchange their notes for a new issue of Series A preferred stock. Amounts exchanged in each series are as follows: $51,176,000 of 3.625% puttable equity-linked senior notes due 2011, $121,747,000 of 7.625% senior notes due 2015 and $5,826,000 of 6.500% senior notes due 2017, which were exchanged for $50,664,000, $114,442,000 and $4,894,000 of Series A preferred stock, respectively. This exchange resulted in a gain, net of associated deferred financing costs, of $6,297,000 during the year ended January 31, 2011, which is recorded as early extinguishment of debt.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
G. Senior and Subordinated Debt (continued)
Puttable Equity-Linked Senior Notes due 2011
On October 10, 2006, the Company issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 (“2011 Notes”) in a private placement. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15. During the year ended January 31, 2009, the Company purchased on the open market $15,000,000 in principal of its 2011 Notes resulting in a gain, net of associated deferred financing costs of $3,692,000, which is recorded as early extinguishment of debt. During the year ended January 31, 2010, the Company entered into privately negotiated exchange agreements with certain holders of the 2011 Notes to exchange $167,433,000 of aggregate principal amount of their 2011 Notes for a new issue of 3.625% puttable equity-linked senior notes due October 2014. This exchange resulted in a gain, net of associated deferred financing costs of $4,683,000, which is recorded as early extinguishment of debt. As discussed above, on June 22, 2010, the Company purchased on the open market $7,000,000 in principal amount of its 2011 Notes. Also discussed above, on March 4, 2010, the Company retired $51,176,000 of its 2011 Notes in exchange for Series A preferred stock. There was $46,891,000 ($45,480,000, net of discount) and $105,067,000 ($98,944,000, net of discount) of principal outstanding at January 31, 2011 and 2010, respectively.
Holders may put their notes to the Company at their option on any day prior to the close of business on the scheduled trading day immediately preceding July 15, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the put value rate (as defined) on each such day; (2) during any fiscal quarter, if the last reported sale price of the Company’s Class A common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the applicable put value price in effect on the last trading day of the immediately preceding fiscal quarter; or (3) upon the occurrence of specified corporate events as set forth in the applicable indenture. On and after July 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may put their notes to the Company at any time, regardless of the foregoing circumstances. In addition, upon a designated event, as defined, holders may require the Company to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, as set forth in the applicable indenture. At January 31, 2011, none of the aforementioned circumstances have been met.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
G. Senior and Subordinated Debt (continued)
The 2011 Notes are the Company’s only senior notes that qualify as convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. The carrying amounts of the Company’s debt and equity balances related to the 2011 Notes are as follows:

	January 31,
	2011	2010

	(in thousands)

Carrying amount of equity component	$7,484	$16,769

Outstanding principal amount of the puttable equity-linked senior notes	46,891	105,067
Unamortized discount	(1,411)	(6,123)

Net carrying amount of the puttable equity-linked senior notes	$45,480	$98,944

The unamortized discount will be amortized as additional interest expense through October 15, 2011. The effective interest rate for the liability component of the puttable equity-linked senior notes is 7.51%. The Company recorded non-cash interest expense of $1,532,000, $6,809,000 and $8,943,000 for the years ended January 31, 2011, 2010 and 2009, respectively. The Company recorded contractual interest expense of $2,001,000, $7,973,000 and $10,252,000 for the years ended January 31, 2011, 2010 and 2009, respectively.
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
Holders may put their notes to the Company at any time prior to the earlier of (i) stated maturity or (ii) the Put Termination Date, as defined below. Upon a put, a note holder would receive 68.7758 shares of the Company’s Class A common stock per $1,000 principal amount of notes, based on a put value price of $14.54 per share of Class A common stock, subject to adjustment. The amount payable upon a put of the notes is only payable in shares of the Company’s Class A common stock, except for cash paid in lieu of fractional shares. If the daily volume weighted average price of the Class A common stock has equaled or exceeded 130% ($18.90 at January 31, 2011) of the put value price then in effect for at least 20 trading days in any 30 trading day period, the Company may, at its option, elect to terminate the rights of the holders to put their notes to the Company. If elected, the Company is required to issue a put termination notice that shall designate an effective date on which the holders termination put rights will be terminated, which shall be a date at least 20 days after the mailing of such put termination notice (the “Put Termination Date”). Holders electing to put their notes after the mailing of a put termination notice shall receive a coupon make-whole payment in an amount equal to the remaining scheduled interest payments attributable to such notes from the last applicable interest payment date through and including October 15, 2013. The coupon make-whole payment is payable, at the Company’s option, in either cash or Class A common stock.
Senior Notes due 2015
On May 19, 2003, the Company issued $300,000,000 of 7.625% senior notes due June 1, 2015 (“2015 Notes”) in a public offering. Accrued interest is payable semi-annually on December 1 and June 1. These senior notes may be redeemed by the Company, in whole or in part, at any time on or after June 1, 2008 at an initial redemption price of 103.813% that is systematically reduced to 100% through June 1, 2011. As of June 1, 2010, the redemption price was reduced to 101.271%. As previously discussed, on March 4, 2010, the Company retired $121,747,000 of 2015 Notes in exchange for Series A preferred stock.
Convertible Senior Notes due 2016
On October 26, 2009, the Company issued $200,000,000 of 2016 Notes in a private placement. The notes were issued at par and accrued interest is payable semi-annually on April 15 and October 15, beginning April 15, 2010. Net proceeds from the issuance, net of the cost of the convertible note hedge transaction described below and estimated offering costs, were $177,262,000. As previously discussed, the Company retired $110,000,000 of 2016 Notes in exchange for Class A common stock.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
G. Senior and Subordinated Debt (continued)
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
In connection with the issuance of the notes, the Company entered into a convertible note hedge transaction. The convertible note hedge transaction is intended to reduce, subject to a limit, the potential dilution with respect to the Company’s Class A common stock upon conversion of the notes. The net effect of the convertible note hedge transaction, from the Company’s perspective, is to approximate an effective conversion price of $16.37 per share. The terms of the Notes are not affected by the convertible note hedge transaction. The convertible note hedge transaction, which cost $15,900,000 ($9,734,000 net of the related tax benefit), was recorded as a reduction of shareholders’ equity through additional paid in capital. In connection with the exchange transaction previously discussed, the Company terminated a portion of the convertible note hedge which resulted in the receipt of cash proceeds of $1,869,000.
Senior Notes due 2017
On January 25, 2005, the Company issued $150,000,000 of 6.500% senior notes due February 1, 2017 (“2017 Notes”) in a public offering. Accrued interest is payable semi-annually on February 1 and August 1. These senior notes may be redeemed by the Company, in whole or in part, at any time on or after February 1, 2010 at a redemption price of 103.250% beginning February 1, 2010 and systematically reduced to 100% through February 1, 2013. As previously discussed, on June 7, 2010, the Company purchased on the open market $12,030,000 in principal of its 2017 Notes. Also previously discussed, on March 4, 2010, the Company retired $5,826,000 of 2017 Notes in exchange for Series A preferred stock.
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
The following table summarizes interest incurred and paid on senior and subordinated debt.

	Years Ended January 31,
	2011	2010	2009

	(in thousands)

Interest incurred	$51,592	$54,598	$60,629
Interest paid	$54,318	$51,426	$52,095

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
G. Senior and Subordinated Debt (continued)
Consolidated Interest Expense
The following table summarizes interest incurred, capitalized and paid on all forms of indebtedness (included in Notes E, F and G).

	Years Ended January 31,
	2011	2010	2009

	(in thousands)

Interest incurred	$488,004	$456,033	$463,725
Interest capitalized	(172,664)	(112,887)	(107,222)

Net interest expense	$315,340	$343,146	$356,503

Interest incurred from discontinued operations	$5,830	$9,308	$15,045

Cash paid for interest (net of amount capitalized)	$318,910	$330,309	$352,459

H. Financing Arrangements
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
During the years ended January 31, 2011, 2010 and 2009, consolidated subsidiaries of the Company purchased $8,000,000, $5,000,000 and $10,000,000, respectively, of the Converted Bonds from the investment banks. Simultaneous to each purchase, a corresponding amount of a related TRS was terminated and the corresponding secured borrowing was removed from the Consolidated Balance Sheets. The fair value of the Converted Bonds recorded in other assets was $58,000,000 at both January 31, 2011 and 2010. The outstanding TRS contracts on the $35,000,000 and $43,000,000 of secured borrowings related to the Converted Bonds at January 31, 2011 and 2010, respectively, were supported by collateral consisting primarily of certain notes receivable owned by the Company aggregating $29,112,000. The Company recorded net interest income of $1,966,000, $2,331,000 and $3,205,000 related to the TRS for the years ended January 31, 2011, 2010 and 2009, respectively.
Other Financing Arrangements
In May 2004, Lehman Brothers, Inc. (“Lehman”) purchased $200,000,000 in tax increment revenue bonds issued by the Denver Urban Renewal Authority (“DURA”), with a fixed-rate coupon of 8.0% and maturity date of October 1, 2024, which were used to fund the infrastructure costs associated with phase II of the Stapleton development project. The DURA bonds were transferred to a trust that issued floating rate trust certificates. Stapleton Land, LLC entered into an agreement with Lehman to purchase the DURA bonds from the trust if they were not repurchased or remarketed between June 1, 2007 and June 1, 2009. Stapleton Land, LLC was entitled to receive a fee upon removal of the DURA bonds from the trust equal to the 8.0% coupon rate, less the SIFMA index, less all fees and expenses due to Lehman (collectively, the “Fee”). The Fee was accounted for as a derivative with changes in fair value recorded through earnings. On July 1, 2008, $100,000,000 of the DURA bonds were remarketed. On July 15, 2008, Stapleton Land, LLC was paid $13,838,000 of the fee, which represented the fee earned on the remarketed DURA bonds.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
H. Financing Arrangements (continued)
During the year ended January 31, 2009, Lehman filed for bankruptcy and the remaining $100,000,000 of the DURA bonds were transferred to a creditor of Lehman. As a result, the Company reassessed the collectability of the Fee and decreased the fair value of the Fee to $-0-, resulting in an increase to operating expenses of $13,816,000 for the year ended January 31, 2009. Stapleton Land, LLC informed Lehman that it determined that a “Special Member Termination Event” had occurred because Stapleton Land, LLC (a) fulfilled all of its bond purchase obligations under the transaction documents by purchasing or causing to be redeemed or repurchased all of the bonds held by Lehman and (b) fulfilled all other obligations in accordance with the transaction documents. Therefore, Stapleton Land, LLC has no other financing obligations with Lehman. The Company recorded interest income of $4,546,000 related to the change in fair value of the Fee for the year ended January 31, 2009.
A consolidated subsidiary of the Company has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $22,101,000 of this commitment as of January 31, 2011. In addition, in June 2009, the consolidated subsidiary committed to fund $10,000,000 to the City of Denver and certain of its entities to be used to fund additional infrastructure projects and has funded $2,913,000 of this commitment as of January 31, 2011.
I. Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned decreases in earnings and cash flows that may be caused by interest rate volatility. Derivative instruments that are used as part of the Company’s strategy include interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. The Company enters into interest rate swaps to convert certain floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions or forward starting swaps to hedge the changes in benchmark interest rates on forecasted financings. Option products utilized include interest rate caps, floors, interest rate swaptions and Treasury options. The use of these option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt. The caps and floors have typical durations ranging from one to three years while the Treasury options are for periods of five to ten years. The Company also enters into interest rate swap agreements for hedging purposes for periods that are generally one to ten years. The Company does not have any Treasury options outstanding at January 31, 2011.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company recorded $(1,000), $1,012,000 and $515,000 as an increase (reduction) of interest expense for the years ended January 31, 2011, 2010 and 2009, respectively, which represented total ineffectiveness of all fully consolidated cash flow hedges. Included in the total ineffectiveness charged to earnings are derivative losses reclassified from accumulated OCI as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter (missed forecasted transaction). For the year ended January 31, 2010, there was one missed forecasted transaction that resulted in $928,000 of the total ineffectiveness recognized in the period. There were no missed forecasted transactions for the years ended January 31, 2011 and 2009. As of January 31, 2011, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $29,994,000, net of tax. However, the actual amount reclassified could vary due to future changes in fair value of these derivatives.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
I. Derivative Instruments and Hedging Activities (continued)
Fair Value Hedges of Interest Rate Risk
From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by the Company and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that the Company and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At January 31, 2011, the SIFMA rate is 0.29%. Additionally, the Company and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowing, resulting in minimal financial impact to the Company and/or the Joint Ventures. At January 31, 2011, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $280,885,000. The underlying TRS borrowings are subject to a fair value adjustment (see Note J – Fair Value Measurements).
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
The Company has entered into forward swaps to protect itself against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time the Company secures and locks an interest rate on an anticipated financing, it intends to simultaneously terminate the forward swap associated with that financing. At January 31, 2010, the Company had two forward swaps with an aggregate notional amount of $189,325,000, neither of which qualified for hedge accounting. The change in fair value of these swaps is marked to market through earnings on a quarterly basis. On May 3, 2010, the Company terminated one of these swaps. As a result, at January 31, 2011, the Company has one remaining forward swap outstanding with a notional amount of $60,900,000, which was terminated subsequent to January 31, 2011. Related to these forward swaps, the Company recorded $1,200,000, $(4,761,000) and $14,564,000 for the years ended January 31, 2011, 2010 and 2009, respectively, as an increase (reduction) of interest expense.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
I. Derivative Instruments and Hedging Activities (continued)
The following table presents the fair values and location in the Consolidated Balance Sheets of all derivative instruments:

	Fair Value of Derivative Instruments
	January 31, 2011
			Liability Derivatives
	Asset Derivatives		(included in Accounts Payable
	(included in Other Assets)		and Accrued Expenses)
	Current		Current
	Notional	Fair Value	Notional	Fair Value

	(in thousands)
Derivatives Designated as Hedging Instruments

Interest rate caps	$476,100	$184	$-	$-

Interest rate swap agreements	300,000	716	1,285,000	110,398

TRS	-	-	280,885	21,938

Total derivatives designated as hedging instruments	$776,100	$900	$1,565,885	$132,336

Derivatives Not Designated as Hedging Instruments

Interest rate caps and floors	$1,943,202	$11	$-	$-

Interest rate swap agreements	20,117	1,801	60,900	14,011

TRS	140,800	2,144	30,600	10,240

Total derivatives not designated as hedging instruments	$2,104,119	$3,956	$91,500	$24,251

	January 31, 2010
	(in thousands)
Derivatives Designated as Hedging Instruments

Interest rate caps and floors	$549,600	$1,738	$-	$-

Interest rate swap agreements	-	-	1,149,081	101,549

TRS	-	-	390,090	42,989

Total derivatives designated as hedging instruments	$549,600	$1,738	$1,539,171	$144,538

Derivatives Not Designated as Hedging Instruments

Interest rate caps and floors	$1,350,811	$33	$-	$-

Interest rate swap agreements	20,667	2,154	189,325	36,582

TRS	-	-	40,531	11,406

Total derivatives not designated as hedging instruments	$1,371,478	$2,187	$229,856	$47,988

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
I. Derivative Instruments and Hedging Activities (continued)
The following tables present the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in loss of unconsolidated entities and interest expense in the Consolidated Statements of Operations:

		Gain (Loss) Reclassified from
		Accumulated OCI
		(Effective Portion)
	Gain (Loss)	Location on		Ineffectiveness
	Recognized	Consolidated		Recognized in
Derivatives Designated as	in OCI	Statements of		Interest Expense
Cash Flow Hedging Instruments	(Effective Portion)	Operations	Amount	on Derivatives

	(in thousands)

Year Ended January 31, 2011

Interest rate caps, interest rate swaps and Treasury options	$(14,854)	Interest expense	$(2,841)	$1

		Equity in loss of
		unconsolidated
Treasury options	-	entities	(80)	(5)

Total	$(14,854)		$(2,921)	$(4)

Year Ended January 31, 2010

Interest rate caps, interest rate swaps and Treasury options(1)	$27,386	Interest expense	$(3,266)	$(1,012)

		Equity in loss of
		unconsolidated
Treasury options	-	entities	(178)	(1,099)

Total	$27,386		$(3,444)	$(2,111)

(1)
The gain recognized in OCI and the gain reclassified from accumulated OCI for the year ended January 31, 2010 have been revised to appropriately exclude $51,976 of interest payments on certain interest rate swaps.

The following table presents the impact of gains and losses related to derivative instruments designated as fair value hedges included in interest expense:

	Net Gain (Loss) Recognized (1)
	Year Ended January 31
	2011	2010

	(in thousands)
Derivatives Designated as Fair Value Hedging Instruments

TRS	$1,924	$16,351

Derivatives Not Designated as Hedging Instruments

Interest rate caps, interest rate swaps and floors	$(2,158)	$1,388
TRS	1,341	(2,873)

Total	$(817)	$(1,485)

(1)
The net loss recognized in interest expense from the change in fair value of the underlying TRS borrowings was $1,924 and $16,351 for the years ended January 31, 2011 and 2010, respectively, offsetting the gain recognized on the TRS (see Note J – Fair Value Measurements).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
I. Derivative Instruments and Hedging Activities (continued)
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
The Company has agreements with its derivative counterparties that contain a provision under which the derivative counterparty could terminate the derivative obligations if the Company defaults on its obligations under its bank revolving credit facility and designated conditions have passed. In instances where subsidiaries of the Company have derivative obligations that are secured by a mortgage, the derivative obligations could be terminated if the indebtedness between the two parties is terminated, either by loan payoff or default of the indebtedness. In addition, the Company has certain derivative contracts which provide that if the Company’s credit rating were to fall below certain levels, it may trigger additional collateral to be posted with the counterparty up to the full amount of the liability position of the derivative contracts. Also, certain subsidiaries of the Company have agreements with certain of its derivative counterparties that contain provisions whereby the subsidiaries of the Company must maintain certain minimum financial ratios.
As of January 31, 2011, the aggregate fair value of all derivative instruments in a liability position, prior to the adjustment for nonperformance risk of $(13,187,000), is $169,774,000, for which the Company had posted collateral consisting primarily of cash and notes receivable of $109,145,000. If all credit risk contingent features underlying these agreements had been triggered on January 31, 2011, as discussed above, the Company would have been required to post collateral of the full amount of the liability position referred to above, or $169,774,000.
J. Fair Value Measurements
The Company’s financial assets and liabilities subject to fair value measurements are interest rate caps, interest rate swap agreements, TRS and borrowings subject to TRS (see Note I - Derivative Instruments and Hedging Activities). The Company’s real estate and unconsolidated entities are also subject to periodic fair value measurements (see Note R - Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-off of Abandoned Development Projects and Gain (Loss) on Early Extinguishment of Debt and see Note S – Discontinued Operations and Gain on Disposition of Rental Properties and Lumber Company).
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
J. Fair Value Measurements (continued)
Measurement of Fair Value
The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. Although the Company has determined that the significant inputs used to value its hedging instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of January 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its hedging instruments’ positions and has determined that the credit valuation adjustments are significant to the overall valuation of one interest rate swap and is not significant to the overall valuation of all of its other hedging instruments. As a result, the Company has determined that one interest rate swap is classified in Level 3 of the fair value hierarchy and all of its other hedging instruments valuations are classified in Level 2 of the fair value hierarchy.
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
To determine the fair value of the underlying borrowings subject to TRS, the base price is initially used as the estimate of fair value. The Company adjusts the fair value based upon observable and unobservable measures such as the financial performance of the underlying collateral interest rate risk spreads for similar transactions and loan to value ratios. In the absence of such evidence, management’s best estimate is used. At January 31, 2011, the notional amount of TRS borrowings subject to fair value adjustments are approximately $280,885,000. The Company compares estimates of fair value to those provided by the respective counterparties on a quarterly basis. The Company has determined its fair value estimate of borrowings subject to TRS is classified in Level 3 of the fair value hierarchy.
Items Measured at Fair Value on a Recurring Basis
The Company’s financial assets consist of interest rate caps, interest rate swap agreements and TRS with positive fair values that are included in other assets. The Company’s financial liabilities consist of interest rate swap agreements and TRS with negative fair values that are included in accounts payable and accrued expenses and borrowings subject to TRS included in mortgage debt and notes payable, nonrecourse. The Company records the redeemable noncontrolling interest related to Brooklyn Arena, LLC at redemption value, which approximates fair value (see “The Nets” section of Note K). The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of January 31, 2011 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair Value Measurements
	at January 31, 2011
	Level 1	Level 2	Level 3	Total

	(in thousands)

Interest rate caps	$-	$195	$-	$195
Interest rate swap agreements (positive fair value)	-	2,517	-	2,517
Interest rate swap agreements (negative fair value)	-	(22,022)	(102,387)	(124,409)
TRS (positive fair value)	-	-	2,144	2,144
TRS (negative fair value)	-	-	(32,178)	(32,178)
Fair value adjustment to the borrowings subject to TRS	-	-	21,938	21,938
Redeemable noncontrolling interest	-	-	(226,829)	(226,829)

Total	$-	$(19,310)	$(337,312)	$(356,622)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
J. Fair Value Measurements (continued)
The table below presents a reconciliation of all financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements
	Year Ended January 31, 2011
				Fair value
	Redeemable			adjustment
	Noncontrolling	Interest Rate	Net	to the borrowings	Total TRS
	Interest	Swaps	TRS	subject to TRS	Related	Total
	(in thousands)

Balance, February 1, 2010	$-	$(89,637)	$(54,395)	$42,989	$(11,406)	$(101,043)
Contribution of redeemable noncontrolling interest	(221,909)	-	-	-	-	(221,909)
Total realized and unrealized gains (losses):
Included in earnings	1,925	-	3,265	(1,924)	1,341	3,266
Included in other comprehensive income	-	(12,750)	-	-	-	(12,750)
Included in additional paid-in capital	(6,845)	-	-	-	-	(6,845)
Transfers (1)	-	-	18,477	(16,508)	1,969	1,969
Settlement	-	-	2,619	(2,619)	-	-

Balance, January 31, 2011	$(226,829)	$(102,387)	$(30,034)	$21,938	$(8,096)	$(337,312)

(1)
Transfers during the year ended January 31, 2011 are due to change in consolidation methods primarily related to the Company’s deconsolidation of certain entities as a result of a partial disposition of rental properties (see Note K – Net Gain (Loss) on Disposition of Partial Interests in Rental Properties and Other Investment) and the Company’s adoption of new consolidation accounting guidance.

K. Net Gain (Loss) on Disposition of Partial Interests in Rental Properties and Other Investment
The net gain (loss) on disposition of partial interests in rental properties and other investment is comprised of the following:

	Years Ended January 31,
	2011	2010	2009

	(in thousands)

University Park Joint Venture	$176,192	$-	$-
The Nets	55,112	-	-
Bernstein Joint Venture	29,342	-	-
Other transaction costs	(2,656)	-	-

	$257,990	$-	$-

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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
K. Net Gain (Loss) on Disposition of Partial Interests in Rental Properties and Other Investment (continued)
For its 49% share of the joint venture, the outside partner invested cash and the joint venture assumed approximately $320,000,000 of nonrecourse mortgage debt on the seven buildings. In exchange for the contributed ownership interest, the Company received net cash proceeds of $140,545,000, of which $135,117,000 was in the form of a loan from the joint venture, resulting in a gain of $176,192,000 net of transaction costs of $31,268,000 during the year ended January 31, 2011. Included in these transaction costs were $23,251,000 of participation payments made to the ground lessor of the seven properties in accordance with the respective ground lease agreements. As a result of this transaction, the Company is accounting for the new joint venture and the seven properties as equity method investments since both partners have joint control of the new venture and the properties. The Company will serve as asset and property manager for the buildings.
The Nets
On May 12, 2010, the Company, through its consolidated subsidiary, NS&E, closed on a purchase agreement with entities controlled by Mikhail Prokhorov (“MP Entities”). Pursuant to the terms of the purchase agreement, the MP Entities invested $223,000,000 and made certain funding commitments (“Funding Commitments”) to acquire 80% of The Nets, 45% of Brooklyn Arena, LLC (“Arena”), the entity that through its subsidiaries is overseeing the construction of and has a long-term lease in the Barclays Center arena, and the right to purchase up to 20% of Atlantic Yards Development Company, LLC, which will develop non-arena real estate. In accordance with the Funding Commitments, the MP Entities agreed to fund The Nets operating needs up to $60,000,000 including reimbursements to the Company for loans made to cover The Nets operating needs from March 1, 2010 to May 12, 2010 totaling $15,000,000.
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
The MP Entities have the right to put their Arena ownership interests to the Company during a four-month period following the ten-year anniversary of the completion of the Barclays Center arena for fair market value, as defined in the agreement. Due to the put option, the noncontrolling interest is redeemable and does not qualify as permanent equity. As a result, this redeemable noncontrolling interest is recorded in the mezzanine section of the Company’s consolidated balance sheet and will be reported at redemption value, which represents fair market value, on a recurring basis. At January 31, 2011, the estimated fair value, which is a Level 3 input, is based on a projected discounted cash flow model (see Note J – Fair Value Measurements).
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
The Company received $28,922,000 in cash proceeds and the joint venture assumed $163,000,000 of the nonrecourse mortgage debt on the properties resulting in gains on disposition of partial interests in rental properties and other investment of $29,342,000 for the year ended January 31, 2011. As a result of this transaction, the Company is accounting for the new joint venture and the three properties as equity method investments since both partners have joint control of the new venture and the properties. The Company continues to lease and manage the three properties on behalf of the joint venture.
Other Transaction Costs
Other transaction costs of $2,656,000 represent costs incurred in connection with a potential partial disposition in certain rental properties. During the year ended January 31, 2011, the Company abandoned the proposed transaction and all related transaction costs were expensed.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
L. Income Taxes
The income tax expense (benefit) related to continuing operations consists of the following:

	Years Ended January 31,
	2011	2010	2009

	(in thousands)

Current
Federal	$(4,525)	$1,772	$(28,191)
State	4,250	5,222	(434)

	(275)	6,994	(28,625)

Deferred
Federal	$64,065	$(17,775)	$(17,111)
State	5,930	(1,448)	15,712

	69,995	(19,223)	(1,399)

Total income tax expense (benefit)	$69,720	$(12,229)	$(30,024)

The effective tax rate for income taxes from continuing operations varies from the federal statutory rate of 35% due to the following items:

	Years Ended January 31,
	2011	2010	2009

	(dollars in thousands)

Earnings (loss) from continuing operations, before income taxes	$202,182	$(7,956)	$(104,347)
Equity in loss of unconsolidated entities, net of impairment	(30,194)	(15,053)	(35,585)
Less: Noncontrolling interests	(22,974)	(6,727)	(13,456)

Earnings (loss) from continuing operations, including noncontrolling interest, before income taxes	$149,014	$(29,736)	$(153,388)

Income taxes computed at the statutory rate	$52,155	$(10,408)	$(53,686)
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	5,082	4,929	(3,687)
Cumulative effect of change in state tax rate, net of federal benefit	-	(6,082)	7,930
State net operating loss, net of federal benefit	466	(8,849)	(3,596)
General Business Credits	(1,556)	(2,415)	(1,233)
Valuation allowance	(86)	10,597	21,516
Charitable contributions	4,040	2,195	3,002
Permanent adjustments	390	229	909
Conversion/Exchange of senior debt	10,274	(5,588)	-
Other items	(1,045)	3,163	(1,179)

Total income tax expense (benefit)	$69,720	$(12,229)	$(30,024)

Effective tax rate	46.79%	41.13%	19.57%

The components of the deferred income tax expense (benefit) for continuing operations are as follows:
Excess of tax over financial statement depreciation and amortization	$8,178	$(236)	$4,599
Costs on land and rental properties under development expensed for tax purposes	29,712	12,520	9,274
Revenues and expenses recognized in different periods for tax and financial statement purposes	32,955	15,614	(21,425)
Difference between tax and financial statements related to unconsolidated entities	(13,339)	1,901	(4,114)
Impairment of real estate	(1,847)	(3,117)	(442)
Deferred state taxes, net of federal benefit	1,735	(6,010)	(7,467)
Utilization of (addition to) tax loss carryforward excluding effect of stock options	13,066	(41,019)	(11,695)
Cumulative effect of change in state tax rate, net of federal benefit	-	(6,082)	7,930
Valuation allowance	(86)	10,597	21,516
General Business Credits	(1,556)	(2,415)	(1,233)
Alternative Minimum Tax credits	1,177	(976)	1,658

Deferred income tax expense (benefit)	$69,995	$(19,223)	$(1,399)

See Note S for disclosure of income taxes for discontinued operations.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
L. Income Taxes (continued)
The components of the deferred income tax liability are as follows.

	At January 31,
	Temporary Differences		Deferred Tax
	2011	2010	2011	2010

	(in thousands)

Depreciation	$459,207	$510,203	$178,094	$197,872

Capitalized costs	1,162,185	1,002,731	450,730	388,889

Tax loss carryforward	(150,821)	(170,987)	(52,787)	(59,845)

State loss carryforward, net of federal benefit	-	-	(27,934)	(27,659)

Valuation allowance	-	-	61,744	61,140

Federal tax credits and other carryforwards	-	-	(63,860)	(63,937)

Other comprehensive income (loss)	(154,226)	(142,543)	(59,796)	(55,278)

Basis in unconsolidated entities	128,703	143,903	49,488	55,810

Other	(114,675)	(153,732)	(45,705)	(59,622)

Total	$1,330,373	$1,189,575	$489,974	$437,370

Income taxes paid (refunded) were $9,026,000, $(709,000) and $4,698,000 for the years ended January 31, 2011, 2010 and 2009, respectively. At January 31, 2011, the Company had a federal net operating loss carryforward for tax purposes of $206,051,000 (generated primarily from the impact on its net earnings of tax depreciation expense from real estate properties and excess deductions from stock-based compensation) that will expire in the years ending January 31, 2024 through January 31, 2031, a charitable contribution deduction carryforward of $37,273,000 that will expire in the years ending January 31, 2012 through January 31, 2016, General Business Credit carryovers of $19,070,000 that will expire in the years ending January 31, 2012 through January 31, 2031, and an alternative minimum tax (“AMT”) credit carryforward of $29,315,000 that is available until used to reduce federal tax to the AMT amount.
The Company’s policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating its future tax position. The Company has a full valuation allowance against the deferred tax asset associated with its charitable contributions. The Company has a valuation allowance against its general business credits, other than those general business credits which are eligible to be utilized to reduce future AMT liabilities. The Company has a valuation allowance against certain of its state net operating losses and credits. These valuation allowances exist because management believes it is more likely than not that the Company will not realize these benefits.
The Company applies the “with-and-without” methodology for recognizing excess tax benefits from the deduction of stock-based compensation. The net operating loss available for the tax return, as is noted in the paragraph above, is greater than the net operating loss available for the tax provision due to excess deductions from stock-based compensation reported on the return, as well as the impact of adjustments to the net operating loss under accounting guidance on accounting for uncertainty in income taxes. As of January 31, 2011, the Company has not recorded in its financial statements a net deferred tax asset of approximately $17,264,000 from excess stock-based compensation deductions taken on the tax return for which a benefit has not yet been recognized in the Company’s tax provision.

	At January 31,
	2011	2010

	(in thousands)

Deferred tax liabilities	$1,588,086	$1,419,914

Deferred tax assets	1,159,856	1,043,684

Less: valuation allowance (1)	(61,744)	(61,140)

	1,098,112	982,544

Net deferred tax liability	$489,974	$437,370

(1)	The valuation allowance is related to state net operating losses and credits, general business credits and charitable contributions.

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
As of January 31, 2011 and 2010, the Company had unrecognized tax benefits of $408,000 and $1,611,000, respectively. The Company recognizes estimated interest payable on underpayments of income taxes and estimated penalties as components of income tax expense. As of January 31, 2011 and 2010, the Company had approximately $100,000 and $525,000, respectively, of accrued interest and penalties related to uncertain income tax positions. The Company recorded income tax expense (benefit) relating to interest and penalties on uncertain tax positions of $(424,000), $61,000 and $(377,000) for the years ended January 31, 2011, 2010 and 2009, respectively. The Company settled an Internal Revenue Service audit of one of its partnership investments during the year ended January 31, 2010 which resulted in a decrease in the Company’s unrecognized tax benefits in the amount of $174,000 and a decrease in the associated accrued interest and penalties in the amount of $59,000.
The Company files a consolidated United States federal income tax return. Where applicable, the Company files combined income tax returns in various states and it files individual separate income tax returns in other states. The Company’s federal consolidated income tax returns for the year ended January 31, 2008 and subsequent years are subject to examination by the Internal Revenue Service. Certain of the Company’s state returns for the years ended January 31, 2003 through January 31, 2007 and all state returns for the year ended January 31, 2008 and subsequent years are subject to examination by various taxing authorities.
A reconciliation of the total amounts of the Company’s unrecognized tax benefits, exclusive of interest and penalties, is depicted in the following table:

	Unrecognized Tax Benefit
	January 31,
	2011	2010

	(in thousands)

Beginning balance, February 1, 2010 and 2009	$1,611	$1,481

Gross increases for tax positions of prior years	-	330

Gross decreases for tax positions of prior years	(45)	-

Gross increases for tax positions of current year	-	-

Settlements	(7)	(174)

Lapse of statutes of limitation	(1,151)	(26)

Unrecognized tax benefits balance at January 31, 2011 and 2010	$408	$1,611

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized as of January 31, 2011 and 2010, is $121,000 and $155,000, respectively. Based upon the Company’s assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will change from those recorded at January 31, 2011. Included in the $408,000 of unrecognized benefits noted above is $265,000 which, due to the reasons above, could decrease during the next twelve months.

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

		January 31,		Years Ended January 31,
		2011	2010	2011	2010	2009
		Identifiable Assets		Capital Expenditures

Commercial Group		$8,471,427	$8,626,937	$500,336	$552,241	$742,541
Residential Group		2,680,895	2,674,639	222,712	390,088	342,877
Land Development Group		498,190	460,513	-	-	339
The Nets(1)		-	(333)	-	-	-
Corporate Activities		118,697	154,955	110	280	610

		$11,769,209	$11,916,711	$723,158	$942,609	$1,086,367

	Years Ended January 31,			Years Ended January 31,
	2011	2010	2009	2011	2010	2009
	Revenues from Real Estate Operations			Operating Expenses

Commercial Group	$909,303	$927,601	$908,756	$443,837	$451,281	$480,759
Commercial Group Land Sales	24,742	27,068	35,437	19,970	21,609	15,699
Residential Group	211,485	257,077	273,561	136,296	158,686	173,737
Land Development Group	32,131	20,267	33,848	38,650	33,119	52,878
The Nets	-	-	-	-	-	-
Corporate Activities	-	-	-	47,030	39,857	44,097

	$1,177,661	$1,232,013	$1,251,602	$685,783	$704,552	$767,170

	Depreciation and Amortization Expense			Interest Expense

Commercial Group	$187,838	$198,688	$196,882	$227,216	$232,631	$247,441
Residential Group	53,906	57,992	58,257	21,233	27,515	35,910
Land Development Group	334	830	1,318	3,007	2,109	(98)
The Nets	-	-	-	-	-	-
Corporate Activities	1,769	2,713	3,030	63,884	80,891	73,250

	$243,847	$260,223	$259,487	$315,340	$343,146	$356,503

				Net Earnings (Loss) Attributable to
	Interest and Other Income			Forest City Enterprises, Inc.

Commercial Group	$23,392	$19,569	$8,626	$113,040	$48,571	$(15,946)
Residential Group	19,830	23,673	19,620	54,845	31,167	21,102
Land Development Group	9,162	9,508	12,612	(13,593)	511	10,878
The Nets	-	-	-	9,651	(28,674)	(29,967)
Corporate Activities	442	1,249	1,565	(105,283)	(82,226)	(99,314)

	$52,826	$53,999	$42,423	$58,660	$(30,651)	$(113,247)

(1)	The identifiable assets of $(333) at January 31, 2010 represent losses in excess of the Company’s investment basis in The Nets.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
M. Segment Information (continued)
The Company uses a measure defined as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) to report its operating results. EBDT is a non-GAAP measure and is defined as net earnings excluding the following items at the Company’s proportional share: i) gain (loss) on disposition of rental properties, divisions and other investments (net of tax); ii) the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) non-cash charges for real estate depreciation, amortization, amortization of mortgage procurement costs and deferred income taxes; iv) preferred payment which is classified as noncontrolling interest expense in the Company’s Consolidated Statements of Operations; v) impairment of real estate (net of tax); vi) extraordinary items (net of tax); and vii) cumulative or retrospective effect of change in accounting principle (net of tax).
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
(continued on next page)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
M. Segment Information (continued)
Reconciliation of EBDT to Net Earnings (Loss) by Segment:

			Land
	Commercial	Residential	Development
Year Ended January 31, 2011	Group	Group	Group	The Nets	Corporate	Total

EBDT	$277,480	$106,556	$2,376	$9,651	$(86,188)	$309,875
Depreciation and amortization – Real Estate Groups	(205,876)	(75,606)	(264)	-	-	(281,746)
Amortization of mortgage procurement costs – Real Estate Groups	(11,377)	(2,568)	(273)	-	-	(14,218)
Deferred taxes – Real Estate Groups	(13,746)	(3,118)	(591)	-	(19,095)	(36,550)
Straight-line rent adjustment	17,037	522	(8)	-	-	17,551
Preference payment	(2,341)	-	-	-	-	(2,341)
Gain on disposition of partial interests in rental properties, net of tax	106,943	18,083	-	-	-	125,026
Gain on disposition of unconsolidated entities, net of tax	3,436	10,926	-	-	-	14,362
Impairment of real estate, net of tax	(2,213)	-	(1,016)	-	-	(3,229)
Impairment of unconsolidated entities, net of tax	(30,115)	-	(13,817)	-	-	(43,932)
Discontinued operations, net of tax:
Depreciation and amortization – Real Estate Groups	(3,660)	(636)	-	-	-	(4,296)
Amortization of mortgage procurement costs – Real Estate Groups	(110)	(13)	-	-	-	(123)
Deferred taxes – Real Estate Groups	(1,195)	(400)	-	-	-	(1,595)
Straight-line rent adjustment	609	-	-	-	-	609
Gain on disposition of rental properties	26,899	1,099	-	-	-	27,998
Impairment of real estate, net of tax	(48,731)	-	-	-	-	(48,731)

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$113,040	$54,845	$(13,593)	$9,651	$(105,283)	$58,660

Preferred dividends	-	-	-	-	(11,807)	(11,807)

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$113,040	$54,845	$(13,593)	$9,651	$(117,090)	$46,853

Year Ended January 31, 2010

EBDT	$286,420	$122,769	$12,828	$(28,674)	$(92,237)	$301,106
Depreciation and amortization – Real Estate Groups	(205,277)	(79,910)	(387)	-	-	(285,574)
Amortization of mortgage procurement costs – Real Estate Groups	(12,019)	(2,627)	(624)	-	-	(15,270)
Deferred taxes – Real Estate Groups	(11,122)	(11,312)	(7,987)	-	9,293	(21,128)
Straight-line rent adjustment	12,287	86	-	-	-	12,373
Preference payment	(2,341)	-	-	-	-	(2,341)
Gain on disposition of unconsolidated entities, net of tax	-	30,462	-	-	-	30,462
Impairment of real estate, net of tax	(2,174)	(897)	(2,381)	-	-	(5,452)
Impairment of unconsolidated entities, net of tax	(6,441)	(14,877)	(938)	-	-	(22,256)
Discontinued operations, net of tax:
Depreciation and amortization – Real Estate Groups	(5,421)	(2,874)	-	-	-	(8,295)
Amortization of mortgage procurement costs – Real Estate Groups	(237)	(76)	-	-	-	(313)
Deferred taxes – Real Estate Groups	(690)	(874)	-	-	-	(1,564)
Straight-line rent adjustment	869	-	-	-	-	869
Gain on disposition of rental properties	2,784	-	-	-	-	2,784
Impairment of real estate, net of tax	(8,067)	(8,703)	-	-	-	(16,770)
Deferred gain on disposition of Lumber Group	-	-	-	-	718	718

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$48,571	$31,167	$511	$(28,674)	$(82,226)	$(30,651)

Year Ended January 31, 2009

EBDT	$221,576	$120,402	$2,277	$(29,967)	$(95,351)	$218,937
Depreciation and amortization – Real Estate Groups	(204,530)	(73,522)	(735)	-	-	(278,787)
Amortization of mortgage procurement costs – Real Estate Groups	(9,822)	(2,739)	(573)	-	-	(13,134)
Deferred taxes – Real Estate Groups	(15,037)	(18,599)	11,206	-	4,448	(17,982)
Straight-line rent adjustment	(556)	5	(3)	-	-	(554)
Preference payment	(3,329)	-	-	-	-	(3,329)
Preferred return on disposition, net of tax	-	(576)	-	-	-	(576)
Gain on sale of other investments, net of tax	-	-	-	-	92	92
Gain on disposition of unconsolidated entities, net of tax	663	-	-	-	-	663
Impairment of real estate, net of tax	-	(774)	-	-	-	(774)
Impairment of unconsolidated entities, net of tax	(5,606)	(5,795)	(1,626)	-	-	(13,027)
Retrospective adoption of accounting guidance for convertible debt instruments	6,095	1,213	332	-	(9,183)	(1,543)
Discontinued operations, net of tax:
Depreciation and amortization – Real Estate Groups	(6,443)	(5,719)	-	-	-	(12,162)
Amortization of mortgage procurement costs – Real Estate Groups	(233)	(421)	-	-	-	(654)
Deferred taxes – Real Estate Groups	364	(532)	-	-	-	(168)
Straight-line rent adjustment	912	-	-	-	-	912
Gain on disposition of rental properties	-	8,159	-	-	-	8,159
Deferred gain on disposition of Lumber Group	-	-	-	-	680	680

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(15,946)	$21,102	$10,878	$(29,967)	$(99,314)	$(113,247)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
N. Leases
The following tables include all lease obligations of the Company.
The Company as Lessor
The following table summarizes the minimum future rental income to be received on non-cancelable operating leases of commercial properties that generally extend for periods of more than one year.

Years Ending January 31,
(in thousands)

2012	$602,324
2013	557,549
2014	532,154
2015	501,702
2016	474,692
Later years	2,931,892

$5,600,313

Most of the commercial leases include provisions for reimbursements of other charges including real estate taxes, utilities and operating costs which are included in revenues from real estate operations. The following table summarizes total reimbursements.

Years Ended January 31,
(in thousands)

2011	$212,790
2010	$194,253
2009	$198,606
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
Minimum fixed rental payments under long-term leases (over one year) in effect at January 31, 2011 are as follows.

Years Ending January 31,
(in thousands)

2012	$15,684
2013	14,407
2014	13,845
2015	13,303
2016	13,435
Later years	494,970

$565,644

The following table summarizes rent expense.

Years Ended January 31,
(in thousands)

2011	$19,565
2010	$25,748
2009	$25,621

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
O. Commitments and Contingencies
The Company has various guarantees, including indirect guarantees of indebtedness of others. The Company believes the risk of payment under these guarantees, as described below, is remote and, to date, no payments have been made under these guarantees.
As of January 31, 2011, the Company has a guaranteed loan of $1,400,000 relating to the Company’s share of a bond issue made by the Village of Woodridge, relating to a Land Development Group project in suburban Chicago, Illinois. This bond issue guarantee terminates April 30, 2015, unless the bonds are paid sooner, and is limited to $500,000 in any one year. The Company also had outstanding letters of credit of $63,418,000 as of January 31, 2011. The maximum potential amount of future payments on the guaranteed loan and letters of credit the Company could be required to make is the total amounts noted above.
The Company has entered into certain partnerships whereby the outside investment partner is allocated certain tax credits. These partnerships typically require the Company to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive or the loss of allocated tax credits and tax losses. At January 31, 2011, the maximum potential payment under these tax indemnity guarantees was approximately $132,947,000 (of which $80,931,000 has been recorded in accounts payable and accrued expenses). The Company believes that all necessary requirements for qualifications for such tax credits have been and will continue to be met and that the Company’s investment partners will be able to receive expense allocations associated with the properties. The Company does not expect to make any payments under these guarantees.
The Company’s mortgage loans are nonrecourse; however, in some cases, lenders carve out certain items from the nonrecourse provisions. These carve-out items enable the lenders to seek recourse if the Company or the joint venture engages in certain acts as defined in the respective agreements such as commit fraud, intentionally misapply funds, or intentionally misrepresent facts. The Company has also provided certain environmental guarantees. Under these environmental remediation guarantees, the Company must remediate any hazardous materials brought onto the property in violation of environmental laws. The maximum potential amount of future payments the Company could be required to make on the environmental guarantees is limited to the actual losses suffered or actual remediation costs incurred. A portion of these carve-outs and guarantees have been made on behalf of joint ventures and the Company believes any liability would not exceed its partners’ share of the outstanding principal balance of the loans in which these carve-outs and environmental guarantees have been made. At January 31, 2011, the outstanding balance of the partners’ share of these loans was approximately $381,665,000. The Company believes the risk of payment on the carve-out guarantees is mitigated, in most cases, by the fact that the Company manages the property, and in the event the Company’s partner did violate one of the carve-out items, the Company would seek recovery from its partner for any payments the Company would make. Additionally, the Company further mitigates its exposure through environmental insurance and other types of insurance coverage.
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
The Company customarily guarantees lien-free completion of projects under construction. Upon completion as defined, the guarantees are released. The Company currently provides the following completion guarantees on its completed projects and projects under construction and development:

		Percent
	Total Costs	Completed

	(dollars in thousands)

At January 31, 2011
Openings and acquisitions	$837,236	93%
Under construction	2,715,018	67%

Total Real Estate	$3,552,254	73%

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
O. Commitments and Contingencies (continued)
Additionally, the Company has provided a guaranty of payment, performance and completion of certain obligations associated with certain Military Housing Privatization Initiative (“MHPI”) projects. These guarantees do not include a guaranty of available MHPI project sources and the Company cannot be compelled to replace a deficiency in available sources. In the event the guaranty were called upon, any money advanced by the Company would be replaced by appropriate sources available within the MHPI project. Inclusive of the available MHPI project sources, the Company believes the maximum net exposure to be $89,019,000 at January 31, 2011. Currently, the Company anticipates further MHPI project sources will cover this maximum exposure and future advances by the Company will not be required.
In addition to what is stated above, the Company has guaranteed the lender the lien free completion of certain horizontal infrastructure associated with certain land development projects. The maximum amount due by the Company under these completion guarantees is limited to $71,386,000.
The Company is also involved in certain claims and litigation related to its operations and development. Based on the facts known at this time, management has consulted with legal counsel and is of the opinion that the ultimate outcome of all such claims and litigation will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
In connection with the Company’s (through its subsidiary NS&E) August 2004 purchase of The Nets and its May 12, 2010 sale of an 80% interest in The Nets, the Company, certain subsidiaries and certain members have provided an indemnity guarantee to the NBA for any losses arising from the transaction, including the potential relocation of the team. The Company’s indemnity is effective as long as the Company owns an interest in the team. The indemnification provisions are standard provisions that are required by the NBA. The Company and the other indemnifying parties have insurance coverage of $100,000,000 in connection with such indemnity. The Company evaluated the indemnity guarantee and determined that the fair value of the Company’s liability for its obligations under the guarantee was not material.
Certain of the Company’s ground leases include provisions requiring it to indemnify the ground lessor against claims or damages occurring on or about the leased property during the term of the ground lease. These indemnities generally were entered into prior to the effective date of accounting guidance related to guarantees; therefore, they have not been recorded in the Company’s consolidated financial statements at January 31, 2011. The maximum potential amount of future payments the Company could be required to make is limited to the actual losses suffered. The Company mitigates its exposure to loss related to these indemnities through insurance coverage.
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
The Company issued a $40,000,000 guaranty in connection with certain environmental testing and subsurface investigation work that was performed pursuant to a temporary entry license agreement issued by the Metropolitan Transportation Authority and the Long Island Rail Road Company in connection with the development of a mixed-use project in Brooklyn, New York. Under the terms of such license agreement, the sum of the guaranty could be reduced two years after completion of the work if no environmental response action was required because of the work, and remain in place in such reduced amount for an additional four years. The work was completed on July 16, 2006, and no environmental response action arose from the work. Accordingly, the sum of the guaranty was reduced to $30,000,000 and will remain in place until July 16, 2012. The Company is not aware of any further environmental work related to this project or guarantee that would have a material effect on its financial position, cash flows or results of operations.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
P. Stock-Based Compensation
The Company’s 1994 Stock Plan as amended in June 2010 (the “Plan”) permits the award of Class A stock options, restricted shares, performance shares and other equity awards to key employees and nonemployee directors of the Company. The aggregate maximum number of shares that may be issued under the Plan is 16,750,000 for all types of awards including 5,400,000 for restricted shares and performance shares.
As of January 31, 2011, the total number of shares available for granting of all types of awards was 5,248,788, of which 3,220,849 may be restricted shares or performance shares. The maximum annual award to an individual is 400,000 stock options, 225,000 restricted shares and 100,000 performance shares. Stock options have a maximum term of 10 years and are awarded with an exercise price at least equal to the market value of the stock on the date of grant. Class A common stock issued upon the exercise of stock options may be issued out of authorized and unissued shares or treasury stock. The Plan, which is administered by the Compensation Committee of the Board of Directors, does not allow the reduction of option prices without shareholder approval, except for the anti-dilution adjustments permitted by the Plan. The Company has not amended the terms of any previously issued equity award. All outstanding stock options have an exercise price equal to the fair market value of the underlying stock at the date of grant, a 10-year term, and graded vesting over three to four years. All outstanding restricted shares have graded vesting over three to four years.
The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Years Ended January 31,
	2011	2010	2009

	(in thousands)

Stock option costs	$6,085	$8,472	$9,775
Restricted stock costs	8,846	8,266	7,345

Total stock-based compensation costs	14,931	16,738	17,120
Less amount capitalized into qualifying real estate projects	(6,962)	(9,229)	(8,615)

Amount charged to operating expenses	7,969	7,509	8,505
Depreciation expense on capitalized stock-based compensation	602	417	245

Total stock-based compensation expense	$8,571	$7,926	$8,750

Deferred income tax benefit	$2,935	$2,666	$2,812

The amount of stock-based compensation expensed at the date of grant for awards granted to retirement-eligible grantees during the years ended January 31, 2011, 2010 and 2009 were $1,136,000, $350,000 and $1,298,000, respectively.
The accounting guidance for share-based payment requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options or shares (excess tax benefits) to be classified as financing cash flows in the Consolidated Statements of Cash Flows. The Company records excess tax benefits only if the excess tax deductions reduce taxes payable computed on a with-and-without basis. Excess tax benefits recorded (reversed) under this accounting guidance and classified as financing cash flows amounted to $-0-, $-0- and $(3,569,000) for the years ended January 31, 2011, 2010 and 2009, respectively. The reversal of the excess tax benefits during the year ended January 31, 2009 resulted from the Company’s 2007 tax return being filed during 2008 with less taxable income than originally estimated resulting in the Company being unable to utilize the excess tax deductions previously recorded.
Stock Options
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted during the respective years.

	Years Ended January 31,
	2011	2010	2009

Risk-free interest rate	2.79%	2.02%	3.73%
Expected volatility	71.51%	65.90%	22.97%
Expected dividend yield	0.00%	0.00%	0.54%
Expected term (in years)	5.50	5.50	5.50

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
The following table provides a summary of stock option activity for the year ended January 31, 2011:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Intrinsic
		Average	Term	Value
	Shares	Exercise Price	(in years)	(in thousands)

Outstanding at January 31, 2010	3,982,942	$38.35
Granted	434,977	$15.89
Exercised	(183,716)	$14.27
Forfeited/expired	(107,525)	$49.39

Outstanding at January 31, 2011	4,126,678	$36.76	5.63	$3,975

Options exercisable (fully vested) at January 31, 2011	2,734,730	$38.50	4.56	$1,143

The weighted average grant-date fair value of stock options granted during 2010, 2009 and 2008 was $9.99, $4.56 and $10.11, respectively. The total intrinsic value of stock options exercised during 2010, 2009 and 2008 was $389,000, $72,000 and $1,870,000, respectively. Cash received from stock options exercised during 2010, 2009 and 2008 was $2,621,000, $128,000 and $1,133,000, respectively. There was no material income tax benefit realized as a reduction of income taxes payable from stock options exercised during 2010, 2009 or 2008. At January 31, 2011, there was $4,168,000 of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.40 years.
Restricted Stock
The following table provides a summary of restricted stock activity for the year ended January 31, 2011:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Unvested shares at January 31, 2010	1,088,487	$22.84
Granted	724,059	$15.89
Vested	(221,562)	$39.81
Forfeited	(20,846)	$19.80

Unvested shares at January 31, 2011	1,570,138	$17.16

Restricted stock represents a grant of Class A common stock to key employees and nonemployee directors subject to restrictions on disposition, transferability and risk of forfeiture, while having the rights to vote the shares and receive dividends. The restrictions generally lapse on the second, third and fourth anniversary of the date of grant. Grants that have graded vesting over three years lapse one-third on each anniversary of the date of grant. Restricted shares subject to the restrictions mentioned above are considered to be nonvested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. At January 31, 2011, 1,570,138 unvested shares of restricted stock were excluded from issued and outstanding shares of Class A common stock in the accompanying consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
P. Stock-Based Compensation (continued)
The weighted average grant-date fair value of restricted stock granted during 2010, 2009 and 2008 was $15.89, $7.80 and $36.51, respectively. The total fair value of shares that vested during 2010, 2009 and 2008 was $8,821,000, $5,884,000 and $3,460,000, respectively. At January 31, 2011, there was $14,001,000 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 2.60 years.
In connection with the vesting of restricted stock during 2010, 2009 and 2008, the Company repurchased into treasury 54,732, 26,188 and 18,757 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $786,000, $133,000 and $663,000, respectively.
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
The following table provides a summary of the performance share activity for the year ended January 31, 2011:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Unvested shares at January 31, 2010	172,609	$36.38
Granted	-	$-
Vested	-	$-
Forfeited	-	$-

Unvested shares at January 31, 2011	172,609	$36.38

The range of performance shares that can be earned as of January 31, 2011 is as follows:

	Minimum	Target	Maximum
PERFORMANCE PERIOD	Shares	Shares	Shares

May 1, 2008 to January 31, 2012	-	172,609	301,064

At January 31, 2011, there was $6,280,000 of unrecognized compensation costs related to unvested performance shares.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Q. Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The Class A Common Units, which are reflected as noncontrolling interests in the Company’s Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Class A Common Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with the put or conversion of the 2014 Notes, 2016 Notes and Series A preferred stock are included in the computation of diluted EPS using the if-converted method. The loss from continuing operations attributable to Forest City Enterprises, Inc. for the years ended January 31, 2010 and 2009 as well as the net loss attributable to Forest City Enterprises, Inc. for the years ended January 31, 2010 and 2009 were allocated solely to holders of common stock as the participating security holders do not share in the losses.
(continued on next page)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Q.	Earnings Per Share (continued)
The reconciliation of the amounts used in the basic and diluted EPS computations is shown in the following table:

	Years Ended January 31,
	2011	2010	2009

Numerators (in thousands)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc.	$79,294	$(17,507)	$(123,364)
Dividends on preferred stock	(11,807)	-	-
Undistributed earnings allocated to participating securities	(2,162)	-	-

Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Basic	65,325	(17,507)	(123,364)
Undistributed earnings allocated to participating securities	2,162	-	-
Interest on convertible debt	4,438	-	-
Preferred distribution on Class A Common Units	1,433	-	-

Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Diluted	$73,358	$(17,507)	$(123,364)

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$58,660	$(30,651)	$(113,247)
Dividends on preferred stock	(11,807)	-	-
Undistributed earnings allocated to participating securities	(1,501)	-	-

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Basic	45,352	(30,651)	(113,247)
Undistributed earnings allocated to participating securities	1,501	-	-
Interest on convertible debt	4,438	-	-
Preferred distribution on Class A Common Units	1,433	-	-

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Diluted	$52,724	$(30,651)	$(113,247)

Denominators
Weighted average shares outstanding - Basic	155,485,243	139,825,349	102,755,315
Effect of stock options and restricted stock	550,730	-	-
Effect of convertible debt	13,755,158	-	-
Effect of convertible Class A Common Units	3,646,755	-	-

Weighted average shares outstanding - Diluted (1)	173,437,886	139,825,349	102,755,315

Earnings Per Share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Basic	$0.42	$(0.13)	$(1.20)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Diluted	$0.42	$(0.13)	$(1.20)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Basic	$0.29	$(0.22)	$(1.10)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Diluted (2)	$0.30	$(0.22)	$(1.10)

(1)	a)
Incremental shares from dilutive options, restricted stock and convertible securities aggregating 12,065,194 and 4,213,684 for the years ended January 31, 2010 and 2009, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive due to the loss from continuing operations.

b)
Weighted-average options and restricted stock of 4,447,652, 4,520,436 and 3,133,200 for the years ended January 31, 2011, 2010 and 2009, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive. Weighted-average shares issuable upon the conversion of preferred stock and 2016 Notes of 13,115,165 and 14,356,215, respectively, for the year ended January 31, 2011, were not included in the computation of diluted EPS because their effect is anti-dilutive under the if-converted method.

c)
Weighted-average performance shares of 172,609 for both of the years ended January 31, 2011 and 2010 and 106,943 for the year ended January 31, 2009, were not included in the computation of diluted EPS because the performance criteria were not satisfied as of the end of the respective periods.

d)
The 2011 Notes can be put to the Company by the holders under certain circumstances (see Note G – Senior and Subordinated Debt). If the Company exercises its net share settlement option upon a put of the 2011 Notes by the holders, it will then issue shares of its Class A common stock. The effect of these shares was not included in the computation of diluted EPS for the years ended January 31, 2011, 2010 and 2009 because the Company’s average stock price did not exceed the put value price of the 2011 Notes. These notes will be dilutive when the average stock price for the period exceeds $66.39. Additionally, the Company sold a warrant with an exercise price of $74.35, which has also been excluded from diluted EPS for the years ended January 31, 2011, 2010 and 2009 because the Company’s stock price did not exceed the exercise price.

(2)
The accounting guidance on earnings per share requires that the number of diluted common shares used in computing the diluted per-share amount for earnings from continuing operations also be used in computing the diluted per-share amount for net earnings (loss) even if those amounts are anti-dilutive to the diluted per-share amount for net earnings (loss). Certain dilutive common shares had such an effect for the year ended January 31, 2011.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

R.	Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Gain (Loss) on Early Extinguishment of Debt
Impairment of Real Estate
The Company reviews its real estate portfolio, including land held for development or sale, for impairment whenever events or changes indicate that its carrying value of the long-lived assets may not be recoverable. In cases where the Company does not expect to recover its carrying costs, an impairment charge is recorded. In order to determine whether the long-lived asset carrying costs are recoverable from estimated future undiscounted cash flows, the Company uses various assumptions that include historical and budgeted net operating income, estimated holding periods, risk of foreclosure and estimated cash proceeds received upon the disposition of the asset. If the carrying costs are not recoverable, the Company is required to record an impairment to reduce the carrying costs to estimated fair value. The assumptions used to estimate fair value are considered to be Level 3 inputs. The Company’s assumptions were based on the most current information available at January 31, 2011. If the conditions mentioned above continue to deteriorate, or if the Company’s plans regarding its assets change, it could result in additional impairment charges in the future.
The impairments recorded during the years ended January 31, 2011, 2010 and 2009 represent a write down to the estimated fair value due to changes in events, such as bona fide third-party purchase offers and consideration of current market conditions and the impact of these events to the properties’ estimated future cash flows. The following table summarizes the Company’s impairment of real estate included in continuing operations.

		Years Ended January 31,
		2011	2010	2009
		(in thousands)

Development property at Waterfront Station	Washington, D.C.	$3,103	$-	$-
250 Huron (Office Building)	Cleveland, Ohio	2,040	-	-
Land Projects:
Gladden Farms	Marana, Arizona	650	2,985	-
Tangerine Crossing	Tucson, Arizona	-	905	-
Investment in triple net lease property	Portage, Michigan	-	3,552	-
Residential development property sold in February 2009	Mamaroneck, New York	-	1,124	1,262
Other		1,010	341	-

		$6,803	$8,907	$1,262

In addition, the Company had impairments related to consolidated real estate assets that were disposed of during the periods presented. The following table summarizes the Company’s impairment of real estate included in discontinued operations.

		Years Ended January 31,
		2011	2010	2009
		(in thousands)

Simi Valley Town Center (Regional Mall)	Simi Valley, California	$76,962	$-	$-
Investment in triple net lease property	Pueblo, Colorado	2,641	-	-
Saddle Rock Village (Specialty Retail Center)	Aurora, Colorado	-	13,179	-
Supported-living apartment communities:
Sterling Glen of Great Neck	Great Neck, New York	-	7,138	-
Sterling Glen of Glen Cove	Glen Cove, New York	-	2,637	-
101 San Fernando (Apartment Community)	San Jose, California	-	4,440	-

		$79,603	$27,394	$-

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

R.	Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Gain (Loss) on Early Extinguishment of Debt (continued)
Occupancy levels and estimated future cash flows were significantly decreasing during 2010 at Simi Valley Town Center, a regional mall located in Simi Valley, California, due to the consolidation of two anchor stores at the property, greater competition than originally anticipated and the general economic downturn. The Company had ongoing discussions with the mortgage lender regarding the performance of the property and the expectation that it would be unable to generate sufficient cash flow to cover the debt service of the nonrecourse mortgage note. During the year ended January 31, 2011, the mortgage lender determined it wanted to exit the investment by selling the nonrecourse mortgage note and the Company agreed to transfer the property to the purchaser of the nonrecourse mortgage upon a sale. Based on these events and changes in circumstances, the Company dramatically shortened its estimated asset holding period. As a result, estimated future undiscounted cash flows were not sufficient to recover the carrying value and the asset was recorded at its estimated fair value resulting in an impairment charge of $76,962,000 during the year ended January 31, 2011. The impairment, which was recorded prior to the ultimate disposition in December 2010, resulted in the carrying value of the real estate being less than the nonrecourse mortgage. As a result, upon disposition, the Company recorded a gain of $46,802,000 for the year ended January 31, 2011. The Company reclassified all revenues and expenses, as well as the gain on disposition of the property to discontinued operations (see Note S - Discontinued Operations and Gain on Disposition of Rental Properties and Lumber Group).
In addition, the Company recorded impairments of real estate for other properties included in discontinued operations as described in the table above. These impairments represent a write down to the estimated fair value due to changes in events, related to a bona fide third-party purchase offer and consideration of current market conditions and the impact of these events to the properties’ estimated future cash flows.
Impairment of Unconsolidated Entities
The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate that its carrying value in the investments may be in excess of fair value. An equity method investment’s value is impaired if management’s estimate of its fair value is less than the carrying value and the difference is deemed to be other-than-temporary. In order to arrive at the estimates of fair value of its unconsolidated entities, the Company uses varying assumptions that may include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, which are considered to be Level 3 inputs. For newly opened properties, assumptions also include the timing of initial lease up at the property. In the event the initial lease up assumptions differ from actual results, estimated future discounted cash flows may vary resulting in impairment charges in future periods.
The impairments recorded during the year ended January 31, 2011 at Central Station, a mixed-use land development project in Chicago, Illinois represent other-than-temporary impairments in the Company’s investments of four unconsolidated entities which hold investments in certain condominium buildings. Due to the continued price deterioration of the Chicago condominium prices, the Company made a strategic business decision during the year ended January 31, 2011 to rent these condominium units. This decision combined with other changes in circumstances resulted in a reduction of estimated discounted cash flows expected from these entities which are a key component in the associated fair value estimates. As a result, the investments in the unconsolidated entities were recorded at these reduced estimated fair values as of January 31, 2011, resulting in the impairment charges during the year ended January 31, 2011.
The impairment recorded during the year ended January 31, 2011 at Village at Gulfstream Park, a specialty retail center in Hallandale Beach, Florida represents an other-than-temporary impairment in the Company’s investment. The specialty retail center was fully opened in February 2010 and was leased during the general economic downturn which resulted in a longer initial lease up period than originally projected and increased rent concessions to the existing tenant base once it was opened. Based on these conditions, management revised its estimate of future discounted cash flows, which are a key component in the associated fair value estimate. As a result, the investment in the unconsolidated entity was recorded at its reduced estimated fair value as of January 31, 2011, resulting in a impairment charge during the year ended January 31, 2011.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

R.	Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Gain (Loss) on Early Extinguishment of Debt (continued)
The following table summarizes the Company’s impairment of unconsolidated entities.

		Years Ended January 31,
		2011	2010	2009
		(in thousands)
Mixed-Use Land Development:
Central Station:
One Museum Park West	Chicago, Illinois	$8,250	$-	$-
Museum Park Place Two	Chicago, Illinois	4,461	-	-
One Museum Park East	Chicago, Illinois	3,237	-	-
1600 Museum Park	Chicago, Illinois	2,363	-	-
Mercy Campus Park	Chicago, Illinois	1,817	-	-
Old Stone Crossing at Caldwell Creek	Charlotte, North Carolina	947	122	365
Aberdeen	Highland Heights, Ohio	510	-	-
Shamrock Business Center	Painesville, Ohio	170	1,150	-
Palmer	Manatee County, Florida	-	-	1,214
Cargor VI	Manatee County, Florida	-	-	892
Office Buildings:
818 Mission Street	San Francisco, California	4,018	-	-
Bulletin Building	San Francisco, California	3,543	-	-
Mesa del Sol - Aperture Center	Albuquerque, New Mexico	2,733	-	-
Mesa del Sol – 5600 University SE	Albuquerque, New Mexico	-	1,693	-
Specialty Retail Centers:
Village at Gulfstream Park	Hallandale Beach, Florida	35,000	-	-
Metreon	San Francisco, California	4,595	-	-
Southgate Mall	Yuma, Arizona	-	1,611	1,356
El Centro Mall	El Centro, California	-	-	2,030
Coachella Plaza	Coachella, California	-	-	1,870
Apartment Communities:
Uptown Apartments	Oakland, California	-	6,781	-
Metropolitan Lofts	Los Angeles, California	-	2,505	-
Residences at University Park	Cambridge, Massachusetts	-	855	-
Fenimore Court	Detroit, Michigan	-	693	-
Pittsburgh Peripheral (Commercial Group Land Project)	Pittsburgh, Pennsylvania	-	7,217	3,937
Millender Center	Detroit, Michigan	-	10,317	-
Classic Residence by Hyatt (Supported-Living Apartments)	Yonkers, New York	-	3,152	1,107
Mercury (Condominium)	Los Angeles, California	-	-	8,036
Other		815	260	478

		$72,459	$36,356	$21,285

Write-Off of Abandoned Development Projects
On a quarterly basis, the Company reviews each project under development to determine whether it is probable the project will be developed. If management determines that the project will not be developed, project costs are written off as an abandoned development project cost. The Company may abandon certain projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or due to third party challenges related to entitlements or public financing. The Company wrote off abandoned development projects of $8,195,000, $26,739,000 and $52,211,000 for the years ended January 31, 2011, 2010 and 2009, respectively, which were recorded in operating expenses.
In addition, included in equity in earnings (loss) of unconsolidated entities are write-offs of $3,045,000 and $304,000 for the years ended January 31, 2011 and 2010, respectively, which represent the Company’s proportionate share of write-offs of abandoned development projects of equity method investments. The Company had no write-offs of abandoned development projects related to unconsolidated entities for the year ended January 31, 2009.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

R.	Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Gain (Loss) on Early Extinguishment of Debt (continued)
Gain (Loss) on Early Extinguishment of Debt
For the years ended January 31, 2011, 2010 and 2009, the Company recorded $(21,035,000), $36,569,000 and $(2,159,000), respectively, as gain (loss) on early extinguishment of debt. The amounts for the year ended January 31, 2011 include a $31,689,000 loss related to the exchange of a portion of the Company’s 2016 Notes for Class A common stock, offset by a $2,472,000 gain on early extinguishment of nonrecourse mortgage debt at Botanica on the Green and Crescent Flats, apartment communities located in Denver, Colorado, a $6,297,000 gain related to the exchange of a portion of the 2011, 2015 and 2017 Notes for a new issue of Series A preferred stock and a $1,896,000 gain on the early extinguishment of a portion of the 2011 and 2017 Notes.
For the year ended January 31, 2010, the amount primarily represents gains on early extinguishment of nonrecourse mortgage debt at an underperforming retail project, a land development project in Marana, Arizona, Gladden Farms, and the gain related to the exchange of a portion of the Company’s 2011 Notes for a new issue of 2014 Notes. These gains were partially offset by a charge to early extinguishment of debt related to $20,400,000 of subordinated debt. For the year ended January 31, 2009, the loss represents the impact of early extinguishment of nonrecourse mortgage debt at Galleria at Sunset, a regional mall located in Henderson, Nevada, 1251 S. Michigan and Sky55, apartment communities located in Chicago, Illinois, and Grand Lowry Lofts, an apartment community located in Denver, Colorado, in order to secure more favorable financing terms. These charges were offset by gains on the early extinguishment of a portion of the Company’s 2011 Notes and on the early extinguishment of the Urban Development Action Grant loan at Post Office Plaza, an office building located in Cleveland, Ohio.

S.	Discontinued Operations and Gain on Disposition of Rental Properties and Lumber Group
Discontinued Operations
All revenues and expenses of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Operations for the years ended January 31, 2011, 2010 and 2009. The Company considers assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing. There were no assets classified as held for sale at January 31, 2011 or 2010.
The following table lists rental properties included in discontinued operations:

		Square Feet/	Period	Year Ended	Year Ended	Year Ended
Property	Location	Number of Units	Disposed	1/31/2011	1/31/2010	1/31/2009

Commercial Group:
Simi Valley Town Center	Simi Valley, California	612,000 square feet	Q4-2010	Yes	Yes	Yes
Investment in triple net lease property	Pueblo, Colorado	203,000 square feet	Q4-2010	Yes	Yes	Yes
Saddle Rock Village	Aurora, Colorado	294,000 square feet	Q3-2010	Yes	Yes	Yes
Grand Avenue	Queens, New York	100,000 square feet	Q1-2009	-	Yes	Yes

Residential Group:
101 San Fernando	San Jose, California	323 units	Q2-2010	Yes	Yes	Yes
Sterling Glen of Glen Cove	Glen Cove, New York	80 units	Q3-2009	-	Yes	Yes
Sterling Glen of Great Neck	Great Neck, New York	142 units	Q3-2009	-	Yes	Yes
Sterling Glen of Rye Brook	Rye Brook, New York	168 units	Q4-2008	-	-	Yes
Sterling Glen of Lynbrook	Lynbrook, New York	130 units	Q2-2008	-	-	Yes
In addition, the Company’s Lumber Group strategic business unit was sold during the year ended January 31, 2005 for $39,085,902, $35,000,000 of which was paid in cash at closing. Pursuant to the terms of a note receivable with a 6% interest rate from the buyer, the remaining purchase price was to be paid in four annual installments commencing November 12, 2006. The Company deferred a gain of $4,085,902 (approximately $2,400,000, net of tax) relating to the note receivable due, in part, to the subordination to the buyer’s senior financing. The gain is recognized in discontinued operations and interest income is recognized in continuing operations as the note receivable principal and interest are collected. During the years ended January 31, 2010 and 2009, the Company received the last two annual installments of $1,250,000 each, which included $1,172,000 ($718,000, net of tax) and $1,108,000 ($680,000, net of tax) of the deferred gain, respectively, and $78,000 and $142,000 of interest income recorded in continuing operations, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
S. Discontinued Operations and Gain on Disposition of Rental Properties and Lumber Group (continued)
The operating results related to discontinued operations were as follows:

	Years Ended January 31,
	2011	2010	2009

	(in thousands)

Revenues from real estate operations	$17,980	$30,685	$46,144

Expenses
Operating expenses	7,537	12,449	16,027
Depreciation and amortization	4,170	8,532	12,240
Impairment of real estate	79,603	27,394	-

	91,310	48,375	28,267

Interest expense	(5,830)	(9,308)	(15,045)
Amortization of mortgage procurement costs	(124)	(315)	(656)

Interest income	6	6	269
Gain on disposition of rental properties and Lumber Group	51,303	5,720	14,405

Earnings (loss) before income taxes	(27,975)	(21,587)	16,850

Income tax expense (benefit)
Current	3,368	(730)	21,077
Deferred	(15,085)	(7,596)	(14,705)

	(11,717)	(8,326)	6,372

Earnings (loss) from discontinued operations	(16,258)	(13,261)	10,478

Noncontrolling interest, net of tax
Gain on disposition of rental properties	4,211	-	-
Operating earnings (loss) from rental properties	165	(117)	361

	4,376	(117)	361

Gain (loss) from discontinued operations attributable to Forest City Enterprises, Inc.	$(20,634)	$(13,144)	$10,117

Gain (Loss) on Disposition of Rental Properties and Lumber Group
The following table summarizes the pre-tax gain (loss) on disposition of rental properties and Lumber Group:

	Years Ended January 31,
	2011	2010	2009

	(in thousands)

Simi Valley Town Center (Regional Mall)	$46,802	$-	$-
101 San Fernando (Apartment Community)	6,204	-	-
Specialty Retail Centers:
Saddle Rock Village	(1,428)	-	-
Grand Avenue	-	4,548	-
Investment in triple net lease property	(275)	-	-
Sterling Glen Properties (Supported-Living Apartments)	-	-	13,297
Lumber Group	-	1,172	1,108

Total	$51,303	$5,720	$14,405

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
S. Discontinued Operations and Gain on Disposition of Rental Properties and Lumber Group (continued)
Gain (Loss) on Disposition of Unconsolidated Entities
Upon disposition, investments accounted for on the equity method are not classified as discontinued operations; therefore, gains or losses on the sale of equity method investments are reported in continuing operations when sold. The following table summarizes the Company’s proportionate share of gains and losses on the disposition of equity method investments, which are included in equity in earnings (loss) of unconsolidated entities.

		Years Ended January 31,
		2011	2010	2009

		(in thousands)
Millender Center (hotel, parking, office and retail)	Detroit, Michigan	$15,633	$-	$-
Apartment Communities:
Pebble Creek	Twinsburg, Ohio	2,215	-	-
Clarkwood	Warrensville Heights, Ohio	-	6,983	-
Granada Gardens	Warrensville Heights, Ohio	-	6,577	-
Boulevard Towers	Amherst, New York	-	4,498	-
Specialty Retail Centers:
Woodbridge Crossing	Woodbridge, New Jersey	6,443	-	-
Coachella Plaza	Coachella, California	104	-	-
Southgate Mall	Yuma, Arizona	64	-	-
El Centro Mall	El Centro, California	48	-	-
Metreon	San Francisco, California	(1,046)	-	-
Classic Residence by Hyatt properties		-	31,703	-
Office Buildings:
One International Place	Cleveland, Ohio	-	-	881
Emery-Richmond	Warrensville Heights, Ohio	-	-	200

Total		$23,461	$49,761	$1,081

T. Class A Common Units
Master Contribution Agreement
The Company and certain of its affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of the Company, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) on August 14, 2006. Pursuant to the Master Contribution Agreement, on November 8, 2006, the Company issued Class A Common Units (“Units”) in a jointly-owned limited liability company to the BCR Entities in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. The Company accounted for the issuance of the Units in exchange for the noncontrolling interests under the purchase method of accounting. The Units may be exchanged for one of the following forms of consideration at the Company’s sole discretion: (i) an equal number of shares of the Company’s Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of the Company’s Class A common stock. The Company has no rights to redeem or repurchase the Units. At January 31, 2011 and 2010, 3,646,755 Units were outstanding. The carrying value of the Units of $186,021,000 is included as noncontrolling interests at January 31, 2011 and 2010.
Also pursuant to the Master Contribution Agreement, the Company and Mr. Ratner agreed that certain projects under development would remain owned jointly until such time as each individual project was completed and achieved “stabilization.” As each of the development projects achieves stabilization, it is valued and the Company, in its discretion, chooses among various options for the ownership of the project following stabilization consistent with the Master Contribution Agreement. The development projects were not covered by the Tax Protection Agreement (the “Tax Protection Agreement”) that the parties entered into in connection with the Master Contribution Agreement. The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties.
During the year ended January 31, 2010, the Company sold one of the operating properties. As a result, in accordance with the terms of the Tax Protection Agreement, the Company paid BCR Entities $1,695,000 for tax indemnification during the year ended January 31, 2011.

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
The consideration exchanged by the Company for the BCR Entities’ interest in the two development projects has been accounted for under the purchase method of accounting. Pursuant to the agreements, the BCR Entities received an initial cash amount of $49,249,000. The Company calculated the net present value of the remaining payments over the 15 year period using a discounted interest rate. This initial discounted amount of $56,495,000 was recorded in accounts payable and accrued expenses and will be accreted up to the total liability through interest expense over the next 15 years using the effective interest method.
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

Other Related Party Transactions
During the year ended January 31, 2009, in accordance with the parties prior understanding but unrelated to the transactions discussed above, the Company redeemed Mr. Ratner’s noncontrolling interests in two entities in exchange for the Company’s majority ownership interests in 17 single-tenant pharmacy properties and $9,043,000 in cash. This transaction was accounted for in accordance with accounting guidance on business combinations as acquisitions of the noncontrolling interests in the subsidiaries. The fair value of the consideration paid was allocated to the acquired ownership interests, which approximated the fair value of the 17 single-tenant pharmacy properties. This transaction resulted in a reduction of noncontrolling interests of $14,503,000 and did not result in a gain or loss. The earnings of these properties were not reclassified to discontinued operations for the year ended January 31, 2009 as the results do not have a material impact on the Consolidated Statements of Operations.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
T. Class A Common Units (continued)
From time to time the Company uses subcontractors on its construction projects that qualify as related parties. The Company has contracted with such a subcontractor for certain trades work on 8 Spruce Street (formerly Beekman), a mixed-use residential project under construction in Manhattan, New York. The total contract price was less than 5% of the estimated total construction costs of the project of $875,700,000. This transaction is unrelated to the transactions discussed above.
U. Capital Stock
Common Stock
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
On January 27, 2011, the Company entered into separate, privately negotiated exchange agreements with certain holders of its 2016 Notes to exchange the notes for shares of Class A common stock. In order to induce the holders to make the exchange, the Company agreed to increase the conversion rate from 71.8894 shares of Class A common stock per $1,000 principal amount of notes to 88.8549 shares, which factors in lost interest to the holders among other inducements. Under the terms of the agreements, holders agreed to exchange $110,000,000 in aggregate principal amount of notes for a total of 9,774,039 shares of Class A common stock.
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
Preferred Stock
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
Holders may convert the Series A preferred stock at their option, into shares of Class A common stock, at any time. Upon conversion, the holder would receive approximately 3.3 shares of Class A common stock per $50 liquidation preference of Series A preferred stock, based on an initial conversion price of $15.12 per share of Class A common stock, subject to adjustment. The Company may elect to mandatorily convert some or all of the Series A preferred stock if the Daily Volume Weighted Average Price of its Class A common stock equals or exceeds 150% of the initial conversion price then in effect for at least 20 out of 30 consecutive trading days. If the Company elects to mandatorily convert some or all of the Series A preferred stock, the Company must make a Dividend Make-Whole Payment on the Series A preferred stock equal to the total value of the aggregate amount of dividends that would have accrued and become payable from March 2010 to March 2013, less any dividends already paid on the Series A preferred stock. The Dividend Make-Whole Payment is payable in cash or shares of the Company’s Class A common stock, or a combination thereof, at the Company’s option.
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
During the year ended January 31, 2011, the Company declared and paid Series A preferred stock dividends of $11,807,000 to preferred stock shareholders. Undeclared Series A preferred stock dividends were $1,925,000 at January 31, 2011. Effective February 1, 2011, pursuant to a Unanimous Written Consent, the Company’s Board of Directors declared cash dividends on the outstanding shares of Series A preferred stock dividends of $3,850,000 for the period from December 15, 2010 to March 14, 2011 to shareholders of record at the close of business on March 1, 2011, which will be paid on March 15, 2011.
In June 2010, the shareholders of the Company approved increasing the number of authorized shares of preferred stock to 20,000,000 shares.
V. Subsequent Events
Casino Related Agreements
On February 1, 2011, the Company announced the closing of the sale of approximately 16 acres of land, together with air rights, to Rock Ohio Caesars Cleveland LLC (“Rock Ohio”) for $85,000,000. The land is adjacent to the Company’s, Tower City Center mixed-use complex. The Company received a deposit of $11,000,000 at closing on January 31, 2011, $33,900,000 in February 2011, with the remaining purchase price payable in installments in 2011 and 2012.
On February 23, 2011, the Company signed a lease agreement with Rock Ohio for space at the Higbee Building within the Company’s Tower City Center mixed-use complex. Rock Ohio will use the space for Phase I of its new Horseshoe Casino Cleveland. The five-year lease, which includes extension options, is for approximately 303,000 square feet on the lower level and first, second and third floors of the building.
Property Disposition
In February 2011, the Company completed the sale of its 50% interest in Met Lofts, an unconsolidated apartment community in Los Angeles, California, to its 50% partner. The sale generated net cash proceeds of approximately $13,200,000.
In February 2011, the Company completed the sale of the Charleston Marriott, in Charleston, West Virginia for $25,500,000. The sale generated net cash proceeds of approximately $8,600,000.

Forest City Enterprises, Inc. and Subsidiaries
Quarterly Consolidated Financial Data (Unaudited)
Revenues from real estate operations and earnings (loss) before income taxes have been reclassified for properties disposed of and/or classified as held for sale.

	Quarter Ended
	January 31,	October 31,	July 31,	April 30,
	2011	2010	2010	2010

	(in thousands, except per share data)

Revenues from real estate operations	$297,790	$299,368	$304,946	$275,557
Earnings (loss) before income taxes	$(34,745)	$(5,695)	$255,828	$(13,206)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(5,683)	$(50,641)	$118,739	$(15,562)
Basic net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders per common share(1)	$(0.04)	$(0.33)	$0.74	$(0.10)
Diluted net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders per common share(1)	$(0.04)	$(0.33)	$0.62	$(0.10)

	Quarter Ended
	January 31,	October 31,	July 31,	April 30,
	2010	2009	2009	2009

	(in thousands, except per share data)

Revenues from real estate operations	$318,530	$299,236	$309,276	$304,971
Earnings (loss) before income taxes	$414	$11,381	$18,666	$(38,417)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$6,201	$(4,384)	$(1,789)	$(30,679)
Basic net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders per common share(1)	$0.04	$(0.03)	$(0.01)	$(0.30)
Diluted net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders per common share(1)	$0.04	$(0.03)	$(0.01)	$(0.30)
(1)
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The Class A Common Units are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Class A Common Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. Basic EPS is computed by dividing net earnings less the allocable undistributed earnings of all participating securities by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of applying the if-converted method to the Class A Common Units, convertible debt securities, convertible preferred stock and the potential dilutive effect of the Company’s stock plan by adjusting the denominator using the treasury stock method. The sum of the four quarters’ EPS may not equal the annual EPS due to the weighting of stock and option activity occurring during the year and the exclusion of dilutive securities from the computation during loss periods.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
DISCLOSURE CONTROLS
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this annual report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2011.
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
Our management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management has concluded that our internal control over financial reporting was effective as of January 31, 2011.
The effectiveness of our internal control over financial reporting as of January 31, 2011 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP, as stated in their report, which appears on page 92 of this Annual Report on Form 10-K.

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

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
(a)
Information about our Directors will be contained in the “Election of Directors” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 10, 2011, and is incorporated herein by reference.

(b)	Pursuant to General Instruction G of Form 10-K and Item 401(b) of Regulation S-K, information about Executive Officers of the Company is reported in Part I of this Annual Report on Form 10-K.

(c)
The disclosure of delinquent filers, if any, under Section 16(a) of the Securities Exchange Act of 1934 will be contained in the “Section 16(a) Beneficial Ownership Reporting/Compliance” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 10, 2011, and is incorporated herein by reference.

The Company has a separately-designated standing audit committee. Information about the Company’s audit committee and the audit committee financial expert will be contained in the “Meetings and Committees of the Board of Directors” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 10, 2011, and are incorporated herein by reference.
The Company’s Code of Legal and Ethical Conduct can be found on the Company’s website at www.forestcity.net under “Investors - Corporate Governance” and is also available in print, free of charge, to any shareholder upon written request addressed to Corporate Secretary, Forest City Enterprises, Inc., Suite 1360, 50 Public Square, Cleveland, Ohio 44113. Additional information about the Company’s Code of Legal and Ethical Conduct will be contained in the “Corporate Governance” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 10, 2011, and is incorporated herein by reference. The Company intends to disclose on its website any amendment to, or waiver of, any provision of this code applicable to its directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or New York Stock Exchange.
Item 11. Executive Compensation
The information required by this item will be contained in the “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion & Analysis,” “Potential Payments Upon Termination” and “Executive Compensation Tables” sections of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 10, 2011, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in the “Election of Directors,” “Principal Security Holders” and “Equity Compensation Plan Information” sections of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 10, 2011 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in the “Corporate Governance – Independence Determinations” and “Certain Relationships and Related Transactions” sections of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 10, 2011, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be contained in the “Independent Registered Public Accounting Firm Fees and Services” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 10, 2011, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statements Schedules
(a)	List of Documents filed as part of this report.
1.	Financial statements and supplementary data included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – January 31, 2011 and 2010

Consolidated Statements of Operations for the years ended January 31, 2011, 2010 and 2009

Consolidated Statements of Comprehensive Income (Loss) for the years ended January 31, 2011, 2010 and 2009

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended January 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

Supplementary Data – Quarterly Consolidated Financial Data (Unaudited)

2.	Financial statements and schedules required by Part II, Item 8 are included in Part IV, Item 15(c):

Page No.

Schedule II – Valuation and Qualifying Accounts for the years ended January 31, 2011, 2010 and 2009	165
Schedule III – Real Estate and Accumulated Depreciation at January 31, 2011 with reconciliations for the years ended January 31, 2011, 2010 and 2009	166
Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

3.	Exhibits – see (b) starting on page 160.

(b)	Exhibits

Exhibit
Number		Description of Document

3.1	-
Amended Articles of Incorporation of Forest City Enterprises, Inc., restated effective October 1, 2008, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 2008 (File No. 1-4372).

3.1.1	-
Certificate of Amendment by Directors to the Amended Articles of Incorporation of Forest City Enterprises, Inc. dated March 4, 2010 (setting forth Section C(2), Article IV, Preferred Stock Designation of the Series A Cumulative Perpetual Convertible Preferred Stock), incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 9, 2010 (File No. 1-4372).

3.1.2	-
Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Forest City Enterprises, Inc. dated June 25, 2010, incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended July 31, 2010 (File No. 1-4372).

3.2	-	Code of Regulations as amended August 11, 2010, incorporated by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarter ended July 31, 2010 (File No. 1-4372).

4.1	-
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

4.6.1	-
First Supplemental Indenture, dated as of May 21, 2010, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, supplemental to Indenture dated as of October 7, 2009, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 26, 2010 (File No. 1-4372).

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

+10.1	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 31, 2009 (File No. 1-4372).

+10.2	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.3	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.3.1	-
First Amendment to the Deferred Compensation Plan for Executives, effective as of October 1, 1999, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.3.2	-
Second Amendment to the Deferred Compensation Plan for Executives, effective as of December 31, 2004, incorporated by reference to Exhibit 10.46 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.4	-
Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives (As Amended and Restated Effective January 1, 2008), incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

+10.4.1	-
First Amendment to Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives (As Amended and Restated Effective January 1, 2008), effective as of December 17, 2009, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended January 31, 2010 (File No. 1-4372).

+10.5	-
Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.5.1	-
First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.5.2	-
Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.5.3	-
Third Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 12, 2004, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 1-4372).

+10.5.4	-
Fourth Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective as of December 31, 2004, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.5.5	-
Fifth Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective as of March 26, 2008, incorporated by reference to Exhibit 10.60 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

+10.5.6	-
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

+10.6.1	-
First Amendment to Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated effective January 1, 2008), effective December 17, 2009, incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended January 31, 2010 (File No. 1-4372).

+10.7	-
Forest City Enterprises, Inc. Executive Short-Term Incentive Plan (As Amended and Restated as of June 19, 2008), incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372).

+10.8	-
Forest City Enterprises, Inc. Executive Long-Term Incentive Plan (As Amended and Restated as of June 19, 2008), incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.9	-
Forest City Enterprises, Inc. Senior Management Short-Term Incentive Plan (Effective February 1, 2008), incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372).

+10.10	-
Forest City Enterprises, Inc. Senior Management Long-Term Incentive Plan (Effective February 1, 2008), incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372).

+10.11	-
Forest City Enterprises, Inc. Amended Board of Directors Compensation Policy, effective February 1, 2008, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

+10.12	-
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

+10.14	-
Amended and Restated Form of Restricted Stock Agreement, effective as of March 25, 2010, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 2010 (File No. 1-4372).

+10.15	-	Form of Forest City Enterprises, Inc. Performance Shares Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372).

+10.16	-
Form of Forest City Enterprises, Inc. Nonqualified Stock Option Agreement for Nonemployee Directors, incorporated by reference to Exhibit 10.66 to the Company’s Form 10-Q for the quarter ended July 31, 2008 (File No. 1-4372).

+10.17	-
Form of Forest City Enterprises, Inc. Restricted Shares Agreement for Nonemployee Directors, incorporated by reference to Exhibit 10.67 to the Company’s Form 10-Q for the quarter ended July 31, 2008 (File No. 1-4372).

+10.18	-
Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated as of June 16, 2010), incorporated by reference to Exhibit 10.28 to the Company’s Form 10-Q for the quarter ended July 31, 2010 (File No. 1-4372).

+10.19	-
Employment Agreement entered into on May 31, 1999, effective January 1, 1999, between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.19.1	-
First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

+10.20	-
Employment Agreement entered into on May 31, 1999, effective January 1, 1999, between Forest City Enterprises, Inc. and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.21	-
Agreement regarding death benefits entered into on May 31, 1999, between Forest City Enterprises, Inc. and Robert G. O’Brien, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q for the quarter ended April 30, 2009 (File No. 1-4372).

+10.22	-
Employment Agreement entered into on July 20, 2005, effective February 1, 2005, between Forest City Enterprises, Inc. and Charles A. Ratner, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.22.1	-
First Amendment to Employment Agreement, dated as of November 9, 2006, by and among Charles A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.23	-
Employment Agreement entered into on July 20, 2005, effective February 1, 2005, between Forest City Enterprises, Inc. and James A. Ratner, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.23.1	-
First Amendment to Employment Agreement, dated as of November 9, 2006, by and among James A. Ratner and Forest City Enterprises, Inc, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.24	-
Employment Agreement entered into on July 20, 2005, effective February 1, 2005, between Forest City Enterprises, Inc. and Ronald A. Ratner, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.24.1	-
First Amendment to Employment Agreement, dated as of November 9, 2006, by and among Ronald A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.25	-
Employment Agreement, effective November 9, 2006, by and among Bruce C. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

10.26	-
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

10.27	-
Registration Rights Agreement by and among Forest City Enterprises, Inc. and the holders of BCR Units listed on Schedule A thereto dated November 8, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed on November 7, 2007 (Registration No. 333-147201).

10.28	-
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

10.29	-
Pledge Agreement, dated as of January 29, 2010, by Forest City Rental Properties Corporation to KeyBank National Association, as Agent for itself and the other Banks, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 4, 2010 (File No. 1-4372).

10.30	-
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

10.31	-
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

10.32	-
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

Exhibit
Number		Description of Document

*10.33	-
Third Amendment to Second Amended and Restated Credit Agreement and Second Amended and Restated Guaranty of Payment of Debt, dated as of January 18, 2011, by and among Forest City Rental Properties Corporation, Forest City Enterprises, Inc., KeyBank National Association, as Administrative Agent, PNC Bank National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the banks named therein.

10.34	-	Form of Exchange Agreement, pertaining to 5.00% Convertible Senior Note due 2016, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 27, 2011 (File No. 1-4372).

*21	-	Subsidiaries of the Registrant.

*23	-	Consent of PricewaterhouseCoopers LLP.

*24	-	Powers of attorney.

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	-
Nets Sports and Entertainment, LLC and Subsidiaries Consolidated Balance Sheets at June 30, 2010 and 2009, and Consolidated Statements of Operations, Consolidated Statements of Members’ Equity (Deficit), and Consolidated Statements of Cash Flows for the fiscal years then ended, including the Notes thereto.

**101	-
The following financial information from Forest City Enterprises, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

+	Management contract or compensatory arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 6.

*	Filed herewith.

**
Submitted electronically herewith. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 15. Financial Statements Schedules
(c) Financial Statements Schedules
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

		(in thousands)

Allowance for doubtful accounts and notes receivable
January 31, 2011	$33,825	$7,242	$9,875	$31,192
January 31, 2010	$27,213	$12,977	$6,365	$33,825
January 31, 2009	$13,084	$15,943	$1,814	$27,213

Allowance for projects under development
January 31, 2011	$23,786	$8,195	$9,195	$22,786
January 31, 2010	$17,786	$27,415	$21,415	$23,786
January 31, 2009	$11,786	$52,211	$46,211	$17,786

Valuation reserve on other investments
January 31, 2011	$4,820	$61	$-	$4,881
January 31, 2010	$5,952	$182	$1,314	$4,820
January 31, 2009	$6,934	$456	$1,438	$5,952

Valuation allowances for deferred tax assets
January 31, 2011	$58,396	$8,932	$5,584	$61,744
January 31, 2010	$48,155	$13,959	$3,718	$58,396
January 31, 2009	$27,414	$24,463	$3,722	$48,155

(c) Financial Statements Schedules (continued)
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Enterprises, Inc. and Subsidiaries

											Range of Lives (In Years)
				Cost Capitalized							on Which Depreciation
		Initial Cost		Subsequent	Gross Amount at Which Carried						in Latest Income
		to Company		to Acquisition	at Close of January 31, 2011						Statement is Computed
	Amount of							Accumulated
	Encumbrance		Buildings	Improvements		Buildings		Depreciation
	at January 31,		and	and		and	Total	at January 31,	Date of	Date
Description of Property	2011	Land	Improvements	Carrying Costs	Land	Improvements	(A)(B)	2011 (C)	Construction	Acquired	Building	Improvements
	(in thousands)

Apartments:
Miscellaneous investments	$1,110,095	$92,450	$1,271,869	$300,171	$99,457	$1,565,033	$1,664,490	$296,743	Various	-	Various	Various
Shopping Centers:
Miscellaneous investments	2,322,539	312,282	2,227,347	687,088	387,016	2,839,701	3,226,717	581,594	Various	-	Various	Various
Office Buildings:
Manhattan, New York	640,000	91,737	375,931	145,880	150,079	463,468	613,547	30,171	2004-2007	-	Various	Various
Miscellaneous investments	1,706,189	64,698	1,963,072	673,053	132,055	2,568,769	2,700,824	699,001	Various	-	Various	Various
Leasehold improvements and other equipment:
Miscellaneous investments	-	-	9,847	-	-	9,847	9,847	6,890	-	Various	Various	Various
Under Construction and Development:
Manhattan, New York	670,000	126,207	615,848	-	126,207	615,848	742,055	-	2008 - Current
Yonkers, New York	379,363	41,276	657,914	-	41,276	657,914	699,190	-	2007 - Current
Brooklyn, New York	147,892	171,164	406,869	-	171,164	406,869	578,033	-
Miscellaneous investments	180,055	161,170	525,787	-	161,170	525,787	686,957	-
Developed Land:
Miscellaneous investments	51,085	244,879	-	-	244,879	-	244,879	-

Total	$7,207,218	$1,305,863	$8,054,484	$1,806,192	$1,513,303	$9,653,236	$11,166,539	$1,614,399

(A) The aggregate cost at January 31, 2011 for federal income tax purposes was $9,981,294. For (B) and (C) refer to the following page.

(c) Financial Statements Schedules (continued)
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

	Years Ended January 31,
	2011	2010	2009
	(in thousands)

(B) Reconciliations of total real estate carrying value are as follows:
Balance at beginning of period	$11,340,779	$10,648,573	$9,225,753
Additions during period -
Improvements	744,415	889,440	1,074,632
Other additions, primarily as a result of change in accounting method of property	166,038	-	422,248
Other acquisitions	-	4,713	80,972

	910,453	894,153	1,577,852

Deductions during period -
Cost of real estate sold or retired	(187,069)	(151,637)	(153,770)
Cost of real estate in connection with disposal of partial interests	(514,533)	-	-
Other deductions, primarily as a result of change in accounting method of property	(383,091)	(50,310)	(1,262)

	(1,084,693)	(201,947)	(155,032)

Balance at end of period	$11,166,539	$11,340,779	$10,648,573

(C) Reconciliations of accumulated depreciation are as follows:
Balance at beginning of period	$1,593,658	$1,419,271	$1,244,431
Additions during period -
Charged to profit or loss	197,120	204,935	199,213
Net other additions (deductions) during period -
Acquisitions, retirements, sales or disposals	(176,379)	(30,548)	(24,373)

Balance at end of period	$1,614,399	$1,593,658	$1,419,271

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)
Date: March 30, 2011	BY:	/s/ Charles A. Ratner
(Charles A. Ratner, President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* (Albert B. Ratner)	Co-Chairman of the Board and Director	March 30, 2011

* (Samuel H. Miller)	Co-Chairman of the Board, Treasurer and Director	March 30, 2011

/s/ Charles A. Ratner (Charles A. Ratner)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2011

/s/ Robert G. O’Brien (Robert G. O’Brien)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2011

/s/ Linda M. Kane (Linda M. Kane)	Senior Vice President, Chief Accounting and Administrative Officer (Principal Accounting Officer)	March 30, 2011

* (James A. Ratner)	Executive Vice President and Director	March 30, 2011

* (Ronald A. Ratner)	Executive Vice President and Director	March 30, 2011

* (Brian J. Ratner)	Executive Vice President and Director	March 30, 2011

* (Bruce C. Ratner)	Executive Vice President and Director	March 30, 2011

* (Deborah Ratner Salzberg)	Director	March 30, 2011

* (Michael P. Esposito, Jr.)	Director	March 30, 2011

* (Scott S. Cowen)	Director	March 30, 2011

* (Arthur F. Anton)	Director	March 30, 2011

* (Joan K. Shafran)	Director	March 30, 2011

* (Louis Stokes)	Director	March 30, 2011

* (Stan Ross)	Director	March 30, 2011

* (Deborah L. Harmon)	Director	March 30, 2011
The Registrant plans to distribute to security holders a copy of the Annual Report and Proxy material on or about April 28, 2011.

*
The undersigned, pursuant to a Power of Attorney executed by each of the Directors and Officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this Form 10-K on behalf of each of the persons noted above, in the capacities indicated.

/s/ Charles A. Ratner (Charles A. Ratner, Attorney-in-Fact)	March 30, 2011

EXHIBITS FILED HEREWITH

Exhibit
Number		Description of Document

10.33	-
Third Amendment to Second Amended and Restated Credit Agreement and Second Amended and Restated Guaranty of Payment of Debt, dated as of January 18, 2011, by and among Forest City Rental Properties Corporation, Forest City Enterprises, Inc., KeyBank National Association, as Administrative Agent, PNC Bank National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the banks named therein.

21	-	Subsidiaries of the Registrant.

23	-	Consent of PricewaterhouseCoopers LLP.

24	-	Powers of attorney.

31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	-
Nets Sports and Entertainment, LLC and Subsidiaries Consolidated Balance Sheets at June 30, 2010 and 2009, and Consolidated Statements of Operations, Consolidated Statements of Members’ Equity (Deficit), and Consolidated Statements of Cash Flows for the fiscal years then ended, including the Notes thereto.