Form 10-Q
period 2011-04-30
FOREST CITY ENTERPRISES INC
filed 2011-06-06
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-4372
FOREST CITY ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Ohio		34-0863886
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

Terminal Tower	50 Public Square
Suite 1100	Cleveland, Ohio	44113
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code		216-621-6060

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

Class	Outstanding at June 1, 2011

Class A Common Stock, $.33 1/3 par value	150,133,547 shares

Class B Common Stock, $.33 1/3 par value	21,001,688 shares

Forest City Enterprises, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Forest City Enterprises, Inc. and Subsidiaries

	Consolidated Balance Sheets April 30, 2011 and January 31, 2011	2

	Consolidated Statements of Operations Three Months Ended April 30, 2011 and 2010	3

	Consolidated Statements of Comprehensive Income (Loss) Three Months Ended April 30, 2011 and 2010	4

	Consolidated Statements of Equity Three Months Ended April 30, 2011 and 2010	5

	Consolidated Statements of Cash Flows Three Months Ended April 30, 2011 and 2010	6

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	58

Item 4.	Controls and Procedures	62

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	62

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 6.	Exhibits	63

Signatures		68

Certifications
EX-10.28.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	April 30, 2011
	(Unaudited)	January 31, 2011

	(in thousands)

Assets
Real Estate
Completed rental properties	$7,564,517	$8,215,425
Projects under construction and development	2,687,012	2,706,235
Land held for development or sale	257,591	244,879

Total Real Estate	10,509,120	11,166,539

Less accumulated depreciation	(1,470,762)	(1,614,399)

Real Estate, net - (variable interest entities $2,710.8 million and $2,627.8 million, respectively)	9,038,358	9,552,140

Cash and equivalents - (variable interest entities $26.8 million and $24.7 million, respectively)	204,641	193,372
Restricted cash and escrowed funds - (variable interest entities $401.3 million and $471.4 million, respectively)	624,575	720,180
Notes and accounts receivable, net	405,833	403,101
Investments in and advances to affiliates	478,215	431,509
Other assets - (variable interest entities $167.7 million and $166.8 million, respectively)	703,128	759,399

Total Assets	$11,454,750	$12,059,701

Liabilities and Equity
Liabilities
Mortgage debt and notes payable, nonrecourse - (variable interest entities $1,839.8 million and $1,879.0 million, respectively)	$6,638,508	$7,207,218
Bank revolving credit facility	81,427	137,152
Senior and subordinated debt - (variable interest entities $29.0 million as of each period)	774,240	773,683
Accounts payable and accrued expenses - (variable interest entities $160.2 million and $150.2 million, respectively)	1,067,836	1,074,042
Cash distributions and losses in excess of investments in unconsolidated investments	273,006	290,492
Deferred income taxes	494,953	489,974

Total Liabilities	9,329,970	9,972,561

Redeemable Noncontrolling Interest	226,782	226,829

Commitments and Contingencies	-	-

Equity
Shareholders’ Equity
Preferred stock - 7.0% Series A cumulative perpetual convertible, without par value, $50 liquidation preference; 6,400,000 shares authorized; 4,399,998 shares issued and outstanding	220,000	220,000
Preferred stock - without par value; 13,600,000 shares authorized; no shares issued	-	-
Common stock - $.33 1/3 par value
Class A, 371,000,000 shares authorized, 144,745,330 and 144,251,634 shares issued and 144,653,100 and 144,230,310 shares outstanding, respectively	48,248	48,084
Class B, convertible, 56,000,000 shares authorized, 21,006,188 and 21,218,753 shares issued and outstanding, respectively; 26,257,961 issuable	7,002	7,073

Total common stock	55,250	55,157
Additional paid-in capital	695,580	689,004
Retained earnings	703,643	659,926
Less treasury stock, at cost; 92,230 and 21,324 Class A shares, respectively	(1,598)	(259)

Shareholders’ equity before accumulated other comprehensive loss	1,672,875	1,623,828
Accumulated other comprehensive loss	(94,704)	(94,429)

Total Shareholders’ Equity	1,578,171	1,529,399

Noncontrolling interest	319,827	330,912

Total Equity	1,897,998	1,860,311

Total Liabilities and Equity	$11,454,750	$12,059,701

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,
	2011	2010

	(in thousands, except per share data)

Revenues from real estate operations	$316,881	$271,460

Expenses
Operating expenses	165,688	155,291
Depreciation and amortization	58,391	60,071
Impairment of real estate	4,835	-

	228,914	215,362

Interest expense	(67,994)	(81,118)
Amortization of mortgage procurement costs	(3,449)	(2,612)
Gain (loss) on early extinguishment of debt	(296)	6,297

Interest and other income	15,507	6,814
Net gain on disposition of partial interests in rental properties	9,561	866

Earnings (loss) before income taxes	41,296	(13,655)

Income tax expense (benefit)
Current	17,060	6,619
Deferred	1,252	(15,542)

	18,312	(8,923)

Equity in earnings (loss) of unconsolidated entities	19,994	(4,225)
Impairment of unconsolidated entities	-	(12,899)

Earnings (loss) from continuing operations	42,978	(21,856)

Discontinued operations, net of tax:
Operating earnings from rental properties	-	492
Gain on disposition of rental properties	5,719	-

	5,719	492

Net earnings (loss)	48,697	(21,364)

Noncontrolling interests
(Earnings) loss from continuing operations attributable to noncontrolling interests	(737)	5,823
Earnings from discontinued operations attributable to noncontrolling interests	(393)	(21)

	(1,130)	5,802

Net earnings (loss) attributable to Forest City Enterprises, Inc.	47,567	(15,562)
Preferred dividends	(3,850)	-

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$43,717	$(15,562)

Basic earnings (loss) per common share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	$0.22	$(0.10)
Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc.	0.04	-

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$0.26	$(0.10)

Diluted earnings (loss) per common share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	$0.21	$(0.10)
Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc.	0.03	-

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$0.24	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended April 30,
	2011	2010

	(in thousands)

Net earnings (loss)	$48,697	$(21,364)

Other comprehensive income (loss), net of tax:

Unrealized net gains on investment securities	14	88

Foreign currency translation adjustments	202	(193)

Unrealized net gains (losses) on interest rate derivative contracts	(554)	1,177

Total other comprehensive income (loss), net of tax	(338)	1,072

Comprehensive income (loss)	48,359	(20,292)

Comprehensive (income) loss attributable to noncontrolling interest	(1,067)	5,729

Total comprehensive income (loss) attributable to Forest City Enterprises, Inc.	$47,292	$(14,563)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Equity
(Unaudited)

											Accumulated
	Preferred Stock			Common Stock			Additional				Other
	Series A		Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Interest	Total

	(in thousands)
Three Months Ended April 30, 2011

Balances at January 31, 2011	4,400	$220,000	144,252	$48,084	21,219	$7,073	$689,004	$659,926	21	$(259)	$(94,429)	$330,912	$1,860,311

Net earnings, net of $666 attributable to redeemable noncontrolling interest								47,567				1,796	49,363
Other comprehensive loss, net of tax											(275)	(63)	(338)
Purchase of treasury stock									71	(1,339)			(1,339)
Conversion of Class B to Class A shares			213	71	(213)	(71)							-
Restricted stock vested			267	89			(89)						-
Exercise of stock options			13	4			165						169
Preferred stock dividends								(3,850)					(3,850)
Stock-based compensation							3,242						3,242
Excess income tax deficiency from stock-based compensation							(365)						(365)
Redeemable noncontrolling interest adjustment							(619)						(619)
Acquisition of partner’s noncontrolling interest in consolidated subsidiary							4,242					(4,242)	-
Contributions from noncontrolling interests												38	38
Distributions to noncontrolling interests												(12,899)	(12,899)
Change to equity method of accounting related to disposition of partial interests in rental property												4,087	4,087
Other changes in noncontrolling interests												198	198

Balances at April 30, 2011	4,400	$220,000	144,745	$48,248	21,006	$7,002	$695,580	$703,643	92	$(1,598)	$(94,704)	$319,827	$1,897,998

Three Months Ended April 30, 2010

Balances at January 31, 2010	-	$-	132,836	$44,279	22,516	$7,505	$571,189	$613,073	28	$(154)	$(87,266)	$356,214	$1,504,840
Cumulative effect of adoption of new consolidation accounting guidance												(74,034)	(74,034)
Net loss								(15,562)				(5,802)	(21,364)
Other comprehensive income, net of tax											999	73	1,072
Purchase of treasury stock									25	(358)			(358)
Conversion of Class B to Class A shares			1,025	341	(1,025)	(341)							-
Issuance of Series A preferred stock for cash (Note R)	1,000	50,000					(5,544)						44,456
Issuance of Series A preferred stock in exchange for Senior Notes (Note R)	3,400	170,000					(2,342)						167,658
Purchase of equity call hedge related to issuance of preferred stock (Note R)							(17,556)						(17,556)
Restricted stock vested			111	37			(37)						-
Stock-based compensation							5,267						5,267
Excess income tax deficiency from stock-based compensation							(1,446)						(1,446)
Contributions from noncontrolling interests												3,078	3,078
Distributions to noncontrolling interests												(2,407)	(2,407)
Change to equity method of accounting related to disposition of partial interests in rental properties												23,493	23,493
Other changes in noncontrolling interests												(61)	(61)

Balances at April 30, 2010	4,400	$220,000	133,972	$44,657	21,491	$7,164	$549,531	$597,511	53	$(512)	$(86,267)	$300,554	$1,632,638

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
	2011	2010

	(in thousands)

Net earnings (loss)	$48,697	$(21,364)
Depreciation and amortization	58,391	60,071
Amortization of mortgage procurement costs	3,449	2,612
Impairment of real estate	4,835	-
Impairment of unconsolidated entities	-	12,899
Write-offs of abandoned development projects, net of change in allowance for projects under development	(1,843)	-
(Gain) loss on early extinguishment of debt	296	(6,297)
Net gain on disposition of partial interests in rental properties	(9,561)	(866)
Deferred income tax expense (benefit)	1,252	(15,542)
Equity in (earnings) loss of unconsolidated entities	(19,994)	4,225
Stock-based compensation expense	2,811	2,774
Amortization and mark-to-market adjustments of derivative instruments	(153)	1,355
Non-cash interest expense related to Puttable Equity-Linked Senior Notes	557	576
Cash distributions from operations of unconsolidated entities	9,459	3,764
Discontinued operations:
Depreciation and amortization	-	1,874
Amortization of mortgage procurement costs	-	55
Deferred income tax expense (benefit)	3,561	166
Gain on disposition of rental properties	(10,431)	-
Cost of sales of land included in projects under construction and development and completed rental properties	1,535	876
Increase in land held for development or sale	(9,957)	(2,025)
(Increase) decrease in notes and accounts receivable	(10,326)	18,956
(Increase) decrease in other assets	(9,794)	2,137
Increase in restricted cash and escrowed funds used for operating purposes	(536)	(8,893)
Decrease in accounts payable and accrued expenses	(14,802)	(34,850)

Net cash provided by operating activities	47,446	22,503

Cash Flows from Investing Activities
Capital expenditures	(167,698)	(226,731)
Payment of lease procurement costs	(2,932)	(8,341)
Increase in other assets	(13,082)	(5,747)
Decrease in restricted cash and escrowed funds used for investing purposes	87,233	62,590
Proceeds from disposition of partial interests in rental properties and 2011 dispositions of a development project and a rental property	193,338	158,533
Decrease (increase) in investments in and advances to affiliates, net	7,563	(31,848)

Net cash provided by (used in) investing activities	104,422	(51,544)

Cash Flows from Financing Activities
Proceeds from nonrecourse mortgage debt and notes payable	101,444	42,778
Principal payments on nonrecourse mortgage debt and notes payable	(147,313)	(23,017)
Borrowings on bank revolving credit facility	250,075	169,300
Payments on bank revolving credit facility	(305,800)	(252,816)
Payment of transaction costs related to January 2011 Senior Note exchange for Class A common stock	(2,200)	-
Payment of deferred financing costs	(8,334)	(3,702)
Change in restricted cash and escrowed funds and book overdrafts	(10,590)	12,968
Proceeds from issuance of Series A preferred stock, net of $5,544 of issuance costs	-	44,456
Payment for equity call hedge related to the issuance of Series A preferred stock	-	(17,556)
Dividends paid to preferred shareholders	(3,850)	-
Purchase of treasury stock	(1,339)	(358)
Exercise of stock options	169	-
Contributions from noncontrolling interests	38	1,996
Distributions to noncontrolling interests	(12,899)	(2,407)

Net cash used in financing activities	(140,599)	(28,358)

Net increase (decrease) in cash and equivalents	11,269	(57,399)
Cash and equivalents at beginning of period	193,372	251,405

Cash and equivalents at end of period	$204,641	$194,006

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
Supplemental Non-Cash Disclosures:
The table below represents the net effect of the following non-cash transactions:

	Three Months Ended April 30,
	2011	2010

	(in thousands)

Operating Activities
(Increase) decrease in land held for development or sale (1)(2)(3)	$(5,690)	$750
Decrease in notes and accounts receivable (4)(5)(6)	29,345	17,490
Decrease in other assets (4)(5)(7)	62,234	69,534
Decrease (increase) in restricted cash and escrowed funds (4)(5)	9,127	(4,495)
Increase in accounts payable and accrued expenses (3)(4)(5)(7)	20,645	183,821

Total effect on operating activities	$115,661	$267,100

Investing Activities
Increase in projects under construction and development (2)(3)(4)(8)	$(14,628)	$(87,506)
Decrease in completed rental properties (2)(4)(5)(7)	469,948	307,211
(Increase) decrease in investments in and advances to affiliates (4)(5)	(42,659)	47,660

Total effect on investing activities	$412,661	$267,365

Financing Activities
Decrease in nonrecourse mortgage debt and notes payable(1)(4)(5)(7)	$(532,841)	$(485,898)
Decrease in senior and subordinated debt (9)	-	(167,658)
Increase in preferred stock (9)	-	170,000
Increase in additional paid-in capital (8)(9)(10)(11)	4,054	151
Increase in redeemable noncontrolling interest(11)	619	-
Decrease in noncontrolling interest (4)(5)(6)(10)	(154)	(51,060)

Total effect on financing activities	$(528,322)	$(534,465)

(1)	Assumption of debt in exchange for a 75% equity interest in a land development project in Dallas, Texas during the three months ended April 30, 2011.

(2)	Commercial Group and Residential Group outlots reclassified prior to sale from projects under construction and development or completed rental properties to land held for sale.

(3)	Increase or decrease in construction payables included in accounts payable and accrued expenses.

(4)
Change in consolidation method of accounting for various entities in the Residential Group and Commercial Group during the three months ended April 30, 2010, due to the adoption of accounting guidance for the consolidation of variable interest entities

(5)
Disposition of partial interests in 15 New York retail properties and change to equity method of accounting for remaining ownership interest during the three months ended April 30, 2011 and disposition of partial interests in the Company’s mixed-use University Park project in Cambridge, Massachusetts and in The Grand, Lenox Club and Lenox Park apartment communities and change to equity method of accounting from full consolidation for the remaining ownership interest during the three months ended April 30, 2010.

(6)	Receipt of a note receivable as a contribution from a noncontrolling interest during the three months ended April 30, 2010.

(7)	Disposition of Charleston Marriott, a hotel in the Commercial Group, including assumption of nonrecourse mortgage debt by the buyer, during the three months ended April 30, 2011.

(8)	Capitalization of stock-based compensation granted to employees directly involved with the acquisition, development and construction of real estate.

(9)
Exchange of the Company’s senior notes due 2011, 2015 and 2017 for a new issue of 7.0% Series A Cumulative Perpetual Convertible Preferred Stock during the three months ended April 30, 2010 (see Note R – Capital Stock).

(10)	Acquisition of a partner’s noncontrolling interest in a development project in the Commercial Group during the three months ended April 30, 2011.

(11)	Adjustment to redemption value of redeemable noncontrolling interest during the three months ended April 30, 2011.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A.  Accounting Policies
Basis of Presentation
The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended January 31, 2011. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. Some of the critical estimates made by the Company include, but are not limited to, determination of the primary beneficiary of variable interest entities (“VIEs”), estimates of useful lives for long-lived assets, reserves for collection on accounts and notes receivable and other investments, impairment of real estate and other-than-temporary impairments on its equity method investments. As a result of the nature of estimates made by the Company, actual results could differ.
Reclassification
Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.   $290,492,000 was reclassified from investments in and advances to affiliates to cash distributions and losses in excess of investments in unconsolidated investments on the consolidated balance sheet as of January 31, 2011.
Restricted Cash and Escrowed Funds
Restricted cash and escrowed funds represents legally restricted amounts with financial institutions for debt service payments, taxes and insurance, collateral, security deposits, capital replacement, improvement and operating reserves, bond funds, development escrows and construction escrows.
Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”):

	April 30, 2011	January 31, 2011
	(in thousands)

Unrealized losses on securities	$463	$485
Unrealized losses on foreign currency translation	1,186	1,516
Unrealized losses on interest rate contracts (1)	154,320	153,432

	155,969	155,433
Noncontrolling interest and income tax benefit	(61,265)	(61,004)

Accumulated Other Comprehensive Loss	$94,704	$94,429

(1)
Included in the amounts as of April 30 and January 31, 2011 are   $104,137 and   $102,387, respectively, of unrealized losses on an interest rate swap associated with New York Times, an office building in Manhattan, New York, on its nonrecourse mortgage debt with a notional amount of   $640,000. This swap effectively fixes the mortgage at an all in lender interest rate of 6.40% (5.50% swap rate plus 0.90% lender spread) and expires in September 2017. Approximately   $33,537 is expected to be reclassified from accumulated OCI to interest expense within the next twelve months.

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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A.  Accounting Policies (continued)
The following table summarizes the fair value of nonrecourse mortgage debt and notes payable, bank revolving facility and senior and subordinated debt:

	April 30, 2011		January 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)		(in thousands)

Fixed	$4,176,712	$4,338,367	$4,649,129	$4,802,728
Variable	3,317,463	3,358,614	3,468,924	3,519,566

Total long-term debt	$7,494,175	$7,696,981	$8,118,053	$8,322,294

See Note H for fair values of other financial instruments.
Derivative Instruments and Hedging Activities
Derivatives are recorded at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and it meets the hedge accounting requirements. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
Variable Interest Entities
The Company’s VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, hotels, land development and The Nets, a member of the National Basketball Association (“NBA”) in which the Company accounts for its investment on the equity method of accounting. As of April 30, 2011, the Company determined that it was the primary beneficiary of 34 VIEs representing 23 properties (18 VIEs representing 9 properties in the Residential Group, 14 VIEs representing 12 properties in the Commercial Group and 2 VIEs/properties in the Land Development Group). The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of April 30, 2011, the Company held variable interests in 59 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of its involvement with these unconsolidated VIEs is limited to the Company’s investments in those VIEs totaling approximately   $97,000,000 at April 30, 2011. In addition, the Company has also determined that it is the primary beneficiary of a VIE which holds collateralized borrowings of   $29,000,000 as of April 30, 2011 (see Note E – Senior and Subordinated Debt).
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A.  Accounting Policies (continued)
New Accounting Guidance
The following accounting pronouncements were adopted during the three months ended April 30, 2011:
In December 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance on the disclosure of supplementary pro forma information for business combinations. This guidance specifies that if a public entity is required to present pro forma comparative financial statements for business combinations that occurred during the current reporting period, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance is effective for fiscal years beginning on or after December 15, 2010. The adoption of this guidance on February 1, 2011 did not have an impact on the Company’s consolidated financial statement disclosures.
In December 2010, the FASB issued an amendment to the accounting guidance on goodwill and other intangible assets. This guidance specifies when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The guidance is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance on February 1, 2011 did not have a material impact on the Company’s consolidated financial statements.
The following new accounting pronouncement will be adopted on its respective required effective date:
In April 2011, the FASB issued an amendment to the guidance on accounting for transfers and servicing to improve the accounting for repurchase agreements and other agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The guidance specifies when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements, based upon whether the entity has maintained effective control over the transferred financial assets. This guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B.  Investments in Unconsolidated Entities
Investments in unconsolidated entities include investments in and advances to affiliates and cash distributions and losses in excess of unconsolidated investments that the Company does not control and/or is not deemed to be the primary beneficiary, and which are accounted for under the equity method of accounting.
The following is a reconciliation of members’ and partners’ equity to the Company’s carrying value:

	April 30,	January 31,
	2011	2011
	(in thousands)

Members’ and partners’ equity, as below	$717,264	$587,164
Equity of other members and partners	737,604	616,640

Company’s investment in partnerships	(20,340)	(29,476)

Basis differences (1)	134,085	76,634
Advances to and on behalf of other affiliates	91,464	93,859

Total Investments in Unconsolidated Entities	$205,209	$141,017

Assets - Investments in unconsolidated investments	$478,215	$431,509
Liabilities - Cash distributions and losses in excess of investments in unconsolidated investments	(273,006)	(290,492)

Total Investments in Unconsolidated Entities	$205,209	$141,017

(1)
This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected on the equity method venture level, which is typically amortized over the life of the related assets and liabilities. Basis differences occur from certain acquisition, transaction and other costs, offset by other-than-temporary impairments that are not reflected in the net assets of the equity method venture.

Summarized financial information for the equity method investments is as follows:

	(Combined 100%)
	April 30,	January 31,
	2011	2011
	(in thousands)

Balance Sheet:
Real Estate
Completed rental properties	$6,264,715	$5,514,041
Projects under construction and development	130,436	174,106
Land held for development or sale	232,477	272,930

Total Real Estate	6,627,628	5,961,077

Less accumulated depreciation	(1,108,223)	(944,968)

Real Estate, net	5,519,405	5,016,109

Cash and equivalants	113,388	109,246
Restricted cash - military housing bond funds	373,471	384,584
Other restricted cash and escrowed funds	227,909	206,778
Other assets	728,130	536,246

Operating property assets held for sale(1)	-	67,190

Total Assets	$6,962,303	$6,320,153

Mortgage debt and notes payable, nonrecourse	$5,801,532	$5,301,900
Other liabilities	443,507	369,871

Liabilities of operating property held for sale(1)	-	61,218
Members’ and partners’ equity	717,264	587,164

Total Liabilities and Members’ and Partners’ Equity	$6,962,303	$6,320,153

(1)	Represents assets and liabilities of Metropolitan Lofts, an unconsolidated apartment community in Los Angeles, California, which was disposed on February 1, 2011.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B.  Investments in Unconsolidated Entities (continued)

	(Combined 100%)
	Three Months Ended April 30,
	2011	2010
	(in thousands)

Operations:
Revenues	$256,189	$233,025
Operating expenses	(154,392)	(162,383)
Interest expense	(74,227)	(62,439)
Impairment of real estate (1)	-	(1,457)
Depreciation and amortization	(47,392)	(37,092)
Interest and other income	2,770	2,456

Loss from continuing operations	(17,052)	(27,890)

Discontinued operations:
Operating loss from rental properties	(12)	(268)

Net loss (pre-tax)	$(17,064)	$(28,158)

Company’s portion of net earnings (loss) (pre-tax)	7,427	(5,016)
Impairment of investment in unconsolidated entities (1)	-	(12,156)
Gain on disposition of equity method investments (2)	12,567	48

Net earnings (loss) (pre-tax) from unconsolidated entities	$19,994	$(17,124)

(1)	The following table shows the detail of the impairments noted above:

		Three Months Ended April 30,
		2011	2010

Impairment of real estate:		(in thousands)
Old Stone Crossing at Caldwell Creek (Mixed-Use Land Development)	Charlotte, North Carolina	$-	$1,457

Company’s portion of impairment of real estate		$-	$743

Impairment of investment in unconsolidated entities:

Office Buildings:
818 Mission Street	San Francisco, California	$-	$4,018
Bulletin Building	San Francisco, California	-	3,543
Metreon (Specialty Retail Center)	San Francisco, California	-	4,595

Total impairment of investment in unconsolidated entities		$-	$12,156

Total impairment of unconsolidated entities		$-	$12,899

(2)
Upon disposition, investments accounted for on the equity method are not classified as discontinued operations; therefore, gains or losses on the disposition of these properties are reported in continuing operations. The following table shows the detail of the gains on the disposition of unconsolidated entities:

		Three Months Ended April 30,
		2011	2010

Gain on disposition of equity method investments:		(in thousands)

Apartment Communities:
Metropolitan Lofts	Los Angeles, California	$9,964	$-
Twin Lake Towers	Denver, Colorado	2,603	-
El Centro Mall (Specialty Retail Center)	El Centro, California	-	48

Gain on disposition of equity method investments		$12,567	$48

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
C.  Mortgage Debt and Notes Payable, Nonrecourse
As of April 30, 2011, the composition of mortgage debt and notes payable, nonrecourse maturities including scheduled amortization and balloon payments are as follows:

			Scheduled
	Total	Scheduled	Balloon
Fiscal Years Ending January 31,	Maturities	Amortization	Payments
		(in thousands)

2012	$859,591	$74,674	$784,917
2013	1,650,713	$95,986	$1,554,727
2014	936,151	$40,544	$895,607
2015	408,446	$31,132	$377,314
2016	356,545	$28,471	$328,074
Thereafter	2,427,062

Total	$6,638,508

Subsequent to April 30, 2011, the Company addressed   $262,399,000 of nonrecourse debt scheduled to mature during the year ending January 31, 2012 through closed transactions, commitments and/or automatic extensions. The Company also has extension options available on $230,444,000 of nonrecourse debt scheduled to mature during the year ending January 31, 2012, all of which require some predefined condition in order to qualify for the extension, such as meeting or exceeding leasing hurdles, loan to value ratios or debt service coverage requirements. The Company cannot give assurance that the defined hurdles or milestones will be achieved to qualify for these extensions.
D.  Bank Revolving Credit Facility
On March 30, 2011, the Company and its 13-member bank group entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) and a Third Amended and Restated Guaranty of Payment of Debt (the “Guaranty”, and collectively, the “Credit Facility”). On April 21, 2011, one additional member was admitted to the bank group and the total available borrowings under the Credit Agreement was increased from   $425,000,000 to   $450,000,000. The Credit Agreement matures on March 30, 2014 and provides for one, 12-month extension option, subject to certain conditions. Borrowings bear interest at LIBOR, subject to a floor of 100 basis points, plus 3.75%. Up to   $100,000,000 of the available borrowings may be used, in the aggregate, for letters of credit and/or surety bonds. The Credit Facility has a number of restrictive covenants, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that the Company may incur and restrictions on the pledging of ownership interests in subsidiaries. The Credit Agreement requires   $46,891,000 of available borrowings be reserved for the retirement of specified senior indebtedness and removes the previous prohibition on paying common stock dividends, subject to a limitation of   $20,000,000 in the aggregate in any four fiscal quarter period. Additionally, the Credit Facility contains certain development limitations and financial covenants, including the maintenance of minimum liquidity, certain debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as specified in the Credit Facility). At April 30, 2011, the Company was in compliance with all of these financial covenants.
On March 30, 2011, the Company also entered into a First Amended Pledge Agreement (“Pledge Agreement”) with the banks party to the Credit Agreement. The Pledge Agreement secures the Company’s obligations under the Credit Agreement by granting a security interest to the bank group in its right, title and interest as a member, partner, shareholder or other equity holder of certain direct subsidiaries, including, but not limited to, its right to receive profits, proceeds, accounts, income, dividends, distributions or return of capital from such subsidiaries, to the extent the granting of such security interest would not result in a default under project level financing or the organizational documents of such subsidiary.
The Company’s previous credit agreement, in place until March 30, 2011, provided for total available borrowings of approximately   $470,000,000, subject to permanent reduction as the Company received net proceeds from specified external capital raising events in excess of   $250,000,000. This facility was scheduled to mature on February 1, 2012 and incurred interest at LIBOR, subject to a floor of 200 basis points, plus 3.75%.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
D.   Bank Revolving Credit Facility (continued)
The following table summarizes the available credit on the bank revolving credit facility:

	April 30, 2011	January 31, 2011
	(in thousands)

Maximum borrowings	$450,000	$470,336
Less outstanding balances and reserves:
Borrowings	81,427	137,152
Letters of credit	65,039	63,418
Surety bonds	-	-
Reserve for retirement of puttable equity-linked senior notes due 2011	46,891	46,891

Available credit	$256,643	$222,875

E.  Senior and Subordinated Debt
The following table summarizes the Company’s senior and subordinated debt:

	April 30, 2011	January 31, 2011
	(in thousands)

Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011, net of discount	$45,955	$45,480
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	198,888	198,806
7.625% Senior Notes due 2015	178,253	178,253
5.000% Convertible Senior Notes due 2016	90,000	90,000
6.500% Senior Notes due 2017	132,144	132,144
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	745,240	744,683

Subordinated Debt:
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Senior and Subordinated Debt	$774,240	$773,683

During May 2011, the Company entered into separate, privately negotiated exchange agreements with certain holders of its 2016 Notes to exchange the notes for shares of Class A common stock. Under the terms of the agreements, holders agreed to exchange $40,000,000 in aggregate principal amount of notes for a total of 3,444,293 shares of Class A common stock (see Note S – Subsequent Events).
Puttable Equity-Linked Senior Notes due 2011
On October 10, 2006, the Company issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 (“2011 Notes”) in a private placement. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15. During the year ended January 31, 2009, the Company purchased on the open market $15,000,000 in principal of its 2011 Notes. During the year ended January 31, 2010, the Company entered into privately negotiated exchange agreements with certain holders of the 2011 Notes to exchange $167,433,000 of aggregate principal amount of their 2011 Notes for a new issue of 3.625% puttable equity-linked senior notes due October 2014. During the year ended January 31, 2011, the Company retired $51,176,000 of its 2011 Notes in exchange for Series A preferred stock and purchased on the open market $7,000,000 in principal amount of its 2011 Notes. There was $46,891,000 ($45,955,000, net of discount) and $46,891,000 ($45,480,000, net of discount) of principal outstanding at April 30 and January 31, 2011, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E.  Senior and Subordinated Debt (continued)
Holders may put their notes to the Company at their option on any day prior to the close of business on the scheduled trading day immediately preceding July 15, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the put value rate (as defined) on each such day; (2) during any fiscal quarter, if the last reported sale price of the Company’s Class A common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the applicable put value price in effect on the last trading day of the immediately preceding fiscal quarter; or (3) upon the occurrence of specified corporate events as set forth in the applicable indenture. On and after July 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may put their notes to the Company at any time, regardless of the foregoing circumstances. In addition, upon a designated event, as defined, holders may require the Company to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, as set forth in the applicable indenture. At April 30, 2011, none of the aforementioned circumstances have been met.
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
The following table summarizes the carrying amounts of the Company’s debt and equity balances related to the 2011 Notes:

	April 30, 2011	January 31, 2011
	(in thousands)

Carrying amount of equity component	$7,484	$7,484

Outstanding principal amount of the puttable equity-linked senior notes	46,891	46,891
Unamortized discount	(936)	(1,411)

Net carrying amount of the puttable equity-linked senior notes	$45,955	$45,480

The unamortized discount will be amortized as additional interest expense through October 15, 2011. The effective interest rate for the liability component of the puttable equity-linked senior notes is 7.51%. The Company recorded non-cash interest expense of $475,000 and $495,000 for the three months ended April 30, 2011 and 2010, respectively. The Company recorded contractual interest expense of $425,000 and $689,000 for the three months ended April 30, 2011 and 2010, respectively.

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
Holders may put their notes to the Company at any time prior to the earlier of (i) stated maturity or (ii) the Put Termination Date, as defined below. Upon a put, a note holder would receive 68.7758 shares of the Company’s Class A common stock per $1,000 principal amount of notes, based on a put value price of $14.54 per share of Class A common stock, subject to adjustment. The amount payable upon a put of the notes is only payable in shares of the Company’s Class A common stock, except for cash paid in lieu of fractional shares. If the daily volume weighted average price of the Class A common stock has equaled or exceeded 130% ($18.90 at April 30, 2011) of the put value price then in effect for at least 20 trading days in any 30 trading day period, the Company may, at its option, elect to terminate the rights of the holders to put their notes to the Company. If elected, the Company is required to issue a put termination notice that shall designate an effective date on which the holders put rights will be terminated, which shall be a date at least 20 days after the mailing of such put termination notice (the “Put Termination Date”). Holders electing to put their notes after the mailing of a put termination notice and before the Put Termination Date shall receive a coupon make-whole payment in an amount equal to the remaining scheduled interest payments attributable to such notes from the last applicable interest payment date through and including October 15, 2013. The coupon make-whole payment is payable, at the Company’s option, in either cash or Class A common stock.
Senior Notes due 2015
On May 19, 2003, the Company issued $300,000,000 of 7.625% senior notes due June 1, 2015 (“2015 Notes”) in a public offering. Accrued interest is payable semi-annually on December 1 and June 1. These senior notes may be redeemed by the Company, in whole or in part, at any time on or after June 1, 2008 at an initial redemption price of 103.813% that is systematically reduced to 100% through June 1, 2011. As of June 1, 2010, the redemption price was reduced to 101.271%. During the year ended January 31, 2011, the Company retired $121,747,000 of 2015 Notes in exchange for Series A preferred stock.
Convertible Senior Notes due 2016
On October 26, 2009, the Company issued $200,000,000 of 5.00% convertible senior notes due October 15, 2016 (“2016 Notes”) in a private placement. The notes were issued at par and accrued interest is payable semi-annually on April 15 and October 15, beginning April 15, 2010. During the year ended January 31, 2011, the Company retired $110,000,000 of 2016 Notes in exchange for Class A common stock. During May 2011, the Company retired $40,000,000 of 2016 Notes in exchange for Class A common stock.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E.  Senior and Subordinated Debt (continued)
Senior Notes due 2017
On January 25, 2005, the Company issued $150,000,000 of 6.500% senior notes due February 1, 2017 (“2017 Notes”) in a public offering. Accrued interest is payable semi-annually on February 1 and August 1. These senior notes may be redeemed by the Company, in whole or in part, at any time on or after February 1, 2010 at a redemption price of 103.250% beginning February 1, 2010 and systematically reduced to 100% through February 1, 2013. As of February 1, 2011, the redemption price was reduced to 102.167%. During the year ended January 31, 2011, the Company retired $5,826,000 of 2017 Notes in exchange for Series A preferred stock and also purchased on the open market $12,030,000 in principal of 2017 Notes.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
F.  Financing Arrangements (continued)
Prior to April 30, 2011, consolidated subsidiaries of the Company purchased $23,000,000 of the Converted Bonds from the investment banks. Simultaneous to each purchase, a corresponding amount of a related TRS was terminated and the corresponding secured borrowing was removed from the Consolidated Balance Sheets. The fair value of the Converted Bonds recorded in other assets was $58,000,000 at both April 30 and January 31, 2011. The outstanding TRS contracts on the $35,000,000 of secured borrowings related to the Converted Bonds at both April 30 and January 31, 2011 were supported by collateral consisting primarily of certain notes receivable owned by the Company aggregating $29,140,000. The Company recorded net interest income of $423,000 and $522,000 related to the TRS for the three months ended April 30, 2011 and 2010, respectively.
On May 12, 2011, the District refinanced $42,000,000 of the outstanding $58,000,000 Junior Subordinated Bonds. Of the $42,000,000 refinanced, the Company received $23,000,000 as repayment of the Converted Bonds that were held by its consolidated subsidiaries. The investment banks received $19,000,000 which simultaneously terminated a corresponding amount of a related TRS and the corresponding secured borrowing.
Other Financing Arrangements
A consolidated subsidiary of the Company has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $22,121,000 of this commitment as of April 30, 2011. In addition, in June 2009, the consolidated subsidiary committed to fund $10,000,000 to the City of Denver and certain of its entities to be used to fund additional infrastructure projects and has funded $5,159,000 of this commitment as of April 30, 2011.
G.  Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned decreases in earnings and cash flows that may be caused by interest rate volatility. Derivative instruments that are used as part of the Company’s strategy include interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. The Company enters into interest rate swaps to convert certain floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions, or forward starting swaps to hedge the changes in benchmark interest rates on forecasted financings. The Company enters into interest rate swap agreements for hedging purposes for periods that are generally one to ten years. Option products utilized include interest rate caps, floors, interest rate swaptions and Treasury options. The use of these option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt. The caps and floors have typical durations ranging from one to three years while the Treasury options are for periods of five to ten years. The Company does not have any Treasury options outstanding at April 30, 2011.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G.  Derivative Instruments and Hedging Activities (continued)
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company recorded $-0- and $2,000 as an increase to interest expense for the three months ended April 30, 2011 and 2010, respectively, which represented total ineffectiveness of all fully consolidated cash flow hedges. Included in the total ineffectiveness charged to earnings are derivative losses reclassified from accumulated OCI as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter (missed forecasted transaction). There were no missed forecasted transactions for both the three months ended April 30, 2011 and 2010. As of April 30, 2011, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $29,686,000, net of tax. However, the actual amount reclassified could vary due to future changes in fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by the Company and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require the Company and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At April 30, 2011, the SIFMA rate was 0.26%. Additionally, the Company and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowing, resulting in minimal financial impact to the Company and/or the Joint Ventures. At April 30, 2011, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $280,885,000. The underlying TRS borrowings are subject to a fair value adjustment (see Note H – Fair Value Measurements).
Nondesignated Hedges of Interest Rate Risk
The Company has entered into derivative contracts that are intended to economically hedge certain interest rate risk, even though the contracts do not qualify for hedge accounting or the Company has elected not to apply hedge accounting. In situations in which hedge accounting is discontinued, or not elected, and the derivative remains outstanding, the Company records the derivative at its fair value and recognizes changes in the fair value in the Consolidated Statements of Operations.
The Company enters into forward swaps to protect itself against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time the Company secures and locks an interest rate on an anticipated financing, it intends to simultaneously terminate the forward swap associated with that financing. At April 30, 2011, the Company had no forward swaps outstanding. The Company terminated forward swaps with notional amounts of $62,800,000 and $107,000,000 on February 1, 2011 and May 3, 2010, respectively. These forward swaps were not designated as cash flow hedges under the accounting guidance on derivatives and hedging activities. As such, the change in fair value of these swaps was marked to market through earnings on a quarterly basis. Related to these forward swaps, the Company recorded $(229,000) and $308,000 for the three months ended April 30, 2011 and 2010, respectively, as an increase (reduction) of interest expense.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G.  Derivative Instruments and Hedging Activities (continued)
The following table presents the fair values and location in the Consolidated Balance Sheets of all derivative instruments:

	Fair Value of Derivative Instruments
	April 30, 2011
			Liability Derivatives
	Asset Derivatives		(included in Accounts Payable
	(included in Other Assets)		and Accrued Expenses)
	Current		Current
	Notional	Fair Value	Notional	Fair Value
	(in thousands)

Derivatives Designated as Hedging Instruments

Interest rate caps	$581,982	$88	$-	$-
Interest rate swap agreements	200,000	294	1,194,968	111,527
TRS	-	-	280,885	20,456

Total derivatives designated as hedging instruments	$781,982	$382	$1,475,853	$131,983

Derivatives Not Designated as Hedging Instruments

Interest rate caps	$1,361,868	$42	$-	$-
Interest rate swap agreements	20,117	1,605	-	-
TRS	140,800	2,352	30,600	9,408

Total derivatives not designated as hedging instruments	$1,522,785	$3,999	$30,600	$9,408

	January 31, 2011
	(in thousands)

Derivatives Designated as Hedging Instruments

Interest rate caps	$476,100	$184	$-	$-
Interest rate swap agreements	300,000	716	1,285,000	110,398
TRS	-	-	280,885	21,938

Total derivatives designated as hedging instruments	$776,100	$900	$1,565,885	$132,336

Derivatives Not Designated as Hedging Instruments

Interest rate caps and floors	$1,943,202	$11	$-	$-
Interest rate swap agreements	20,117	1,801	60,900	14,011
TRS	140,800	2,144	30,600	10,240

Total derivatives not designated as hedging instruments	$2,104,119	$3,956	$91,500	$24,251

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G.  Derivative Instruments and Hedging Activities (continued)
The following tables presents the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in loss of unconsolidated entities and interest expense in the Consolidated Statements of Operations:

		Gain (Loss) Reclassified from
		Accumulated OCI
		(Effective Portion)
	Gain (Loss)	Location on		Ineffectiveness
	Recognized	Consolidated		Recognized in
Derivatives Designated as	in OCI	Statements of		Interest Expense
Cash Flow Hedging Instruments	(Effective Portion)	Operations	Amount	on Derivatives

Three Months Ended April 30, 2011		(in thousands)
Interest rate caps, interest rate swaps and Treasury options	$(2,039)	Interest expense	$(691)	$-
Treasury options	-	Equity in loss of unconsolidated entities	(88)	-

Total	$(2,039)		$(779)	$-

Three Months Ended April 30, 2010
Interest rate caps, interest rate swaps and Treasury options	$852	Interest expense	$(751)	$(2)
Treasury options	-	Equity in loss of unconsolidated entities	(18)	(2)

Total	$852		$(769)	$(4)

The following table presents the impact of gains and losses related to derivative instruments:

	Net Gain (Loss) Recognized
	Three Months Ended April 30,
	2011	2010
Derivatives Designated as Fair Value Hedging Instruments	(in thousands)

TRS (1)	$1,482	$2,299

Derivatives Not Designated as Hedging Instruments

Interest rate caps, interest rate swaps and floors	$(196)	$(776)
TRS	1,040	161

Total	$844	$(615)

(1)
The net loss recognized in interest expense from the change in fair value of the underlying TRS borrowings was $1,482 and $2,299 for the three months ended April 30, 2011 and 2010, respectively, offsetting the gain recognized on the TRS (see Note H – Fair Value Measurements).

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
As of April 30, 2011, the aggregate fair value of all derivative instruments in a liability position, prior to the adjustment for nonperformance risk of $(12,390,000), is $153,781,000. The Company had posted collateral consisting primarily of cash and notes receivable of $94,867,000 related to all derivative instruments. If all credit risk contingent features underlying these agreements had been triggered on April 30, 2011, the Company would have been required to post collateral of the full amount of the liability position.
H.  Fair Value Measurements
The Company’s financial assets and liabilities subject to fair value measurements are interest rate caps, interest rate swap agreements, TRS and borrowings subject to TRS (see Note G - Derivative Instruments and Hedging Activities). The Company’s impairment of real estate and unconsolidated entities are also subject to fair value measurements (see Note M – Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-off of Abandoned Development Projects and Gain (Loss) on Early Extinguishment of Debt and Note N – Discontinued Operations).
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
H.  Fair Value Measurements (continued)
Measurement of Fair Value
The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. Although the Company has determined that the significant inputs used to value its hedging instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of April 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its hedging instruments’ positions and has determined that the credit valuation adjustments are significant to the overall valuation of one interest rate swap and are not significant to the overall valuation of all of its other hedging instruments. As a result, the Company has determined that one interest rate swap is classified in Level 3 of the fair value hierarchy and all of its other hedging instruments valuations are classified in Level 2 of the fair value hierarchy.
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
To determine the fair value of the underlying borrowings subject to TRS, the base price is initially used as the estimate of fair value. The Company adjusts the fair value based upon observable and unobservable measures such as the financial performance of the underlying collateral, interest rate risk spreads for similar transactions and loan to value ratios. In the absence of such evidence, management’s best estimate is used. At April 30, 2011, the notional amount of TRS borrowings subject to fair value adjustments are approximately $280,885,000. The Company compares estimates of fair value to those provided by the respective counterparties on a quarterly basis. The Company has determined its fair value estimate of borrowings subject to TRS is classified in Level 3 of the fair value hierarchy.
Items Measured at Fair Value on a Recurring Basis
The Company’s financial assets consist of interest rate caps, interest rate swap agreements and TRS with positive fair values that are included in other assets. The Company’s financial liabilities consists of interest rate swap agreements and TRS with negative fair values that are included in accounts payable and accrued expenses and borrowings subject to TRS included in mortgage debt and notes payable, nonrecourse. The Company records the redeemable noncontrolling interest related to Brooklyn Arena, LLC at redemption value, which approximates fair value. The following table presents information about the Company’s financial assets and liabilities and redeemable noncontrolling interests that were measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair Value Measurements
	at April 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)

Interest rate caps	$-	$130	$-	$130
Interest rate swap agreements (positive fair value)	-	1,899	-	1,899
Interest rate swap agreements (negative fair value)	-	(7,390)	(104,137)	(111,527)
TRS (positive fair value)	-	-	2,352	2,352
TRS (negative fair value)	-	-	(29,864)	(29,864)
Fair value adjustment to the borrowings subject to TRS	-	-	20,456	20,456
Redeemable noncontrolling interest	-		(226,782)	(226,782)

Total	$-	$(5,361)	$(337,975)	$(343,336)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
H.  Fair Value Measurements (continued)
The table below presents a reconciliation of all financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements
	Three Months Ended April 30, 2011
				Fair value
	Redeemable			adjustment
	Noncontrolling	Interest Rate	Net	to the borrowings	Total TRS
	Interest	Swaps	TRS	subject to TRS	Related	Total
	(in thousands)

Balance, February 1, 2011	$(226,829)	$(102,387)	$(30,034)	$21,938	$(8,096)	$(337,312)
Total realized and unrealized gains (losses):
Included in earnings	666	-	2,522	(1,482)	1,040	1,706
Included in other comprehensive income	-	(1,750)	-	-	-	(1,750)
Included in additional paid-in capital	(619)	-	-	-	-	(619)

Balance, April 30, 2011	$(226,782)	$(104,137)	$(27,512)	$20,456	$(7,056)	$(337,975)

I.  Stock-Based Compensation
During the three months ended April 30, 2011, the Company granted 473,519 stock options and 730,554 shares of restricted stock under the Company’s 1994 Stock Plan. The stock options had a grant-date fair value of $11.20, which was computed using the Black-Scholes option-pricing model with the following assumptions: expected term of 5.5 years, expected volatility of 72.4%, risk-free interest rate of 2.6%, and expected dividend yield of 0%. The exercise price of the options is $17.72, which was the closing price of the underlying Class A common stock on the date of grant. The restricted stock had a grant-date fair value of $17.72 per share, which was the closing price of the Class A common stock on the date of grant.
At April 30, 2011, there was $7,517,000 of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 3.22 years, and there was $23,683,000 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 3.18 years.
The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Three Months Ended April 30,
	2011	2010
	(in thousands)

Stock option costs	$189	$2,852
Restricted stock costs	3,053	2,415

Total stock-based compensation costs	3,242	5,267
Less amount capitalized into qualifying real estate projects	(431)	(2,493)

Amount charged to operating expenses	2,811	2,774
Depreciation expense on capitalized stock-based compensation	185	151

Total stock-based compensation expense	$2,996	$2,925

Deferred income tax benefit	$1,118	$1,008

The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the three months ended April 30, 2011 and 2010 was $1,022,000 and $1,136,000, respectively. During the three months ended April 30, 2011, previously recorded stock option costs in the amount of $1,622,000, most of which was previously capitalized into real estate projects, were reversed to reflect actual forfeitures in excess of estimated forfeitures.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
I.  Stock-Based Compensation (continued)
In connection with the vesting of restricted stock during the three months ended April 30, 2011 and 2010, the Company repurchased into treasury 70,906 shares and 24,612 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $1,339,000 and $358,000, respectively.
J.  Commercial Group Land Sales
On January 31, 2011, the Company closed on the sale of two parcels of land, with air rights, to Rock Ohio Caesars Cleveland, LLC for development of a casino in downtown Cleveland. The land is adjacent to the Company’s Tower City Center mixed-use complex. The sales price for one parcel, an approximate 6 acre land parcel and air rights (“Parcel #1”), was $45,000,000. The sales price for the second parcel, an approximate 10 acre land parcel and air rights (“Parcel #2”), was $40,000,000.
At January 31, 2011, the Company received cash deposits of $8,550,000 and $2,500,000 on Parcel #1 and Parcel #2, respectively. During the three months ended April 30, 2011, $33,950,000 of the purchase price of Parcel #1 was received. With the receipt of this payment the buyer’s initial and continuing investment was deemed adequate for full gain recognition on the sale of Parcel #1. As such, the entire sales price is included in revenues from real estate operations and the related cost of land is included in operating expenses, resulting in a gain on sale of approximately $42,622,000. The minimum initial investment related to Parcel #2 has not been met at April 30, 2011 and accordingly, the deposit received is recorded as a deposit liability and included in accounts payable and accrued expenses at April 30, 2011. The remaining purchase price of Parcel #1 is payable in 2011 and Parcel #2 is payable in installments during 2011 and 2012.
K.  Net Gain on Disposition of Partial Interests in Rental Properties
The net gain on disposition of partial interests in rental properties is comprised of the following:

	Three Months Ended April 30,
	2011	2010
	(in thousands)

New York Retail Joint Venture	$9,561	$-
Bernstein Joint Venture	-	29,342
University Park Joint Venture	-	(28,476)

	$9,561	$866

New York Retail Joint Venture
On March 29, 2011, the Company entered into joint venture agreements with an outside partner, an affiliated entity of Madison International Realty LLC. The outside partner invested in a total of 15 retail properties located in the New York City metropolitan area. The outside partner received a 49% equity interest in 15 mature retail properties, 14 of which were formerly wholly-owned by the Company and one retail property that was owned 75% by the Company.
For its 49% equity interests, the outside partner invested cash and assumed debt of $244,952,000, representing 49% of the nonrecourse mortgage debt on the 15 properties. As of April 30, 2011, the Company received proceeds of $178,286,000, primarily in the form of a loan. Based on the net amount of cash received, the outside partner’s minimum initial investment requirement of 20% was not met. As such, the transaction did not qualify for full gain recognition under accounting guidance related to real estate sales. Therefore, the installment method of gain recognition was applied, resulting in a net gain on disposition of partial interest in rental properties of $9,561,000 during the three months ended April 30, 2011 with the remaining gain of $115,388,000 deferred and included in accounts payable and accrued expenses at April 30, 2011. Transaction costs totaled $11,776,000, of which $5,779,000 relating to participation payments made to the ground lessors of two of the properties in accordance with the respective ground lease agreements did not qualify for deferral and were included in the calculation of the net gain on disposition of partial interests in rental properties of $9,561,000 for the three months ended April 30, 2011. As a result of this transaction, the Company is accounting for the 15 properties as equity method investments since both partners have joint control of the properties.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
K.  Net Gain on Disposition of Partial Interests in Rental Properties (continued)
Bernstein Joint Venture
On February 19, 2010 the Company formed a new joint venture with the Bernstein Development Corporation to hold the Company’s previously held investment interests in three residential properties totaling 1,340 rental units located within the Washington, D.C. metropolitan area. Both partners in the new joint venture have a 50% interest and joint control over the properties.
The Company received $28,922,000 in cash proceeds and the joint venture assumed $163,000,000 of the nonrecourse mortgage debt on the properties resulting in a gain on disposition of partial interests in rental properties of $29,342,000 for the three months ended April 30, 2010. As a result of this transaction, the Company is accounting for the new joint venture and the three properties as equity method investments since both partners have joint control of the new venture and the properties.
University Park Joint Venture
On February 22, 2010, the Company formed a joint venture with an outside partner, HCN FCE Life Sciences, LLC, to acquire seven life science office buildings in the Company’s mixed-use University Park project in Cambridge, Massachusetts, formerly wholly-owned by the Company. As of April 30, 2010, the contribution of six of the seven properties had closed and the seventh closed during the second quarter of 2010 upon obtaining lender consents.
For its 49% share of the joint venture, the outside partner invested cash and the joint venture assumed approximately $320,000,000 of nonrecourse mortgage debt on the seven buildings. As of April 30, 2010, the Company received net proceeds of $129,611,000 primarily in the form of a loan from the joint venture and the joint venture assumed approximately $290,000,000 of the nonrecourse mortgage debt. As such, the contribution of the first six properties did not qualify for full gain recognition under accounting guidance related to real estate sales, resulting in a deferred gain of $188,410,000, which is included in accounts payable and accrued expenses at April 30, 2010. Transaction costs of $28,476,000 related to the transaction did not qualify for deferral and were included as a loss on disposition of partial interests in rental properties for the three months ended April 30, 2010. Included in transaction costs are $21,483,000 of participation payments made to the ground lessor of the six properties in accordance with the respective ground lease agreements. As a result of this transaction, the Company is accounting for the new joint venture and the seven properties as equity method investments since both partners have joint control of the new venture and the properties.
L.  Income Taxes
Income tax expense (benefit) for the three months ended April 30, 2011 and 2010 was $18,312,000 and $(8,923,000), respectively. The difference in the recorded income tax expense (benefit) versus the income tax expense (benefit) computed at the statutory federal income tax rate is primarily attributable to state income taxes, utilization of state net operating losses, additional general business credits, changes to the valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.
The Company applies an estimated annual effective tax rate to its year-to-date earnings from operations to derive its tax provision for the quarter, pursuant to accounting guidance for accounting for income taxes, interim reporting. Certain circumstances may arise which make it difficult for the company to determine a reasonable estimate of its annual effective tax rate for the year. The Company’s projected marginal operating results, which includes the gain related to the Commercial Group’s land sales as described in Note J, results in an effective tax rate that changes significantly with small variations in projected income or loss from operations or permanent differences and thus does not provide for a reliable estimate of the estimated annual effective tax rate. Therefore, in computing its income tax provision for the quarter ending April 30, 2011, the Company has excluded the gain on the Commercial Group’s land sales from its estimated annual effective tax rate calculation and has recognized the actual income tax expense related to the gain during the three months ended April 30, 2011.
At January 31, 2011, the Company had a federal net operating loss carryforward for tax purposes of $206,051,000 (generated primarily from the impact on its net earnings of tax depreciation expense from real estate properties and excess deductions from stock-based compensation) that will expire in the years ending January 31, 2024 through January 31, 2031, a charitable contribution deduction carryforward of $37,273,000 that will expire in the years ending January 31, 2012 through January 31, 2016 ($6,068,000 expiring in the year ended January 31, 2012), General Business Credit carryovers of $19,070,000 that will expire in the years ending January 31, 2012 through January 31, 2031 ($41,000 expiring in the year ended January 31, 2012), and an alternative minimum tax (“AMT”) credit carryforward of $29,315,000 that is available until used to reduce federal tax to the AMT amount.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
L.  Income Taxes (continued)
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
The Company applies the “with-and-without” methodology for recognizing excess tax benefits from the deduction of stock-based compensation. The net operating loss available for the tax return, as is noted in the paragraph above, is greater than the net operating loss available for the tax provision due to excess deductions from stock-based compensation reported on the return, as well as the impact of adjustments to the net operating loss under the accounting guidance on accounting for uncertainty in income taxes. As of January 31, 2011, the Company has not recorded a net deferred tax asset of approximately $17,264,000 from excess stock-based compensation deductions taken on the tax return for which a benefit has not yet been recognized in the Company’s tax provision.
M.	Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Gain (Loss) on Early Extinguishment of Debt
Impairment of Real Estate
The Company reviews its real estate portfolio, including land held for development or sale, for impairment whenever events or changes indicate that its carrying value may not be recoverable. In cases where the Company does not expect to recover its carrying costs, an impairment charge is recorded. During the three months ended April 30, 2011, the Company recorded an impairment of certain real estate assets of $4,835,000. This amount includes an impairment of real estate of $3,435,000 related to an investment in a retail property located in Portage, Michigan and $1,400,000 related to Mill Creek, a land development project located in York County, South Carolina. The Company recorded no impairments of consolidated real estate during the three months ended April 30, 2010. These impairments represent write-downs to estimated fair value due to changes in certain assumptions, including estimated holding periods and current market conditions and the impact of these assumptions to the properties’ estimated future cash flows.
Impairment of Unconsolidated Entities
The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate that its carrying value in the investments may be in excess of fair value. An equity method investment’s value is impaired if management’s estimate of its fair value is less than the carrying value and the difference is deemed to be other-than-temporary. In order to arrive at the estimates of fair value, the Company uses varying assumptions that may include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, which are considered to be Level 3 inputs. For newly opened properties, assumptions also include the timing of initial lease up at the property. In the event the initial lease up assumptions differ from actual results, estimated future discounted cash flows may vary resulting in impairment charges in future periods.
The following table summarizes the Company’s impairment of unconsolidated entities:

		Three Months
		Ended April 30,
		2011	2010
		(in thousands)
Office Buildings:
818 Mission Street	San Francisco, California	$-	$4,018
Bulletin Building	San Francisco, California	-	3,543
Metreon (Specialty Retail Center)	San Francisco, California	-	4,595
Old Stone Crossing at Caldwell Creek (Mixed-Use Land Development)	Charlotte, North Carolina	-	743

		$-	$12,899

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
M.	Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Gain (Loss) on Early Extinguishment of Debt (continued)
Write-Off of Abandoned Development Projects
On a quarterly basis, the Company reviews each project under development to determine whether it is probable the project will be developed. If management determines that the project will not be developed, project costs are written off as an abandoned development project cost. The Company abandons certain projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or due to third party challenges related to entitlements or public financing. Write-off of abandoned development projects during the three months ended April 30, 2011 was $157,000. In addition, the Company recorded a reduction in its allowance for projects under development of $2,000,000, resulting in a net decrease in operating expenses of $1,843,000 for the three months ended April 30, 2011. There was no write-off of abandoned development projects or other change in the allowance for projects under development during the three months ended April 30, 2010.
Gain (Loss) on Early Extinguishment of Debt
For the three months ended April 30, 2011 and 2010, the Company recorded $(296,000) and $6,297,000, respectively, as gain (loss) on early extinguishment of debt. The loss for 2011 relates to a nonrecourse mortgage debt financing transaction at Johns Hopkins – 855 North Wolfe Street, an office building located in East Baltimore, Maryland. The gain in 2010 relates to the exchange of a portion of the Company’s 2011, 2015 and 2017 Notes for a new issue of Series A preferred stock.
N.  Discontinued Operations
The following table lists rental properties included in discontinued operations:

		Square Feet/	Period	Three Months Ended
Property	Location	Number of Units/Rooms	Disposed	4/30/2011	4/30/2010

Commercial Group:
Charleston Marriott hotel	Charleston, West Virginia	352 rooms	Q1-2011	Yes	Yes
Simi Valley Town Center	Simi Valley, California	612,000 square feet	Q4-2010	-	Yes
Investment in triple net lease property	Pueblo, Colorado	203,000 square feet	Q4-2010	-	Yes
Saddle Rock Village	Aurora, Colorado	294,000 square feet	Q3-2010	-	Yes

Residential Group:
101 San Fernando	San Jose, California	323 units	Q2-2010	-	Yes

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
N.  Discontinued Operations (continued)
The following table summarizes the operating results related to discontinued operations:

	Three Months Ended
	April 30,
	2011	2010
	(in thousands)

Revenues from real estate operations	$1,293	$10,259

Expenses
Operating expenses	1,247	5,689
Depreciation and amortization	-	1,874

	1,247	7,563

Interest expense	(46)	(1,856)
Amortization of mortgage procurement costs	-	(55)

Interest income	-	3
Gain on disposition of a rental property - Charleston Marriott	10,431	-

Earnings before income taxes	10,431	788

Income tax expense
Current	1,151	130
Deferred	3,561	166

	4,712	296

Earnings from discontinued operations	5,719	492

Noncontrolling interest, net of tax
Gain on disposition of rental properties	393	-
Operating earnings from rental properties	-	21

Earnings from discontinued operations attributable to Forest City Enterprises, Inc.	$5,326	$471

O.  Earnings per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The Class A Common Units, which are reflected as noncontrolling interests in the Company’s Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Class A Common Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with the put or conversion of the 2014 Notes, 2016 Notes and Series A preferred stock are included in the computation of diluted EPS using the if-converted method. The loss from continuing operations and net loss attributable to Forest City Enterprises, Inc. for the three months ended April 30, 2010 was allocated solely to holders of common stock as the participating security holders do not share in the losses.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
O.  Earnings per Share (continued)
The reconciliation of the amounts used in the basic and diluted EPS computations is shown in the following table.

	Three Months Ended April 30,
	2011	2010
Numerators (in thousands)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc.	$42,241	$(16,033)
Dividends on preferred stock	(3,850)	-
Undistributed earnings allocated to participating securities	(1,193)	-

Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Basic	37,198	(16,033)
Undistributed earnings allocated to participating securities	1,193	-
Interest on convertible debt	1,798	-
Preferred distribution on Class A Common Units	358	-

Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Diluted	$40,547	$(16,033)

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$47,567	$(15,562)
Dividends on preferred stock	(3,850)	-
Undistributed earnings allocated to participating securities	(1,358)	-

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Basic	42,359	(15,562)
Undistributed earnings allocated to participating securities	1,358	-
Interest on convertible debt	1,798	-
Preferred distribution on Class A Common Units	358	-

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Diluted	$45,873	$(15,562)

Denominators
Weighted average shares outstanding - Basic	165,498,904	155,352,050
Effect of stock options and restricted stock	1,054,102	-
Effect of convertible debt	20,225,204	-
Effect of convertible Class A Common Units	3,646,755	-

Weighted average shares outstanding - Diluted (1)	190,424,965	155,352,050

Earnings Per Share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Basic	$0.22	$(0.10)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Diluted	$0.21	$(0.10)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Basic	$0.26	$(0.10)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Diluted	$0.24	$(0.10)
(1)	a)
Incremental shares from dilutive options, restricted stock and convertible securities aggregating 40,938,583 for the three months ended April 30, 2010 were not included in the computation of diluted EPS because their effect is anti-dilutive due to the loss from continuing operations.

b)
Weighted-average options and restricted stock of 3,443,125 and 4,253,390 for the three months ended April 30, 2011 and 2010, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive. Weighted-average shares issuable upon the conversion of preferred stock of 14,550,257 for the year ended April 30, 2011 were not included in the computation of diluted EPS because their effect is anti-dilutive under the if-converted method.

c)
Weighted-average performance shares of 172,609 for the three months ended April 30, 2011 and 2010 were not included in the computation of diluted EPS because the performance criteria were not satisfied as of the end of the respective periods.

d)
The 2011 Notes can be put to the Company by the holders under certain circumstances (see Note E – Senior and Subordinated Debt). If the Company exercises its net share settlement option upon a put of the 2011 Notes by the holders, it will then issue shares of its Class A common stock. The effect of these shares was not included in the computation of diluted EPS for the three months ended April 30, 2011 and 2010 because the Company’s average stock price did not exceed the put value price of $66.39 for the 2011 Notes. Additionally, the Company sold a warrant with an exercise price of $74.35, which has also been excluded from diluted EPS for the three months ended April 30, 2011 and 2010 because the Company’s stock price did not exceed the exercise price.

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

	April 30,	January 31,	Three Months Ended April 30,
	2011	2011	2011	2010
	Identifiable Assets		Capital Expenditures

Commercial Group	$7,992,602	$8,617,287	$114,625	$161,306
Residential Group	2,816,353	2,825,527	53,040	65,425
Land Development Group	520,298	498,190	13	-
The Nets	-	-	-	-
Corporate Activities	125,497	118,697	20	-

	$11,454,750	$12,059,701	$167,698	$226,731

	Three Months Ended April 30,		Three Months Ended April 30,
	2011	2010	2011	2010
	Revenues from Real Estate
	Operations		Operating Expenses

Commercial Group	$209,035	$212,011	$103,138	$101,129
Commercial Group Land Sales	46,252	1,199	2,521	877
Residential Group	53,504	51,392	36,177	31,831
Land Development Group	8,090	6,858	9,225	10,448
The Nets	-	-	-	-
Corporate Activities	-	-	14,627	11,006

	$316,881	$271,460	$165,688	$155,291

	Depreciation and Amortization
	Expense		Interest Expense

Commercial Group	$44,533	$47,148	$47,037	$58,090
Residential Group	13,445	12,378	6,214	4,856
Land Development Group	60	99	824	1,308
The Nets	-	-	-	-
Corporate Activities	353	446	13,919	16,864

	$58,391	$60,071	$67,994	$81,118

	Interest and Other Income

Commercial Group	$6,741	$1,945
Residential Group	5,876	2,569
Land Development Group	2,841	2,194
The Nets	-	-
Corporate Activities	49	106

	$15,507	$6,814

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
P.	Segment Information (continued)
The Company uses a measure defined as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) to report its operating results. EBDT is a non-GAAP measure and is defined as net earnings excluding the following items at the Company’s proportionate share: i) gain (loss) on disposition of rental properties, divisions and other investments (net of tax); ii) the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) non-cash charges for real estate depreciation, amortization and amortization of mortgage procurement costs; iv) deferred income taxes; v) preferred payment which is classified as noncontrolling interest expense in the Company’s Consolidated Statements of Operations; vi) impairment of real estate (net of tax); vii) extraordinary items (net of tax); and viii) cumulative or retrospective effect of change in accounting principle (net of tax).
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
Effective during the three months ended April 30, 2011, under the direction of the Company’s chief operating decision maker, EBDT provided in order to assess performance for the Real Estate Groups and The Nets was pre-tax. The Corporate Activities segment controls tax strategies and evaluates results on a consolidated basis. As a result, beginning February 1, 2011, the Company will no longer allocate income tax expense (benefit) to the Real Estate Groups or The Nets. In addition, based on the consolidated evaluation of income taxes, it was determined that EBDT would exclude all deferred income taxes instead of just those attributable to the Real Estate Groups. All amounts in the following table are represented in thousands:
Reconciliation of EBDT to Net Earnings (Loss) by Segment:

			Land
	Commercial	Residential	Development		Corporate
Three Months Ended April 30, 2011	Group	Group	Group	The Nets	Activities	Total

EBDT	$115,279	$26,851	$1,106	$(304)	$(15,556)	$127,376
Depreciation and amortization – Real Estate Groups	(50,430)	(18,313)	(86)	-	-	(68,829)
Amortization of mortgage procurement costs – Real Estate Groups	(2,731)	(840)	(61)	-	-	(3,632)
Deferred income taxes	-	-	-	-	(4,813)	(4,813)
Straight-line rent adjustment	2,387	(163)	-	-	-	2,224
Preference payment	(585)	-	-	-	-	(585)
Impairment of consolidated and unconsolidated real estate	(3,435)	-	(1,400)	-	-	(4,835)
Gain on disposition of partial interests in rental properties	9,561	-	-	-	-	9,561
Gain on disposition of unconsolidated entities	-	12,567	-	-	-	12,567
Discontinued operations:
Gain on disposition of rental properties	10,038	-	-	-	-	10,038
Current income taxes attributed to above dispositions	-	-	-	-	(31,505)	(31,505)

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$80,084	$20,102	$(441)	$(304)	$(51,874)	$47,567

Preferred dividends	-	-	-	-	(3,850)	(3,850)

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$80,084	$20,102	$(441)	$(304)	$(55,724)	$43,717

			Land
	Commercial	Residential	Development		Corporate
Three Months Ended April 30, 2010	Group	Group	Group	The Nets	Activities	Total

EBDT	$61,081	$27,613	$(2,292)	$(3,373)	$(12,562)	$70,467
Depreciation and amortization – Real Estate Groups	(50,684)	(17,323)	(79)	-	-	(68,086)
Amortization of mortgage procurement costs – Real Estate Groups	(2,385)	(542)	(80)	-	-	(3,007)
Deferred taxes – Real Estate Groups	(2,691)	(6,639)	881	-	838	(7,611)
Straight-line rent adjustment	2,419	453	3	-	-	2,875
Preference payment	(585)	-	-	-	-	(585)
Gain (loss) on disposition of partial interests in rental properties, net of tax	(17,432)	17,610	-	-	-	178
Gain on disposition of unconsolidated entities, net of tax	29	-	-	-	-	29
Impairment of unconsolidated entities, net of tax	(7,441)	-	(455)	-	-	(7,896)
Discontinued operations, net of tax:
Depreciation and amortization – Real Estate Groups	(1,486)	(382)	-	-	-	(1,868)
Amortization of mortgage procurement costs – Real Estate Groups	(47)	(8)	-	-	-	(55)
Deferred taxes – Real Estate Groups	(57)	(109)	-	-	-	(166)
Straight-line rent adjustment	163	-	-	-	-	163

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(19,116)	$20,673	$(2,022)	$(3,373)	$(11,724)	$(15,562)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Q.	Class A Common Units
The Company and certain of its affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of the Company, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) on August 14, 2006. Pursuant to the Master Contribution Agreement, on November 8, 2006, the Company issued Class A Common Units (“Units”) in a jointly-owned limited liability company to the BCR Entities in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. The Company accounted for the issuance of the Units in exchange for the noncontrolling interests under the purchase method of accounting. The Units may be exchanged for one of the following forms of consideration at the Company’s sole discretion: (i) an equal number of shares of the Company’s Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of the Company’s Class A common stock. The Company has no rights to redeem or repurchase the Units. At April 30 and January 31, 2011, 3,646,755 Units were outstanding. The carrying value of the Units of $186,021,000 is included in noncontrolling interests at April 30 and January 31, 2011.
R.	Capital Stock
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
During January 2011, the Company completed an exchange of $110,000,000 in aggregate principal amount of the Company’s 2016 Notes for 9,774,039 shares of Class A common stock, pursuant to separate, privately negotiated exchange agreements.
During May 2011, the Company completed an exchange of $40,000,000 in aggregate principal amount of the Company’s 2016 Notes for 3,444,293 shares of Class A common stock, pursuant to separate, privately negotiated exchange agreements.
Preferred Stock
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
R.	Capital Stock (continued)
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
During the three months ended April 30, 2011, the Company declared and paid Series A preferred stock dividends of $3,850,000 to preferred stock shareholders. Undeclared Series A preferred stock dividends were $1,925,000 at April 30, 2011. Effective May 2, 2011, pursuant to a Unanimous Written Consent, the Company’s Board of Directors declared cash dividends on the outstanding shares of Series A preferred stock dividends of $3,850,000 for the period from March 15, 2011 to June 14, 2011 to shareholders of record at the close of business on June 1, 2011, which will be paid on June 15, 2011.
S.	Subsequent Events
Property Disposition
In May 2011, the Company completed the sale of Waterfront Station – East 4th & West 4th Buildings, consolidated office buildings in Washington, D.C. The sales price was $356,000,000 and generated net cash proceeds of $61,490,000.
Exchange of 5.00% Convertible Senior Notes due 2016 for Shares of Class A Common Stock
During May 2011, the Company completed an exchange of $40,000,000 in aggregate principal amount of the Company’s 2016 Notes for 3,444,293 shares of Class A common stock, pursuant to separate, privately negotiated exchange agreements. In order to induce the holders to make the exchange, the Company agreed to increase the conversion rate from 71.8894 shares of Class A common stock per $1,000 principal amount of notes to 86.1073 shares, which factors in foregone interest to the holders among other inducements. Any accrued but unpaid interest was paid in cash. Under the accounting guidance for induced conversion of convertible debt, the additional amounts paid to induce the holders to exchange their notes was expensed resulting in a non tax deductible loss of $10,800,000, which will be recorded as early extinguishment of debt during the three months ended July 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of Forest City Enterprises, Inc. and subsidiaries should be read in conjunction with the financial statements and the footnotes thereto contained in the annual report on Form 10-K for the year ended January 31, 2011.
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
We have approximately $11.5 billion of consolidated assets in 27 states and the District of Columbia at April 30, 2011. Our core markets include Boston, the state of California, Chicago, Denver, the New York City/Philadelphia metropolitan area and the Greater Washington D.C./Baltimore metropolitan area. We have offices in Albuquerque, Boston, Chicago, Dallas, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
Significant milestones occurring during the first quarter of 2011 include:
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

•
Entering into joint venture agreements with an outside partner, an affiliated entity of Madison International Realty LLC. The outside partner invested in a total of 15 retail properties located in the New York City metropolitan area generating gross proceeds of $178,286,000. The outside partner received a 49% equity interest in 15 mature retail properties, 14 of which were formerly wholly-owned by us and one retail property that was owned 75% by us;

•
The sale of two parcels of land, with air rights, to Rock Ohio Caesars Cleveland, LLC (“Rock Ohio”) for development of a casino in downtown Cleveland. The sales price of one parcel and air rights was $45,000,000 and the sales price of the second parcel and air rights was $40,000,000. The land is adjacent to our Tower City Center mixed-use complex;

•
The signing of a lease agreement with Rock Ohio for space in the Higbee Building in downtown Cleveland. Rock Ohio plans to use the space for Phase I of its new casino. The five-year lease, which includes extension options, is for approximately 303,000 square feet of space on the concourse level and first, second and third floors of the building;

•
The sale of our 50% interest in Metropolitan Lofts, a 264 unit apartment community in Los Angeles, California, to the other 50% partner. The price reflects a total property value of $73,600,000. The sale generated proceeds of approximately $13,200,000;

•	The sale of the Charleston Marriott hotel in Charleston, West Virginia, for a sales price of $25,500,000. The sale generated proceeds of approximately $7,500,000;

•
Closing on a new $450,000,000 revolving credit facility with a 14-member bank group. The three-year facility, with an additional one-year extension option, originally closed on March 30, 2011 with a $425,000,000 borrowing capacity. Subsequently, in April 2011, an accordion feature was exercised increasing the total borrowing capacity to $450,000,000 at April 30, 2011;

•
Closing a 10-year, $70,000,000 non-recourse mortgage loan for 855 North Wolfe Street, a research office property at The Science + Technology Park at Johns Hopkins in Baltimore, which carries a fixed interest rate of less than 6.0%, and replaces the prior $61,000,000 construction loan;

•
Being selected as developer by the Port of San Francisco for Pier 70’s 25-acre waterfront site. Pier 70 is a 69-acre historic marine industrial area on San Francisco’s central waterfront, located immediately south of Mission Bay. Plans call for the site to be redeveloped over a multiyear period to meet the Port’s master plan goals for new development, historic preservation, and the creation of waterfront open space; and

•	Closing $240,000,000 in nonrecourse mortgage financing transactions.
In addition, subsequent to April 30, 2011, we achieved the following significant milestones:
•	The sale of Waterfront Station – East 4th & West 4th Buildings, office buildings in Washington, D.C. The sales price was $356,000,000 and generated net cash proceeds of $61,490,000;
•	The privately negotiated exchange of $40,000,000 aggregate principal amount of our 5.00% Convertible Senior Notes due 2016 for a total of 3,444,293 shares of our Class A common stock; and
•	Addressing $262,399,000 of nonrecourse mortgage debt financings that would have matured during the year ended January 31, 2012, through closed transactions, commitments and/or automatic extensions.
Net Earnings (Loss) Attributable to Forest City Enterprises, Inc. – Net earnings attributable to Forest City Enterprises, Inc. for the three months ended April 30, 2011 was $47,567,000 versus a net loss of $15,562,000 for the three months ended April 30, 2010. Although we have substantial recurring revenue sources from our properties, we also periodically enter into significant transactions, which can create substantial variances in net earnings (loss) between periods. This variance to the prior year is primarily attributable to the following increases, which are net of noncontrolling interest:
•	$42,622,000 related to the 2011 sale of land and air rights to Rock Ohio for development of a casino in downtown Cleveland, Ohio;
•
$28,476,000 due to the 2010 transaction costs that were expensed, related to the contribution of our ownership interest in six mixed-use University Park life science properties in Cambridge, Massachusetts to a joint venture with an outside partner that did not qualify for full gain recognition under accounting guidance for real estate sales;

•
$12,567,000 related to the 2011 gains on disposition of our unconsolidated investments in Metropolitan Lofts and Twin Lake Towers, apartment communities in Los Angeles, California and Denver, Colorado, respectively;

•	$10,038,000 related to the 2011 gain on disposition of the Charleston Marriott, a hotel in Charleston, West Virginia;
•
$9,561,000 due to the 2011 gain on disposition of partial interests in 15 retail properties in the New York City metropolitan area, related to the formation of new joint venture agreements with an outside partner;

•	$8,064,000 related to the 2011 decrease in impairment charges of consolidated and unconsolidated entities;
•
$6,535,000 (which includes $91,000 for unconsolidated entities) related to an increase in income recognized on the sale of state and federal Historic Preservation Tax Credits and New Market Tax Credits in 2011 compared to 2010; and

•	$3,903,000 related to a 2011 decrease in allocated losses from our equity investment in The Nets (see “The Nets” section of the MD&A).
These increases were partially offset by the following decreases, net of noncontrolling interest:
•
$29,342,000 related to the 2010 gain on disposition of partial interests in The Grand, Lenox Club and Lenox Park, apartment communities in the Washington, D.C. metropolitan area, related to the formation of a new joint venture with an outside partner;

•	$6,589,000 primarily related to the 2010 gain on early extinguishment of debt on the exchange of a portion of our Senior Notes due 2011, 2015 and 2017 for a new issue of Series A preferred stock; and
•	$31,651,000 due to increased income tax expense primarily related to the various transactions noted above.

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, operating expenses, interest expense, equity in earnings (loss) of unconsolidated entities and impairment of unconsolidated entities by segment. See discussion of these amounts by segment in the narratives following the tables.

	Three Months Ended April 30,
	2011	2010	Variance
	(in thousands)

Revenues from Real Estate Operations
Commercial Group	$209,035	$212,011	$(2,976)
Commercial Group Land Sales	46,252	1,199	45,053
Residential Group	53,504	51,392	2,112
Land Development Group	8,090	6,858	1,232
The Nets	-	-	-
Corporate Activities	-	-	-

Total Revenues from Real Estate Operations	$316,881	$271,460	$45,421

Operating Expenses
Commercial Group	$103,138	$101,129	$2,009
Cost of Commercial Group Land Sales	2,521	877	1,644
Residential Group	36,177	31,831	4,346
Land Development Group	9,225	10,448	(1,223)
The Nets	-	-	-
Corporate Activities	14,627	11,006	3,621

Total Operating Expenses	$165,688	$155,291	$10,397

Interest Expense
Commercial Group	$47,037	$58,090	$(11,053)
Residential Group	6,214	4,856	1,358
Land Development Group	824	1,308	(484)
The Nets	-	-	-
Corporate Activities	13,919	16,864	(2,945)

Total Interest Expense	$67,994	$81,118	$(13,124)

Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$2,922	$3,407	$(485)
Gain on disposition of El Centro Mall	-	48	(48)
Residential Group	4,465	2,038	2,427
Gain on disposition of Metropolitan Lofts	9,964	-	9,964
Gain on disposition of Twin Lake Towers	2,603	-	2,603
Land Development Group	344	712	(368)
The Nets	(304)	(10,430)	10,126
Corporate Activities	-	-	-

Total Equity in Earnings (Loss) of Unconsolidated Entities	$19,994	$(4,225)	$24,219

Impairment of Unconsolidated Entities
Commercial Group	$-	$12,156	$(12,156)
Residential Group	-	-	-
Land Development Group	-	743	(743)
The Nets	-	-	-
Corporate Activities	-	-	-

Total Impairment of Unconsolidated Entities	$-	$12,899	$(12,899)

Commercial Group
Revenues from real estate operations – Revenues from real estate operations for the Commercial Group, including the group’s land sales, increased by $42,077,000, or 19.7%, for the three months ended April 30, 2011 compared to the same period in the prior year. The variance to the prior year is primarily attributable to the following increases:
•	$45,000,000 related to the 2011 sale of land and air rights to Rock Ohio for development of a casino in downtown Cleveland, Ohio;
•
$5,779,000 related to the opening of Waterfront Station – East 4th & West 4th Buildings, office buildings in Washington D.C., as noted in the table below (in May 2011, we completed the sale of these office buildings, see the “Subsequent Events” section of the MD&A);

•
$5,709,000 related to increased revenues earned on a construction contract with the New York City School Construction Authority for the construction of a school on the lower floors at 8 Spruce Street, a mixed-use residential project under construction in Manhattan, New York. This represents a reimbursement of costs that is included in operating expenses; and

•	$2,091,000 related to increased occupancy at Illinois Science and Technology Park in Skokie, Illinois and Higbee Building in Cleveland, Ohio.
These increases were partially offset by the following decreases:
•
$6,770,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2011 with an outside partner in 15 retail properties in the New York City metropolitan area;

•
$6,313,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2010 with an outside partner in seven mixed-use University Park life science properties in Cambridge, Massachusetts; and

•	$2,405,000 related to decreased occupancy at Two MetroTech Center, an office building in Brooklyn, New York.
The balance of the remaining decreases of $1,014,000 was generally due to other miscellaneous fluctuations.
Operating and Interest Expenses – Operating expenses increased by $3,653,000, or 3.6%, for three months ended April 30, 2011 compared to the same period in the prior year. The variance to the prior year is primarily attributable to the following increases:
•
$5,709,000 related to construction of a school at 8 Spruce Street. These costs are reimbursed by the New York City School Construction Authority which are included in revenues from real estate operations discussed above;

•	$2,617,000 related to the opening of Waterfront Station – East 4th & West 4th Buildings as noted in the table below;
•	$2,378,000 related to the 2011 sale of land and air rights to Rock Ohio for development of a casino in downtown Cleveland, Ohio; and
•	$633,000 related to increased occupancy at Illinois Science and Technology Park.
These increases were partially offset by the following decreases:
•
$2,651,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2011 with an outside partner in 15 retail properties in the New York City metropolitan area;

•	$2,390,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2010 with an outside partner in University Park;
•	$1,400,000 related to a reduction in our allowance for projects under development; and
•	$490,000 related to decreased occupancy at Two MetroTech Center.
The balance of the remaining decrease of $753,000 was generally due to other miscellaneous fluctuations.

Interest expense for the Commercial Group decreased by $11,053,000, or 19.0%, for the three months ended April 30, 2011 compared to the same period in the prior year. The decrease is primarily attributable to increased capitalized interest due to additional qualified expenditures and the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with outside partners in University Park in 2010 and 15 properties in the New York City metropolitan area in 2011. These decreases were primarily offset by an increase related to the opening of Waterfront Station - East 4th & West 4th Buildings as noted in the table below.
The following table presents the increases in revenues, operating expenses and interest expense for the newly-opened property for the three months ended April 30, 2011 compared to the same period in the prior year:

				Three Months Ended
				April 30, 2011 vs. 2010
				Revenues
				from
		Quarter–	Square	Real Estate	Operating	Interest
Newly - Opened Properties	Location	Year Opened	Feet	Operations	Expenses	Expense
				(in thousands)
Office:
Waterfront Station – East 4th & West 4th Buildings (1)	Washington, D.C.	Q1-2010	631,000	$5,779	$2,617	$1,143
(1)	In May 2011, we completed the sale of these office buildings (see the “Subsequent Events” section of the MD&A).
Comparable occupancy for the Commercial Group is 91.2% and 90.7% for retail and office, respectively, as of April 30, 2011 compared to 89.7% and 90.6%, respectively, as of April 30, 2010. Retail and office occupancy as of April 30, 2011 and 2010 is based on square feet leased at the end of the fiscal quarter. Comparable occupancy relates to properties opened and operated in both the three months ended April 30, 2011 and 2010. Average occupancy for hotels for the three months ended April 30, 2011 is 56.9% compared to 61.0% for the three months ended April 30, 2010.
As of April 30, 2011, the average base rent per square feet expiring for retail and office leases is $27.74 and $31.27, respectively, compared to $26.78 and $30.94, respectively, as of April 30, 2010. Square feet of expiring leases and average base rent per square feet are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases. The average daily rate (“ADR”) for our hotel portfolio is $145.29 and $135.43 for the three months ended April 30, 2011 and 2010, respectively. ADR is an operating statistic and is calculated by dividing revenue by the number of rooms sold for all hotels that were open and operating for both the three months ended April 30, 2011 and 2010.
We continuously monitor retail and office leases expiring in the short to mid-term. Management’s plan to obtain lease renewals for expiring retail and office leases includes signing of lease extensions, if available, and active marketing for available or soon to be available space to new or existing tenants in the normal course of business.
Residential Group
Revenues from real estate operations – Included in revenues from real estate operations is fee income related to the development and construction management related to our military housing projects. Military housing fee income and related operating expenses may vary significantly from period to period based on the timing of development and construction activity at each applicable project. Revenues from real estate operations for the Residential Group increased by $2,112,000, or 4.1%, during the three months ended April 30, 2011 compared to the same period in the prior year. The variance is primarily attributable to the following increase:
•	$2,451,000 related to new property openings as noted in the table below.
This increase was partially offset by the following decrease:
•
$876,000 related to military housing fee income from the management and development of military housing units located primarily on the islands of Oahu and Kauai, Hawaii, Chicago, Illinois, Seattle, Washington and Colorado Springs, Colorado.

The balance of the remaining increase of $537,000 was generally due to other miscellaneous fluctuations.

Operating and Interest Expenses – Operating expenses for the Residential Group increased by $4,346,000, or 13.7%, during the three months ended April 30, 2011 compared to the same period in the prior year. This variance is primarily attributable to the following increases:
•	$2,325,000 related to new property openings as noted in the table below; and

•	$763,000 related to expenditures associated with third-party management fee arrangements, including pursing new arrangements.
The balance of the remaining increase of $1,258,000 was generally due to general operating activities and other miscellaneous fluctuations.
Interest expense for the Residential Group increased by $1,358,000 or 28.0% during the three months ended April 30, 2011 compared to the same period in the prior year. This increase is primarily attributable to the opening of new properties as noted in the table below, partially offset by mark-to-market adjustments on non-designated interest rate swaps.
The following table presents the increases (decreases) in revenues and operating expenses for newly-opened properties for the three months ended April 30, 2011 compared to the same period in the prior year:

				Three Months Ended
				April 30, 2011 vs. 2010
				Revenues
				from
		Quarter - Year		Real Estate	Operating	Interest
Newly - Opened Properties	Location	Opened	Units	Operations	Expenses	Expense
				(in thousands)

8 Spruce Street	Manhattan, New York	Q1-2011 (1)	903	$111	$1,588	$949
Presidio Landmark	San Francisco, California	Q3-2010	161	316	696	1,469
DKLB BKLN	Brooklyn, New York	Q4-2009 (1)	365	1,571	(60)	63
Hamel Mill Lofts	Haverhill, Massachusetts	Q4-2008/Q3-2010 (1)	305	453	101	60

Total				$2,451	$2,325	$2,541

(1)	Property to open in phases.
Comparable average occupancy for the Residential Group is 95.4% and 93.4% for the three months ended April 30, 2011 and 2010, respectively. Average residential occupancy for the three months ended April 30, 2011 and 2010 is calculated by dividing gross potential rent less vacancy by gross potential rent. Comparable average occupancy relates to properties opened and operated in both the three months ended April 30, 2011 and 2010.
Comparable net rental income (“NRI”) for our Residential Group was 93.0% and 89.8% for the three months ended April 30, 2011 and 2010, respectively. NRI is an operating statistic that represents the percentage of potential rent received after deducting vacancy and rent concessions from gross potential rent.
Land Development Group
Revenues from real estate operations – Land sales and the related gross margins vary from period to period depending on the timing of sales and general market conditions relating to the disposition of significant land holdings. Although improved over the same period in the prior year, our land sales continue to be impacted by decreased demand from home buyers in certain core markets for the land business, reflecting conditions throughout the housing industry. Revenues from real estate operations for the Land Development Group increased by $1,232,000 for the three months ended April 30, 2011 compared to the same period in the prior year. This variance is primarily attributable to the following increase:
•	$3,024,000 related to higher land sales at Stapleton in Denver, Colorado.
This increase was partially offset by the following decrease:
•
$1,746,000 related to lower land sales at Mill Creek in York County, South Carolina, Waterbury in North Ridgeville, Ohio, Gladden Farms in Marana, Arizona, Tangerine Crossing in Tucson, Arizona, and Summers Walk in Davidson, North Carolina.

The balance of the remaining decrease of $46,000 was due to land sales at other land development projects.

Operating and Interest Expenses – Operating expenses decreased by $1,223,000 for the three months ended April 30, 2011 compared to the same period in the prior year. This variance is primarily attributable to the following decrease:
•	$1,987,000 primarily related to lower land sales at Mill Creek, Waterbury, Gladden Farms, Tangerine Crossing and Summers Walk.
This decrease was partially offset by the following increase:
•	$825,000 primarily related to higher land sales at Stapleton.
The balance of the remaining decrease of $61,000 was due to land sales at other land development projects.
Interest expense decreased by $484,000 for the three months ended April 30, 2011 compared to the same period in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group and interest rates.
The Nets
Our ownership of The Nets is through Nets Sports and Entertainment LLC (“NS&E”). NS&E also owns Brooklyn Arena, LLC (“Arena”), an entity that through its subsidiaries is overseeing the construction of and has a long-term lease in the Barclays Center arena, the future home of The Nets. NS&E consolidates Arena and accounts for its investment in The Nets on the equity method of accounting. As a result of consolidating NS&E, we record the entire net loss of The Nets allocated to NS&E in equity in loss of unconsolidated entities and allocate, based on an analysis of each respective members’ claims on the net book equity assuming a liquidation at book value, NS&E’s minority partners’ share of its loss, if any, through noncontrolling interests in our Statement of Operations.
The amount of equity in loss, net of noncontrolling interests, was $304,000 and $4,207,000 for the three months ended April 30, 2011 and 2010, respectively, representing a decrease in our allocated losses of $3,903,000. The decrease is primarily due to the allocation of losses to the MP Entities. Since May 12, 2010, The Nets’ losses have been allocated to the majority owner since losses are allocated based on an analysis of the respective members’ claim on the net book equity assuming a liquidation at book value.
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
Once the $60,000,000 is expended, which is anticipated to occur within the three months ended July 31, 2011, NS&E is required to fund 100% of The Nets operating needs, as defined, until the Barclays Center arena is complete and open which is expected to be during the three months ended October 31, 2012. We anticipate the funding of The Nets operating needs will result in certain losses of The Nets being allocated to us. Thereafter, members’ capital contributions will be made in accordance with the operating agreements.
Corporate Activities
Operating and Interest Expenses – Operating expenses for Corporate Activities increased $3,621,000 for the three months ended April 30, 2011 compared to the same period in the prior year. The increase was primarily related to increased payroll and related benefits, including stock-based compensation of $2,044,000 and an increase in professional fees of $1,903,000 associated with strategic planning and process improvement initiatives.
Interest expense decreased by $2,945,000 for the three months ended April 30, 2011 compared to the same period in the prior year. The decrease was primarily related to the exchange of $110,000,000 of Convertible Senior Notes for Class A common stock on January 31, 2011, and the exchange of $178,749,000 of Senior Notes for a new issuance of Series A preferred stock on March 9, 2010 (see the “Senior and Subordinated Debt” section of the MD&A).
Other Activity
The following items are discussed on a consolidated basis.

Depreciation and Amortization
We recorded depreciation and amortization expense of $58,391,000 and $60,071,000 for the three months ended April 30, 2011 and 2010, respectively, which is a decrease of $1,680,000, or 2.8%, compared to the same period in the prior year.
Impairment of Real Estate
We review our real estate portfolio, including land held for development or sale, for impairment whenever events or changes indicate that our carrying value may not be recoverable. In cases where we do not expect to recover our carrying costs, an impairment charge is recorded. During the three months ended April 30, 2011, we recorded an impairment of certain real estate assets of $4,835,000. This amount includes an impairment of real estate of $3,435,000 related to an investment in a retail property located in Portage, Michigan and $1,400,000 related to Mill Creek, a land development project located in York County, South Carolina. We recorded no impairments of consolidated real estate during the three months ended April 30, 2010. These impairments represent write-downs to estimated fair value due to changes in certain assumptions, including estimated holding periods and current market conditions and the impact of these assumptions to the properties’ estimated future cash flows.
Impairment of Unconsolidated Entities
We review our portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate that our carrying value in the investments may be in excess of fair value. An equity method investment’s value is impaired if management’s estimate of its fair value is less than the carrying value and the difference is deemed to be other-than-temporary. In order to arrive at the estimates of fair value, we use varying assumptions that may include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, which are considered to be Level 3 inputs. For newly opened properties, assumptions also include the timing of initial lease up at the property. In the event the initial lease up assumptions differ from actual results, estimated future discounted cash flows may vary resulting in impairment charges in future periods.
The following table summarizes our impairment of unconsolidated entities:

		Three Months
		Ended April 30,
		2011	2010
		(in thousands)
Office Buildings:
818 Mission Street	San Francisco, California	$-	$4,018
Bulletin Building	San Francisco, California	-	3,543
Metreon (Specialty Retail Center)	San Francisco, California	-	4,595
Old Stone Crossing at Caldwell Creek (Mixed-Use Land Development)	Charlotte, North Carolina	-	743

		$-	$12,899

Write-Off of Abandoned Development Projects
On a quarterly basis, we review each project under development to determine whether it is probable the project will be developed. If we determine that the project will not be developed, project costs are written off as an abandoned development project cost. We abandon certain projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or due to third party challenges related to entitlements or public financing. Write-off of abandoned development projects during the three months ended April 30, 2011 was $157,000. In addition, we recorded a reduction in our allowance for projects under development of $2,000,000, resulting in a net decrease in operating expenses of $1,843,000 for the three months ended April 30, 2011. There was no write-off of abandoned development projects or other change in the allowance for projects under development during the three months ended April 30, 2010.
Amortization of Mortgage Procurement Costs
We amortize mortgage procurement costs over the life of the related nonrecourse mortgage debt and notes payable. For the three months ended April 30, 2011 and 2010, we recorded amortization of mortgage procurement costs of $3,449,000 and $2,612,000, respectively. Amortization of mortgage procurement costs increased $837,000 for the three months ended April 30, 2011 compared to the same period in the prior year.

Gain (Loss) on Early Extinguishment of Debt
For the three months ended April 30, 2011 and 2010, we recorded $(296,000) and $6,297,000, respectively, as gain (loss) on early extinguishment of debt. The loss for 2011 relates to a nonrecourse mortgage debt financing transaction at Johns Hopkins – 855 North Wolfe Street, an office building located in East Baltimore, Maryland. The gain in 2010 relates to the exchange of a portion of our 2011, 2015 and 2017 Notes for a new issue of Series A preferred stock.
Interest and Other Income
Interest and other income was $15,507,000 for the three months ended April 30, 2011 compared to $6,814,000 for the three months ended April 30, 2010. The increase of $8,693,000 is primarily related to an increase of $6,626,000 related to the income recognition on the sale of state and federal historic preservation and new market tax credits and an increase of $1,885,000 related to interest income earned on a total rate of return swap (“TRS”).
Net Gain on Disposition of Partial Interests in Rental Properties
The net gain on disposition of partial interests in rental properties is comprised of the following:

	Three Months Ended April 30,
	2011	2010
	(in thousands)

New York Retail Joint Venture	$9,561	$-
Bernstein Joint Venture	-	29,342
University Park Joint Venture	-	(28,476)

	$9,561	$866

New York Retail Joint Venture
On March 29, 2011, we entered into joint venture agreements with an outside partner, an affiliated entity of Madison International Realty LLC. The outside partner invested in a total of 15 retail properties located in the New York City metropolitan area. The outside partner received a 49% equity interest in 15 mature retail properties, 14 of which were formerly wholly-owned by us and one retail property that was owned 75% by us.
For its 49% equity interests, the outside partner invested cash and assumed debt of $244,952,000, representing 49% of the nonrecourse mortgage debt on the 15 properties. As of April 30, 2011, the Company received proceeds of $178,286,000, primarily in the form of a loan. Based on the net amount of cash received, the outside partner’s minimum initial investment requirement of 20% was not met. As such, the transaction did not qualify for full gain recognition under accounting guidance related to real estate sales. Therefore, the installment method of gain recognition was applied, resulting in a net gain on disposition of partial interest in rental properties of $9,561,000 during the three months ended April 30, 2011 with the remaining gain of $115,388,000 deferred and included in accounts payable and accrued expenses at April 30, 2011. Transaction costs totaled $11,776,000, of which $5,779,000 relating to participation payments made to the ground lessors of two of the properties in accordance with the respective ground lease agreements did not qualify for deferral and were included in the calculation of the net gain on disposition of partial interests in rental properties of $9,561,000 for the three months ended April 30, 2011. As a result of this transaction, we are accounting for the 15 properties as equity method investments since both partners have joint control of the properties.
Bernstein Joint Venture
On February 19, 2010 we formed a new joint venture with the Bernstein Development Corporation to hold our previously held investment interests in three residential properties totaling 1,340 rental units located within the Washington, D.C. metropolitan area. Both partners in the new joint venture have a 50% interest and joint control over the properties.
We received $28,922,000 in cash proceeds and the joint venture assumed $163,000,000 of the nonrecourse mortgage debt on the properties resulting in a gain on disposition of partial interests in rental properties of $29,342,000 for the three months ended April 30, 2010. As a result of this transaction, we are accounting for the new joint venture and the three properties as equity method investments since both partners have joint control of the new venture and the properties.

University Park Joint Venture
On February 22, 2010, we formed a joint venture with an outside partner, HCN FCE Life Sciences, LLC, to acquire seven life science office buildings in our mixed-use University Park project in Cambridge, Massachusetts, formerly wholly-owned by us. As of April 30, 2010, the contribution of six of the seven properties had closed and the seventh closed during the second quarter of 2010 upon obtaining lender consents.
For its 49% share of the joint venture, the outside partner invested cash and the joint venture assumed approximately $320,000,000 of nonrecourse mortgage debt on the seven buildings. As of April 30, 2010, we received net proceeds of $129,611,000 primarily in the form of a loan from the joint venture and the joint venture assumed approximately $290,000,000 of the nonrecourse mortgage debt. As such, the contribution of the first six properties did not qualify for full gain recognition under accounting guidance related to real estate sales, resulting in a deferred gain of $188,410,000, which is included in accounts payable and accrued expenses at April 30, 2010. Transaction costs of $28,476,000 related to the transaction did not qualify for deferral and were included as a loss on disposition of partial interests in rental properties for the three months ended April 30, 2010. Included in transaction costs are $21,483,000 of participation payments made to the ground lessor of the six properties in accordance with the respective ground lease agreements. As a result of this transaction, we are accounting for the new joint venture and the seven properties as equity method investments since both partners have joint control of the new venture and the properties.
Income Taxes
Income tax expense (benefit) for the three months ended April 30, 2011 and 2010 was $18,312,000 and $(8,923,000), respectively. The difference in the recorded income tax expense (benefit) versus the income tax expense (benefit) computed at the statutory federal income tax rate is primarily attributable to state income taxes, utilization of state net operating losses, additional general business credits, changes to the valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.
We apply an estimated annual effective tax rate to our year-to-date earnings from operations to derive our tax provision for the quarter, pursuant to accounting guidance for accounting for income taxes, interim reporting. Certain circumstances may arise which make it difficult for us to determine a reasonable estimate of our annual effective tax rate for the year. Our projected marginal operating results, which includes the gain related to the Commercial Group’s land sales, results in an effective tax rate that changes significantly with small variations in projected income or loss from operations or permanent differences and thus does not provide for a reliable estimate of our estimated annual effective tax rate. Therefore, in computing our income tax provision for the quarter ending April 30, 2011, we have excluded the gain on the Commercial Group’s land sales from our estimated annual effective tax rate calculation and have recognized the actual income tax expense related to the gain during the three months ended April 30, 2011.
At January 31, 2011, we had a federal net operating loss carryforward for tax purposes of $206,051,000 (generated primarily from the impact on our net earnings of tax depreciation expense from real estate properties and excess deductions from stock-based compensation) that will expire in the years ending January 31, 2024 through January 31, 2031, a charitable contribution deduction carryforward of $37,273,000 that will expire in the years ending January 31, 2012 through January 31, 2016 ($6,068,000 expiring in the year ended January 31, 2012), General Business Credit carryovers of $19,070,000 that will expire in the years ending January 31, 2012 through January 31, 2031 ($41,000 expiring in the year ended January 31, 2012), and an alternative minimum tax (“AMT”) credit carryforward of $29,315,000 that is available until used to reduce federal tax to the AMT amount.
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
We apply the “with-and-without” methodology for recognizing excess tax benefits from the deduction of stock-based compensation. The net operating loss available for the tax return, as is noted in the paragraph above, is greater than the net operating loss available for the tax provision due to excess deductions from stock-based compensation reported on the return, as well as the impact of adjustments to the net operating loss under the accounting guidance on accounting for uncertainty in income taxes. As of January 31, 2011, we have not recorded a net deferred tax asset of approximately $17,264,000 from excess stock-based compensation deductions taken on the tax return for which a benefit has not yet been recognized in our tax provision.

Equity in Earnings (Loss) of Unconsolidated Entities (also see the “Impairment of Unconsolidated Entities” section of the MD&A)
Equity in earnings of unconsolidated entities was $19,994,000 for the three months ended April 30, 2011 and equity in loss of unconsolidated entities was $4,225,000 for the three months ended April 30, 2010, representing an increase of $24,219,000. This variance is primarily attributed to the following increases that occurred within our equity method investments:
-	Commercial Group
•
$1,414,000 related to the 2010 contribution of partnership interests to a new joint venture in the University Park project resulting in joint control with the outside partner. The seven buildings were converted to the equity method of accounting during 2010 upon partial disposition.

-	Residential Group
•	$9,964,000 relates to the 2011 gain on disposition of Metropolitan Lofts;

•	$2,603,000 relates to the 2011 gain on disposition of Twin Lake Towers; and

•	$1,186,000 primarily related to a 2010 legal settlement at 3800 Wilshire, a condominium project in Los Angeles, California.
-	The Nets
•	$10,126,000 related to a reduction in our share of the losses of The Nets.
These increases were partially offset by the following decrease:
-	Commercial Group
•	$1,506,000 primarily related to 2010 lease termination fee income at San Francisco Centre, a regional mall located in San Francisco, California, that did not recur.
The balance of the remaining increase of $432,000 was due to fluctuations in the operations of equity method investments.
Discontinued Operations
The following table lists rental properties included in discontinued operations:

		Square Feet/	Period	Three Months Ended
Property	Location	Number of Units/Rooms	Disposed	4/30/2011	4/30/2010

Commercial Group:
Charleston Marriott hotel	Charleston, West Virginia	352 rooms	Q1-2011	Yes	Yes
Simi Valley Town Center	Simi Valley, California	612,000 square feet	Q4-2010	-	Yes
Investment in triple net lease property	Pueblo, Colorado	203,000 square feet	Q4-2010	-	Yes
Saddle Rock Village	Aurora, Colorado	294,000 square feet	Q3-2010	-	Yes

Residential Group:
101 San Fernando	San Jose, California	323 units	Q2-2010	-	Yes

The following table summarizes the operating results related to discontinued operations:

	Three Months Ended
	April 30,
	2011	2010

	(in thousands)

Revenues from real estate operations	$1,293	$10,259

Expenses
Operating expenses	1,247	5,689
Depreciation and amortization	-	1,874

	1,247	7,563

Interest expense	(46)	(1,856)
Amortization of mortgage procurement costs	-	(55)

Interest income	-	3
Gain on disposition of a rental property - Charleston Marriott	10,431	-

Earnings before income taxes	10,431	788

Income tax expense
Current	1,151	130
Deferred	3,561	166

	4,712	296

Earnings from discontinued operations	5,719	492

Noncontrolling interest, net of tax
Gain on disposition of rental properties	393	-
Operating earnings from rental properties	-	21

Earnings from discontinued operations attributable to Forest City Enterprises, Inc.	$5,326	$471

FINANCIAL CONDITION AND LIQUIDITY
Ongoing economic conditions appear to be improving, but that has resulted in only limited improvement in property occupancies and rent levels. Access to bank credit and capital have improved modestly over the past quarter, with the larger banks and permanent lenders indicating an increased interest in originating new loans for real estate projects, particularly as existing loans in their portfolios get paid off. Underwriting standards remain conservative, with lenders favoring high quality existing operating assets in strong markets. Originations of new loans for commercial mortgage backed securities are showing signs of improvement but remain well below the levels in 2006 and 2007. While a limited number of banks have begun to originate construction loans for new apartment projects, lending for land acquisition and construction loans for office or retail projects remain extremely difficult to obtain. We believe loans for real estate projects will continue to be constrained for the foreseeable future.
Our principal sources of funds are cash provided by operations including land sales, the bank revolving credit facility, nonrecourse mortgage debt and notes payable, dispositions of operating properties or development projects through sales or equity joint ventures, proceeds from the issuance of senior notes, proceeds from the issuance of common or preferred equity and other financing arrangements. Our principal uses of funds are the financing of our real estate operating and development projects and acquisitions of real estate, capital expenditures for our existing portfolio and principal and interest payments on our nonrecourse mortgage debt, notes payable and bank revolving credit facility, interest payments on our outstanding senior notes and dividends payments on our Series A preferred stock.
Our primary capital strategy seeks to isolate the operating and financial risk at the property level to maximize returns and reduce risk on and of our equity capital. As such, substantially all of our operating and development properties are separately encumbered with nonrecourse mortgage debt and notes payable. We do not cross-collateralize our mortgage debt and notes payable outside of a single identifiable project. We operate as a C-corporation and retain substantially all of our internally generated cash flows. This cash flow, together with refinancing and property sale proceeds, has historically provided us with the necessary liquidity to take advantage of investment opportunities. The economic downturn and its impact on the lending and capital markets reduced our ability to finance development and acquisition opportunities and also increased the required rates of return to make new investment opportunities appealing. As a result of these market changes, we have dramatically cut back on entering into new development and acquisition activities.

Despite the decrease in development activities, we intend to complete all projects that are under construction. We continue to make progress on certain other pre-development projects primarily located in core markets. The cash we believe is required to fund our equity in projects under construction and development plus any cash necessary to extend or paydown the remaining 2011 debt maturities is anticipated to exceed our cash from operations. As a result, we intend to extend maturing debt or repay it with net proceeds from property sales, equity joint ventures or future debt or equity financing.
During the three months ended April 30, 2011, we were successful in closing certain transactions that improved our liquidity and addressed certain near term maturities of our recourse debt. We successfully entered a Third Amended and Restated Credit Agreement (the “Credit Agreement”) and a Third Amended and Restated Guaranty of Payment of Debt (the “Guaranty”, and collectively, the “Credit Facility”) which fixed our total available borrowings under the Credit Agreement at $450,000,000 while removing the provision to reduce this maximum for specified external capital raising events. The Credit Agreement matures on March 30, 2014 and provides for one 12-month extension option, subject to certain conditions and replaces a previous agreement that was set to expire February 1, 2012. Although both the new and previous agreements bear interest at LIBOR plus 3.75%, the LIBOR floor under the new Credit Agreement was reduced from 200 basis points to 100 basis points. The Credit Agreement continues to require $46,891,000 of available borrowings to be reserved for the retirement of the puttable equity-linked senior notes due 2011 but removes the previous prohibition on paying common stock dividends, subject to a limitation of $20,000,000 in the aggregate in any four fiscal quarter period.
During the three months ended April 30, 2011, we generated significant proceeds from property sales and equity joint ventures of $193,338,000, a majority of which related to new joint ventures formed with an outside partner for equity interests in 15 retail properties located in the New York City metropolitan area (see the “Net Gain on Disposition of Partial Interest in Rental Properties” section of the MD&A). This liquidity will be used to fund our equity requirements in our development projects and extend or paydown near term debt maturities. In addition, during May 2011, we continued to address future liquidity needs related to our near to mid-term senior unsecured notes and deleverage our Balance Sheet, by entering into separate, privately negotiated exchange agreements whereby we exchanged $40,000,000 in aggregate principal of our Convertible Senior Notes due 2016 for 3,444,293 shares of Class A common stock. We continue to explore various other options to strengthen our balance sheet and enhance our liquidity, but can give no assurance that we can accomplish any of these other options on favorable terms or at all. If we cannot enhance our liquidity, it could adversely impact our growth and result in further curtailment of development activities.
As of April 30, 2011, we had $859,591,000 of nonrecourse mortgage financings with scheduled maturities during the fiscal year ending January 31, 2012, of which $74,674,000 represents regularly scheduled amortization payments. Subsequent to April 30, 2011, we have addressed $262,399,000 of these remaining 2011 maturities, through closed transactions, commitments and/or automatic extensions. We also have extension options available on $230,444,000 of these 2011 maturities, all of which require some predefined condition in order to qualify for the extension, such as meeting or exceeding leasing hurdles, loan to value ratios or debt service coverage requirements. We cannot give assurance that the defined hurdles or milestones will be achieved to qualify for these extensions. We are currently in negotiations to refinance and/or extend the remaining $292,074,000 of nonrecourse debt scheduled to mature during the year ended January 31, 2012. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings.
As of April 30, 2011, we had three nonrecourse mortgages greater than five percent of our total nonrecourse mortgage debt and notes payable. The mortgages, encumbering New York Times, an office building in Manhattan, New York, 8 Spruce Street, a mixed-use residential project currently being opened in phases in Manhattan, New York and Westchester’s Ridge Hill, a retail center currently under construction in Yonkers, New York, have outstanding balances of $640,000,000, $635,000,000 and $390,474,000, respectively, at April 30, 2011.
As of April 30, 2011, our share of nonrecourse mortgage debt and notes payable recorded on our unconsolidated subsidiaries amounted to $1,926,443,000, of which $173,328,000 ($17,830,000 represents scheduled principal payments) was scheduled to mature during the year ending January 31, 2012. Subsequent to April 30, 2011, we have addressed $31,929,000 of these 2011 maturities through closed nonrecourse mortgage transactions, commitments and/or automatic extensions. Negotiations are ongoing on the remaining 2011 maturities, but we cannot give assurance that we will obtain these financings on favorable terms or at all.
We have one nonrecourse mortgage amounting to $73,500,000 in default as of April 30, 2011. While we are actively negotiating with the lender to resolve the mortgage default, there is no assurance that the negotiations will be successful. If we are unable to successfully negotiate an extension, the lender could commence foreclosure proceedings and we could lose the real estate asset’s carrying value of approximately $58,870,000. The loss of the property would not have a significant impact to our financial condition, cash flows or liquidity.

We have a development project consisting of approximately 13 acres of land held in Las Vegas, Nevada with a carrying value of approximately $128,000,000 secured by an approximate $42,000,000 nonrecourse mortgage that is scheduled to mature in July 2011. Based on our current estimated and probability weighted cash flow analysis, the carrying value of the development project is projected to be recovered from estimated future undiscounted cash flows. While we are actively negotiating with the lender to refinance or extend the mortgage, due to recent economic declines in the Las Vegas, Nevada market and other factors, the lender may not be willing to extend the mortgage, or may offer refinancing terms that are less favorable than the existing loan. Depending on the outcome of these negotiations, our cash flow analysis assumptions may change, resulting in a potentially significant impairment charge being recorded. If we are unable to reach an extension or refinancing agreement on terms acceptable to us, we may default on the mortgage. In the event of a default on the mortgage, the lender could commence foreclosure proceedings and we could lose the carrying value of the development project.
We have a regional mall in Bolingbrook, Illinois which opened in 2007, and has yet to achieve its expected stabilization levels. The property is secured by an approximate $96,000,000 nonrecourse mortgage that is scheduled to mature in 2013 as well as a special real estate tax assessment that supports certain municipal bond financing that was used to provide infrastructure improvements benefiting the property. The property’s current operating results are insufficient to cover all operating expenses, special assessments and debt service payments. Although the Company currently intends to support this project until it achieves stabilization, there can be no assurance that the project will achieve the targeted operating results. As a result, it may not be feasible to continue to fund shortfalls and/or we may not be able to reach an extension or refinancing agreement at maturity and may default on the mortgage, resulting in the lender commencing foreclosure proceedings. In the event the lender forecloses on the property, we could lose the carrying value of our investment in the project amounting to $136,795,000 at April 30, 2011.
One of our joint ventures accounted for under the equity method of accounting has a nonrecourse mortgage that is past due or in default at April 30, 2011 (our proportional share of this mortgage is $887,000). If we go into default and are unable to negotiate an extension or otherwise cure the default, the lender could commence foreclosure proceedings and we could lose the carrying value of our investment in the project amounting to $4,193,000 at April 30, 2011.
Bank Revolving Credit Facility
On March 30, 2011, we and our 13-member bank group entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) and a Third Amended and Restated Guaranty of Payment of Debt (the “Guaranty”, and collectively, the “Credit Facility”). On April 21, 2011, one additional member was admitted to the bank group and the total available borrowings were increased from $425,000,000 to $450,000,000. The Credit Agreement matures on March 30, 2014 and provides for one, 12-month extension option, subject to certain conditions. Borrowings bear interest at LIBOR, subject to a floor of 100 basis points, plus 3.75%. Up to $100,000,000 of the available borrowings may be used, in the aggregate, for letters of credit and/or surety bonds. The Credit Facility has a number of restrictive covenants, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that we may incur and restrictions on the pledging of ownership interests in subsidiaries. The Credit Agreement requires $46,891,000 of available borrowings be reserved for the retirement of specified senior indebtedness and removes the previous prohibition on paying common stock dividends, subject to a limitation of $20,000,000 in the aggregate in any four fiscal quarter period. Additionally, the Credit Facility contains certain development limitations and financial covenants, including the maintenance of minimum liquidity, certain debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as specified in the Credit Facility). At April 30, 2011, we were in compliance with all of these financial covenants.
On March 30, 2011, we also entered into a First Amended Pledge Agreement (“Pledge Agreement”) with the banks party to the Credit Agreement. The Pledge Agreement secures our obligations under the Credit Agreement by granting a security interest to the bank group in its right, title and interest as a member, partner, shareholder or other equity holder of certain direct subsidiaries, including, but not limited to, its right to receive profits, proceeds, accounts, income, dividends, distributions or return of capital from such subsidiaries, to the extent the granting of such security interest would not result in a default under project level financing or the organizational documents of such subsidiary.
Our previous credit agreement, in place until March 30, 2011, provided for total available borrowings of approximately $470,000,000, subject to permanent reduction as we received net proceeds from specified external capital raising events in excess of $250,000,000. This facility was scheduled to mature on February 1, 2012 and incurred interest at LIBOR, subject to a floor of 200 basis points, plus 3.75%.

The following table summarizes the available credit on the bank revolving credit facility:

	April 30, 2011	January 31, 2011

	(in thousands)

Maximum borrowings	$450,000	$470,336
Less outstanding balances and reserves:
Borrowings	81,427	137,152
Letters of credit	65,039	63,418
Surety bonds	-	-
Reserve for retirement of puttable equity-linked senior notes due 2011	46,891	46,891

Available credit	$256,643	$222,875

Senior and Subordinated Debt
The following table summarizes our senior and subordinated debt:

	April 30, 2011	January 31, 2011

	(in thousands)

Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011, net of discount	$45,955	$45,480
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	198,888	198,806
7.625% Senior Notes due 2015	178,253	178,253
5.000% Convertible Senior Notes due 2016	90,000	90,000
6.500% Senior Notes due 2017	132,144	132,144
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	745,240	744,683

Subordinated Debt:
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Senior and Subordinated Debt	$774,240	$773,683

During May 2011, we entered into separate, privately negotiated exchange agreements with certain holders of our 2016 Notes to exchange the notes for shares of Class A common stock. Under the terms of the agreements, holders agreed to exchange $40,000,000 in aggregate principal amount of notes for a total of 3,444,293 shares of Class A common stock (see the “Subsequent Events” section of the MD&A).
Puttable Equity-Linked Senior Notes due 2011
On October 10, 2006, we issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 (“2011 Notes”) in a private placement. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15. During the year ended January 31, 2009, we purchased on the open market $15,000,000 in principal of our 2011 Notes. During the year ended January 31, 2010, we entered into privately negotiated exchange agreements with certain holders of the 2011 Notes to exchange $167,433,000 of aggregate principal amount of their 2011 Notes for a new issue of 3.625% puttable equity-linked senior notes due October 2014. During the year ended January 31, 2011, we retired $51,176,000 of our 2011 Notes in exchange for Series A preferred stock and purchased on the open market $7,000,000 in principal amount of our 2011 Notes. There was $46,891,000 ($45,955,000, net of discount) and $46,891,000 ($45,480,000, net of discount) of principal outstanding at April 30 and January 31, 2011, respectively.
Holders may put their notes to us at their option on any day prior to the close of business on the scheduled trading day immediately preceding July 15, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the put value rate (as defined) on each such day; (2) during any fiscal quarter, if the last reported sale price of our Class A common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the applicable put value price in effect on the last trading day of the immediately preceding fiscal quarter; or (3) upon the occurrence of specified corporate events as set forth in the applicable indenture. On and after July 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may put their notes to us at any time, regardless of the foregoing circumstances. In addition, upon a designated event, as defined, holders may require us to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, as set forth in the applicable indenture. At April 30, 2011, none of the aforementioned circumstances have been met.
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
The following table summarizes the carrying amounts of our debt and equity balances related to the 2011 Notes:

	April 30, 2011	January 31, 2011

	(in thousands)

Carrying amount of equity component	$7,484	$7,484

Outstanding principal amount of the puttable equity-linked senior notes	46,891	46,891
Unamortized discount	(936)	(1,411)

Net carrying amount of the puttable equity-linked senior notes	$45,955	$45,480

The unamortized discount will be amortized as additional interest expense through October 15, 2011. The effective interest rate for the liability component of the puttable equity-linked senior notes is 7.51%. We recorded non-cash interest expense of $475,000 and $495,000 for the three months ended April 30, 2011 and 2010, respectively. We recorded contractual interest expense of $425,000 and $689,000 for the three months ended April 30, 2011 and 2010, respectively.
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
Holders may put their notes to us at any time prior to the earlier of (i) stated maturity or (ii) the Put Termination Date, as defined below. Upon a put, a note holder would receive 68.7758 shares of our Class A common stock per $1,000 principal amount of notes, based on a put value price of $14.54 per share of Class A common stock, subject to adjustment. The amount payable upon a put of the notes is only payable in shares of our Class A common stock, except for cash paid in lieu of fractional shares. If the daily volume weighted average price of the Class A common stock has equaled or exceeded 130% ($18.90 at April 30, 2011) of the put value price then in effect for at least 20 trading days in any 30 trading day period, we may, at our option, elect to terminate the rights of the holders to put their notes to us. If elected, we are required to issue a put termination notice that shall designate an effective date on which the holders put rights will be terminated, which shall be a date at least 20 days after the mailing of such put termination notice (the “Put Termination Date”). Holders electing to put their notes after the mailing of a put termination notice and before the Put Termination Date shall receive a coupon make-whole payment in an amount equal to the remaining scheduled interest payments attributable to such notes from the last applicable interest payment date through and including October 15, 2013. The coupon make-whole payment is payable, at our option, in either cash or Class A common stock.

Senior Notes due 2015
On May 19, 2003, we issued $300,000,000 of 7.625% senior notes due June 1, 2015 (“2015 Notes”) in a public offering. Accrued interest is payable semi-annually on December 1 and June 1. These senior notes may be redeemed by us, in whole or in part, at any time on or after June 1, 2008 at an initial redemption price of 103.813% that is systematically reduced to 100% through June 1, 2011. As of June 1, 2010, the redemption price was reduced to 101.271%. During the year ended January 31, 2011, we retired $121,747,000 of 2015 Notes in exchange for Series A preferred stock.
Convertible Senior Notes due 2016
On October 26, 2009, we issued $200,000,000 of 5.00% convertible senior notes due October 15, 2016 (“2016 Notes) in a private placement. The notes were issued at par and accrued interest is payable semi-annually on April 15 and October 15, beginning April 15, 2010. During the year ended January 31, 2011, we retired $110,000,000 of 2016 Notes in exchange for Class A common stock. During May 2011, we retired $40,000,000 of 2016 Notes in exchange for Class A common stock.
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
Senior Notes due 2017
On January 25, 2005, we issued $150,000,000 of 6.500% senior notes due February 1, 2017 (“2017 Notes”) in a public offering. Accrued interest is payable semi-annually on February 1 and August 1. These senior notes may be redeemed by us, in whole or in part, at any time on or after February 1, 2010 at a redemption price of 103.250% beginning February 1, 2010 and systematically reduced to 100% through February 1, 2013. As of February 1, 2011, the redemption price was reduced to 102.167%. During the year ended January 31, 2011, we retired $5,826,000 of 2017 Notes in exchange for Series A preferred stock and also purchased on the open market $12,030,000 in principal of 2017 Notes.
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
Prior to April 30, 2011, consolidated subsidiaries of ours purchased $23,000,000 of the Converted Bonds from the investment banks. Simultaneous to each purchase, a corresponding amount of a related TRS was terminated and the corresponding secured borrowing was removed from the Consolidated Balance Sheets. The fair value of the Converted Bonds recorded in other assets was $58,000,000 at both April 30 and January 31, 2011. The outstanding TRS contracts on the $35,000,000 of secured borrowings related to the Converted Bonds at both April 30 and January 31, 2011, were supported by collateral consisting primarily of certain notes receivable owned by us aggregating $29,140,000. We recorded net interest income of $423,000 and $522,000 related to the TRS for the three months ended April 30, 2011 and 2010, respectively.
On May 12, 2011, the District refinanced $42,000,000 of the outstanding $58,000,000 Junior Subordinated Bonds. Of the $42,000,000 refinanced, we received $23,000,000 as repayment of the Converted Bonds that were held by our consolidated subsidiaries. The investment banks received $19,000,000 which simultaneously terminated a corresponding amount of a related TRS and the corresponding secured borrowing.
Other Financing Arrangements
A consolidated subsidiary of ours has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $22,121,000 of this commitment as of April 30, 2011. In addition, in June 2009, the consolidated subsidiary committed to fund $10,000,000 to the City of Denver and certain of its entities to be used to fund additional infrastructure projects and has funded $5,159,000 of this commitment as of April 30, 2011.
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
We are actively working to refinance and/or extend the maturities of the nonrecourse debt that is coming due in the next 24 months. During the three months ended April 30, 2011, we completed the following financings:

Purpose of Financing	Amount

(in thousands)

Refinancings	$84,000
Development projects	6,850
Loan extensions/additional fundings	219,230

$310,080

Interest Rate Exposure
At April 30, 2011, the composition of nonrecourse debt was as follows:

						Total
	Operating	Development		Land		Weighted
	Properties	Projects		Projects	Total	Average Rate

	(dollars in thousands)

Fixed	$3,228,130	$166,386		$7,956	$3,402,472	6.01%
Variable
Taxable	1,573,121	878,040		13,766	2,464,927	4.38%
Tax-Exempt	585,223	150,886		35,000	771,109	2.08%

	$5,386,474	$1,195,312	(1)	$56,722	$6,638,508	4.95%

Total commitment from lenders		$1,838,433		$56,722

(1)
Proceeds from outstanding debt of $113,359 described above are recorded as restricted cash and escrowed funds. For bonds issued in conjunction with development, the full amount of the bonds is issued at the beginning of construction and must remain in escrow until costs are incurred.

To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate

	(dollars in thousands)

05/01/11 - 02/01/12	$1,058,023	5.31%	$1,194,968	3.66%
02/01/12 - 02/01/13	691,182	4.80%	897,193	4.33%
02/01/13 - 02/01/14	489,926	5.53%	698,139	5.37%
02/01/14 - 02/01/15	-	-	652,496	5.44%
02/01/15 - 02/01/16	-	-	651,810	5.45%
02/01/16 - 09/01/17	-	-	640,000	5.50%
Tax-Exempt (Priced off of SIFMA Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate

	(dollars in thousands)

05/01/11 - 02/01/12	$174,639	5.83%
02/01/12 - 02/01/13	146,239	5.80%
02/01/13 - 02/01/14	101,214	5.87%
The tax-exempt caps expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 2.76% and has never exceeded 8.00%.
Forward Swaps
We enter into forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, we intend to simultaneously terminate the forward swap associated with that financing. At April 30, 2011, we had no forward swaps outstanding.

Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of April 30, 2011, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $10,105,000 at April 30, 2011. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $8,440,000 at April 30, 2011. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
From time to time, we and/or certain of our joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At April 30, 2011, the SIFMA rate was 0.26%. Additionally, we and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowing, resulting in minimal financial impact to us and/or the Joint Ventures. At April 30, 2011, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $280,885,000. The underlying TRS borrowings are subject to a fair value adjustment. In addition, we have TRS with a notional amount of $140,800,000 that is not designated as fair value hedging instruments, but is subject to interest rate risk.
Cash Flows
Operating Activities
Net cash provided by operating activities was $47,446,000 and $22,503,000 for the three months ended April 30, 2011 and 2010, respectively. The net increase in cash provided by operating activities for the three months ended April 30, 2011 compared to the three months ended April 30, 2010 of $24,943,000 is the result of the following (in thousands):

Decrease in rents and other revenues received	$(7,377)
Decrease in interest and other income received	(7,758)
Increase in cash distributions from unconsolidated entities	5,695
Increase in proceeds from land sales – Land Development Group	3,257
Increase in proceeds from land sales – Commercial Group	35,032
Increase in land development expenditures	(604)
Increase in operating expenditures	(30,703)
Decrease in restricted cash and escrowed funds used for operating purposes	8,357
Decrease in interest paid	19,044

Net increase in cash provided by operating activities	$24,943

Investing Activities
Net cash provided by (used in) investing activities was $104,422,000 and $(51,544,000) for the three months ended April 30, 2011 and 2010, respectively. Net cash provided by (used in) investing activities consisted of the following:

	Three Months Ended April 30,
	2011	2010
	(in thousands)

Capital expenditures	$(167,698)	$(226,731)

Payment of lease procurement costs	(2,932)	(8,341)

Increase in other assets	(13,082)	(5,747)

Decrease (increase) in restricted cash and escrowed funds used for investing purposes:
Barclays Center, a sports arena complex under construction in Brooklyn, New York	35,289	(1,040)
8 Spruce Street, a mixed-use residential project under construction in Manhattan, New York	29,805	32,469
Johns Hopkins - 855 North Wolfe Street, an office building in East Baltimore, Maryland	12,324	-
Foundry Lofts, an apartment community under construction in Washington, D.C.	5,582	-
Atlantic Yards, a mixed-use development project in Brooklyn, New York	3,771	25,533
Westchester’s Ridge Hill, a retail center under construction in Yonkers, New York	3,410	-
DKLB BKLN, an apartment community in Brooklyn, New York	547	10,204
Avenue at Tower City Center, a specialty retail center in Cleveland, Ohio	(3,668)	(91)
Collateral posted for a forward swap on East River Plaza, an unconsolidated retail project in Manhattan, New York	-	(3,230)
Other	173	(1,255)

Total decrease in restricted cash and escrowed funds used for investing purposes	87,233	62,590

Proceeds from disposition of partial interests in rental properties and 2011 dispositions of a development project and a rental property:
Disposition of partial interests in 15 retail properties in the New York metropolitan area	166,510	-
Development project in Washington, D.C.	19,348	-
Charleston Marriott, a hotel in Charleston, West Virginia	7,480	-
Disposition of partial interests in seven buildings in our University Park project in Cambridge, Massachusetts	-	129,611
Disposition of partial interests in three apartment communities in the Washington D.C. metropolitan area	-	28,922

Total proceeds from disposition of partial interests in rental properties and dispositions of a development project and a rental property	193,338	158,533

Change in investments in and advances to affiliates - (investment in) or return of investment:
Dispositions:
Metropolitan Lofts, an unconsolidated apartment community in Los Angeles, California	12,590	-
Twin Lake Towers, an unconsolidated apartment community in Denver, Colorado	400	-
Commercial Projects:
Village at Gulfstream Park, an unconsolidated specialty retail center in Hallandale Beach, Florida	(3,724)	3,761
Metreon, an unconsolidated specialty retail center in San Francisco, California	-	(2,024)
Return of temporary advances from various Commercial Group properties to implement uniform portfolio cash management process	570	(16,024)
New York City Projects:
East River Plaza, an unconsolidated retail project in Manhattan, New York	-	(1,266)
The Nets, a National Basketball Association member	-	(9,000)
Land Development:
Woodforest, an unconsolidated project in Houston, Texas	-	(3,850)
Other net (advances) of investment of equity method investments and other advances to affiliates	(2,273)	(3,445)

Total change in investments in and advances to affiliates - (investment in) or return of investment	7,563	(31,848)

Net cash provided by (used in) investing activities	$104,422	$(51,544)

Financing Activities
Net cash used in financing activities was $(140,599,000) and $(28,358,000) for the three months ended April 30, 2011 and 2010, respectively. Net cash used in financing activities consisted of the following:

	Three Months Ended April 30,
	2011	2010
	(in thousands)

Proceeds from nonrecourse mortgage debt and notes payable	$101,444	$42,778
Principal payments on nonrecourse mortgage debt and notes payable	(147,313)	(23,017)
Borrowings on bank revolving credit facility	250,075	169,300
Payments on bank revolving credit facility	(305,800)	(252,816)
Payment of transaction costs related to January 2011 Senior Note exchange for Class A common stock	(2,200)	-
Payment of deferred financing costs	(8,334)	(3,702)
Change in restricted cash and escrowed funds and book overdrafts	(10,590)	12,968
Proceeds from issuance of Series A preferred stock, net of $5,544 of issuance costs	-	44,456
Payment for equity call hedge related to the issuance of Series A preferred stock	-	(17,556)
Dividends paid to preferred shareholders	(3,850)	-
Purchase of treasury stock	(1,339)	(358)
Exercise of stock options	169	-
Contributions from noncontrolling interests	38	1,996
Distributions to noncontrolling interests	(12,899)	(2,407)

Net cash used in financing activities	$(140,599)	$(28,358)

LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.
VARIABLE INTEREST ENTITIES
Our VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, hotels, land development and The Nets, a member of the NBA in which we account for our investment on the equity method of accounting. As of April 30, 2011, we determined that we were the primary beneficiary of 34 VIEs representing 23 properties (18 VIEs representing 9 properties in the Residential Group, 14 VIEs representing 12 properties in the Commercial Group and 2 VIEs/properties in the Land Development Group). The creditors of the consolidated VIEs do not have recourse to our general credit. As of April 30, 2011, we held variable interests in 59 VIEs for which we are not the primary beneficiary. The maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs totaling approximately $97,000,000 at April 30, 2011. In addition to the VIEs described above, we have also determined that we are the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 as of April 30, 2011 (see the “Senior and Subordinated Debt” section of MD&A).
NEW ACCOUNTING GUIDANCE
The following accounting pronouncements were adopted during the three months ended April 30, 2011:
In December 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance on the disclosure of supplementary pro forma information for business combinations. This guidance specifies that if a public entity is required to present pro forma comparative financial statements for business combinations that occurred during the current reporting period, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance is effective for fiscal years beginning on or after December 15, 2010. The adoption of this guidance on February 1, 2011 did not have an impact on our consolidated financial statement disclosures.

In December 2010, the FASB issued an amendment to the accounting guidance on goodwill and other intangible assets. This guidance specifies when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The guidance is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance on February 1, 2011 did not have a material impact on our consolidated financial statements.
The following new accounting pronouncement will be adopted on its respective required effective date:
In April 2011, the FASB issued an amendment to the guidance on accounting for transfers and servicing to improve the accounting for repurchase agreements and other agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The guidance specifies when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements, based upon whether the entity has maintained effective control over the transferred financial assets. This guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011. Early adoption is not permitted. We do not expect the adoption of this accounting guidance to have a material impact on our consolidated financial statements.
SUBSEQUENT EVENTS
Property Disposition
In May 2011, we completed the sale of Waterfront Station – East 4th & West 4th Buildings, consolidated office buildings in Washington, D.C. The sales price was $356,000,000 and generated net cash proceeds of $61,490,000.
Exchange of 5.00% Convertible Senior Notes due 2016 for Shares of Class A Common Stock
During May 2011, we completed an exchange of $40,000,000 in aggregate principal amount of our 2016 Notes for 3,444,293 shares of Class A common stock, pursuant to separate, privately negotiated exchange agreements. In order to induce the holders to make the exchange, we agreed to increase the conversion rate from 71.8894 shares of Class A common stock per $1,000 principal amount of notes to 86.1073 shares, which factors in foregone interest to the holders among other inducements. Any accrued but unpaid interest was paid in cash. Under the accounting guidance for induced conversion of convertible debt, the additional amounts paid to induce the holders to exchange their notes was expensed resulting in a non tax deductible loss of $10,800,000, which will be recorded as early extinguishment of debt during the three months ended July 31, 2011.
INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
This Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of our Form 10-K for the year ended January 31, 2011 and other factors that might cause differences, some of which could be material, include, but are not limited to, the impact of current lending and capital market conditions on our liquidity, ability to finance or refinance projects and repay our debt, the impact of the current economic environment on the ownership, development and management of our real estate portfolio, general real estate investment and development risks, vacancies in our properties, further downturns in the housing market, competition, illiquidity of real estate investments, bankruptcy or defaults of tenants, anchor store consolidations or closings, international activities, the impact of terrorist acts, risks associated with an investment in a professional sports team, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our credit facility and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, the impact of credit rating downgrades, effects of uninsured or underinsured losses, effects of a downgrade or failure of our insurance carriers, environmental liabilities, conflicts of interest, risks associated with the sale of tax credits, risks associated with developing and managing properties in partnership with others, the ability to maintain effective internal controls, compliance with governmental regulations, increased legislative and regulatory scrutiny of the financial services industry, volatility in the market price of our publicly traded securities, inflation risks, litigation risks, as well as other risks listed from time to time in our reports filed with the Securities and Exchange Commission. We have no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes the increased difficulty or inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At April 30, 2011, our outstanding variable-rate debt portfolio consisted of $2,546,354,000 of taxable debt and $771,109,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. However, due to the current market conditions, when available, we are currently extending maturities with existing lenders at current market terms. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)

05/01/11 - 02/01/12	$1,058,023	5.31%	$1,194,968	3.66%
02/01/12 - 02/01/13	691,182	4.80%	897,193	4.33%
02/01/13 - 02/01/14	489,926	5.53%	698,139	5.37%
02/01/14 - 02/01/15	-	-	652,496	5.44%
02/01/15 - 02/01/16	-	-	651,810	5.45%
02/01/16 - 09/01/17	-	-	640,000	5.50%
Tax-Exempt (Priced off of SIFMA Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)

05/01/11 - 02/01/12	$174,639	5.83%
02/01/12 - 02/01/13	146,239	5.80%
02/01/13 - 02/01/14	101,214	5.87%
The tax-exempt caps expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 2.76% and has never exceeded 8.00%.
Forward Swaps
We enter into forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, we intend to simultaneously terminate the forward swap associated with that financing. At April 30, 2011, we have no forward swaps outstanding.

Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of April 30, 2011, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $10,105,000 at April 30, 2011. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $8,440,000 at April 30, 2011. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At April 30 and January 31, 2011, we reported interest rate caps and floors at fair value of approximately $130,000 and $195,000, respectively, in other assets. We also included interest rate swap agreements and TRS with positive fair values of approximately $4,251,000 and $4,661,000 at April 30 and January 31, 2011, respectively, in other assets. At April 30 and January 31, 2011, we included interest rate swap agreements and TRS that had a negative fair value of approximately $141,391,000 and $156,587,000, respectively, (which includes the forward swaps) in accounts payable and accrued expenses.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the table below contains the estimated fair value of our long-term debt at April 30, 2011.

			Fair Value
			with 100 bp Decrease
	Carrying Value	Fair Value	in Market Rates
	(in thousands)

Fixed	$4,176,712	$4,338,367	$4,705,123
Variable
Taxable	2,546,354	2,592,445	2,683,520
Tax-Exempt	771,109	766,169	830,510

Total Variable	$3,317,463	$3,358,614	$3,514,030

Total Long-Term Debt	$7,494,175	$7,696,981	$8,219,153

The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
As of April 30, 2011

	Expected Maturity Date
	Year Ending January 31,

						Period	Total	Fair Market
Long-Term Debt	2012	2013	2014	2015	2016	Thereafter	Outstanding	Value
	(dollars in thousands)

Fixed:
Fixed-rate debt	$167,800	$315,015	$732,744	$385,249	$355,676	$1,445,988	$3,402,472	$3,602,727
Weighted average interest rate	6.46%	6.04%	6.55%	5.97%	5.61%	5.79%	6.01%

Senior & subordinated debt (1)	45,955 (3)	-	29,000 (5)	198,888 (4)	178,253	322,144	774,240	735,640
Weighted average interest rate	3.63%	-%	7.88%	3.63%	7.63%	6.35%	5.84%

Total Fixed-Rate Debt	213,755	315,015	761,744	584,137	533,929	1,768,132	4,176,712	4,338,367

Variable:
Variable-rate debt	559,361	1,131,082	111,842	22,382	-	640,260	2,464,927	2,511,018
Weighted average interest rate (2)	2.90%	3.28%	6.96%	3.58%	-%	7.19%	4.38%

Tax-exempt	132,430	204,616	91,565	815	869	340,814	771,109	766,169
Weighted average interest rate (2)	2.63%	2.55%	2.77%	3.76%	3.76%	1.38%	2.08%

Bank revolving credit facility (1)	-	-	-	81,427	-	-	81,427	81,427
Weighted average interest rate	-%	-%	-%	4.75%	-%	-%	4.75%

Total Variable-Rate Debt	691,791	1,335,698	203,407	104,624	869	981,074	3,317,463	3,358,614

Total Long-Term Debt	$905,546	$1,650,713	$965,151	$688,761	$534,798	$2,749,206	$7,494,175	$7,696,981

Weighted average interest rate	3.56%	3.72%	6.28%	5.07%	6.28%	5.64%	5.04%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of April 30, 2011.

(3)
Represents the principal amount of the puttable equity-linked senior notes of $46,891 less the unamortized discount of $936 as of April 30, 2011, as adjusted for the adoption of accounting guidance for convertible debt instruments. This unamortized discount is accreted through interest expense, which resulted in an effective interest rate of 7.51%.

(4)	Contains the principal amount of the puttable equity-linked senior notes less the amortized discount of $1,112 as of April 30, 2011.

(5)	The mandatory tender date of the custodial receipts, which represent ownership in the bonds, was used for the expected maturity date in lieu of the maturity date on the face of the bonds.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
As of January 31, 2011

	Expected Maturity Date
	Year Ending January 31,

						Period	Total	Fair Market
Long-Term Debt	2012	2013	2014	2015	2016	Thereafter	Outstanding	Value
	(dollars in thousands)

Fixed:
Fixed-rate debt	$280,274	$345,211	$855,352	$462,257	$361,758	$1,570,594	$3,875,446	$4,087,103
Weighted average interest rate	6.77%	6.10%	6.56%	5.96%	5.59%	5.75%	6.04%

Senior & subordinated debt (1)	45,480 (3)	-	29,000 (5)	198,806 (4)	178,253	322,144	773,683	715,625
Weighted average interest rate	3.63%	-%	7.88%	3.63%	7.63%	6.35%	5.84%

Total Fixed-Rate Debt	325,754	345,211	884,352	661,063	540,011	1,892,738	4,649,129	4,802,728

Variable:
Variable-rate debt	798,146	1,064,953	46,411	12,414	-	640,220	2,562,144	2,617,433
Weighted average interest rate(2)	3.80%	3.38%	6.05%	1.46%	-%	7.18%	4.50%

Tax-exempt	132,430	204,616	91,565	815	869	339,333	769,628	764,981
Weighted average interest rate(2)	2.63%	2.52%	2.78%	3.79%	3.79%	1.42%	2.09%

Bank revolving credit facility (1)	-	137,152	-	-	-	-	137,152	137,152
Weighted average interest rate(2)	-%	5.75%	-%	-%	-%	-%	5.75%

Total Variable-Rate Debt	930,576	1,406,721	137,976	13,229	869	979,553	3,468,924	3,519,566

Total Long-Term Debt	$1,256,330	$1,751,932	$1,022,328	$674,292	$540,880	$2,872,291	$8,118,053	$8,322,294

Weighted average interest rate	4.33%	4.00%	6.24%	5.19%	6.26%	5.62%	5.16%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of January 31, 2011.

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

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2011.
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
In connection with the rules, the Company continues to review and document its disclosure controls and procedures, including the Company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with the business.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in various claims and lawsuits incidental to its business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on the Company’s consolidated financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b) – Not applicable.
(c) – Repurchase of equity securities during the quarter.

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	Per Share	or Programs	or Programs

Class A Common Stock

February 1 through February 28, 2011	-	$-	-	-
March 1 through March 31, 2011	15,914	$19.00	-	-
April 1 through April 30, 2011	54,992	$18.86	-	-

Total	70,906	$18.89	-	-

(1)	Class A common stock was repurchased to satisfy the minimum tax withholding requirements relating to restricted stock vesting.

Item 6. Exhibits

Exhibit
Number			Description of Document

3.	1	-
Amended Articles of Incorporation of Forest City Enterprises, Inc., restated effective October 1, 2008, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 2008 (File No. 1-4372).

3.	1.1	-
Certificate of Amendment by Directors to the Amended Articles of Incorporation of Forest City Enterprises, Inc. dated March 4, 2010 (setting forth Section C(2), Article IV, Preferred Stock Designation of the Series A Cumulative Perpetual Convertible Preferred Stock), incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 9, 2010 (File No. 1-4372).

3.	1.2	-
Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Forest City Enterprises, Inc. dated June 25, 2010, incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended July 31, 2010 (File No. 1-4372).

3.	2	-	Code of Regulations as amended August 11, 2010, incorporated by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarter ended July 31, 2010 (File No. 1-4372).

4.	1	-
Senior Note Indenture, dated as of May 19, 2003, between Forest City Enterprises, Inc., as issuer, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 20, 2003 (File No. 1-4372).

4.	2	-	Form of 7.625% Senior Note due 2015, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 20, 2003 (File No. 1-4372).

4.	3	-	Form of 7.375% Senior Note due 2034, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed on February 10, 2004 (File No. 1-4372).

4.	4	-	Form of 6.5% Senior Note due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 26, 2005 (File No. 1-4372).

4.	5	-
Indenture, dated as of October 10, 2006, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Trust Company, N.A., as trustee, including, as Exhibit A thereto, the Form of 3.625% Puttable Equity-Linked Senior Note due 2011, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 16, 2006 (File No. 1-4372).

4.	6	-
Indenture, dated as of October 7, 2009, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, including as Exhibit A thereto, the Form of 3.625% Puttable Equity-Linked Senior Note due 2014, incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q for the quarter ended October 31, 2009 (File No. 1-4372).

4.	6.1	-
First Supplemental Indenture, dated as of May 21, 2010, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, supplemental to Indenture dated as of October 7, 2009, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 26, 2010 (File No. 1-4372).

4.	7	-
Indenture, dated October 26, 2009, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, including as Exhibit A thereto, the Form of 5.00% Convertible Senior Note due 2016, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 26, 2009 (File No. 1-4372).

9.	1	-
Voting Agreement, dated November 8, 2006, by and among Forest City Enterprises, Inc., RMS Limited Partnership, Powell Partners, Limited, Joseph M. Shafran and Bruce C. Ratner, incorporated by reference to Exhibit 9.1 to the Company’s Form 10-K for the year ended January 31, 2007 (File No. 1-4372).

+10.	1	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 31, 2009 (File No. 1-4372).

+10.	2	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number			Description of Document

+10.	3	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.	3.1	-
First Amendment to the Deferred Compensation Plan for Executives, effective as of October 1, 1999, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.	3.2	-
Second Amendment to the Deferred Compensation Plan for Executives, effective as of December 31, 2004, incorporated by reference to Exhibit 10.46 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.	4	-
Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives (As Amended and Restated Effective January 1, 2008), incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

+10.	4.1	-
First Amendment to Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives (As Amended and Restated Effective January 1, 2008), effective as of December 17, 2009, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended January 31, 2010 (File No. 1-4372).

+10.	5	-
Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.	5.1	-
First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.	5.2	-
Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.	5.3	-
Third Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 12, 2004, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 1-4372).

+10.	5.4	-
Fourth Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective as of December 31, 2004, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.	5.5	-
Fifth Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective as of March 26, 2008, incorporated by reference to Exhibit 10.60 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

+10.	5.6	-
Sixth Amendment to Deferred Compensation Plan for Nonemployee Directors, effective as of December 17, 2009, incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the year ended January 31, 2010 (File No. 1-4372).

+10.	6	-
Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated effective January 1, 2008), incorporated by reference to Exhibit 10.60 to the Company’s Form 10-Q for the quarter ended April 30, 2008 (File No. 1-4372).

+10.	6.1	-
First Amendment to Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated effective January 1, 2008), effective December 17, 2009, incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended January 31, 2010 (File No. 1-4372).

+10.	7	-
Forest City Enterprises, Inc. Executive Short-Term Incentive Plan (As Amended and Restated as of June 19, 2008), incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372).

Exhibit
Number			Description of Document

+10.	8	-
Forest City Enterprises, Inc. Executive Long-Term Incentive Plan (As Amended and Restated as of June 19, 2008), incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372).

+10.	9	-
Forest City Enterprises, Inc. Senior Management Short-Term Incentive Plan (Effective February 1, 2008), incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372).

+10.	10	-
Forest City Enterprises, Inc. Senior Management Long-Term Incentive Plan (Effective February 1, 2008), incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372).

+10.	11	-
Forest City Enterprises, Inc. Amended Board of Directors Compensation Policy, effective February 1, 2008, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

+10.	12	-
Forest City Enterprises, Inc. Unfunded Nonqualified Supplemental Retirement Plan for Executives (As Amended and Restated Effective January 1, 2008), incorporated by reference to Exhibit 10.59 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

+10.	13	-
Amended and Restated Form of Incentive and Nonqualified Stock Option Agreement, effective as of March 25, 2010, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 2010 (File No. 1-4372).

+10.	14	-
Amended and Restated Form of Restricted Stock Agreement, effective as of March 25, 2010, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 2010 (File No. 1-4372).

+10.	15	-	Form of Forest City Enterprises, Inc. Performance Shares Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372).

+10.	16	-
Form of Forest City Enterprises, Inc. Nonqualified Stock Option Agreement for Nonemployee Directors, incorporated by reference to Exhibit 10.66 to the Company’s Form 10-Q for the quarter ended July 31, 2008 (File No. 1-4372).

+10.	17	-
Form of Forest City Enterprises, Inc. Restricted Shares Agreement for Nonemployee Directors, incorporated by reference to Exhibit 10.67 to the Company’s Form 10-Q for the quarter ended July 31, 2008 (File No. 1-4372).

+10.	18	-
Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated as of June 16, 2010), incorporated by reference to Exhibit 10.28 to the Company’s Form 10-Q for the quarter ended July 31, 2010 (File No. 1-4372).

+10.	19	-
Employment Agreement entered into on May 31, 1999, effective January 1, 1999, between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.	19.1	-
First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

+10.	20	-
Employment Agreement entered into on May 31, 1999, effective January 1, 1999, between Forest City Enterprises, Inc. and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.	21	-
Agreement regarding death benefits entered into on May 31, 1999, between Forest City Enterprises, Inc. and Robert G. O’Brien, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q for the quarter ended April 30, 2009 (File No. 1-4372).

Exhibit
Number			Description of Document

+10.	22	-
Employment Agreement entered into on July 20, 2005, effective February 1, 2005, between Forest City Enterprises, Inc. and Charles A. Ratner, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.	22.1	-
First Amendment to Employment Agreement, dated as of November 9, 2006, by and among Charles A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.	23	-
Employment Agreement entered into on July 20, 2005, effective February 1, 2005, between Forest City Enterprises, Inc. and James A. Ratner, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.	23.1	-
First Amendment to Employment Agreement, dated as of November 9, 2006, by and among James A. Ratner and Forest City Enterprises, Inc, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.	24	-
Employment Agreement entered into on July 20, 2005, effective February 1, 2005, between Forest City Enterprises, Inc. and Ronald A. Ratner, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.	24.1	-
First Amendment to Employment Agreement, dated as of November 9, 2006, by and among Ronald A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.	25	-
Employment Agreement, effective November 9, 2006, by and among Bruce C. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

10.	26	-
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

10.	27	-
Registration Rights Agreement by and among Forest City Enterprises, Inc. and the holders of BCR Units listed on Schedule A thereto dated November 8, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed on November 7, 2007 (Registration No. 333-147201).

10.	28	-
Third Amended and Restated Credit Agreement, dated as of March 30, 2011, by and among Forest City Rental Properties Corporation, as Borrower, KeyBank National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 5, 2011 (File No. 1-4372).

*10.	28.1	-
Increase Notice, dated as of April 21, 2011, pursuant to the Third Amended and Restated Credit Agreement, dated as of March 30, 2011, by and among Forest City Rental Properties Corporation, as Borrower, KeyBank National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and the banks named therein.

10.	29	-
Third Amended and Restated Guaranty of Payment of Debt, dated as of March 30, 2011, by and among Forest City Enterprises, Inc., as Guarantor, KeyBank National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and the banks named therein, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 5, 2011 (File No. 1-4372).

10.	30	-
Pledge Agreement, dated as of January 29, 2010, by Forest City Rental Properties Corporation to KeyBank National Association, as Agent for itself and the other Banks, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 4, 2010 (File No. 1-4372).

Exhibit
Number			Description of Document

10.	30.1	-
First Amendment to Pledge Agreement, dated as of March 30, 2011, by Forest City Rental Properties Corporation to KeyBank National Association, as Agent for itself and the other banks, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 5, 2011 (File No. 1-4372).

10.	31	-	Form of Exchange Agreement, pertaining to 5.00% Convertible Senior Note due 2016, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 27, 2011 (File No. 1-4372).

10.	32	-	Form of Exchange Agreement, pertaining to 5.00% Convertible Senior Note due 2016, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 5, 2011 (File No. 1-4372).

*31.	1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.	2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.	1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101		-
The following financial information from Forest City Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text.

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

FOREST CITY ENTERPRISES, INC. (Registrant)
Date: June 6, 2011	/s/ ROBERT G. O’BRIEN
	Name:	Robert G. O’Brien
Title: Executive Vice President and Chief Financial Officer

Date: June 6, 2011	/s/ LINDA M. KANE
	Name:	Linda M. Kane
Title: Senior Vice President, Chief Accounting and Administrative Officer

Exhibit Index

Exhibit
Number			Description of Document

10.	28.1	-
Increase Notice, dated as of April 21, 2011, pursuant to the Third Amended and Restated Credit Agreement, dated as of March 30, 2011, by and among Forest City Rental Properties Corporation, as Borrower, KeyBank National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and the banks named therein.

31.	1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.	2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10	1	-
The following financial information from Forest City Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text.