Form 10-Q
period 2011-07-31
FOREST CITY ENTERPRISES INC
filed 2011-09-07
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
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

Class	Outstanding at September 1, 2011

Class A Common Stock, $.33 1/3 par value	150,132,556 shares

Class B Common Stock, $.33 1/3 par value	20,987,364 shares

Forest City Enterprises, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	July 31, 2011
	(Unaudited)	January 31, 2011
	(in thousands)
Assets
Real Estate
Completed rental properties	$7,101,431	$8,215,425
Projects under construction and development	2,170,855	2,706,235
Land held for development or sale	263,224	244,879

Total Real Estate	9,535,510	11,166,539
Less accumulated depreciation	(1,501,353)	(1,614,399)

Real Estate, net - (variable interest entities $1,855.7 million and $2,627.8 million, respectively)	8,034,157	9,552,140
Cash and equivalents - (variable interest entities $20.0 million and $24.7 million, respectively)	412,348	193,372
Restricted cash and escrowed funds - (variable interest entities $292.7 million and $471.4 million, respectively)	502,373	720,180
Notes and accounts receivable, net	394,324	403,101
Investments in and advances to affiliates	685,627	431,509
Other assets - (variable interest entities $136.9 million and $166.8 million, respectively	637,350	759,399
Total Assets	$10,666,179	$12,059,701

Liabilities and Equity
Liabilities
Mortgage debt and notes payable, nonrecourse - (variable interest entities $956.6 million and $1,879.0 million, respectively)	$5,621,687	$7,207,218
Bank revolving credit facility	-	137,152
Senior and subordinated debt - (variable interest entities $29.0 million as of each period)	1,084,831	773,683
Accounts payable and accrued expenses - (variable interest entities $142.6 million and $150.2 million, respectively)	1,053,778	1,074,042
Cash distributions and losses in excess of investments in unconsolidated investments	282,955	290,492
Deferred income taxes	494,413	489,974

Total Liabilities	8,537,664	9,972,561
Redeemable Noncontrolling Interest	226,936	226,829

Commitments and Contingencies	-	-

Equity
Shareholders’ Equity
Preferred stock - 7.0% Series A cumulative perpetual convertible, without par value, $50 liquidation preference; 6,400,000 shares authorized; 4,399,998 shares issued and outstanding	220,000	220,000
Preferred stock - without par value; 13,600,000 shares authorized; no shares issued	-	-
Common stock - $.33 1/3 par value
Class A, 371,000,000 shares authorized, 148,269,583 and 144,251,634 shares issued and 148,162,038 and 144,230,310 shares outstanding, respectively	49,423	48,084
Class B, convertible, 56,000,000 shares authorized, 20,987,364 and 21,218,753 shares issued and outstanding, respectively; 26,257,961 issuable	6,996	7,073

Total common stock	56,419	55,157
Additional paid-in capital	743,973	689,004
Retained earnings	707,927	659,926
Less treasury stock, at cost; 107,545 and 21,324 Class A shares, respectively	(1,874)	(259)

Shareholders’ equity before accumulated other comprehensive loss	1,726,445	1,623,828
Accumulated other comprehensive loss	(106,159)	(94,429)

Total Shareholders’ Equity	1,620,286	1,529,399
Noncontrolling interest	281,293	330,912

Total Equity	1,901,579	1,860,311

Total Liabilities and Equity	$10,666,179	$12,059,701

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(in thousands, except per share data)		(in thousands, except per share data)
Revenues from real estate operations	$253,205	$294,221	$561,629	$563,003

Expenses
Operating expenses	159,771	169,516	322,679	324,644
Depreciation and amortization	54,538	58,040	111,245	117,366
Impairment of real estate	235	1,100	5,070	1,100

	214,544	228,656	438,994	443,110

Interest expense	(64,064)	(84,795)	(130,979)	(165,977)
Amortization of mortgage procurement costs	(2,727)	(2,721)	(5,622)	(5,333)
Gain (loss) on early extinguishment of debt	(5,471)	1,896	(5,767)	8,193

Interest and other income	15,315	16,231	30,822	23,045
Net gain on disposition of partial interests in rental properties and other investment	-	259,381	9,561	260,247

Earnings (loss) before income taxes	(18,286)	255,557	20,650	240,068

Income tax expense (benefit)
Current	(1,679)	5,478	15,134	11,570
Deferred	(4,492)	76,088	(3,392)	60,626

	(6,171)	81,566	11,742	72,196

Equity in earnings (loss) of unconsolidated entities	2,385	1,286	22,379	(2,939)
Impairment of unconsolidated entities	-	(2,282)	-	(15,181)

Earnings (loss) from continuing operations	(9,730)	172,995	31,287	149,752

Discontinued operations, net of tax:
Operating earnings (loss) from rental properties	1,000	(152)	2,961	1,727
Impairment of real estate	-	(27,800)	-	(27,800)
Gain on disposition of rental properties	99,087	5,310	104,806	5,310

	100,087	(22,642)	107,767	(20,763)

Net earnings	90,357	150,353	139,054	128,989

Noncontrolling interests
(Earnings) loss from continuing operations attributable to noncontrolling interests	(193)	(23,210)	402	(16,705)
Earnings from discontinued operations attributable to noncontrolling interests	(82,030)	(4,297)	(83,755)	(5,000)

	(82,223)	(27,507)	(83,353)	(21,705)

Net earnings attributable to Forest City Enterprises, Inc.	$8,134	$122,846	$55,701	$107,284

Preferred dividends	(3,850)	(4,107)	(7,700)	(4,107)

Net earnings attributable to Forest City Enterprises, Inc. common shareholders	$4,284	$118,739	$48,001	$103,177

Basic earnings (loss) per common share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	$(0.08)	$0.91	$0.14	$0.80
Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc.	0.10	(0.17)	0.14	(0.16)

Net earnings attributable to Forest City Enterprises, Inc. common shareholders	$0.02	$0.74	$0.28	$0.64

Diluted earnings (loss) per common share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	$(0.08)	$0.76	$0.14	$0.70
Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc.	0.10	(0.14)	0.15	(0.13)

Net earnings attributable to Forest City Enterprises, Inc. common shareholders	$0.02	$0.62	$0.29	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended July 31,
	2011	2010
	(in thousands)
Net earnings	$90,357	$150,353

Other comprehensive income (loss), net of tax:

Unrealized net losses on investment securities	(16)	(72)

Foreign currency translation adjustments	(59)	59

Unrealized net losses on interest rate derivative contracts	(10,277)	(24,674)

Total other comprehensive loss, net of tax	(10,352)	(24,687)

Comprehensive income	80,005	125,666

Comprehensive income attributable to noncontrolling interest	(83,326)	(27,406)

Total comprehensive income (loss) attributable to Forest City Enterprises, Inc.	$(3,321)	$98,260

	Six Months Ended July 31,
	2011	2010
	(in thousands)
Net earnings	$139,054	$128,989

Other comprehensive income (loss), net of tax:

Unrealized net gains (losses) on investment securities	(2)	16

Foreign currency translation adjustments	143	(134)

Unrealized net losses on interest rate derivative contracts	(10,831)	(23,497)

Total other comprehensive loss, net of tax	(10,690)	(23,615)

Comprehensive income	128,364	105,374

Comprehensive income attributable to noncontrolling interest	(84,393)	(21,677)

Total comprehensive income attributable to Forest City Enterprises, Inc.	$43,971	$83,697

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Equity
(Unaudited)

											Accumulated
	Preferred Stock		Common Stock				Additional				Other
	Series A		Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Interest	Total
								(in thousands)
Six Months Ended July 31, 2011
Balances at January 31, 2011	4,400	$220,000	144,252	$48,084	21,219	$7,073	$689,004	$659,926	21	$(259)	$(94,429)	$330,912	$1,860,311

Net earnings, net of $1,879 attributable to redeemable noncontrolling interest								55,701				85,232	140,933
Other comprehensive loss, net of tax											(11,730)	1,040	(10,690)
Purchase of treasury stock									87	(1,630)			(1,630)
Conversion of Class B to Class A shares			232	77	(232)	(77)							-
Issuance of Class A shares in exchange for Convertible Senior Notes due 2016 (Note E)			3,444	1,148			47,594						48,742
Restricted stock vested			329	110			(110)						-
Exercise of stock options			13	4			158		(1)	15			177
Preferred stock dividends								(7,700)					(7,700)
Stock-based compensation							6,325						6,325
Excess income tax deficiency from stock-based compensation							(785)						(785)
Redeemable noncontrolling interest adjustment							(1,986)						(1,986)
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries							3,773					(22,874)	(19,101)
Contributions from noncontrolling interests												2,909	2,909
Distributions to noncontrolling interests												(82,367)	(82,367)
Change to equity method of accounting for subsidiaries												(33,598)	(33,598)
Other changes in noncontrolling interests												39	39

Balances at July 31, 2011	4,400	$220,000	148,270	$49,423	20,987	$6,996	$743,973	$707,927	107	$(1,874)	$(106,159)	$281,293	$1,901,579

Six Months Ended July 31, 2010
Balances at January 31, 2010	-	$-	132,836	$44,279	22,516	$7,505	$571,189	$613,073	28	$(154)	$(87,266)	$356,214	$1,504,840

Cumulative effect of adoption of new consolidation accounting guidance												(74,034)	(74,034)
Net earnings, net of $262 attributable to redeemable noncontrolling interest								107,284				21,967	129,251
Other comprehensive loss, net of tax											(23,587)	(28)	(23,615)
Purchase of treasury stock									50	(711)			(711)
Conversion of Class B to Class A shares			1,129	376	(1,129)	(376)							-
Issuance of Series A preferred stock for cash (Note R)	1,000	50,000					(5,544)						44,456
Issuance of Series A preferred stock in exchange for Senior Notes (Note R)	3,400	170,000					(2,342)						167,658
Purchase of equity call hedge related to issuance of preferred stock (Note R)							(17,556)						(17,556)
Preferred stock dividends (Note R)								(4,107)					(4,107)
Purchase of Puttable Equity-Linked Senior Notes due 2011 (Note E)							7						7
Restricted stock vested			210	70			(70)						-
Stock-based compensation							9,046						9,046
Excess income tax deficiency from stock-based compensation							(2,142)						(2,142)
Acquisition of partner’s noncontrolling interest in consolidated subsidiary							500					(500)	-
Contributions from noncontrolling interests												3,581	3,581
Distributions to noncontrolling interests												(10,526)	(10,526)
Change to equity method of accounting related to disposition of partial interests in rental properties												23,493	23,493
Other changes in noncontrolling interests												(216)	(216)

Balances at July 31, 2010	4,400	$220,000	134,175	$44,725	21,387	$7,129	$553,088	$716,250	78	$(865)	$(110,853)	$319,951	$1,749,425

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
	2011	2010
	(in thousands)
Net earnings	$139,054	$128,989
Depreciation and amortization	111,245	117,366
Amortization of mortgage procurement costs	5,622	5,333
Impairment of real estate	5,070	1,100
Impairment of unconsolidated entities	-	15,181
Write-off of abandoned development projects	5,245	37
(Gain) loss on early extinguishment of debt	5,767	(8,193)
Net gain on disposition of partial interests in rental properties and other investment	(9,561)	(260,247)
Deferred income tax expense (benefit)	(3,392)	60,626
Equity in (earnings) loss of unconsolidated entities	(22,379)	2,939
Stock-based compensation expense	4,401	4,461
Amortization and mark-to-market adjustments of derivative instruments	574	10,501
Non-cash interest expense related to Puttable Equity-Linked Senior Notes	1,148	1,015
Cash distributions from operations of unconsolidated entities	23,763	17,951
Discontinued operations:
Depreciation and amortization	2,216	5,877
Amortization of mortgage procurement costs	739	942
Impairment of real estate	-	45,410
Deferred income tax expense (benefit)	14,558	(16,227)
Gain on disposition of rental properties	(121,695)	(6,204)
Cost of sales of land included in projects under construction and development and completed rental properties	2,059	11,059
Increase in land held for development or sale	(12,897)	(9,081)
(Increase) decrease in notes and accounts receivable	(4,109)	7,661
(Increase) decrease in other assets	(14,288)	5,290
Increase in restricted cash and escrowed funds used for operating purposes	(1,892)	(15,569)
Increase (decrease) in accounts payable and accrued expenses	3,285	(60,269)

Net cash provided by operating activities	134,533	65,948

Cash Flows from Investing Activities
Capital expenditures	(360,580)	(400,085)
Payment of lease procurement costs	(12,020)	(13,598)
Decrease (increase) in other assets	1,457	(22,026)
Decrease (increase) in restricted cash and escrowed funds used for investing purposes	137,016	(345,553)
Proceeds from dispositions of full or partial interests in rental properties	321,438	190,001
(Increase) decrease in investments in and advances to affiliates	(63,521)	11,078

Net cash provided by (used in) investing activities	23,790	(580,183)

Cash Flows from Financing Activities
Proceeds from nonrecourse mortgage debt and notes payable	176,364	330,555
Principal payments on nonrecourse mortgage debt and notes payable	(205,550)	(61,534)
Borrowings on bank revolving credit facility	464,575	477,822
Payments on bank revolving credit facility	(601,727)	(448,866)
Proceeds from issuance of Convertible Senior Notes, net of $10,625 of issuance costs	339,375	-
Payment of transaction costs related to Senior Note exchanges for Class A common stock	(3,200)	-
Purchase of senior notes due 2011 and 2017	-	(16,569)
Payment of deferred financing costs	(9,859)	(19,793)
Change in restricted cash and escrowed funds and book overdrafts	(10,714)	(8,021)
Proceeds from issuance of Series A preferred stock, net of $5,544 of issuance costs	-	44,456
Payment for equity call hedge related to the issuance of Series A preferred stock	-	(17,556)
Dividends paid to preferred shareholders	(7,700)	(4,107)
Purchase of treasury stock	(1,630)	(711)
Exercise of stock options	177	-
Contributions from redeemable noncontrolling interest	-	181,909
Contributions from noncontrolling interests	2,909	2,499
Distributions to noncontrolling interests	(82,367)	(10,526)

Net cash provided by financing activities	60,653	449,558

Net increase (decrease) in cash and equivalents	218,976	(64,677)
Cash and equivalents at beginning of period	193,372	251,405

Cash and equivalents at end of period	$412,348	$186,728

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
Supplemental Non-Cash Disclosures:
The table below represents the net effect of the following non-cash transactions:

	Six Months Ended July 31,
	2011	2010
	(in thousands)
Operating Activities
Increase in land held for development or sale (1)(2)(3)	$(7,401)	$(10,182)
Decrease in notes and accounts receivable (4)(5)(6)(7)	32,595	17,981
Decrease in other assets (4)(5)(6)(8)(9)	123,885	71,595
Decrease (increase) in restricted cash and escrowed funds (4)(5)(6)	149,790	(1,106)
Decrease in accounts payable and accrued expenses (3)(4)(5)(6)(8)	(9,983)	(110,145)

Total effect on operating activities	$288,886	$(31,857)

Investing Activities

Decrease in projects under construction and development (2)(3)(4)(6)(10)	$487,387	$21,494
Decrease in completed rental properties (2)(4)(5)(6)(8)	1,097,239	560,548
(Increase) decrease in investments in and advances to affiliates (4)(5)(6)(11)	(253,540)	108,986

Total effect on investing activities	$1,331,086	$691,028

Financing Activities

Decrease in nonrecourse mortgage debt and notes payable (1)(4)(5)(6)(8)(11)(12)	$(1,569,240)	$(654,188)
Decrease in senior and subordinated debt (9)(13)	(40,000)	(167,658)
Increase in preferred stock (13)	-	170,000
Increase in Class A common stock (9)	959	-
Increase in additional paid-in capital (9)(10)(11)(12)(13)	40,861	2,243
Increase in redeemable noncontrolling interest (11)	1,987	40,000
Decrease in noncontrolling interest (4)(5)(6)(7)(12)	(54,539)	(49,568)

Total effect on financing activities	$(1,619,972)	$(659,171)

(1)	Assumption of debt in exchange for a 75% equity interest in a land development project in Dallas, Texas during the six months ended July 31, 2011.

(2)	Commercial Group and Residential Group outlots reclassified prior to sale from projects under construction and development or completed rental properties to land held for sale.

(3)	Increase or decrease in construction payables included in accounts payable and accrued expenses.

(4)
Change to equity method of accounting from full consolidation for 8 Spruce Street and DKLB BKLN, apartments in the Residential Group, due to recapitalization transactions during the six months ended July 31, 2011.

(5)
Disposition of partial interests in 15 New York retail properties and change to equity method of accounting for remaining ownership interest during the six months ended July 31, 2011 and disposition of partial interests in the Company’s mixed-use University Park project in Cambridge, Massachusetts and in The Grand, Lenox Club and Lenox Park apartment communities and change to equity method of accounting from full consolidation for the remaining ownership interest during the six months ended July 31, 2010.

(6)
Change in consolidation method of accounting for various entities in the Residential Group and Commercial Group during the six months ended July 31, 2010, due to the adoption of accounting guidance for the consolidation of variable interest entities.

(7)	Receipt of a note receivable as a contribution from a noncontrolling interest during the six months ended July 31, 2010.

(8)
Disposition of Waterfront Station East 4th & West 4th Buildings, office buildings and Charleston Marriott, a hotel, both in the Commercial Group, including assumption of nonrecourse mortgage debt by the buyers, during the six months ended July 31, 2011 and disposition of 101 San Fernando, an apartment community in the Residential Group, during the six months ended July 31, 2010.

(9)	Exchange of a portion of the Company’s senior notes due 2016 for Class A common stock during the six months ended July 31, 2011 (see Note R — Capital Stock).

(10)	Capitalization of stock-based compensation granted to employees directly involved with the acquisition, development and construction of real estate.

(11)
Conversion of loans into investments in and advances to affiliates and redeemable noncontrolling interest in accordance with the amended operating agreement of Nets Sports and Entertainment, LLC, concurrent with the Company’s closing on the purchase agreement with entities controlled by Mikhail Prokhorov during the six months ended July 31, 2010 and adjustments to redemption value of redeemable noncontrolling interest during the six months ended July 31, 2011.

(12)
Difference between fair value of consideration transferred and the book value of noncontrolling interest in connection with the acquisition of certain partners’ noncontrolling interests in Nets Sports and Entertainment, LLC and development projects in the Commercial Group during the six months ended July 31, 2011.

(13)
Exchange of a portion of the Company’s senior notes due 2011, 2015 and 2017 for a new issue of 7.0% Series A Cumulative Perpetual Convertible Preferred Stock during the six months ended July 31, 2010 (see Note R — Capital Stock).

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
Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”).

	July 31, 2011	January 31, 2011
	(in thousands)
Unrealized losses on securities	$489	$485
Unrealized losses on foreign currency translation	1,283	1,516
Unrealized losses on interest rate contracts (1)	171,808	153,432

	173,580	155,433
Noncontrolling interest and income tax benefit	(67,421)	(61,004)

Accumulated Other Comprehensive Loss	$106,159	$94,429

(1)
Included in the amounts as of July 31 and January 31, 2011 are $121,459 and $102,387, respectively, of unrealized losses on an interest rate swap associated with New York Times, an office building in Manhattan, New York, on its nonrecourse mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all in lender interest rate of 6.40% (5.50% swap rate plus 0.90% lender spread) and expires in September 2017. Approximately $33,168 is expected to be reclassified from accumulated OCI to interest expense within the next twelve months.

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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
The following table summarizes the fair value of nonrecourse mortgage debt and notes payable, bank revolving credit facility and senior and subordinated debt:

	July 31, 2011		January 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)		(in thousands)
Fixed	$4,462,968	$4,691,889	$4,649,129	$4,802,728
Variable	2,243,550	2,309,148	3,468,924	3,519,566

Total	$6,706,518	$7,001,037	$8,118,053	$8,322,294

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
Variable Interest Entities
The Company’s VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, hotels, land development and The Nets, a member of the National Basketball Association (“NBA”) in which the Company accounts for its investment on the equity method of accounting. As of July 31, 2011, the Company determined that it was the primary beneficiary of 33 VIEs representing 22 properties (18 VIEs representing 9 properties in the Residential Group, 13 VIEs representing 11 properties in the Commercial Group and 2 VIEs/properties in the Land Development Group). The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of July 31, 2011, the Company held variable interests in 59 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of its involvement with these unconsolidated VIEs is limited to the Company’s recorded investments in those VIEs totaling approximately $97,000,000 at July 31, 2011. In addition, the Company has also determined that it is the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 as of July 31, 2011 (refer to Note E — Senior and Subordinated Debt).
During the three months ended July 31, 2011, the Company completed a recapitalization transaction at 8 Spruce Street, an apartment community in Manhattan, New York, whereby the existing noncontrolling partner converted its mezzanine debt to equity and the entity repaid other nonrecourse mortgage debt. Following the transaction, the Company determined the entity no longer qualified as a VIE. Based on the new equity structure, the amended partnership agreements and the substantive participating rights of the outside equity partner, the entity was deconsolidated during the three months ended July 31, 2011. The impact of the deconsolidation of the VIE on the Consolidated Balance Sheets and parenthetical disclosures of the VIE balances were decreases of $744,999,000 to real estate, net, $4,588,000 to cash and equivalents, $66,882,000 to restricted cash and escrowed funds, $18,561,000 to other assets, $670,000,000 to nonrecourse mortgage debt and $35,009,000 to accounts payable and accrued expenses, offset by an increase to investments in and advances to affiliates of $130,021,000.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
Noncontrolling interests where the Company may be required to repurchase the noncontrolling interest at fair value under a put option or other contractual redemption requirement are reported in the mezzanine section of the Consolidated Balance Sheets between liabilities and equity, as redeemable noncontrolling interest. The Company adjusts the redeemable noncontrolling interest to redemption value (which approximates fair value) at each balance sheet date with changes recognized as an adjustment to additional paid-in capital (see Note H — Fair Value Measurements).
New Accounting Guidance
The following accounting pronouncements were adopted during the six months ended July 31, 2011:
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
The following new accounting pronouncements will be adopted on their respective required effective dates:
In June 2011, the FASB issued an amendment to the accounting guidance for the presentation of comprehensive income. This guidance provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, this guidance requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance is effective for annual and interim reporting periods beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements.
In May 2011, the FASB issued amendments to the accounting guidance on fair value measurement and disclosure requirements. This guidance results in common fair value measurement and disclosure requirements for financial statements prepared in accordance with GAAP and International Financial Reporting Standards. As a result, this guidance changes the wording used to describe many of the existing requirements for measuring fair value and for disclosing information about fair value measurements, but for many requirements the intent is not to change the existing application. Some of the guidance clarifies the FASB’s intent about the application of existing fair value measurement requirements or may change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B. Investments in Unconsolidated Entities
Investments in unconsolidated entities include investments in and advances to affiliates and cash distributions and losses in excess of unconsolidated investments that the Company does not control and/or is not deemed to be the primary beneficiary, which are accounted for under the equity method of accounting.
The following is a reconciliation of members’ and partners’ equity to the Company’s carrying value:

	July 31,	January 31,
	2011	2011
	(in thousands)
Members’ and partners’ equity, as below	$987,583	$587,164
Equity of other members and partners	857,348	616,640

Company’s investment in partnerships	130,235	(29,476)
Basis differences (1)	177,495	76,634
Advances to and on behalf of other affiliates	94,942	93,859

Total Investments in Unconsolidated Entities	$402,672	$141,017

Assets — Investments in and advances to affiliates	$685,627	$431,509
Liabilities — Cash distributions and losses in excess of investments in unconsolidated investments	(282,955)	(290,492)

Total Investments in Unconsolidated Entities	$402,672	$141,017

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

Summarized financial information for the equity method investments is as follows:

	(Combined 100%)
	July 31,	January 31,
	2011	2011
	(in thousands)
Balance Sheet:
Real Estate
Completed rental properties	$6,905,798	$5,514,041
Projects under construction and development	425,495	174,106
Land held for development or sale	230,431	272,930

Total Real Estate	7,561,724	5,961,077
Less accumulated depreciation	(1,158,399)	(944,968)

Real Estate, net	6,403,325	5,016,109
Cash and equivalents	125,605	109,246
Restricted cash — military housing bond funds	345,365	384,584
Other restricted cash and escrowed funds	292,490	206,778
Other assets	750,381	536,246
Operating property assets held for sale(1)	-	67,190

Total Assets	$7,917,166	$6,320,153

Mortgage debt and notes payable, nonrecourse	$6,461,858	$5,301,900
Other liabilities	467,725	369,871
Liabilities of operating property held for sale(1)	-	61,218
Members’ and partners’ equity	987,583	587,164

Total Liabilities and Members’ and Partners’ Equity	$7,917,166	$6,320,153

(1)	Represents assets and liabilities of Metropolitan Lofts, an unconsolidated apartment community in Los Angeles, California, which was disposed of on February 1, 2011.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B. Investments in Unconsolidated Entities (continued)

	(Combined 100%)		(Combined 100%)
	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Operations:
Revenues	$258,831	$218,481	$515,020	$451,504
Operating expenses	(140,394)	(122,421)	(294,786)	(263,319)
Interest expense including early extinguishment of debt	(86,064)	(67,554)	(160,291)	(129,993)
Impairment of real estate (1)	-	-	-	(1,457)
Depreciation and amortization	(48,259)	(43,485)	(95,651)	(80,577)
Interest and other income	4,769	5,012	7,527	7,549

Net loss (pre-tax)	$(11,117)	$(9,967)	$(28,181)	$(16,293)

Company’s portion of net earnings (loss) (pre-tax)	2,385	2,164	9,812	(2,852)
Impairment of investments in unconsolidated entities (1)	-	(2,282)	-	(14,438)
Gain (loss) on disposition of equity method investments (2)	-	(878)	12,567	(830)

Net earnings (loss) (pre-tax) from unconsolidated entities	$2,385	$(996)	$22,379	$(18,120)

(1)	The following table shows the detail of the impairment noted above:

		Three Months Ended July 31,		Six Months Ended July 31,
		2011	2010	2011	2010
		(in thousands)		(in thousands)
Impairment of real estate:
Mixed-Use Land Development:
Old Stone Crossing at Caldwell Creek	Charlotte, North Carolina	$-	$-	$-	$1,457

Company’s portion of impairment of real estate		$-	$-	$-	$743

Impairment of investments in unconsolidated entities:
Mixed-Use Land Development:
Central Station: Mercy Campus	Chicago, Illinois	$-	$1,817	$-	$1,817
Office Buildings:
818 Mission Street	San Francisco, California	-	-	-	4,018
Bulletin Building	San Francisco, California	-	-	-	3,543
Specialty Retail Centers:
Metreon	San Francisco, California	-	-	-	4,595
Other		-	465	-	465

Total impairment of investments in unconsolidated entities		$-	$2,282	$-	$14,438

Total impairment of unconsolidated entities		$-	$2,282	$-	$15,181

(2)	Upon disposition, investments accounted for on the equity method are not classified as discontinued operations; therefore, gains or losses on the disposition of these properties are reported in continuing operations. The following table shows the detail of the gains and losses on the disposition of unconsolidated entities:

		Three Months Ended July 31,		Six Months Ended July 31,
		2011	2010	2011	2010
		(in thousands)		(in thousands)
Gain (loss) on disposition of equity method investments:
Apartment Communities:
Metropolitan Lofts	Los Angeles, California	$-	$-	$9,964	$-
Twin Lake Towers	Denver, Colorado	-	-	2,603	-
Specialty Retail Centers:
Coachella Plaza	Coachella, California	-	104	-	104
Southgate Mall	Yuma, Arizona	-	64	-	64
El Centro Mall	El Centro, California	-	-	-	48
Metreon	San Francisco, California	-	(1,046)	-	(1,046)

Total gain (loss) on disposition of equity method investments, net		$-	$(878)	$12,567	$(830)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
C. Mortgage Debt and Notes Payable, Nonrecourse
The following table summarizes the composition of mortgage debt and notes payable, nonrecourse maturities including scheduled amortization and balloon payments as of July 31, 2011:

			Scheduled
	Total	Scheduled	Balloon
Fiscal Years Ending January 31,	Maturities	Amortization	Payments
		(in thousands)
2012	$472,082	$54,239	$417,843
2013	1,055,865	$96,348	$959,517
2014	875,536	$41,241	$834,295
2015	410,458	$31,951	$378,507
2016	357,454	$29,306	$328,148
Thereafter	2,450,292

Total	$5,621,687

D. Bank Revolving Credit Facility
On March 30, 2011, the Company and its 13-member bank group entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) and a Third Amended and Restated Guaranty of Payment of Debt (the “Guaranty”, and collectively, the “Credit Facility”). On April 21, 2011, one additional member was admitted to the bank group and the total available borrowings under the Credit Agreement were increased from $425,000,000 to $450,000,000. The Credit Agreement matures on March 30, 2014 and provides for one, 12-month extension option, subject to certain conditions. Borrowings bear interest at LIBOR, subject to a floor of 100 basis points, plus 3.75%. Up to $100,000,000 of the available borrowings may be used, in the aggregate, for letters of credit and/or surety bonds. The Credit Facility has a number of restrictive covenants, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that the Company may incur and restrictions on the pledging of ownership interests in subsidiaries. The Credit Agreement removes the previous prohibition on paying common stock dividends, subject to a limitation. As amended on July 13, 2011, the Credit Agreement allows the Company to utilize up to $24,000,000 during any four consecutive fiscal quarter periods for either common stock dividends or common stock repurchases and requires a portion of the proceeds from the issuance of the Company’s Convertible Senior Notes due 2018 to be used to retire certain debt, as discussed below. Additionally, the Credit Facility contains certain development limitations and financial covenants, including the maintenance of minimum liquidity, certain debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as specified in the Credit Facility). At July 31, 2011, the Company was in compliance with all of these financial covenants.
On March 30, 2011, the Company also entered into a First Amendment to the Pledge Agreement (“Pledge Agreement”) with the banks party to the Credit Agreement. The Pledge Agreement secures the Company’s obligations under the Credit Agreement by granting a security interest to the bank group in its right, title and interest as a member, partner, shareholder or other equity holder of certain direct subsidiaries, including, but not limited to, its right to receive profits, proceeds, accounts, income, dividends, distributions or return of capital from such subsidiaries, to the extent the granting of such security interest would not result in a default under project level financing or the organizational documents of such subsidiaries.
On July 13, 2011, the Company entered into a first amendment to the Credit Facility. This amendment permitted the Company to issue $350,000,000 of 4.25% Convertible Senior Notes due 2018 (the “Issuance”). The amendment requires that 75% of the net proceeds ($254,531,000) from the Issuance be used to retire debt no later than 180 days subsequent to the closing of such Issuance, subject to an additional 90 day extension provided certain terms of the amendment are met. As of July 31, 2011, debt retirements of $133,118,000 have been deemed paid out of net proceeds. Including debt retirements subsequent to July 31, 2011, the Company has retired a total of $181,418,000 of debt using net proceeds. The remaining $73,113,000 of debt, including $46,891,000 of puttable equity-linked senior notes due October 15, 2011, is expected to be retired within the 180 day period following the closing of the Issuance.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
D. Bank Revolving Credit Facility (continued)
The following table summarizes the available credit on the bank revolving credit facility:

	July 31, 2011	January 31, 2011
	(in thousands)
Maximum borrowings	$450,000	$470,336
Less outstanding balances and reserves:
Borrowings	-	137,152
Letters of credit	67,896	63,418
Surety bonds	-	-
Reserve for retirement of debt	121,413	46,891

Available credit	$260,691	$222,875

E. Senior and Subordinated Debt
The following table summarizes the Company’s senior and subordinated debt:

	July 31, 2011	January 31, 2011
	(in thousands)
Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011, net of discount	$46,466	$45,480
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	198,968	198,806
7.625% Senior Notes due 2015	178,253	178,253
5.000% Convertible Senior Notes due 2016	50,000	90,000
6.500% Senior Notes due 2017	132,144	132,144
4.250% Convertible Senior Notes due 2018	350,000	-
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	1,055,831	744,683

Subordinated Debt:
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Senior and Subordinated Debt	$1,084,831	$773,683

On July 19, 2011, the Company issued $350,000,000 of 4.25% convertible senior notes due August 15, 2018 (“2018 Notes”) in a private placement. The notes were issued at par and accrued interest is payable semi-annually on February 15 and August 15, beginning February 15, 2012. Net proceeds were $339,375,000, net of estimated offering costs.
Puttable Equity-Linked Senior Notes due 2011
On October 10, 2006, the Company issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 (“2011 Notes”) in a private placement. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15. During the year ended January 31, 2009, the Company purchased on the open market $15,000,000 in principal amount of its 2011 Notes. During the year ended January 31, 2010, the Company entered into privately negotiated exchange agreements with certain holders of the 2011 Notes to exchange $167,433,000 of aggregate principal amount of their 2011 Notes for a new issue of 3.625% puttable equity-linked senior notes due October 2014. During the year ended January 31, 2011, the Company retired $51,176,000 of 2011 Notes in exchange for Series A preferred stock and purchased on the open market $7,000,000 in principal amount of its 2011 Notes. There was $46,891,000 ($46,466,000, net of discount) and $46,891,000 ($45,480,000, net of discount) of principal outstanding at July 31 and January 31, 2011, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E. Senior and Subordinated Debt (continued)
Holders had the ability to put their notes to the Company prior to July 15, 2011 under certain limited circumstances, none of which transpired. On and after July 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date of October 15, 2011, holders may put their notes to the Company at any time, regardless of the foregoing circumstances. In addition, upon a designated event, as defined, holders may require the Company to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, as set forth in the applicable indenture.
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
The following table summarizes the carrying amounts of the Company’s debt and equity balances related to the 2011 Notes:

	July 31, 2011	January 31, 2011
	(in thousands)
Carrying amount of equity component	$7,484	$7,484

Outstanding principal amount of the puttable equity-linked senior notes	46,891	46,891
Unamortized discount	(425)	(1,411)

Net carrying amount of the puttable equity-linked senior notes	$46,466	$45,480

The unamortized discount will be amortized as additional interest expense through October 15, 2011. The effective interest rate for the liability component of the puttable equity-linked senior notes is 7.51%. The Company recorded non-cash interest expense of $510,000 and $985,000 for the three and six months ended July 31, 2011, respectively, and $358,000 and $852,000 for the three and six months ended July 31, 2010, respectively. The Company recorded contractual interest expense of $425,000 and $850,000 for the three and six months ended July 31, 2011, respectively, and $462,000 and $1,151,000 for the three and six months ended July 31, 2010, respectively.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E. Senior and Subordinated Debt (continued)
Holders may put their notes to the Company at any time prior to the earlier of (i) stated maturity or (ii) the Put Termination Date, as defined below. Upon a put, a note holder would receive 68.7758 shares of the Company’s Class A common stock per $1,000 principal amount of notes, based on a put value price of $14.54 per share of Class A common stock, subject to adjustment. The amount payable upon a put of the notes is only payable in shares of the Company’s Class A common stock, except for cash paid in lieu of fractional shares. If the daily volume weighted average price of the Class A common stock has equaled or exceeded 130% ($18.90 at July 31, 2011) of the put value price then in effect for at least 20 trading days in any 30 trading day period, the Company may, at its option, elect to terminate the rights of the holders to put their notes to the Company. If elected, the Company is required to issue a put termination notice that shall designate an effective date on which the holders termination put rights will be terminated, which shall be a date at least 20 days after the mailing of such put termination notice (the “Put Termination Date”). Holders electing to put their notes after the mailing of a put termination notice and before the Put Termination Date shall receive a coupon make-whole payment in an amount equal to the remaining scheduled interest payments attributable to such notes from the last applicable interest payment date through and including October 15, 2013. This coupon make-whole payment is payable, at the Company’s option, in either cash or Class A common stock.
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
Convertible Senior Notes due 2016
On October 26, 2009, the Company issued $200,000,000 of 5.00% convertible senior notes due October 15, 2016 (“2016 Notes”) in a private placement. The notes were issued at par and accrued interest is payable semi-annually on April 15 and October 15, beginning April 15, 2010. During the year ended January 31, 2011, the Company retired $110,000,000 of 2016 Notes in exchange for Class A common stock leaving $90,000,000 of the 2016 Notes outstanding as of January 31, 2011.
On May 5, 2011, the Company entered into separate, privately negotiated exchange agreements with certain holders of its 2016 Notes to exchange the notes for shares of Class A common stock. In order to induce the holders to make the exchange, the Company agreed to increase the conversion rate from 71.8894 shares of Class A common stock per $1,000 principal amount of notes to 86.1073 shares, which factors in foregone interest to the holders among other inducements. Under the terms of the agreements, holders agreed to exchange $40,000,000 in aggregate principal amount of notes for a total of 3,444,293 shares of Class A common stock. Any accrued but unpaid interest was paid in cash. Under the accounting guidance for induced conversion of convertible debt, the additional amounts paid to induce the holders to exchange their notes was expensed resulting in a non tax deductible loss of $10,800,000 during the three months ended July 31, 2011, which is recorded as early extinguishment of debt.
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
Convertible Senior Notes due 2018
On July 19, 2011, the Company issued $350,000,000 of 4.25% convertible senior notes due August 15, 2018 (“2018 Notes”) in a private placement. The notes were issued at par and accrued interest is payable semi-annually on February 15 and August 15, beginning February 15, 2012.
Holders may convert their notes at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. Upon conversion, a note holder would receive 46.1425 shares of the Company’s Class A common stock per $1,000 principal amount of notes, based on a conversion price of approximately $21.67 per share of Class A common stock, subject to adjustment. The amount payable upon a conversion of the notes is only payable in shares of the Company’s Class A common stock, except for cash paid in lieu of fractional shares. If the daily volume weighted average price of the Class A common stock has equaled or exceeded 130% ($28.17 at July 31, 2011) of the conversion price then in effect for at least 20 trading days in a 30 trading day period, the Company may, at its option, elect to terminate the conversion rights of the holders at any time. If elected, the Company is required to issue a conversion rights termination notice that shall designate an effective date on which the holders conversion rights will be terminated, which shall be a date at least 20 days after the mailing of such conversion rights termination notice (the “Conversion Termination Date”). Holders electing to convert their notes after the mailing of a conversion rights termination notice and before the Conversion Termination Date shall receive cash payments of accrued and unpaid interest to, but not including, the conversion date and a make-whole premium for an amount equal to the remaining scheduled interest payments attributable to such notes through and including August 15, 2014.
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
Prior to July 31, 2011, consolidated subsidiaries of the Company purchased $23,000,000 of the Converted Bonds from the investment banks. Simultaneous to each purchase, a corresponding amount of a related TRS was terminated and the corresponding secured borrowing was removed from the Consolidated Balance Sheets. On May 12, 2011, the District refinanced $42,000,000 of the outstanding $58,000,000 Junior Subordinated Bonds. The Company received $23,000,000 of the refinancing proceeds as repayment of Converted Bonds held by its consolidated subsidiaries and the investment banks received the remaining $19,000,000 of refinancing proceeds which simultaneously terminated a corresponding amount of the related TRS and corresponding secured borrowing. The fair value of the Converted Bonds recorded in other assets was $16,000,000 and $58,000,000 at July 31 and January 31, 2011, respectively. The outstanding TRS contracts on the $16,000,000 and $35,000,000 of secured borrowings related to the Converted Bonds at July 31 and January 31, 2011, respectively, were supported by collateral consisting primarily of certain notes receivable owned by the Company aggregating $6,154,000. The Company recorded net interest income of $251,000 and $674,000 related to the TRS for the three and six months ended July 31, 2011, respectively, and $503,000 and $1,025,000 for the three and six months ended July 31, 2010, respectively.
Other Financing Arrangements
A consolidated subsidiary of the Company has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $22,183,000 of this commitment as of July 31, 2011. In addition, in June 2009, the consolidated subsidiary committed to fund $10,000,000 to the City of Denver and certain of its entities to be used to fund additional infrastructure projects and has funded $8,198,000 of this commitment as of July 31, 2011.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G. Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned decreases in earnings and cash flows that may be caused by interest rate volatility. Derivative instruments that are used as part of the Company’s strategy include interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. The Company enters into interest rate swaps to convert certain floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions, or forward starting swaps to hedge the changes in benchmark interest rates on forecasted financings. The Company enters into interest rate swap agreements for hedging purposes for periods that are generally one to ten years. Option products utilized include interest rate caps, floors and Treasury options. The use of these option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt. The caps and floors have typical durations ranging from one to three years while the Treasury options are for periods of five to ten years. The Company does not have any Treasury options outstanding at July 31, 2011.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company incurred insignificant charges related to ineffectiveness. There are no amounts in the total ineffectiveness charged to earnings related to derivative losses reclassified from accumulated OCI as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter (missed forecasted transaction). As of July 31, 2011, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $28,659,000, net of tax. However, the actual amount reclassified could vary due to future changes in fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by the Company and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require the Company and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At July 31, 2011, the SIFMA rate was 0.08%. Additionally, the Company and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowing, resulting in minimal financial impact to the Company and/or the Joint Ventures. At July 31, 2011, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $260,982,000. The underlying TRS borrowings are subject to a fair value adjustment (refer to Note H — Fair Value Measurements).
Nondesignated Hedges of Interest Rate Risk
The Company entered into derivative contracts that are intended to economically hedge certain interest rate risk, even though the contracts do not qualify for hedge accounting or the Company has elected not to apply hedge accounting. In situations in which hedge accounting is discontinued, or not elected, and the derivative remains outstanding, the Company records the derivative at its fair value and recognizes changes in the fair value in the Consolidated Statements of Operations.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G. Derivative Instruments and Hedging Activities (continued)
The Company periodically enters into forward swaps to protect itself against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time the Company secures and locks an interest rate on an anticipated financing, it intends to simultaneously terminate the forward swap associated with that financing. At July 31, 2011, the Company had no forward swaps outstanding. The Company terminated forward swaps with notional amounts of $62,800,000 and $107,000,000 on February 1, 2011 and May 3, 2010, respectively. These forward swaps were not designated as cash flow hedges under the accounting guidance on derivatives and hedging activities. As such, the change in fair value of these swaps was marked to market through earnings on a quarterly basis. Related to these forward swaps, the Company recorded $229,000 for the six months ended July 31, 2011 as a reduction to interest expense and $4,417,000 and $4,725,000 for the three and six months ended July 31, 2010, respectively, as an increase of interest expense.
The following table presents the fair values and location in the Consolidated Balance Sheet of all derivative instruments:

		Fair Value of Derivative Instruments
	July 31, 2011
			Liability Derivatives
	Asset Derivatives		(included in Accounts Payable
	(included in Other Assets)		and Accrued Expenses)
	Current Notional	Fair Value	Current Notional	Fair Value
		(in thousands)
Derivatives Designated as Hedging Instruments

Interest rate caps	$105,882	$1	$-	$-
Interest rate swap agreements	-	-	1,196,149	128,547
TRS	9,130	15	251,852	13,586

Total derivatives designated as hedging instruments	$115,012	$16	$1,448,001	$142,133

Derivatives Not Designated as Hedging Instruments

Interest rate caps	$1,311,593	$39	$-	$-
Interest rate swap agreements	20,117	1,523	-	-
TRS	140,800	3,824	30,600	10,466

Total derivatives not designated as hedging instruments	$1,472,510	$5,386	$30,600	$10,466

	January 31, 2011
		(in thousands)
Derivatives Designated as Hedging Instruments

Interest rate caps	$476,100	$184	$-	$-
Interest rate swap agreements	300,000	716	1,285,000	110,398
TRS	-	-	280,885	21,938

Total derivatives designated as hedging instruments	$776,100	$900	$1,565,885	$132,336

Derivatives Not Designated as Hedging Instruments

Interest rate caps and floors	$1,943,202	$11	$-	$-
Interest rate swap agreements	20,117	1,801	60,900	14,011
TRS	140,800	2,144	30,600	10,240

Total derivatives not designated as hedging instruments	$2,104,119	$3,956	$91,500	$24,251

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G. Derivative Instruments and Hedging Activities (continued)
The following tables present the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in loss of unconsolidated entities and interest expense in the Consolidated Statements of Operations:

		Gain (Loss) Reclassified from
		Accumulated OCI
		(Effective Portion)
	Gain (Loss)			Ineffectiveness
	Recognized	Location on		Recognized in
	in OCI	Consolidated		Interest
Derivatives Designated as	(Effective	Statements of		Expense
Cash Flow Hedging Instruments	Portion)	Operations	Amount	on Derivatives
		(in thousands)

Three Months Ended July 31, 2011
Interest rate caps, interest rate swaps and Treasury options	$(20,850)	Interest expense	$(944)	$-
Interest rate caps and treasury options	-	Equity in loss of unconsolidated entities	(94)	(555)

Total	$(20,850)		$(1,038)	$(555)

Six Months Ended July 31, 2011
Interest rate caps, interest rate swaps and Treasury options	$(22,889)	Interest expense	$(1,635)	$-

Interest rate caps and treasury options	-	Equity in loss of unconsolidated entities	(182)	(555)

Total	$(22,889)		$(1,817)	$(555)

		Gain (Loss) Reclassified from
		Accumulated OCI
		(Effective Portion)
	Gain (Loss)			Ineffectiveness
	Recognized	Location on		Recognized in
	in OCI	Consolidated		Interest
Derivatives Designated as	(Effective	Statements of		Expense
Cash Flow Hedging Instruments	Portion)	Operations	Amount	on Derivatives
		(in thousands)

Three Months Ended July 31, 2010
Interest rate caps, interest rate swaps and Treasury options	$(40,966)	Interest expense	$(697)	$3

Treasury options	-	Equity in loss of unconsolidated entities	(20)	-

Total	$(40,966)		$(717)	$3

Six Months Ended July 31, 2010
Interest rate caps, interest rate swaps and Treasury options	$(40,114)	Interest expense	$(1,448)	$1

Treasury options	-	Equity in loss of unconsolidated entities	(38)	(2)

Total	$(40,114)		$(1,486)	$(1)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G. Derivative Instruments and Hedging Activities (continued)
The following table presents the impact of gains and losses in the Consolidated Statements of Operations related to derivative instruments:

	Net Gain (Loss) Recognized (1)
	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
		(in thousands)
Derivatives Designated as Fair Value Hedging Instruments
TRS	$5,982	$3,573	$7,464	$5,872

Derivatives Not Designated as Hedging Instruments

Interest rate caps, interest rate swaps and floors	$(201)	$(4,526)	$(397)	$(5,302)
TRS	414	(3,939)	1,454	(3,778)

Total	$213	$(8,465)	$1,057	$(9,080)

(1)	The net loss recognized in interest expense from the change in fair value of the underlying TRS borrowings was $5,982 and $7,464 for the three and six months ended July 31, 2011, respectively, and $3,573 and $5,872 for the three and six months ended July 31, 2010, respectively, offsetting the gain recognized on the TRS (see Note H — Fair Value Measurements).
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
As of July 31, 2011, the aggregate fair value of all derivative instruments in a liability position, prior to the adjustment for nonperformance risk of $14,850,000, is $167,449,000. The Company had posted collateral consisting primarily of cash and notes receivable of $71,500,000 related to all derivative instruments. If all credit risk contingent features underlying these agreements had been triggered on July 31, 2011, the Company would have been required to post collateral of the full amount of the liability position.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
H. Fair Value Measurements
The Company’s financial assets and liabilities subject to fair value measurements are interest rate caps, interest rate swap agreements, TRS and borrowings subject to TRS (see Note G — Derivative Instruments and Hedging Activities). The Company’s impairment of real estate and unconsolidated entities are also subject to fair value measurements (see Note M — Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-off of Abandoned Development Projects and Gain (Loss) on Early Extinguishment of Debt and Note N — Discontinued Operations and Gain (Loss) on Disposition of Rental Properties).
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
Measurement of Fair Value
The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. Although the Company has determined that the significant inputs used to value its hedging instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of July 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its hedging instruments’ positions and has determined that the credit valuation adjustments are significant to the overall valuation of one interest rate swap and are not significant to the overall valuation of all of its other hedging instruments. As a result, the Company has determined that one interest rate swap is classified in Level 3 of the fair value hierarchy and all of its other hedging instruments valuations are classified in Level 2 of the fair value hierarchy.
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
To determine the fair value of the underlying borrowings subject to TRS, the base price is initially used as the estimate of fair value. The Company adjusts the fair value based upon observable and unobservable measures such as the financial performance of the underlying collateral; interest rate risk spreads for similar transactions and loan to value ratios. In the absence of such evidence, management’s best estimate is used. At July 31, 2011, the notional amount of TRS borrowings subject to fair value adjustments are approximately $260,982,000. The Company compares estimates of fair value to those provided by the respective counterparties on a quarterly basis. The Company has determined its fair value estimate of borrowings subject to TRS is classified in Level 3 of the fair value hierarchy.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
H. Fair Value Measurements (continued)
Items Measured at Fair Value on a Recurring Basis
The Company’s financial assets consist of interest rate caps, interest rate swap agreements and TRS with positive fair values that are included in other assets. The Company’s financial liabilities consist of interest rate swap agreements and TRS with negative fair values that are included in accounts payable and accrued expenses and borrowings subject to TRS included in mortgage debt and notes payable, nonrecourse. The Company records the redeemable noncontrolling interest related to Brooklyn Arena, LLC at redemption value, which approximates fair value. The following table presents information about the Company’s financial assets and liabilities and redeemable noncontrolling interest that were measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair Value Measurements
	at July 31, 2011
	Level 1	Level 2	Level 3	Total
		(in thousands)
Interest rate caps	$-	$40	$-	$40
Interest rate swap agreements (positive fair value)	-	1,523	-	1,523
Interest rate swap agreements (negative fair value)	-	(7,088)	(121,459)	(128,547)
TRS (positive fair value)	-	-	3,839	3,839
TRS (negative fair value)	-	-	(24,052)	(24,052)
Fair value adjustment to the borrowings subject to TRS	-	-	13,571	13,571
Redeemable noncontrolling interest	-	-	(226,936)	(226,936)

Total	$-	$(5,525)	$(355,037)	$(360,562)

The table below presents a reconciliation of all financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements
	Six Months Ended July 31, 2011
			(in thousands)
				Fair value
	Redeemable			adjustment to
	Noncontrolling	Interest Rate	Net	the borrowings	Total TRS
	Interest	Swaps	TRS	subject to TRS	Related	Total
Balance, February 1, 2011	$(226,829)	$(102,387)	$(30,034)	$21,938	$(8,096)	$(337,312)
Total realized and unrealized gains (losses):
Included in earnings	1,879	-	8,918	(7,464)	1,454	3,333
Included in other comprehensive income	-	(19,072)	-	-	-	(19,072)
Included in additional paid-in capital	(1,986)	-	-	-	-	(1,986)
Settlement	-	-	903	(903)	-	-

Balance, July 31, 2011	$(226,936)	$(121,459)	$(20,213)	$13,571	$(6,642)	$(355,037)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
I. Stock-Based Compensation
During the six months ended July 31, 2011, the Company granted 473,519 stock options and 730,554 shares of restricted stock under the Company’s 1994 Stock Plan. The stock options had a grant-date fair value of $11.20, which was computed using the Black-Scholes option-pricing model with the following assumptions: expected term of 5.5 years, expected volatility of 72.4%, risk-free interest rate of 2.6%, and expected dividend yield of 0%. The exercise price of the options is $17.72, which was the closing price of the underlying Class A common stock on the date of grant. The restricted stock had a grant-date fair value of $17.72 per share, which was the closing price of the Class A common stock on the date of grant.
At July 31, 2011, there was $6,711,000 of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 3.02 years, and there was $21,406,000 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 2.97 years.
The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Stock option costs	$806	$1,362	$995	$4,214
Restricted stock costs	2,277	2,417	5,330	4,832

Total stock-based compensation costs	3,083	3,779	6,325	9,046
Less amount capitalized into qualifying real estate projects	(1,493)	(2,092)	(1,924)	(4,585)

Amount charged to operating expenses	1,590	1,687	4,401	4,461
Depreciation expense on capitalized stock-based compensation	186	150	371	301

Total stock-based compensation expense	$1,776	$1,837	$4,772	$4,762

Deferred income tax benefit	$620	$633	$1,738	$1,641

The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the six months ended July 31, 2011 and 2010 was $1,022,000 and $1,136,000, respectively. During the six months ended July 31, 2011, previously recorded stock option costs in the amount of $1,622,000, most of which was previously capitalized into real estate projects, were reversed to reflect actual forfeitures in excess of estimated forfeitures.
In connection with the vesting of restricted stock during the six months ended July 31, 2011 and 2010, the Company repurchased into treasury 87,070 shares and 50,073 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $1,630,000 and $711,000, respectively.
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
At January 31, 2011, the Company received cash deposits of $8,550,000 and $2,500,000 on Parcel #1 and Parcel #2, respectively. During the three months ended April 30, 2011, $33,950,000 of the purchase price of Parcel #1 was received. With the receipt of this payment the buyer’s initial and continuing investment was deemed adequate for full gain recognition on the sale of Parcel #1. As such, the entire sales price is included in revenues from real estate operations and the related cost of land is included in operating expenses, resulting in a gain on sale of approximately $42,622,000 for the six months ended July 31, 2011. The minimum initial investment related to Parcel #2 has not been met at July 31, 2011 and accordingly, the deposit received is recorded as a deposit liability and included in accounts payable and accrued expenses at July 31, 2011. The remaining purchase price of Parcel #1 is payable in 2011 and Parcel #2 is payable in installments during 2011 and 2012.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
K. Net Gain on Disposition of Partial Interests in Rental Properties and Other Investment
The net gain on disposition of partial interests in rental properties and other investment is comprised of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
		(in thousands)
New York Retail Joint Venture	$-	$-	$9,561	$-
University Park Joint Venture	-	204,269	-	175,793
The Nets	-	55,112	-	55,112
Bernstein Joint Venture	-	-	-	29,342

	$-	$259,381	$9,561	$260,247

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
For its 49% equity interests, the outside partner invested cash and assumed debt of $244,952,000, representing 49% of the nonrecourse mortgage debt on the 15 properties. As of July 31, 2011, the Company received proceeds of $178,286,000, primarily in the form of a loan. Based on the net amount of cash received, the outside partner’s minimum initial investment requirement of 20% was not met. As such, the transaction did not qualify for full gain recognition under accounting guidance related to real estate sales. Therefore, the installment method of gain recognition was applied, resulting in a net gain on disposition of partial interest in rental properties of $9,561,000 during the six months ended July 31, 2011 with the remaining gain of $115,388,000 deferred and included in accounts payable and accrued expenses at July 31, 2011. Transaction costs totaled $11,776,000, of which, $5,779,000 relating to participation payments made to the ground lessors of two of the properties in accordance with the respective ground lease agreements, did not qualify for deferral and were included in the calculation of the net gain on disposition of partial interests in rental properties of $9,561,000 for the six months ended July 31, 2011. As a result of this transaction, the Company is accounting for the 15 properties as equity method investments since both partners have joint control of the properties.
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
The Nets
On May 12, 2010, entities controlled by Mikhail Prokhorov (“MP Entities”) invested $223,000,000 and made certain funding commitments to acquire 80% of The Nets, 45% of Brooklyn Arena, LLC (“Arena”), the entity that through its subsidiaries is overseeing the construction of and has a long-term lease in the Barclays Center arena, and the right to purchase up to 20% of Atlantic Yards Development Company, LLC, which will develop non-arena real estate.
The transaction resulted in a change of controlling ownership interest in The Nets and a pre-tax net gain recognized by the Company of $55,112,000 ($31,437,000 after noncontrolling interest). This net gain is comprised of the gain on the transfer of ownership interest combined with the adjustment to fair value of the 20% retained noncontrolling interest.
In accordance with accounting guidance on real estate sales, the sale of 45% interest in Arena was not deemed a culmination of the earning process since no cash was withdrawn; therefore the transaction does not have an earnings impact.
The MP Entities have the right to put their Arena ownership interests to the Company during a four-month period following the ten-year anniversary of the completion of the Barclays Center arena for fair market value, as defined in the agreement. Due to the put option, the noncontrolling interest is redeemable and does not qualify as permanent equity. As a result, this is recorded as redeemable noncontrolling interest in the mezzanine section of the Company’s consolidated balance sheet and will be reported at redemption value, which represents fair market value, on a recurring basis.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
L. Income Taxes
Income tax expense (benefit) for the three months ended July 31, 2011 and 2010 was $(6,171,000) and $81,566,000, respectively. Income tax expense for the six months ended July 31, 2011 and 2010 was $11,742,000 and $72,196,000, respectively. The difference in the recorded income tax expense (benefit) versus the income tax expense (benefit) computed at the statutory federal income tax rate is primarily attributable to state income taxes, utilization of state net operating losses, additional general business credits, changes to the valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.
The Company applies an estimated annual effective tax rate to its year-to-date earnings from operations to derive its tax provision for the quarter, pursuant to accounting guidance for accounting for income taxes, interim reporting. Certain circumstances may arise which make it difficult for the Company to determine a reasonable estimate of its annual effective tax rate for the year. The Company’s projected marginal operating results, which includes the gain related to the Commercial Group’s land sales as described in Note J, results in an effective tax rate that changes significantly with small variations in projected income or loss from operations or permanent differences and thus does not provide for a reliable estimate of the estimated annual effective tax rate. Therefore, in computing the Company’s income tax provision for the three and six months ended July 31, 2011, the Company has excluded the gain on the Commercial Group’s land sale from its estimated annual effective tax rate calculation and has recognized the actual income tax expense related to the gain during the six months ended July 31, 2011.
At January 31, 2011, the Company had a federal net operating loss carryforward for tax purposes of $206,051,000 (generated primarily from the impact on its net earnings of tax depreciation expense from real estate properties and excess deductions from stock-based compensation) that will expire in the years ending January 31, 2024 through January 31, 2031, a charitable contribution deduction carryforward of $37,273,000 that will expire in the years ending January 31, 2012 through January 31, 2016 ($6,068,000 expiring in the year ending January 31, 2012), General Business Credit carryovers of $19,070,000 that will expire in the years ending January 31, 2012 through January 31, 2031 ($41,000 expiring in the year ending January 31, 2012), and an alternative minimum tax (“AMT”) credit carryforward of $29,315,000 that is available until used to reduce federal tax to the AMT amount.
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
Impairment of Real Estate
The Company reviews its real estate portfolio, including land held for development or sale, for impairment whenever events or changes indicate that its carrying value may not be recoverable. In cases where the Company does not expect to recover its carrying costs, an impairment charge is recorded. The impairments recorded during the three and six months ended July 31, 2011 and 2010 represent write-downs to estimated fair value due to a change in events, such as a bona fide third-party purchase offer or changes in certain assumptions, including estimated holding periods and current market conditions and the impact of these assumptions to the properties’ estimated future cash flows, which represents Level 2 or Level 3 inputs.
The following table summarizes the Company’s impairment of real estate included in continuing operations.

		Three Months Ended July 31,		Six Months Ended July 31,
		2011	2010	2011	2010
		(in thousands)		(in thousands)
Investment in retail property	Portage, Michigan	$-	$-	$3,435	$-
Land Projects:
Mill Creek	York County, South Carolina	-	450	1,400	450
Gladden Farms	Marana, Arizona	-	650	-	650
Other		235	-	235	-

		$235	$1,100	$5,070	$1,100

In addition, included in discontinued operations is a $45,410,000 impairment of real estate for the three and six months ended July 31, 2010 related to Simi Valley Town Center, a regional mall located in Simi Valley, California, which was disposed of in December 2010 (see Note N - Discontinued Operations and Gain (Loss) on Disposition of Rental Properties).
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
The following table summarizes the Company’s impairment of unconsolidated entities:

		Three Months Ended July 31,		Six Months Ended July 31,
		2011	2010	2011	2010
		(in thousands)		(in thousands)
Mixed-Use Land Development:
Mercy Campus at Central Station	Chicago, Illinois	$-	$1,817	$-	$1,817
Old Stone Crossing at Caldwell Creek	Charlotte, North Carolina	-	-	-	743
Office Buildings:
818 Mission Street	San Francisco, California	-	-	-	4,018
Bulletin Building	San Francisco, California	-	-	-	3,543
Metreon (Specialty Retail Center)	San Francisco, California	-	-	-	4,595
Other		-	465	-	465

		$-	$2,282	$-	$15,181

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
M.	Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Gain (Loss) on Early Extinguishment of Debt (continued)
Write-Off of Abandoned Development Projects
On a quarterly basis, the Company reviews each project under development to determine whether it is probable the project will be developed. If management determines that the project will not be developed, project costs are written off as an abandoned development project cost. The Company abandons certain projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or due to third party challenges related to entitlements or public financing. The Company wrote off abandoned development projects of $5,088,000 and $5,245,000 for the three and six months ended July 31, 2011, respectively, and $37,000 for both the three and six months ended July 31, 2010, respectively, which were recorded in operating expenses.
In addition, included in equity in earnings (loss) of unconsolidated entities are write-offs of $2,557,000 for both the three and six months ended July 31, 2010, respectively, which represent the Company’s proportionate share of write-offs of abandoned development projects of equity method investments. The Company had no write-offs of abandoned development projects related to unconsolidated entities for both the three and six months ended July 31, 2011.
Gain (Loss) on Early Extinguishment of Debt
For the three and six months ended July 31, 2011, the Company recorded $5,471,000 and $5,767,000, respectively, as loss on early extinguishment of debt. The loss for 2011 includes losses on early extinguishment of debt of $10,800,000 related to the exchange of a portion of the 2016 Notes for Class A common stock and $296,000 related to a nonrecourse mortgage debt financing transaction on Johns Hopkins — 855 North Wolfe Street, an office building located in East Baltimore, Maryland. These losses were offset by a gain of $5,329,000 related to the early extinguishment of Urban Development Action Grant loans on Avenue at Tower City Center, a specialty retail center located in Cleveland, Ohio.
For the three and six months ended July 31, 2010, the Company recorded $1,896,000 and $8,193,000, respectively, as gain on early extinguishment of debt. The amounts for 2010 include a gain on the early extinguishment of a portion of the 2011 and 2017 Notes and a gain related to the exchange of a portion of the 2011, 2015 and 2017 Notes for a new issue of Series A preferred stock.
N. Discontinued Operations and Gain (Loss) on Disposition of Rental Properties
The following table lists rental properties included in discontinued operations:

				Three	Six	Three	Six
		Square Feet/		Months	Months	Months	Months
		Number of Units/	Period	Ended	Ended	Ended	Ended
Property	Location	Rooms	Disposed	7/31/2011	7/31/2011	7/31/2010	7/31/2010

Commercial Group:
Waterfront Station — East 4th & West 4th Buildings	Washington, D.C.	631,000 square feet	Q2-2011	Yes	Yes	Yes	Yes
Charleston Marriott hotel	Charleston, West Virginia	352 rooms	Q1-2011	-	Yes	Yes	Yes
Simi Valley Town Center	Simi Valley, California	612,000 square feet	Q4-2010	-	-	Yes	Yes
Investment in triple net lease property	Pueblo, Colorado	203,000 square feet	Q4-2010	-	-	Yes	Yes
Saddle Rock Village	Aurora, Colorado	294,000 square feet	Q3-2010	-	-	Yes	Yes
Residential Group:
101 San Fernando	San Jose, California	323 units	Q2-2010	-	-	Yes	Yes

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
N.	Discontinued Operations and Gain (Loss) on Disposition of Rental Properties (continued)
The following table summarizes the operating results related to discontinued operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Revenues from real estate operations	$3,320	$16,131	$13,070	$29,068
Expenses
Operating expenses	991	9,215	5,018	15,067
Depreciation and amortization	532	3,258	2,216	5,877
Impairment of real estate	-	45,410	-	45,410

	1,523	57,883	7,234	66,354

Interest expense	(401)	(3,076)	(1,526)	(4,868)
Amortization of mortgage procurement costs	(185)	(887)	(739)	(942)
Interest income	-	3	-	6
Gain on disposition of rental properties	111,264	6,204	121,695	6,204

Earnings (loss) before income taxes	112,475	(39,508)	125,266	(36,886)

Income tax expense (benefit)
Current	1,543	(553)	2,941	104
Deferred	10,845	(16,313)	14,558	(16,227)

	12,388	(16,866)	17,499	(16,123)

Earnings (loss) from discontinued operations	100,087	(22,642)	107,767	(20,763)
Noncontrolling interests
Gain on disposition of rental properties	81,365	4,211	81,758	4,211
Operating earnings from rental properties	665	86	1,997	789

	82,030	4,297	83,755	5,000

Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc	$18,057	$(26,939)	$24,012	$(25,763)

Gain (Loss) on Disposition of Rental Properties
The following table summarizes the pre-tax gain (loss) on disposition of rental properties:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Waterfront Station — East 4th & West 4th Buildings (Office Buildings)	$111,738	$-	$111,738	$-
Charleston Marriott (Hotel)	(474)	-	9,957	-
101 San Fernando (Apartment Community)	-	6,204	-	6,204

Total	$111,264	$6,204	$121,695	$6,204

O.	Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The Class A Common Units, which are reflected as noncontrolling interests in the Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Class A Common Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with the put or conversion of the 2014 Notes, 2016 Notes, 2018 Notes and Series A preferred stock are included in the computation of diluted EPS using the if-converted method. The loss from continuing operations attributable to Forest City Enterprises, Inc. for the three months ended July 31, 2011 were allocated solely to holders of common stock as the participating security holders do not share in the losses.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
O.	Earnings Per Share (continued)
The reconciliation of the amounts used in the basic and diluted EPS computations is shown in the following table.

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010

Numerators (in thousands)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc.	$(9,923)	$149,785	$31,689	$133,047
Dividends on preferred stock	(3,850)	(4,107)	(7,700)	(4,107)
Undistributed earnings allocated to participating securities	-	(4,786)	(761)	(4,065)

Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders – Basic	(13,773)	140,892	23,228	124,875
Dividends on preferred stock	-	4,107	-	4,107
Undistributed earnings allocated to participating securities	-	4,786	761	4,065
Interest on convertible debt	-	2,640	-	5,280
Preferred distribution on Class A Common Units	-	585	-	1,171

Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders – Diluted	$(13,773)	$153,010	$23,989	$139,498

Net earnings attributable to Forest City Enterprises, Inc.	$8,134	$122,846	$55,701	$107,284
Dividends on preferred stock	(3,850)	(4,107)	(7,700)	(4,107)
Undistributed earnings allocated to participating securities	(585)	(3,901)	(1,523)	(3,253)

Net earnings attributable to Forest City Enterprises, Inc. common shareholders — Basic	3,699	114,838	46,478	99,924
Dividends on preferred stock	-	4,107	-	4,107
Undistributed earnings allocated to participating securities	-	3,901	1,523	3,253
Interest on convertible debt	-	2,640	-	5,280
Preferred distribution on Class A Common Units	-	585	-	1,171

Net earnings attributable to Forest City Enterprises, Inc. common shareholders — Diluted (2)	$3,699	$126,071	$48,001	$113,735

Denominators
Weighted average shares outstanding – Basic	168,788,754	155,456,575	167,171,093	155,405,179
Effect of stock options and restricted stock	-	442,299	1,036,656	468,164
Effect of convertible preferred stock	-	14,550,257	-	11,656,283
Effect of convertible debt	-	28,133,038	-	28,133,038
Effect of convertible Class A Common Units	-	3,646,755	-	3,646,755

Weighted average shares outstanding — Diluted (1)	168,788,754	202,228,924	168,207,749	199,309,419

Earnings Per Share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders – Basic	$(0.08)	$0.91	$0.14	$0.80
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders – Diluted	$(0.08)	$0.76	$0.14	$0.70
Net earnings attributable to Forest City Enterprises, Inc. common shareholders – Basic	$0.02	$0.74	$0.28	$0.64
Net earnings attributable to Forest City Enterprises, Inc. common shareholders — Diluted	$0.02	$0.62	$0.29	$0.57
(1)	a)	For the three months ended July 31, 2011, incremental shares from dilutive options, restricted stock and convertible debt aggregating 39,129,204 were not included in the computation of diluted EPS because their effect is anti-dilutive due to the loss from continuing operations.

	b)	For the six months ended July 31, 2011, weighted-average shares issuable upon the conversion of preferred stock, 2014 Notes, 2016 Notes, 2018 Notes and Class A Common Stock Units of 14,550,257, 13,755,158, 5,151,412, 1,159,936 and 3,646,755 were not included in the computation of diluted EPS because their effect is anti-dilutive under the if-converted method. Weighted-average options and restricted stock of 3,611,087 and 3,527,160 for the three and six months ended July 31, 2011, respectively, and 5,097,359 and 4,675,375 for the three and six months ended July 31, 2010, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive.

	c)	Weighted-average performance shares of 172,609 for the three and six months ended July 31, 2011 and 2010 were not included in the computation of diluted EPS because the performance criteria were not satisfied as of the end of the respective periods.

	d)	The 2011 Notes can be put to the Company by the holders under certain circumstances (see Note E – Senior and Subordinated Debt). If the Company exercises its net share settlement option upon a put of the 2011 Notes by the holders, it will then issue shares of its Class A common stock. The effect of these shares was not included in the computation of diluted EPS for the three and six months ended July 31, 2011 and 2010 because the Company’s average stock price did not exceed the put value price of $66.39 for the 2011 Notes. Additionally, the Company sold a warrant with an exercise price of $74.35, which has also been excluded from diluted EPS for the three and six months ended July 31, 2011 and 2010 because the Company’s stock price did not exceed the exercise price.

(2)	The accounting guidance on earnings per share requires that the number of diluted common shares used in computing the diluted per-share amount for earnings from continuing operations also be used in computing the diluted per-share amount for net earnings (loss) even if those amounts are anti-dilutive to the diluted per-share amount for net earnings (loss).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
P.	Segment Information
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

			July 31,	January 31,	Three Months Ended July 31,		Six Months Ended July 31,
			2011	2011	2011	2010	2011	2010
			Identifiable Assets		Capital Expenditures
Commercial Group			$7,864,524	$8,617,287	$151,872	$121,414	$266,497	$282,720
Residential Group			1,982,305	2,825,527	40,523	51,924	93,563	117,349
Land Development Group			497,737	498,190	337	-	350	-
The Nets			4,614	-	-	-	-	-
Corporate Activities			316,999	118,697	150	16	170	16

			$10,666,179	$12,059,701	$192,882	$173,354	$360,580	$400,085

	Three Months Ended July 31,		Six Months Ended July 31,		Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	Revenues from Real Estate Operations				Operating Expenses
Commercial Group	$186,418	$221,255	$386,996	$430,588	$98,787	$108,436	$199,145	$209,402
Commercial Group Land Sales	1,400	13,558	47,652	14,757	634	10,906	3,155	11,783
Residential Group	57,525	53,790	111,029	105,182	40,359	33,321	76,536	65,152
Land Development Group	7,862	5,618	15,952	12,476	10,193	7,423	19,418	17,871
The Nets	-	-	-	-	-	-	-	-
Corporate Activities	-	-	-	-	9,798	9,430	24,425	20,436

	$253,205	$294,221	$561,629	$563,003	$159,771	$169,516	$322,679	$324,644

	Depreciation and Amortization Expense				Interest Expense
Commercial Group	$40,380	$44,847	$83,229	$91,250	$41,459	$59,924	$87,417	$118,078
Residential Group	13,748	12,654	27,193	25,032	9,040	9,167	15,254	14,023
Land Development Group	54	100	114	199	776	25	1,600	1,333
The Nets	-	-	-	-	-	-	-	-
Corporate Activities	356	439	709	885	12,789	15,679	26,708	32,543

	$54,538	$58,040	$111,245	$117,366	$64,064	$84,795	$130,979	$165,977

	Interest and Other Income
Commercial Group	$7,714	$8,264	$14,455	$10,209
Residential Group	4,998	5,668	10,874	8,237
Land Development Group	2,553	2,231	5,394	4,425
The Nets	-	-	-	-
Corporate Activities	50	68	99	174

	$15,315	$16,231	$30,822	$23,045

The Company uses a measure defined as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) to report its operating results. EBDT is a non-GAAP measure and is defined as net earnings excluding the following items at the Company’s proportionate share: i) gain (loss) on disposition of rental properties, divisions and other investments (net of tax); ii) the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) non-cash charges for real estate depreciation, amortization and amortization of mortgage procurement costs; iv) deferred income taxes v) preferred payment which is classified as noncontrolling interest expense in the Company’s Consolidated Statements of Operations; vi) impairment of real estate (net of tax); vii) extraordinary items (net of tax); and viii) cumulative or retrospective effect of change in accounting principle (net of tax).

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
Effective during the six months ended July 31, 2011, under the direction of the Company’s chief operating decision maker, EBDT provided in order to assess performance for the Real Estate Groups and The Nets was on a pre-tax basis. The Corporate Activities segment controls tax strategies and evaluates results on a consolidated basis. As a result, beginning February 1, 2011, the Company will no longer allocate income tax expense (benefit) to the Real Estate Groups or The Nets. In addition, based on the consolidated evaluation of income taxes, it was determined that EBDT would exclude all deferred income taxes instead of just those attributable to the Real Estate Groups. All amounts in the following table are represented in thousands:
Reconciliation of EBDT to Net Earnings (Loss) by Segment:

			Land
	Commercial	Residential	Development		Corporate
Three Months Ended July 31, 2011	Group	Group	Group	The Nets	Activities	Total

EBDT	$77,497	$19,906	$(214)	$(3,382)	$(23,101)	$70,706
Depreciation and amortization – Real Estate Groups	(49,436)	(19,188)	(67)	-	-	(68,691)
Amortization of mortgage procurement costs – Real Estate Groups	(2,360)	(886)	(85)	-	-	(3,331)
Straight-line rent adjustment	(3,002)	288	-	-	-	(2,714)
Preference payment	(586)	-	-	-	-	(586)
Impairment of real estate	-	(235)	-	-	-	(235)
Discontinued operations:
Depreciation and amortization – Real Estate Groups	(238)	-	-	-	-	(238)
Amortization of mortgage procurement costs – Real Estate Groups	(84)	-	-	-	-	(84)
Straight-line rent adjustment	217	-	-	-	-	217
Gain on disposition of rental properties	29,899	-	-	-	-	29,899
Income tax expense:
Deferred income taxes	-	-	-	-	(6,353)	(6,353)
Current income taxes attributable to above dispositions	-	-	-	-	(10,456)	(10,456)

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$51,907	$(115)	$(366)	$(3,382)	$(39,910)	$8,134

Preferred dividends	-	-	-	-	(3,850)	(3,850)

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$51,907	$(115)	$(366)	$(3,382)	$(43,760)	$4,284

			Land
	Commercial	Residential	Development		Corporate
Three Months Ended July 31, 2010	Group	Group	Group	The Nets	Activities	Total

EBDT	$72,020	$25,166	$2,858	$14,745	$(9,229)	$105,560
Depreciation and amortization – Real Estate Groups	(48,307)	(18,162)	(75)	-	-	(66,544)
Amortization of mortgage procurement costs – Real Estate Groups	(2,062)	(601)	(84)	-	-	(2,747)
Deferred taxes – Real Estate Groups	(27,808)	26	(1,101)	-	2,682	(26,201)
Straight-line rent adjustment	5,201	319	(7)	-	-	5,513
Preference payment	(586)	-	-	-	-	(586)
Gain on disposition of partial interests in rental properties, net of tax	125,047	121	-	-	-	125,168
Loss on disposition of unconsolidated entities, net of tax	(536)	-	-	-	-	(536)
Impairment of real estate, net of tax	(27,800)	-	(672)	-	-	(28,472)
Impairment of unconsolidated entities, net of tax	-	-	(1,398)	-	-	(1,398)
Discontinued operations, net of tax:
Depreciation and amortization – Real Estate Groups	(2,991)	(254)	-	-	-	(3,245)
Amortization of mortgage procurement costs – Real Estate Groups	(881)	(5)	-	-	-	(886)
Deferred taxes – Real Estate Groups	17,383	(291)	-	-	-	17,092
Straight-line rental adjustment	(971)	-	-	-	-	(971)
Gain on disposition of rental properties	-	1,099	-	-	-	1,099

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$107,709	$7,418	$(479)	$14,745	$(6,547)	$122,846

Preferred dividends	-	-	-	-	(4,107)	(4,107)

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$107,709	$7,418	$(479)	$14,745	$(10,654)	$118,739

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
P.	Segment Information (continued)
Reconciliation of EBDT to Net Earnings (Loss) by Segment (continued):

			Land
	Commercial	Residential	Development		Corporate
Six Months Ended July 31, 2011	Group	Group	Group	The Nets	Activities	Total

EBDT	$192,776	$46,757	$892	$(3,686)	$(38,657)	$198,082
Depreciation and amortization - Real Estate Groups	(99,074)	(37,501)	(153)	-	-	(136,728)
Amortization of mortgage procurement costs - Real Estate Groups	(4,842)	(1,726)	(146)	-	-	(6,714)
Straight-line rent adjustment	(969)	125	-	-	-	(844)
Preference payment	(1,171)	-	-	-	-	(1,171)
Gain on disposition of partial interests in rental properties	9,561	-	-	-	-	9,561
Gain on disposition of unconsolidated entities	-	12,567	-	-	-	12,567
Impairment of consolidated and unconsolidated entities	(3,435)	(235)	(1,400)	-	-	(5,070)
Discontinued operations:
Depreciation and amortization - Real Estate Groups	(1,030)	-	-	-	-	(1,030)
Amortization of mortgage procurement costs - Real Estate Groups	(333)	-	-	-	-	(333)
Straight-line rental adjustment	571	-	-	-	-	571
Gain on disposition of rental properties	39,937	-	-	-	-	39,937
Income tax expense:
Deferred income taxes	-	-	-	-	(11,166)	(11,166)
Current income taxes attributable to above dispositions	-	-	-	-	(41,961)	(41,961)

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$131,991	$19,987	$(807)	$(3,686)	$(91,784)	$55,701

Preferred dividends	-	-	-	-	(7,700)	(7,700)

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$131,991	$19,987	$(807)	$(3,686)	$(99,484)	$48,001

			Land
	Commercial	Residential	Development		Corporate
Six Months Ended July 31, 2010	Group	Group	Group	The Nets	Activities	Total

EBDT	$133,101	$52,779	$566	$11,372	$(21,791)	$176,027
Depreciation and amortization - Real Estate Groups	(98,260)	(35,485)	(154)	-	-	(133,899)
Amortization of mortgage procurement costs - Real Estate Groups	(4,447)	(1,143)	(164)	-	-	(5,754)
Deferred taxes - Real Estate Groups	(30,579)	(6,613)	(220)	-	3,520	(33,892)
Straight-line rent adjustment	7,946	772	(4)	-	-	8,714
Preference payment	(1,171)	-	-	-	-	(1,171)
Gain on disposition of partial interests in rental properties, net of tax	107,615	17,731	-	-	-	125,346
Loss on disposition of unconsolidated entities, net of tax	(507)	-	-	-	-	(507)
Impairment of real estate, net of tax	(27,800)	-	(672)	-	-	(28,472)
Impairment of unconsolidated entities, net of tax	(7,441)	-	(1,853)	-	-	(9,294)
Discontinued operations, net of tax:
Depreciation and amortization - Real Estate Groups	(5,208)	(636)	-	-	-	(5,844)
Amortization of mortgage procurement costs - Real Estate Groups	(928)	(13)	-	-	-	(941)
Deferred taxes - Real Estate Groups	17,406	(400)	-	-	-	17,006
Straight-line rental adjustment	(1,134)	-	-	-	-	(1,134)
Gain on disposition of rental properties	-	1,099	-	-	-	1,099

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$88,593	$28,091	$(2,501)	$11,372	$(18,271)	$107,284

Preferred dividends					(4,107)	(4,107)

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$88,593	$28,091	$(2,501)	$11,372	$(22,378)	$103,177

Q.	Class A Common Units
The Company and certain of its affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of the Company, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) on August 14, 2006. Pursuant to the Master Contribution Agreement, on November 8, 2006, the Company issued Class A Common Units (“Units”) in a jointly-owned limited liability company to the BCR Entities in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. The Company accounted for the issuance of the Units in exchange for the noncontrolling interests under the purchase method of accounting. The Units may be exchanged for one of the following forms of consideration at the Company’s sole discretion: (i) an equal number of shares of the Company’s Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of the Company’s Class A common stock. The Company has no rights to redeem or repurchase the Units. At July 31 and January 31, 2011, 3,646,755 Units were outstanding. The carrying value of the Units of $186,021,000 is included in noncontrolling interests at July 31 and January 31, 2011.

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
The Company declared and paid Series A preferred stock dividends of $3,850,000 and $7,700,000 during the three and six months ended July 31, 2011, respectively, and $4,107,000 during both the three and six months ended July 31, 2010 to preferred shareholders. Undeclared Series A preferred stock dividends were approximately $1,925,000 at July 31, 2011. Effective August 1, 2011, pursuant to a Unanimous Written Consent, the Company’s Board of Directors declared cash dividends on the outstanding shares of Series A preferred stock dividends of approximately $3,850,000 for the period from June 15, 2011 to September 14, 2011 to shareholders of record at the close of business on September 1, 2011, which will be paid on September 15, 2011.
S.	Subsequent Event
The Company has a fully consolidated development project consisting of approximately 13 acres of land held in Las Vegas, Nevada. The project was secured by a nonrecourse mortgage of approximately $41,800,000, which matured on July 1, 2011 and was in default at July 31, 2011. In August 2011, the Company was able to successfully resolve the defaulted nonrecourse mortgage by settling the entire outstanding balance of the nonrecourse mortgage at a discount for a cash payment of approximately $26,600,000 which will result in a gain on extinguishment of debt of approximately $15,200,000 during the three months ended October 31, 2011.

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
We have approximately $10.7 billion of consolidated assets in 26 states and the District of Columbia at July 31, 2011. Our core markets include Boston, the state of California, Chicago, Denver, the New York City/Philadelphia metropolitan area and the Greater Washington D.C./Baltimore metropolitan area. We have offices in Albuquerque, Boston, Chicago, Dallas, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
Significant milestones occurring during the second quarter of 2011 included:
•	Former CEO Charles A. Ratner becoming Chairman of the Board, succeeded as President and CEO by David J. LaRue, previously Executive Vice President and COO. The changes were part of the Company’s succession planning process and became effective following our Annual Meeting of Shareholders on June 10, 2011;

•	The issuance, at par, of $350,000,000 aggregate principal amount of convertible senior notes due August 2018. Interest on the notes is payable semi-annually at a rate of 4.25% per annum. We received net proceeds from the offering of approximately $339,375,000 net of estimated offering expenses. We intend to use the net proceeds from this offering to retire certain outstanding nonrecourse mortgage debt, to retire the outstanding balance of $46,891,000 of our Senior Notes due 2011, to reduce outstanding borrowings under our bank revolving credit facility and for general corporate purposes;

•	Closing on the privately negotiated exchange of $40,000,000 aggregate principal amount of our 5.00% Convertible Senior Notes due 2016 for a total of 3,444,293 shares of our Class A common stock;

•	The sale of Waterfront Station – East 4th & West 4th Buildings, office buildings in Washington, D.C. The sales price was $356,000,000 and generated net cash proceeds of $61,490,000;

•	Recapitalization and modified credit facilities for 8 Spruce Street, an apartment community in Manhattan, New York and DKLB BKLN, an apartment community in Brooklyn, New York. For 8 Spruce Street, our 30% equity partner in the project, converted its $110,000,000 of mezzanine debt to equity, increasing its equity ownership to 49%. We also modified the property’s existing nonrecourse financing, whereby the credit facility was reduced from $605,000,000 to $539,000,000 and the maturity was extended through July 1, 2016. These changes reduce total available debt on the property from $715,000,000 to $539,000,000 and our pro-rata share of the debt from approximately $500,000,000 to $275,000,000. For DKLB BKLN, the holder of $30,000,000 mezzanine debt converted its mezzanine debt to a 49% equity interest in the property. We also modified the property’s existing bank financing, whereby the balance was reduced from $117,000,000 to $104,000,000 and the maturity was extended through July 3, 2013. These changes reduce total debt on the property from $147,000,000 to $104,000,000 and our pro-rata share of the debt from approximately $147,000,000 to $53,000,000;

•	At Westchester’s Ridge Hill, a retail center currently under construction in Yonkers, New York, tenants Cinema De Lux and REI opened, as well as WESTMED Medical Group, the retail center’s anchor office tenant; and

•	Closing $326,000,000 in nonrecourse mortgage financing transactions.

Net Earnings Attributable to Forest City Enterprises, Inc. – Net earnings attributable to Forest City Enterprises, Inc. for the three months ended July 31, 2011 was $8,134,000 versus $122,846,000 for the three months ended July 31, 2010. Although we have substantial recurring revenue from our properties, we also periodically enter into significant transactions, which can create substantial variances in net earnings between periods. This variance to the prior year is primarily attributable to the following decreases, which are net of noncontrolling interest:
•	$204,269,000 related to the 2010 gain on disposition of partial interest in seven mixed-use University Park life science properties in Cambridge, Massachusetts, related to the formation of a new joint venture with an outside partner;

•	$31,437,000 related to the 2010 gain on disposition of partial interest in The Nets;

•	$10,800,000 related to the 2011 loss on early extinguishment of debt on the exchange of a portion of our Senior Notes due 2016 for Class A common stock; and

•	$3,318,000 (which includes $91,000 for unconsolidated entities) related to a decrease in income recognized on the sale of state and federal Historic Preservation Tax Credits and New Market Tax Credits in 2011 compared to 2010.
These decreases were partially offset by the following increases, net of noncontrolling interest:
•	$48,557,000 related to the 2011 decrease in impairment charges of consolidated (including discontinued operations) and unconsolidated entities;

•	$27,907,000 related to the 2011 gains on disposition of rental properties exceeding 2010 gains. The 2011 gain on disposition primarily related to Waterfront Station – East 4th & West 4th Buildings, while the 2010 gain related to the disposition of 101 San Fernando, an apartment community in San Jose, California;

•	$7,342,000 related to the change in fair market value of certain derivatives between the comparable periods, which was marked to market through interest expense as a result of the derivatives not qualifying for hedge accounting;

•	$5,329,000 related to the 2011 gain on early extinguishment of Urban Development Action Grant (“UDAG”) loans on Avenue at Tower City Center, a specialty retail center in Cleveland, Ohio;

•	$3,759,000 related to a 2011 decrease in allocated losses from our equity investment in The Nets (see “The Nets” section of the MD&A); and

•	$58,483,000 due to decreased income tax expense primarily related to the various transactions noted above.
Net earnings attributable to Forest City Enterprises, Inc. for the six months ended July 31, 2011 was $55,701,000 versus $107,284,000 for the six months ended July 31, 2010. The variance to the prior year is primarily attributable to the following decreases, which are net of noncontrolling interest:
•	$175,793,000 related to the 2010 gain on disposition of partial interest in seven mixed-use University Park life science properties, related to the formation of a new joint venture with an outside partner;

•	$31,437,000 related to the 2010 gain on disposition of partial interest in The Nets;

•	$29,342,000 related to the 2010 gain on disposition of partial interest in The Grand, Lenox Club and Lenox Park, apartment communities in the Washington D.C. metropolitan area, related to the formation of a new joint venture with an outside partner; and

•	$18,993,000 related to the 2011 loss on early extinguishment of debt on the exchange of a portion of our Senior Notes due 2016 for Class A common stock and the 2010 gain on early extinguishment of debt on the exchange of a portion of our Senior Notes due 2011, 2015 and 2017 for a new issue of Series A preferred stock and purchase of a portion of our Senior Notes due 2011 and 2017.

These decreases were partially offset by the following increases, net of noncontrolling interest:
•	$56,621,000 related to the 2011 decrease in impairment charges of consolidated (including discontinued operations) and unconsolidated entities;

•	$42,622,000 related to the 2011 sale of land and air rights for development of a casino in downtown Cleveland, Ohio;

•	$37,945,000 related to the 2011 gains on disposition of Waterfront Station – East 4th & West 4th Buildings and Charleston Marriott, a hotel in Charleston, West Virginia, offset by the 2010 gain on disposition of 101 San Fernando;

•	$12,567,000 related to the 2011 gains on disposition of our unconsolidated investments in Metropolitan Lofts and Twin Lake Towers, apartment communities in Los Angeles, California and Denver, Colorado, respectively;

•	$9,561,000 due to the 2011 gain on disposition of partial interests in 15 retail properties in the New York City metropolitan area, related to the formation of new joint venture agreements with an outside partner;

•	$8,413,000 related to the change in fair market value of certain derivatives between the comparable periods, which was marked to market through interest expense as a result of the derivatives not qualifying for hedge accounting;

•	$7,662,000 related to a 2011 decrease in allocated losses from our equity investment in The Nets;

•	$5,329,000 related to the 2011 gain on early extinguishment of UDAG loans on Avenue at Tower City Center;

•	$3,217,000 related to an increase in income recognized on the sale of state and federal Historic Preservation Tax Credits and New Market Tax Credits in 2011 compared to 2010; and

•	$26,832,000 due to decreased income tax expense primarily related to the various transactions noted above.

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, operating expenses, interest expense, equity in earnings (loss) of unconsolidated entities and impairment of unconsolidated entities by segment. See discussion of these amounts by segment in the narratives following the tables.

	Three Months Ended July 31,			Six Months Ended July 31,
	2011	2010	Variance	2011	2010	Variance
	(in thousands)				(in thousands)
Revenues from Real Estate Operations
Commercial Group	$186,418	$221,255	$(34,837)	$386,996	$430,588	$(43,592)
Commercial Group Land Sales	1,400	13,558	(12,158)	47,652	14,757	32,895
Residential Group	57,525	53,790	3,735	111,029	105,182	5,847
Land Development Group	7,862	5,618	2,244	15,952	12,476	3,476
The Nets	–	–	–	–	–	–
Corporate Activities	–	–	–	–	–	–

Total Revenues from Real Estate Operations	$253,205	$294,221	$(41,016)	$561,629	$563,003	$(1,374)

Operating Expenses
Commercial Group	$98,787	$108,436	$(9,649)	$199,145	$209,402	$(10,257)
Cost of Commercial Group Land Sales	634	10,906	(10,272)	3,155	11,783	(8,628)
Residential Group	40,359	33,321	7,038	76,536	65,152	11,384
Land Development Group	10,193	7,423	2,770	19,418	17,871	1,547
The Nets	–	–	–	–	–	–
Corporate Activities	9,798	9,430	368	24,425	20,436	3,989

Total Operating Expenses	$159,771	$169,516	$(9,745)	$322,679	$324,644	$(1,965)

Interest Expense
Commercial Group	$41,459	$59,924	$(18,465)	$87,417	$118,078	$(30,661)
Residential Group	9,040	9,167	(127)	15,254	14,023	1,231
Land Development Group	776	25	751	1,600	1,333	267
The Nets	–	–	–	–	–	–
Corporate Activities	12,789	15,679	(2,890)	26,708	32,543	(5,835)

Total Interest Expense	$64,064	$84,795	$(20,731)	$130,979	$165,977	$(34,998)

Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$3,845	$2,840	$1,005	$6,767	$6,247	$520
Gain on disposition of Coachella Plaza	–	104	(104)	–	104	(104)
Gain on disposition of Southgate Mall	–	64	(64)	–	64	(64)
Gain on disposition of El Centro Mall	–	–	–	–	48	(48)
Loss on disposition of Metreon	–	(1,046)	1,046	–	(1,046)	1,046
Residential Group	1,614	4,624	(3,010)	6,079	6,662	(583)
Gain on disposition of Metropolitan Lofts	–	–	–	9,964	–	9,964
Gain on disposition of Twin Lake Towers	–	–	–	2,603	–	2,603
Land Development Group	308	1,861	(1,553)	652	2,573	(1,921)
The Nets	(3,382)	(7,161)	3,779	(3,686)	(17,591)	13,905
Corporate Activities	–	–	–	–	–	–

Total Equity in Earnings (Loss) of Unconsolidated Entities	$2,385	$1,286	$1,099	$22,379	$(2,939)	$25,318

Impairment of Unconsolidated Entities
Commercial Group	$–	$–	$–	$–	$12,156	$(12,156)
Residential Group	–	–	–	–	–	–
Land Development Group	–	2,282	(2,282)	–	3,025	(3,025)
The Nets	–	–	–	–	–	–
Corporate Activities	–	–	–	–	–	–

Total Impairment of Unconsolidated Entities	$–	$2,282	$(2,282)	$–	$15,181	$(15,181)

Commercial Group
Revenues from Real Estate Operations – Revenues from real estate operations for the Commercial Group, including the group’s land sales, decreased by $46,995,000, or 20.0%, for the three months ended July 31, 2011 compared to the same period in the prior year. The variance is primarily attributable to the following decreases:
•	$24,678,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2011 with an outside partner in 15 retail properties in the New York City metropolitan area;

•	$12,158,000 related to decreases in commercial outlot land sales primarily at South Bay Southern Center in Redondo Beach, California and Westchester’s Ridge Hill in Yonkers, New York, which were partially offset by an increase at White Oak Village in Richmond, Virginia;

•	$10,387,000 related to decreased revenues earned on a construction contract with the New York City School Construction Authority for the construction of a school on the lower floors at 8 Spruce Street. This represents a reimbursement of costs that is included in operating expenses; and

•	$2,502,000 related to decreased occupancy at Two MetroTech Center, an office building in Brooklyn, New York.
The balance of the remaining increase of $2,730,000 was generally due to other miscellaneous fluctuations.
Revenues from real estate operations for the Commercial Group, including the group’s land sales, decreased by $10,697,000, or 2.4%, for the six months ended July 31, 2011 compared to the same period in the prior year. The variance is primarily attributable to the following decreases:
•	$31,448,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2011 with an outside partner in 15 retail properties in the New York City metropolitan area;

•	$12,105,000 related to decreases in commercial outlot land sales primarily at South Bay Southern Center and Westchester’s Ridge Hill, which were partially offset by increases at White Oak Village and Northfield at Stapleton in Denver, Colorado;

•	$6,717,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2010 with an outside partner in University Park;

•	$4,907,000 related to decreased occupancy at Two MetroTech Center; and

•	$4,679,000 related to decreased revenues earned on a construction contract with the New York City School Construction Authority for the construction of a school on the lower floors at 8 Spruce Street. This represents a reimbursement of costs that is included in operating expenses.
These decreases were partially offset by the following increases:
•	$45,000,000 related to the 2011 sale of land and air rights for development of a casino in downtown Cleveland, Ohio; and

•	$2,750,000 related to increased occupancy at Illinois Science and Technology Park in Skokie, Illinois and Orchard Town Center in Westminster, Colorado.
The balance of the remaining increase of $1,409,000 was generally due to other miscellaneous fluctuations.

Operating and Interest Expenses – Operating expenses decreased $19,921,000, or 16.7%, for the three months ended July 31, 2011 compared to the same period in the prior year. The variance is primarily attributable to the following decreases:
•	$10,439,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2011 with an outside partner in 15 retail properties in the New York City metropolitan area;

•	$10,387,000 related to construction of a school at 8 Spruce Street. These costs are reimbursed by the New York City School Construction Authority which is included in revenues from real estate operations discussed above; and

•	$10,272,000 related to decreases in commercial outlot land sales primarily at South Bay Southern Center and Westchester’s Ridge Hill, which were partially offset by decreases in commercial outlot land sales at White Oak Village.
These decreases were partially offset by the following increase:
•	$6,345,000 related to an increased provision for write-offs of abandoned development projects in 2011 compared to 2010.
The balance of the remaining increase of $4,832,000 was generally due to other miscellaneous fluctuations.
Operating expenses decreased $18,885,000, or 8.5%, for the six months ended July 31, 2011 compared to the same period in the prior year. The variance is primarily attributable to the following decreases:
•	$13,205,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2011 with an outside partner in 15 retail properties in the New York City metropolitan area;

•	$11,006,000 related to decreases in commercial outlot land sales primarily at South Bay Southern Center and Westchester’s Ridge Hill, which were partially offset by increases at White Oak Village and Northfield at Stapleton;

•	$4,679,000 related to construction of a school at 8 Spruce Street. These costs are reimbursed by the New York City School Construction Authority which are included in revenues from real estate operations; and

•	$3,550,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2010 with an outside partner in University Park.
These decreases were partially offset by the following increases:
•	$4,945,000 related to an increased provision for write-offs of abandoned development projects in 2011 compared to 2010;

•	$2,378,000 related to the 2011 sale of land and air rights for development of a casino in downtown Cleveland, Ohio; and

•	$1,314,000 related to increased marketing costs related to the Barclays Center arena.
The balance of the remaining increase of $4,918,000 was generally due to other miscellaneous fluctuations.
Interest expense for the Commercial Group decreased by $18,465,000, or 30.8%, for the three months ended July 31, 2011 and by $30,661,000, or 26.0%, for the six months ended July 31, 2011 compared to the same periods in the prior year. The variances are primarily attributable to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner in 15 retail properties in the New York City metropolitan area in 2011, increased capitalized interest due to additional qualified expenditures and changes in mark-to-market adjustments on non-designated interest rate swaps.
Comparable occupancy for the Commercial Group is 90.3% for both retail and office, as of July 31, 2011 compared to 90.2% and 90.9%, respectively, as of July 31, 2010. Retail and office occupancy as of July 31, 2011 and 2010 is based on square feet leased at the end of the fiscal quarter. Comparable occupancy relates to properties opened and operated in both the six months ended July 31, 2011 and 2010. Average occupancy for hotels for the six months ended July 31, 2011 is 65.5% compared to 66.3% for the six months ended July 31, 2010.

As of July 31, 2011, the average base rent per square feet expiring for retail and office leases is $27.54 and $30.92, respectively, compared to $27.24 and $31.07, respectively, as of July 31, 2010. Square feet of expiring leases and average base rent per square feet are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases. The average daily rate (“ADR”) for our hotel portfolio is $148.27 and $139.24 for the six months ended July 31, 2011 and 2010, respectively. ADR is an operating statistic and is calculated by dividing revenue by the number of rooms sold for all hotels that were open and operating for both the six months ended July 31, 2011 and 2010.
We continuously monitor retail and office leases expiring in the short to mid-term. Management’s plan to obtain lease renewals for expiring retail and office leases includes signing of lease extensions, if available, and active marketing for available or soon to be available space to new or existing tenants in the normal course of business.
Residential Group
Revenues from Real Estate Operations – Included in revenues from real estate operations is fee income related to the development and construction management related to our military housing projects. Military housing fee income and related operating expenses may vary significantly from period to period based on the timing of development and construction activity at each applicable project. Revenues from real estate operations for the Residential Group increased by $3,735,000, or 6.9%, during the three months ended July 31, 2011 compared to the same period in the prior year. The variance is primarily attributable to the following increases:
•	$2,800,000 related to military housing fee income from the management and development of military housing units located primarily on the islands of Oahu and Kauai, Hawaii, Chicago, Illinois, Seattle, Washington and Colorado Springs, Colorado; and

•	$1,538,000 related to new property openings as noted in the table below.
These increases were partially offset by the following decrease:
•	$950,000 related to third-party management fees and other fee income.
The balance of the remaining increase of $347,000 was generally due to other miscellaneous fluctuations.
Revenues from real estate operations for the Residential Group increased by $5,847,000, or 5.6%, during the six months ended July 31, 2011 compared to the same period in the prior year. The variance is primarily attributable to the following increases:
•	$3,989,000 related to new property openings as noted in the table below; and

•	$1,924,000 related to military housing fee income from the management and development of military housing units located primarily on the islands of Oahu and Kauai, Hawaii, Chicago, Illinois, Seattle, Washington and Colorado Springs, Colorado.
These increases were offset by the following decrease:
•	$1,188,000 related to third-party management fees and other fee income.
The balance of the remaining increase of $1,122,000 was generally due to other miscellaneous fluctuations.
Operating and Interest Expenses – Operating expenses for the Residential Group increased by $7,038,000, or 21.1%, during the three months ended July 31, 2011 compared to the same period in the prior year. The variance is primarily attributable to the following increases:
•	$4,022,000 related to management expenditures associated with military housing fee revenues; and

•	$1,795,000 related to new property openings as noted in the table below.
The balance of the remaining increase of $1,221,000 was generally due to general operating activities and other miscellaneous fluctuations.

Operating expenses for the Residential Group increased by $11,384,000, or 17.5%, during the six months ended July 31, 2011 compared to the same period in the prior year. The variance is primarily attributable to the following increases:
•	$4,498,000 related to management expenditures associated with military housing fee revenues; and

•	$4,120,000 related to new property openings as noted in the table below.
The balance of the remaining increase of $2,766,000 was generally due to general operating activities and other miscellaneous fluctuations.
Interest expense for the Residential Group decreased by $127,000 or 1.4% for the three months ended July 31, 2011 compared to the same period in the prior year. This decrease is primarily attributable to mark-to-market adjustments on non-designated interest rate swaps, partially offset by the opening of new properties, as noted in the table below.
Interest expense for the Residential Group increased by $1,231,000 or 8.8% for the six months ended July 31, 2011 compared to the same period in the prior year. This increase is primarily attributable to the opening of new properties, as noted in the table below, partially offset by mark-to-market adjustments on non-designated interest rate swaps.
The following table presents the increases (decreases) in revenues, operating expenses and interest expense for newly-opened properties for the three and six months ended July 31, 2011 compared to the same periods in the prior year:

				Three Months Ended			Six Months Ended
				July 31, 2011 vs. 2010			July 31, 2011 vs. 2010
				Revenues			Revenues
				from			from
		Quarter - Year		Real Estate	Operating	Interest	Real Estate	Operating	Interest
Newly - Opened Properties	Location	Opened	Units	Operations	Expenses	Expense	Operations	Expenses	Expense
				(in thousands)			(in thousands)
8 Spruce Street	Manhattan, New York	Q1-2011(1)(2)	903	$821	$1,516	$2,686	$932	$3,104	$3,635
Presidio Landmark	San Francisco, California	Q3-2010	161	556	934	1,618	872	1,630	3,087
DKLB BKLN	Brooklyn, New York	Q4-2009(2)	365	(209)	(161)	(279)	1,362	(221)	(216)
Hamel Mill Lofts	Haverhill, Massachusetts	Q4-2008/Q3-2010	305	370	(494)	(4)	823	(393)	56

Total				$1,538	$1,795	$4,021	$3,989	$4,120	$6,562

(1)	Property to open in phases.

(2)	These properties changed from full consolidation to equity method on July 1, 2011 due to recapitalization transactions. The amounts included in the table represent revenues, operating expenses and interest expense for the properties prior to the conversion to equity method of accounting.
Comparable average occupancy for the Residential Group is 94.8% and 93.0% for the six months ended July 31, 2011 and 2010, respectively. Average residential occupancy for the six months ended July 31, 2011 and 2010 is calculated by dividing gross potential rent less vacancy by gross potential rent. Comparable average occupancy relates to properties opened and operated in both the six months ended July 31, 2011 and 2010.
Comparable net rental income (“NRI”) for the Residential Group was 91.9% and 89.0% for the six months ended July 31, 2011 and 2010, respectively. NRI is an operating statistic that represents the percentage of potential rent received after deducting vacancy and rent concessions from gross potential rent.
Land Development Group
Revenues from Real Estate Operations – Land sales and the related gross margins vary from period to period depending on the timing of sales and general market conditions. Although improved over the same period in the prior year, our land sales continue to be impacted by decreased demand from home buyers in certain core markets for the land business, reflecting conditions throughout the housing industry. Revenues from real estate operations for the Land Development Group increased by $2,244,000 for the three months ended July 31, 2011 compared to the same period in the prior year. This variance is primarily attributable to the following increases:
•	$1,600,000 related to higher land sales at Mill Creek in York County, South Carolina; and

•	$1,304,000 related to higher land sales at Tangerine Crossing in Tucson, Arizona.
The balance of the remaining decrease of $660,000 was due to land sales at other land development projects.

Revenues from real estate operations for the Land Development Group increased by $3,476,000 for the six months ended July 31, 2011 compared to the same period in the prior year. This variance is primarily attributable to the following increases:
•	$3,008,000 related to higher land sales at Stapleton, in Denver, Colorado; and
•	$2,065,000 related to higher land sales at Tangerine Crossing and Mill Creek.
These increases were partially offset by the following decrease:
•	$1,403,000 related to lower land/unit sales at Gladden Forest in Marana, Arizona, Waterbury in North Ridgeville, Ohio, Rockport Square in Lakewood, Ohio and New Haven in Barberton, Ohio.
The balance of the remaining decrease of $194,000 was primarily due to land sales at other land development projects.
Operating and Interest Expenses – Operating expenses increased by $2,770,000 for the three months ended July 31, 2011 compared to the same period in the prior year. This variance is primarily attributable to the following increases:
•	$1,577,000 related to higher land sales at Mill Creek; and
•	$1,458,000 related to higher land sales at Tangerine Crossing.
The balance of the remaining decrease of $265,000 was due to land sales at other land development projects.
Operating expenses increased by $1,547,000 for the six months ended July 31, 2011 compared to the same period in the prior year. This variance is primarily attributable to the following increases:
•	$2,191,000 related to higher land sales at Tangerine Crossing and Mill Creek; and
•	$1,123,000 related to higher land sales at Stapleton.
These increases were partially offset by the following decrease:
•	$1,590,000 related to lower land/unit sales at Gladden Forest, Waterbury, Rockport Square and New Haven.
The balance of the remaining decrease of $177,000 was primarily due to land sales at other land development projects.
Interest expense increased by $751,000 during the three months ended July 31, 2011 and $267,000 for the six months ended July 31, 2011 compared to the same periods in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group and interest rates.
The Nets
Our ownership of The Nets is through Nets Sports and Entertainment LLC (“NS&E”). NS&E also owns Brooklyn Arena, LLC (“Arena”), an entity that through its subsidiaries is overseeing the construction of and has a long-term lease in the Barclays Center arena, the future home of The Nets. NS&E consolidates Arena and accounts for its investment in The Nets on the equity method of accounting. As a result of consolidating NS&E, we record the entire net loss of The Nets allocated to NS&E in equity in loss of unconsolidated entities and allocate, based on an analysis of each respective members’ claims on the net book equity assuming a liquidation at book value, NS&E’s noncontrolling partners’ share of its losses, if any, through noncontrolling interests in our Statement of Operations.
The amount of equity in loss, net of noncontrolling interests, was $3,382,000 and $3,686,000 for the three and six months ended July 31, 2011, respectively, representing a decrease in our allocated losses of $3,759,000 and $7,662,000 compared to the same periods in the prior year. The decrease is primarily due to the allocation of losses to the MP Entities, as discussed below.
On May 12, 2010, entities controlled by Mikhail Prokhorov (“MP Entities”) invested $223,000,000 and made certain funding commitments (“Funding Commitments”) to acquire 80% of The Nets, 45% of Arena and the right to purchase up to 20% of Atlantic Yards Development Company, LLC, which will develop non-arena real estate. In accordance with the Funding Commitments, the MP Entities agreed to fund The Nets operating needs up to $60,000,000 including reimbursements to us for loans made to cover The Nets operating needs from March 1, 2010 to May 12, 2010 totaling $15,000,000.

The MP Entities met the $60,000,000 funding commitment during the three months ended July 31, 2011. As a result, NS&E is required to fund 100% of the operating needs, as defined, until the Barclays Center arena is complete and open, which is expected to be during the three months ended October 31, 2012. Thereafter, members’ capital contributions will be made in accordance with the operating agreements. During the three months ended July 31, 2011, NS&E funded $8,300,000 of The Nets operating needs. Subsequent to July 31, 2011, NS&E funded an additional $12,178,000 for The Nets operating needs related to the 2011-2012 season.
Corporate Activities
Operating and Interest Expenses – Operating expenses increased by $368,000 and $3,989,000, respectively, for the three and six months ended July 31, 2011 compared to the same periods in the prior year. The increase of $368,000 for the three months ended July 31, 2011 was primarily related to an increase in professional fees of $2,408,000 associated with strategic planning and process improvement initiatives offset by decreased severance and outplacement expense of $2,200,000. The increase of $3,989,000 for the six months ended July 31, 2011 was primarily related to an increase in professional fees of $4,311,000 associated with strategic planning and process improvement initiatives.
Interest expense decreased by $2,890,000 and $5,835,000, respectively, for the three and six months ended July 31, 2011 compared to the same period in the prior year. The decrease was related to the exchange of $110,000,000 and $40,000,000 of Convertible Senior Notes retired in exchange for Class A common stock in January 2011 and May 2011, respectively, decreased interest on revolving credit facility as a result of decreased borrowings and a lower interest rate and the retirement of the $178,749,000 of Senior Notes in exchange for a new issuance of Series A preferred stock in March 2010, partially offset by interest expense on the $350,000,000 Convertible Senior Notes issued in July 2011.
Other Activity
The following items are discussed on a consolidated basis.
Depreciation and Amortization
We recorded depreciation and amortization of $54,538,000 and $111,245,000 for the three and six months ended July 31, 2011, respectively, and $58,040,000 and $117,366,000 for the three and six months ended July 31, 2010, respectively, which is a decrease of $3,502,000, or 6.0%, and $6,121,000, or 5.2%, compared to the same periods in the prior year. The decreases are primarily attributable to the disposition of partial interests in 15 retail properties offset by new property openings.
Impairment of Real Estate
We review our real estate portfolio, including land held for development or sale, for impairment whenever events or changes indicate that our carrying value may not be recoverable. In cases where we do not expect to recover our carrying costs, an impairment charge is recorded. The impairments recorded during the three and six months ended July 31, 2011 and 2010 represent write-downs to estimated fair value due to a change in events, such as a bona fide third-party purchase offer or changes in certain assumptions, including estimated holding periods and current market conditions and the impact of these assumptions to the properties’ estimated future cash flows.
The following table summarizes our impairment of real estate included in continuing operations.

		Three Months Ended July 31,		Six Months Ended July 31,
		2011	2010	2011	2010
		(in thousands)		(in thousands)
Investment in retail property	Portage, Michigan	$ –	$ –	$ 3,435	$ –
Land Projects:
Mill Creek	York County, South Carolina	–	450	1,400	450
Gladden Farms	Marana, Arizona	–	650	–	650
Other		235	–	235	–

		$ 235	$ 1,100	$ 5,070	$ 1,100

In addition, included in discontinued operations is a $45,410,000 impairment of real estate for the three and six months ended July 31, 2010 related to Simi Valley Town Center, a regional mall located in Simi Valley, California, which was disposed of in December 2010.

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
The following table summarizes our impairment of unconsolidated entities:

		Three Months Ended July 31,		Six Months Ended July 31,
		2011	2010	2011	2010
		(in thousands)		(in thousands)
Mixed-Use Land Development:
Mercy Campus at Central Station	Chicago, Illinois	$–	$1,817	$–	$1,817
Old Stone Crossing at Caldwell Creek	Charlotte, North Carolina	–	–	–	743
Office Buildings:
818 Mission Street	San Francisco, California	–	–	–	4,018
Bulletin Building	San Francisco, California	–	–	–	3,543
Metreon (Specialty Retail Center)	San Francisco, California	–	–	–	4,595
Other		–	465	–	465

		$–	$2,282	$–	$15,181

Write-Off of Abandoned Development Projects
On a quarterly basis, we review each project under development to determine whether it is probable the project will be developed. If we determine that the project will not be developed, project costs are written off as an abandoned development project cost. We abandon certain projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or due to third party challenges related to entitlements or public financing. We wrote off abandoned development projects of $5,088,000 and $5,245,000 for the three and six months ended July 31, 2011, respectively, and $37,000 for both the three and six months ended July 31, 2010, respectively, which were recorded in operating expenses.
In addition, included in equity in earnings (loss) of unconsolidated entities are write-offs of $2,557,000 for both the three and six months ended July 31, 2010, respectively, which represents our proportionate share of write-offs of abandoned development projects of equity method investments. We had no write-offs of abandoned development projects related to unconsolidated entities for both the three and six months ended July 31, 2011.
Amortization of Mortgage Procurement Costs
We amortize mortgage procurement costs over the term of the related nonrecourse mortgage debt and notes payable. For the three and six months ended July 31, 2011, we recorded amortization of mortgage procurement costs of $2,727,000 and $5,622,000, respectively. Amortization of mortgage procurement costs increased $6,000 and $289,000 for the three months and six months ended July 31, 2011, respectively, compared to the same periods in the prior year.
Gain (Loss) on Early Extinguishment of Debt
For the three and six months ended July 31, 2011, we recorded $5,471,000 and $5,767,000, respectively, as loss on early extinguishment of debt. The loss for 2011 includes losses on early extinguishment of debt of $10,800,000 related to the exchange of a portion of the 2016 Notes for Class A common stock and $296,000 related to a nonrecourse mortgage debt financing transaction on Johns Hopkins – 855 North Wolfe Street, an office building located in East Baltimore, Maryland. These losses were offset by a gain of $5,329,000 related to the early extinguishment of UDAG loans on Avenue at Tower City Center.
For the three and six months ended July 31, 2010, we recorded $1,896,000 and $8,193,000, respectively, as gain on early extinguishment of debt. The amounts for 2010 include a gain on the early extinguishment of a portion of the 2011 and 2017 Notes and a gain related to the exchange of a portion of the 2011, 2015 and 2017 Notes for a new issue of Series A preferred stock.

Interest and Other Income
Interest and other income was $15,315,000 and $30,822,000 for the three and six months ended July 31, 2011, respectively, compared to $16,231,000 and $23,045,000 for the three and six months ended July 31, 2010, respectively. The decrease of $916,000 for the three months ended July 31, 2011 compared to the same period in the prior year is primarily due to a decrease of $3,409,000 related to the income recognition on the sale of state and federal historic preservation and new market tax credits offset by an increase of $1,963,000 related to interest income on total rate of return swaps (“TRS”). The increase of $7,777,000 for the six months ended July 31, 2011 compared to the same period in the prior year is primarily due to an increase of $3,848,000 related to interest income on TRS and an increase of $3,217,000 related to the income recognition on the sale of state and federal historic preservation and new market tax credits.
Net Gain on Disposition of Partial Interests in Rental Properties and Other Investment
The net gain on disposition of partial interests in rental properties and other investment is comprised of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(in thousands)
New York Retail Joint Venture	$–	$–	$9,561	$–
University Park Joint Venture	–	204,269	–	175,793
The Nets	–	55,112	–	55,112
Bernstein Joint Venture	–	–	–	29,342

	$–	$259,381	$9,561	$260,247

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
For its 49% equity interests, the outside partner invested cash and assumed debt of $244,952,000, representing 49% of the nonrecourse mortgage debt on the 15 properties. As of July 31, 2011, the Company received proceeds of $178,286,000, primarily in the form of a loan. Based on the net amount of cash received, the outside partner’s minimum initial investment requirement of 20% was not met. As such, the transaction did not qualify for full gain recognition under accounting guidance related to real estate sales. Therefore, the installment method of gain recognition was applied, resulting in a net gain on disposition of partial interest in rental properties of $9,561,000 during the six months ended July 31, 2011 with the remaining gain of $115,388,000 deferred and included in accounts payable and accrued expenses at July 31, 2011. Transaction costs totaled $11,776,000, of which, $5,779,000 relating to participation payments made to the ground lessors of two of the properties in accordance with the respective ground lease agreements, did not qualify for deferral and were included in the calculation of the net gain on disposition of partial interests in rental properties of $9,561,000 for the six months ended July 31, 2011. As a result of this transaction, we are accounting for the 15 properties as equity method investments since both partners have joint control of the properties.
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
The Nets
On May 12, 2010, the MP Entities invested $223,000,000 and made certain funding commitments to acquire 80% of The Nets, 45% of Arena, the entity that through its subsidiaries is overseeing the construction of and has a long-term lease in the Barclays Center arena, and the right to purchase up to 20% of Atlantic Yards Development Company, LLC, which will develop non-arena real estate.
The transaction resulted in a change of controlling ownership interest in The Nets and a pre-tax net gain recognized by us of $55,112,000 ($31,437,000 after noncontrolling interest). This net gain is comprised of the gain on the transfer of ownership interest combined with the adjustment to fair value of the 20% retained noncontrolling interest.
In accordance with accounting guidance on real estate sales, the sale of 45% interest in Arena was not deemed a culmination of the earning process since no cash was withdrawn; therefore the transaction does not have an earnings impact.
The MP Entities have the right to put their Arena ownership interests to us during a four-month period following the ten-year anniversary of the completion of the Barclays Center arena for fair market value, as defined in the agreement. Due to the put option, the noncontrolling interest is redeemable and does not qualify as permanent equity. As a result, this is recorded as redeemable noncontrolling interest in the mezzanine section of our consolidated balance sheet and will be reported at redemption value, which represents fair market value, on a recurring basis.
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
Income Taxes
Income tax expense (benefit) for the three months ended July 31, 2011 and 2010 was $(6,171,000) and $81,566,000, respectively. Income tax expense for the six months ended July 31, 2011 and 2010 was $11,742,000 and $72,196,000, respectively. The difference in the recorded income tax expense (benefit) versus the income tax expense (benefit) computed at the statutory federal income tax rate is primarily attributable to state income taxes, utilization of state net operating losses, additional general business credits, changes to the valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.

We apply an estimated annual effective tax rate to our year-to-date earnings from operations to derive our tax provision for the quarter, pursuant to accounting guidance for accounting for income taxes, interim reporting. Certain circumstances may arise which make it difficult for us to determine a reasonable estimate of our annual effective tax rate for the year. Our projected marginal operating results, which includes the gain related to the Commercial Group’s land sales, results in an effective tax rate that changes significantly with small variations in projected income or loss from operations or permanent differences and thus does not provide for a reliable estimate of the estimated annual effective tax rate. Therefore, in computing our income tax provision for the three and six months ended July 31, 2011, we have excluded the gain on the Commercial Group’s land sale from our estimated annual effective tax rate calculation and have recognized the actual income tax expense related to the gain during the six months ended July 31, 2011.
At January 31, 2011, we had a federal net operating loss carryforward for tax purposes of $206,051,000 (generated primarily from the impact on our net earnings of tax depreciation expense from real estate properties and excess deductions from stock-based compensation) that will expire in the years ending January 31, 2024 through January 31, 2031, a charitable contribution deduction carryforward of $37,273,000 that will expire in the years ending January 31, 2012 through January 31, 2016 ($6,068,000 expiring in the year ending January 31, 2012), General Business Credit carryovers of $19,070,000 that will expire in the years ending January 31, 2012 through January 31, 2031 ($41,000 expiring in the year ending January 31, 2012), and an alternative minimum tax (“AMT”) credit carryforward of $29,315,000 that is available until used to reduce federal tax to the AMT amount.
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
Equity in Earnings (Loss) of Unconsolidated Entities – (also see the “Impairment of Unconsolidated Entities” section of the MD&A)
Equity in earnings of unconsolidated entities was $2,385,000 for the three months ended July 31, 2011 compared to $1,286,000 for the three months ended July 31, 2010, representing an increase of $1,099,000. This variance is primarily attributable to the following increases:
–	Commercial Group
•
$3,173,000 related to the 2011 contribution of partnership interests to a new joint venture in 15 retail properties in the New York retail joint venture transaction. These retail properties were converted to the equity method of accounting in 2011;

•	$2,557,000 related to the 2010 write-off of an abandoned development project in Pittsburgh, Pennsylvania; and
•	$1,046,000 related to the 2010 loss on disposition of our partnership interests in Metreon, a specialty retail center in San Francisco, California.
–	The Nets
•	$3,779,000 related to a reduction in our share of the losses of The Nets.

These increases were partially offset by the following decreases:
-    Commercial Group
•	$1,528,000 primarily related to a 2011 participation payment on the refinancing of 65/80 Landsdowne Street, an office building in Cambridge, Massachusetts;
•	$1,487,000 primarily related to 2010 lease termination fee income at San Francisco Centre, a regional mall located in San Francisco, California; and
•	$924,000 primarily related to increased expenses of the phased-in opening at Village of Gulfstream, a specialty retail center in Hallandale Beach, Florida.
-    Residential Group
•
$3,151,000 related to the lease up losses of 8 Spruce Street currently being opened in phases and DKLB BKLN that opened in phases beginning in the fourth quarter of 2009. These two properties were consolidated until the recapitalization transaction in July 2011 which resulted in joint control of the investment; and

•	$917,000 primarily related to replacement reserve income from the 2010 refinancing of Autumn Ridge, an apartment community in Sterling Heights, Michigan that did not recur.
-    Land Group
•	$1,364,000 related to decreased sales at Central Station, a mixed-use land development project in Chicago, Illinois.
The balance of the remaining decrease of $85,000 was due to fluctuations in the operations of equity method investments.
Equity in earnings (loss) of unconsolidated entities was $22,379,000 for the six months ended July 31, 2011 compared to $(2,939,000) for the six months ended July 31, 2010, representing an increase of $25,318,000. This variance is primarily attributable to the following increases:
-    Commercial Group
•
$3,506,000 related to the 2011 contribution of partnership interests in 15 retail properties in the New York retail joint venture transaction. These retail properties were converted to the equity method of accounting in 2011;

•	$2,557,000 related to the 2010 write-off of an abandoned development project in Pittsburgh, Pennsylvania;
•	$1,333,000 primarily related to a 2010 legal settlement at 3800 Wilshire, a condominium project in Los Angeles, California; and
•	$1,046,000 related to the 2010 loss on disposition of our partnership interests in Metreon.
-    Residential Group
•	$9,964,000 relates to the 2011 gain on disposition of Metropolitan Lofts; and

•	$2,603,000 relates to the 2011 gain on disposition of Twin Lake Towers.
-    The Nets
•	$13,905,000 relates to a reduction in our share of the losses of The Nets.
These increases were partially offset by the following decreases:
-    Commercial Group
•	$2,994,000 primarily related to 2010 lease termination fee income at San Francisco Centre that did not recur;

•	$1,551,000 primarily related to increased expenses of the phased-in opening at Village of Gulfstream;

•	$1,163,000 primarily related to a 2011 participation payment on the refinancing of 65/80 Landsdowne Street; and

•	$1,147,000 related to increased expenses from the phased-in opening of the East River Plaza, a retail center in Manhattan, New York.
-    Residential Group
•
$3,151,000 related to the lease up losses of 8 Spruce Street and DKLB BKLN. These two properties were consolidated until the recapitalization transaction in July 2011 which resulted in joint venture control of the investment.

-    Land Development Group
•	$1,023,000 related to decreased sales at Central Station.
The balance of the remaining increase of $1,433,000 was due to fluctuations in the operations of equity method investments.
Discontinued Operations
The following table lists rental properties included in discontinued operations:

				Three	Six	Three	Six
		Square Feet/		Months	Months	Months	Months
		Number of Units/	Period	Ended	Ended	Ended	Ended
Property	Location	Rooms	Disposed	7/31/2011	7/31/2011	7/31/2010	7/31/2010

Commercial Group:
Waterfront Station – East 4th & West 4th Buildings	Washington, D.C.	631,000 square feet	Q2-2011	Yes	Yes	Yes	Yes
Charleston Marriott hotel	Charleston, West Virginia	352 rooms	Q1-2011	–	Yes	Yes	Yes
Simi Valley Town Center	Simi Valley, California	612,000 square feet	Q4-2010	–	–	Yes	Yes
Investment in triple net lease property	Pueblo, Colorado	203,000 square feet	Q4-2010	–	–	Yes	Yes
Saddle Rock Village	Aurora, Colorado	294,000 square feet	Q3-2010	–	–	Yes	Yes

Residential Group:
101 San Fernando	San Jose, California	323 units	Q2-2010	–	–	Yes	Yes
The following table summarizes the operating results related to discontinued operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Revenues from real estate operations	$3,320	$16,131	$13,070	$29,068

Expenses
Operating expenses	991	9,215	5,018	15,067
Depreciation and amortization	532	3,258	2,216	5,877
Impairment of real estate	–	45,410	–	45,410

	1,523	57,883	7,234	66,354

Interest expense	(401)	(3,076)	(1,526)	(4,868)
Amortization of mortgage procurement costs	(185)	(887)	(739)	(942)
Interest income	–	3	–	6
Gain on disposition of rental properties	111,264	6,204	121,695	6,204

Earnings (loss) before income taxes	112,475	(39,508)	125,266	(36,886)

Income tax expense (benefit)
Current	1,543	(553)	2,941	104
Deferred	10,845	(16,313)	14,558	(16,227)

	12,388	(16,866)	17,499	(16,123)

Earnings (loss) from discontinued operations	100,087	(22,642)	107,767	(20,763)

Noncontrolling interests
Gain on disposition of rental properties	81,365	4,211	81,758	4,211
Operating earnings from rental properties	665	86	1,997	789

	82,030	4,297	83,755	5,000

Earnings (loss) from discontinued operations
attributable to Forest City Enterprises, Inc	$18,057	$(26,939)	$24,012	$(25,763)

Gain (Loss) on Disposition of Rental Properties
The following table summarizes the pre-tax gain (loss) on disposition of rental properties:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Waterfront Station – East 4th & West 4th Buildings (Office Buildings)	$111,738	$–	$111,738	$–
Charleston Marriott (Hotel)	(474)	–	9,957	–
101 San Fernando (Apartment Community)	–	6,204	–	6,204

Total	$111,264	$6,204	$121,695	$6,204

FINANCIAL CONDITION AND LIQUIDITY
With the exception of multi-family rental properties, ongoing economic conditions continue to put downward pressure on occupancies, rent levels and property values. Access to bank credit and capital have improved modestly since 2010, with the larger banks and permanent lenders indicating an increased interest in originating new loans for real estate projects, particularly as existing loans in their portfolios get paid off. Underwriting standards remain conservative, with lenders favoring high quality existing operating assets in strong markets. Originations of new loans for commercial mortgage backed securities were showing signs of improvement but have stalled recently and remain well below the levels in 2006 and 2007. While a limited number of banks have begun to originate construction loans for new apartment projects, lending for land acquisition and construction loans for office or retail projects remain difficult to obtain. We believe loans for real estate projects will continue to be constrained for the foreseeable future.
Our principal sources of funds are cash provided by operations including land sales, our bank revolving credit facility, nonrecourse mortgage debt and notes payable, dispositions of operating properties or development projects through sales or equity joint ventures, proceeds from the issuance of senior notes, proceeds from the issuance of common or preferred equity and other financing arrangements. Our principal uses of funds are the financing of our real estate operating and development projects and acquisitions of real estate, capital expenditures for our existing portfolio and principal and interest payments on our nonrecourse mortgage debt, notes payable and bank revolving credit facility, interest payments on our outstanding senior notes and dividend payments on our Series A preferred stock.
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
During the six months ended July 31, 2011, we were successful in closing several transactions that improved our liquidity, strengthened our Balance Sheet and addressed certain near term maturities of our debt.
•
We successfully entered a Third Amended and Restated Credit Agreement (the “Credit Agreement”) and a Third Amended and Restated Guaranty of Payment of Debt (the “Guaranty”, and collectively, the “Credit Facility”) which fixed our total available borrowings under the Credit Agreement at $450,000,000 while removing the provision to reduce this maximum for specified external capital raising events. The Credit Agreement matures on March 30, 2014 and provides for one 12-month extension option, subject to certain conditions and replaces a previous agreement that was set to expire February 1, 2012. Although both the new and previous agreements bear interest at LIBOR plus 3.75%, the LIBOR floor under the new Credit Agreement was reduced from 200 basis points to 100 basis points. The Credit Agreement removes the previous prohibition on paying common stock dividends, subject to a limitation. As amended on July 13, 2011, the Credit Agreement allows us to utilize up to $24,000,000 during any four consecutive fiscal quarter periods for either common stock dividends or common stock repurchases and requires a portion of the proceeds from the issuance of our Convertible Senior Notes due 2018 to be used to retire certain debt, as discussed below.

•
In July 2011, we issued $350,000,000 of 4.25% convertible senior notes due August 2018 in a private placement (the “Issuance”). As required by our Credit Facility, 75% of the net proceeds ($254,531,000) must be used to retire debt no later than 180 days subsequent to the closing of such Issuance, subject to an additional 90 day extension provided certain terms of the amendment are met. As of July 31, 2011, debt retirements of $133,118,000 have been deemed paid out of net proceeds. Including debt retirements subsequent to July 31, 2011, we have retired $181,418,000 of debt using net proceeds. The remaining $73,113,000 of debt, including $46,891,000 of puttable equity-linked senior notes due October 15, 2011, is expected to be retired within the 180 day period following the closing of the Issuance.

•
During the six months ended July 31, 2011, we generated significant proceeds from property sales and equity joint ventures of $321,438,000, the majority of which relates to new joint ventures formed with an outside partner for equity interests in 15 retail properties located in the New York City metropolitan area (see the “Net Gain on Disposition of Partial Interest in Rental Properties and Other Investment” section of the MD&A) and the sale of Waterfront Station – East 4th & West 4th Buildings (see the “Discontinued Operations” section of the MD&A) . This liquidity will be used to fund our equity requirements in our development projects and extend or paydown near term debt maturities.

•
During May 2011, we continued to address future liquidity needs related to our near to mid-term senior unsecured notes and deleverage our Balance Sheet, by entering into separate, privately negotiated exchange agreements whereby we exchanged $40,000,000 in aggregate principal of our Convertible Senior Notes due 2016 for 3,444,293 shares of Class A common stock. This transaction strengthened our Balance Sheet by converting senior recourse debt with a 2016 maturity date with permanent equity.

•
During July 2011, we also completed recapitalizations and modified credit facilities for 8 Spruce Street and DKLB BKLN. These transactions resulted in significant debt reduction for the properties. For 8 Spruce Street, our 30% partner in the project, converted its $110,000,000 of mezzanine debt to equity, increasing its equity ownership to 49%. We also modified the property’s existing nonrecourse financing, whereby the credit facility was reduced from $605,000,000 to $539,000,000 and the maturity was extended through July 1, 2016. These changes reduce total available debt on the property from $715,000,000 to $539,000,000. For DKLB BKLN, the holder of $30,000,000 mezzanine debt converted its mezzanine debt to a 49% equity interest in the property. We also modified the property’s existing bank financing, whereby the balance was reduced from $117,000,000 to $104,000,000 and the maturity was extended through July 3, 2013. These changes reduce total debt on the property from $147,000,000 to $104,000,000.

We continue to explore various other options to strengthen our balance sheet and enhance our liquidity, but can give no assurance that we can accomplish any of these other options on favorable terms or at all. If we cannot enhance our liquidity, it could adversely impact our growth and result in further curtailment of development activities.
As of July 31, 2011 we had $472,082,000 of nonrecourse mortgage financings with scheduled maturities during the fiscal year ending January 31, 2012, of which $54,239,000 represents regularly scheduled amortization payments. Subsequent to July 31, 2011, we have addressed $80,800,000 of these 2011 maturities, through closed transactions, commitments and/or automatic extensions. We also have extension options available on $88,739,000 of these 2011 maturities, all of which require some predefined condition in order to qualify for the extension, such as meeting or exceeding leasing hurdles, loan to value ratios or debt service coverage requirements. We cannot give assurance that the defined hurdles or milestones will be achieved to qualify for these extensions. We are currently in negotiations to refinance and/or extend the remaining $248,304,000 of nonrecourse debt scheduled to mature during the year ended January 31, 2012. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings.
As of July 31, 2011, we had two nonrecourse mortgages greater than five percent of our total nonrecourse mortgage debt and notes payable. The mortgages, encumbering New York Times, an office building in Manhattan, New York and Westchester’s Ridge Hill, have outstanding balances of $640,000,000 and $426,466,000, respectively, at July 31, 2011.
As of July 31, 2011, our share of nonrecourse mortgage debt and notes payable recorded on our unconsolidated subsidiaries amounted to $2,263,006,000 of which $125,261,000 ($12,562,000 represents scheduled principal payments) was scheduled to mature during the year ending January 31, 2012. Negotiations are ongoing on the 2011 maturities, but we cannot give assurance that we will obtain these financings on favorable terms or at all.

We have a fully consolidated development project consisting of approximately 13 acres of land held in Las Vegas, Nevada with a carrying value of approximately $128,000,000. The project was secured by a nonrecourse mortgage of approximately $41,800,000, which matured on July 1, 2011 and was in default at July 31, 2011. In August 2011, we were able to successfully resolve the defaulted nonrecourse mortgage by settling the entire outstanding balance of nonrecourse mortgage at a discount for a cash payment of approximately $26,600,000. Based on our current estimated cash flow analysis, the carrying value of the development project is projected to be recovered from estimated future undiscounted cash flows. However, if there are changes to our current development plan assumptions, or we experience significant delays in the development project, the assumptions used in our estimated cash flow analysis may change, resulting in a potentially significant impairment charge being recorded.
We have one nonrecourse mortgage amounting to $73,500,000 that is in default as of July 31, 2011. While we are actively negotiating with the lender to resolve the mortgage default, there is no assurance that the negotiations will be successful. If we are unable to successfully negotiate an extension, the lender could commence foreclosure proceedings and we could lose the real estate asset’s carrying value of approximately $58,351,000. The loss of the property would not have a significant impact to our financial condition, cash flows or liquidity.
We have a regional mall in Bolingbrook, Illinois which opened in 2007, and has yet to achieve its expected stabilization levels. The property is secured by an approximate $95,000,000 nonrecourse mortgage that is scheduled to mature in 2013 as well as a special real estate tax assessment that supports certain municipal bond financing that was used to provide infrastructure improvements benefiting the property. The property’s current operating results are insufficient to cover all operating expenses, special assessments and debt service payments. Although the Company currently intends to support this project until it achieves stabilization, there can be no assurance that the project will achieve the targeted operating results. As a result, it may not be feasible to continue to fund shortfalls and/or we may not be able to reach an extension or refinancing agreement at maturity and may default on the mortgage, resulting in the lender commencing foreclosure proceedings. In the event the lender forecloses on the property, we could lose the carrying value of our investment in the project amounting to $134,767,000 at July 31, 2011.
Four of our joint ventures accounted for under the equity method of accounting have nonrecourse mortgages that are past due or in default at July 31, 2011 (our proportional share of these mortgages is $9,411,000). If we go into default and are unable to negotiate an extension or otherwise cure the default, the lenders could commence foreclosure proceedings and we could lose the carrying value of our investment in these projects amounting to $7,028,000 at July 31, 2011.
Bank Revolving Credit Facility
On March 30, 2011, we and our 13-member bank group entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) and a Third Amended and Restated Guaranty of Payment of Debt (the “Guaranty”, and collectively, the “Credit Facility”). On April 21, 2011, one additional member was admitted to the bank group and the total available borrowings were increased from $425,000,000 to $450,000,000. The Credit Agreement matures on March 30, 2014 and provides for one, 12-month extension option, subject to certain conditions. Borrowings bear interest at LIBOR, subject to a floor of 100 basis points, plus 3.75%. Up to $100,000,000 of the available borrowings may be used, in the aggregate, for letters of credit and/or surety bonds. The Credit Facility has a number of restrictive covenants, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that we may incur and restrictions on the pledging of ownership interests in subsidiaries. The Credit Agreement removes the previous prohibition on paying common stock dividends, subject to a limitation. As amended on July 13, 2011, the Credit Agreement allows us to utilize up to $24,000,000 during any four consecutive fiscal quarter periods for either common stock dividends or common stock repurchases and requires a portion of the proceeds from the issuance of our Convertible Senior Notes due 2018 to be used to retire certain debt, as discussed below. Additionally, the Credit Facility contains certain development limitations and financial covenants, including the maintenance of minimum liquidity, certain debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as specified in the Credit Facility). At July 31, 2011, we were in compliance with all of these financial covenants.
On March 30, 2011, we also entered into a First Amendment to the Pledge Agreement (“Pledge Agreement”) with the banks party to the Credit Agreement. The Pledge Agreement secures our obligations under the Credit Agreement by granting a security interest to the bank group in its right, title and interest as a member, partner, shareholder or other equity holder of certain direct subsidiaries, including, but not limited to, its right to receive profits, proceeds, accounts, income, dividends, distributions or return of capital from such subsidiaries, to the extent the granting of such security interest would not result in a default under project level financing or the organizational documents of such subsidiaries.

On July 13, 2011, we entered into a first amendment to the Credit Facility. This amendment permitted us to issue $350,000,000 of 4.25% Convertible Senior Notes due 2018 (the “Issuance”). The amendment requires that 75% of the net proceeds ($254,531,000) from the Issuance be used to retire debt no later than 180 days subsequent to the closing of such Issuance, subject to an additional 90 day extension provided certain terms of the amendment are met. As of July 31, 2011, debt retirements of $133,118,000 have been deemed paid out of net proceeds. Including debt retirements subsequent to July 31, 2011, we have retired a total of $181,418,000 of debt using net proceeds. The remaining $73,113,000 of debt, including $46,891,000 of puttable equity-linked senior notes due October 15, 2011, is expected to be retired within the 180 day period following the closing of the Issuance.
The following table summarizes the available credit on the bank revolving credit facility:

	July 31, 2011	January 31, 2011
	(in thousands)
Maximum borrowings	$450,000	$470,336
Less outstanding balances and reserves:
Borrowings	–	137,152
Letters of credit	67,896	63,418
Surety bonds	–	–
Reserve for retirement of debt	121,413	46,891

Available credit	$260,691	$222,875

Senior and Subordinated Debt
The following table summarizes our senior and subordinated debt:

	July 31, 2011	January 31, 2011
	(in thousands)
Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011, net of discount	$46,466	$45,480
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	198,968	198,806
7.625% Senior Notes due 2015	178,253	178,253
5.000% Convertible Senior Notes due 2016	50,000	90,000
6.500% Senior Notes due 2017	132,144	132,144
4.250% Convertible Senior Notes due 2018	350,000	–
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	1,055,831	744,683

Subordinated Debt:
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Senior and Subordinated Debt	$1,084,831	$773,683

On July 19, 2011, we issued $350,000,000 of 4.25% convertible senior notes due August 15, 2018 (“2018 Notes”) in a private placement. The notes were issued at par and accrued interest is payable semi-annually on February 15 and August 15, beginning February 15, 2012. Net proceeds were $339,375,000, net of estimated offering costs.
Puttable Equity-Linked Senior Notes due 2011
On October 10, 2006, we issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 (“2011 Notes”) in a private placement. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15. During the year ended January 31, 2009, we purchased on the open market $15,000,000 in principal amount of our 2011 Notes. During the year ended January 31, 2010, we entered into privately negotiated exchange agreements with certain holders of the 2011 Notes to exchange $167,433,000 of aggregate principal amount of their 2011 Notes for a new issue of 3.625% puttable equity-linked senior notes due October 2014. During the year ended January 31, 2011, we retired $51,176,000 of 2011 Notes in exchange for Series A preferred stock and we purchased on the open market $7,000,000 in principal amount of our 2011 Notes. There was $46,891,000 ($46,466,000, net of discount) and $46,891,000 ($45,480,000, net of discount) of principal outstanding at July 31 and January 31, 2011, respectively.

Holders had the ability to put their notes to us prior to July 15, 2011 under certain limited circumstances, none of which transpired. On and after July 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date of October 15, 2011, holders may put their notes to us at any time, regardless of the foregoing circumstances. In addition, upon a designated event, as defined, holders may require us to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, as set forth in the applicable indenture.
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
The following table summarizes the carrying amounts of our debt and equity balances related to the 2011 Notes:

	July 31, 2011	January 31, 2011
	(in thousands)
Carrying amount of equity component	$7,484	$7,484

Outstanding principal amount of the puttable equity-linked senior notes	46,891	46,891
Unamortized discount	(425)	(1,411)

Net carrying amount of the puttable equity-linked senior notes	$46,466	$45,480

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
Holders may put their notes to us at any time prior to the earlier of (i) stated maturity or (ii) the Put Termination Date, as defined below. Upon a put, a note holder would receive 68.7758 shares of our Class A common stock per $1,000 principal amount of notes, based on a put value price of $14.54 per share of Class A common stock, subject to adjustment. The amount payable upon a put of the notes is only payable in shares of our Class A common stock, except for cash paid in lieu of fractional shares. If the daily volume weighted average price of the Class A common stock has equaled or exceeded 130% ($18.90 at July 31, 2011) of the put value price then in effect for at least 20 trading days in any 30 trading day period, we may, at our option, elect to terminate the rights of the holders to put their notes to us. If elected, we are required to issue a put termination notice that shall designate an effective date on which the holders termination put rights will be terminated, which shall be a date at least 20 days after the mailing of such put termination notice (the “Put Termination Date”). Holders electing to put their notes after the mailing of a put termination notice and before the Put Termination Date shall receive a coupon make-whole payment in an amount equal to the remaining scheduled interest payments attributable to such notes from the last applicable interest payment date through and including October 15, 2013. This coupon make-whole payment is payable, at the Company’s option, in either cash or Class A common stock.

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
Convertible Senior Notes due 2016
On October 26, 2009, we issued $200,000,000 of 5.00% convertible senior notes due October 15, 2016 (“2016 Notes”) in a private placement. The notes were issued at par and accrued interest is payable semi-annually on April 15 and October 15, beginning April 15, 2010. During the year ended January 31, 2011, we retired $110,000,000 of 2016 Notes in exchange for Class A common stock leaving $90,000,000 of the 2016 Notes outstanding as of January 31, 2011.
On May 5, 2011, we entered into separate, privately negotiated exchange agreements with certain holders of our 2016 Notes to exchange the notes for shares of Class A common stock. In order to induce the holders to make the exchange, we agreed to increase the conversion rate from 71.8894 shares of Class A common stock per $1,000 principal amount of notes to 86.1073 shares, which factors in foregone interest to the holders among other inducements. Under the terms of the agreements, holders agreed to exchange $40,000,000 in aggregate principal amount of notes for a total of 3,444,293 shares of Class A common stock. Any accrued but unpaid interest was paid in cash. Under the accounting guidance for induced conversion of convertible debt, the additional amounts paid to induce the holders to exchange their notes was expensed resulting in a non tax deductible loss of $10,800,000 during the three months ended July 31, 2011, which is recorded as early extinguishment of debt.
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
Convertible Senior Notes due 2018
On July 19, 2011, we issued $350,000,000 of 4.25% convertible senior notes due August 15, 2018 (“2018 Notes”) in a private placement. The notes were issued at par and accrued interest is payable semi-annually on February 15 and August 15, beginning February 15, 2012.
Holders may convert their notes at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. Upon conversion, a note holder would receive 46.1425 shares of our Class A common stock per $1,000 principal amount of notes, based on a conversion price of approximately $21.67 per share of Class A common stock, subject to adjustment. The amount payable upon a conversion of the notes is only payable in shares of our Class A common stock, except for cash paid in lieu of fractional shares. If the daily volume weighted average price of the Class A common stock has equaled or exceeded 130% ($28.17 at July 31, 2011) of the conversion price then in effect for at least 20 trading days in a 30 trading day period, we may, at our option, elect to terminate the conversion rights of the holders at any time. If elected, we are required to issue a conversion rights termination notice that shall designate an effective date on which the holders conversion rights will be terminated, which shall be a date at least 20 days after the mailing of such conversion rights termination notice (the “Conversion Termination Date”). Holders electing to convert their notes after the mailing of a conversion rights termination notice and before the Conversion Termination Date shall receive cash payments of accrued and unpaid interest to, but not including, the conversion date and a make-whole premium for an amount equal to the remaining scheduled interest payments attributable to such notes through and including August 15, 2014.
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
Prior to July 31, 2011, consolidated subsidiaries purchased $23,000,000 of the Converted Bonds from the investment banks. Simultaneous to each purchase, a corresponding amount of a related TRS was terminated and the corresponding secured borrowing was removed from the Consolidated Balance Sheets. On May 12, 2011, the District refinanced $42,000,000 of the outstanding $58,000,000 Junior Subordinated Bonds. We received $23,000,000 of the refinancing proceeds as repayment of Converted Bonds held by our consolidated subsidiaries and the investment banks received the remaining $19,000,000 of refinancing proceeds which simultaneously terminated a corresponding amount of the related TRS and corresponding secured borrowing. The fair value of the Converted Bonds recorded in other assets was $16,000,000 and $58,000,000 at July 31 and January 31, 2011, respectively. The outstanding TRS contracts on the $16,000,000 and $35,000,000 of secured borrowings related to the Converted Bonds at July 31 and January 31, 2011, respectively, were supported by collateral consisting primarily of certain notes receivable owned by us aggregating $6,154,000. We recorded net interest income of $251,000 and $674,000 related to the TRS for the three and six months ended July 31, 2011, respectively, and $503,000 and $1,025,000 for the three and six months ended July 31, 2010, respectively.

Other Financing Arrangements
A consolidated subsidiary of ours has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $22,183,000 of this commitment as of July 31, 2011. In addition, in June 2009, the consolidated subsidiary committed to fund $10,000,000 to the City of Denver and certain of its entities to be used to fund additional infrastructure projects and has funded $8,198,000 of this commitment as of July 31, 2011.
Nonrecourse Debt Financings
We use taxable and tax-exempt nonrecourse debt for our real estate projects. Substantially all of our operating and development properties are separately encumbered with nonrecourse mortgage debt which in some limited circumstances is supplemented by nonrecourse notes payable (collectively “nonrecourse debt”). For real estate projects financed with tax-exempt debt, we generally utilize variable-rate debt. For construction loans, we generally pursue variable-rate financings with maturities ranging from two to five years. For those real estate projects financed with taxable debt, we generally seek long-term, fixed-rate financing for those operating projects whose loans mature or are projected to open and achieve stabilized operations. The availability of nonrecourse mortgage capital is improving, especially in strong markets, but is still not at the levels before the economic downturn. For those assets that cannot be refinanced at attractive terms, we attempt to extend the maturities with existing lenders.
We are actively working to refinance and/or extend the maturities of the nonrecourse debt that is coming due in the next 24 months. During the six months ended July 31, 2011, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancings	$84,000
Development projects(1)	294,421
Loan extensions/additional fundings	257,856

$636,277

(1)	Represents the full amount available to be drawn on the loans.
Interest Rate Exposure
At July 31, 2011, the composition of nonrecourse mortgage debt was as follows:

	Operating	Development		Land		Total Weighted
	Properties	Projects		Projects	Total	Average Rate
	(dollars in thousands)
Fixed	$3,175,630	$196,088		$6,419	$3,378,137	5.90%
Variable
Taxable	1,292,598	514,788		13,732	1,821,118	4.99%
Tax-Exempt	406,432	–		16,000	422,432	1.34%

	$4,874,660	$710,876	(1)	$36,151	$5,621,687	5.26%

Total commitment from lenders		$1,497,679		$36,151

(1)	Proceeds from outstanding debt of $20,741 described above are recorded as restricted cash and escrowed funds. For bonds issued in conjunction with development, the full amount of the bonds is issued at the beginning of construction and must remain in escrow until costs are incurred.

To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)
08/01/11-02/01/12	$581,648	4.94%	$1,196,149	3.65%
02/01/12-02/01/13	215,082	3.25%	897,193	4.33%
02/01/13-02/01/14	13,826	6.55%	898,139	4.41%
02/01/14-02/01/15	–	–	652,496	5.44%
02/01/15-02/01/16	–	–	651,810	5.45%
02/01/16-09/01/17	–	–	640,000	5.50%
Tax-Exempt (Priced off of SIFMA Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
08/01/11-02/01/12	$174,639	5.83%
02/01/12-02/01/13	146,239	5.80%
02/01/13-02/01/14	101,214	5.87%
The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 2.69% and has never exceeded 8.00%.
Forward Swaps
We periodically enter into forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, we intend to simultaneously terminate the forward swap associated with that financing. At July 31, 2011, we had no forward swaps outstanding.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of July 31, 2011, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $7,892,000 at July 31, 2011. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $6,646,000 at July 31, 2011. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
From time to time, we and/or certain of our joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At July 31, 2011, the SIFMA rate was 0.08%. Additionally, we and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowing, resulting in minimal financial impact to us and/or the Joint Ventures. At July 31, 2011, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $260,982,000. The underlying TRS borrowings are subject to a fair value adjustment. In addition, we have TRS with a notional amount of $140,800,000 that is not designated as fair value hedging instruments, but is subject to interest rate risk.

Cash Flows
Operating Activities
Net cash provided by operating activities was $134,533,000 and $65,948,000 for the six months ended July 31, 2011 and 2010, respectively. The net increase in cash provided by operating activities in the six months ended July 31, 2011 compared to the six months ended July 31, 2010 of $68,585,000 is the result of the following (in thousands):

Decrease in rents and other revenues received	$(31,250)
Decrease in interest and other income received	(14,443)
Increase in cash distributions from unconsolidated entities	5,812
Increase in proceeds from land sales-Land Development Group	3,883
Increase in proceeds from land sales-Commercial Group	23,316
Decrease in land development expenditures	1,336
Decrease in operating expenditures	27,519
Decrease in restricted cash and escrowed funds used for operating purposes	13,677
Decrease in interest paid	38,735

Net increase in cash provided by operating activities	$68,585

Investing Activities
Net cash provided by (used in) investing activities was $23,790,000 and $(580,183,000) for the six months ended July 31, 2011 and 2010, respectively. Net cash provided by (used in) investing activities consisted of the following:

	Six Months Ended July 31,
	2011	2010
	(in thousands)
Capital expenditures	$(360,580)	$(400,085)

Payment of lease procurement costs	(12,020)	(13,598)

Decrease (increase) in other assets	1,457	(22,026)

Decrease (increase) in restricted cash and escrowed funds used for investing purposes:
Barclays Center, a sports arena complex under construction in Brooklyn, New York	84,164	(194,274)
8 Spruce Street, a mixed-use residential project under construction in Manhattan, New York (1)	49,665	(133,971)
Foundry Lofts, an apartment community under construction in Washington, D.C.	12,549	–
Westchester’s Ridge Hill, a retail center under construction in Yonkers, New York	2,374	–
Two MetroTech Center, an office building in Brooklyn, New York	1,365	(2,647)
DKLB BKLN, an unconsolidated apartment building in Brooklyn, New York (1)	571	15,392
Atlantic Yards, a mixed-use development project in Brooklyn, New York	(6,039)	(48,512)
Avenue at Tower City Center, a specialty retail center in Cleveland, Ohio	(3,745)	–
John Hopkins - 855 North Wolfe Street, an office building in East Baltimore, Maryland	(2,997)	–
Collateral returned for a forward swap on East River Plaza, an unconsolidated retail project in Manhattan, New York	–	22,930
American Cigar Company, an apartment community in Richmond, Virginia	–	(5,458)
Other	(891)	987

Subtotal	137,016	(345,553)

Proceeds from dispositions of full or partial interests in rental properties:
Disposition of partial interest in 15 retail properties in the New York metropolitan area	166,510	–
Waterfront Station – East 4th & West 4th Buildings, office buildings in Washington, D.C.	128,100	–
Development project in Washington D.C.	19,348	–
Charleston Marriott, a hotel in Charleston, West Virginia	7,480
Disposition of partial interests in seven buildings in our University Park project in Cambridge, Massachusetts	–	140,545
Disposition of partial interests in three apartment communities in the Washington D.C. metropolitan area	–	28,922
101 San Fernando, an apartment community in San Jose, California	–	20,534

Total proceeds from dispositions of full or partial interests in rental properties	321,438	190,001

Change in investments in and advances to affiliates – (investment in) or return of investment:
Dispositions:
Metropolitan Lofts, an unconsolidated apartment community in Los Angeles, California	12,590	–
Twin Lake Towers, an unconsolidated apartment community in Denver, Colorado	400	–
Metreon, an unconsolidated specialty retail center in San Francisco, California	–	17,882
Residential Projects:
8 Spruce Street, an unconsolidated mixed-use residential project under construction in Manhattan, New York (1)	(62,467)	–
DKLB BKLN, an unconsolidated apartment building in Brooklyn, New York (1)	(11,894)	–
Autumn Ridge, primarily refinancing proceeds from an unconsolidated project in Sterling Heights, Michigan	–	4,886
The Nets, a National Basketball Association member	(8,300)	–
Commercial Projects:
65/80 Landsdowne Street, primarily refinancing proceeds from an unconsolidated office building in Cambridge, Massachusetts	12,059	–
Village at Gulfstream, an unconsolidated specialty retail center project in Hallandale Beach, California	(5,041)	(3,804)
Metreon, an unconsolidated specialty retail center in San Francisco, California (Prior to disposition during the second quarter of 2010)	–	(2,024)
Land Development:
Woodforest, an unconsolidated project in Houston, Texas	–	(3,850)
Return of temporary advances from various Commercial Group properties to implement uniform portfolio cash management process	631	(9,717)
Other net (advances) returns of investment of equity method investments and other advances to affiliates	(1,499)	7,705

Subtotal	(63,521)	11,078

Net cash provided by (used in) investing activities	$23,790	$(580,183)

(1)	These properties changed from the full consolidation method of accounting to equity method of accounting on July 1, 2011 due to recapitalization transactions. Decreases in restricted cash amounts represent activity prior to the change to equity method of accounting while changes in investments in and advances to affiliates represent activity subsequent to the change to equity method of accounting.

Financing Activities
Net cash provided by financing activities was $60,653,000 and $449,558,000 for the six months ended July 31, 2011 and 2010, respectively. Net cash provided by financing activities consisted of the following:

	Six Months Ended July 31,
	2011	2010
	(in thousands)
Proceeds from nonrecourse mortgage debt and notes payable	$176,364	$330,555
Principal payments on nonrecourse mortgage debt and notes payable	(205,550)	(61,534)
Borrowings on bank revolving credit facility	464,575	477,822
Payments on bank revolving credit facility	(601,727)	(448,866)
Proceeds from issuance of Convertible Senior Notes, net of $10,625 of issuance costs	339,375	–
Payment of transaction costs related to Senior Note exchanges for Class A common stock	(3,200)	–
Purchase of senior notes due 2011 and 2017	–	(16,569)
Payment of deferred financing costs	(9,859)	(19,793)
Change in restricted cash and escrowed funds and book overdrafts	(10,714)	(8,021)
Proceeds from issuance of Series A preferred stock, net of $5,544 of issuance costs	–	44,456
Payment for equity call hedge related to the issuance of Series A preferred stock	–	(17,556)
Dividends paid to preferred shareholders	(7,700)	(4,107)
Purchase of treasury stock	(1,630)	(711)
Exercise of stock options	177	–
Contributions from redeemable noncontrolling interest	–	181,909
Contributions from noncontrolling interests	2,909	2,499
Distributions to noncontrolling interests	(82,367)	(10,526)

Net cash provided by financing activities	$60,653	$449,558

LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.
VARIABLE INTEREST ENTITIES
Our VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, hotels, land development and The Nets, a member of the NBA in which we account for our investment on the equity method of accounting. As of July 31, 2011, we determined that we were the primary beneficiary of 33 VIEs representing 22 properties (18 VIEs representing 9 properties in the Residential Group, 13 VIEs representing 11 properties in the Commercial Group and 2 VIEs/properties in the Land Development Group). The creditors of the consolidated VIEs do not have recourse to our general credit. As of July 31, 2011, we held variable interests in 59 VIEs for which we are not the primary beneficiary. The maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs totaling approximately $97,000,000 at July 31, 2011. In addition, we have also determined that we are the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 as of July 31, 2011 (see the “Senior and Subordinated Debt” section of the MD&A).
During the three months ended July 31, 2011, we completed a recapitalization transaction at 8 Spruce Street, whereby the existing noncontrolling partner converted its mezzanine debt to equity and the entity repaid other nonrecourse mortgage debt. Following the transaction, we determined the entity no longer qualified as a VIE. Based on the new equity structure, the amended partnership agreements and the substantive participating rights of the outside equity partner, the entity was deconsolidated during the three months ended July 31, 2011. The impact of the deconsolidation of the VIE on the Consolidated Balance Sheets and parenthetical disclosures of the VIE balances were decreases of $744,999,000 to real estate, net, $4,588,000 to cash and equivalents, $66,882,000 to restricted cash and escrowed funds, $18,561,000 to other assets, $670,000,000 to nonrecourse mortgage debt and $35,009,000 to accounts payable and accrued expenses, offset by an increase to investments in and advances to affiliates of $130,021,000.

NEW ACCOUNTING GUIDANCE
The following accounting pronouncements were adopted during the six months ended July 31, 2011:
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
The following new accounting pronouncements will be adopted on their respective required effective dates:
In June 2011, the FASB issued an amendment to the accounting guidance for the presentation of comprehensive income. This guidance provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, this guidance requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance is effective for annual and interim reporting periods beginning after December 15, 2011. Early adoption is permitted. We do not expect the adoption of this accounting guidance to have a material impact on our consolidated financial statements.
In May 2011, the FASB issued amendments to the accounting guidance on fair value measurement and disclosure requirements. This guidance results in common fair value measurement and disclosure requirements for financial statements prepared in accordance with GAAP and International Financial Reporting Standards. As a result, this guidance changes the wording used to describe many of the existing requirements for measuring fair value and for disclosing information about fair value measurements, but for many requirements the intent is not to change the existing application. Some of the guidance clarifies the FASB’s intent about the application of existing fair value measurement requirements or may change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2011. Early adoption is not permitted. We do not expect the adoption of the guidance to have a material impact on our consolidated financial statements.
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
SUBSEQUENT EVENT
We have a fully consolidated development project consisting of approximately 13 acres of land held in Las Vegas, Nevada. The project was secured by a nonrecourse mortgage of approximately $41,800,000, which matured on July 1, 2011 and was in default at July 31, 2011. In August 2011, we were able to successfully resolve the defaulted nonrecourse mortgage by settling the entire outstanding balance of the nonrecourse mortgage at a discount for a cash payment of approximately $26,600,000 which will result in a gain on extinguishment of debt of approximately $15,200,000 during the three months ended October 31, 2011.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes the increased difficulty or inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At July 31, 2011, our outstanding variable-rate debt consisted of $1,821,118,000 of taxable debt and $422,432,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. However, due to the current market conditions, when available, we are currently extending maturities with existing lenders at current market terms. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)
08/01/11-02/01/12	$581,648	4.94%	$1,196,149	3.65%
02/01/12-02/01/13	215,082	3.25%	897,193	4.33%
02/01/13-02/01/14	13,826	6.55%	898,139	4.41%
02/01/14-02/01/15	–	–	652,496	5.44%
02/01/15-02/01/16	–	–	651,810	5.45%
02/01/16-09/01/17	–	–	640,000	5.50%

Tax-Exempt (Priced off of SIFMA Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
08/01/11-02/01/12	$174,639	5.83%
02/01/12-02/01/13	146,239	5.80%
02/01/13-02/01/14	101,214	5.87%
The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 2.69% and has never exceeded 8.00%.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of July 31, 2011, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $7,892,000 at July 31, 2011. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $6,646,000 at July 31, 2011. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At July 31 and January 31, 2011, we reported interest rate caps and floors at fair value of approximately $40,000 and $195,000, respectively, in other assets. We also included interest rate swap agreements and TRS with positive fair values of approximately $5,362,000 and $4,661,000 at July 31 and January 31, 2011, respectively, in other assets. At July 31 and January 31, 2011, we included interest rate swap agreements and TRS that had a negative fair value of approximately $152,599,000 and $156,587,000, respectively, (which includes the forward swaps) in accounts payable and accrued expenses.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the table below contains the estimated fair value of our long-term debt at July 31, 2011.

			Fair Value
			with 100 bp Decrease
	Carrying Value	Fair Value	in Market Rates
	(in thousands)
Fixed	$4,462,968	$4,691,889	$5,021,209
Variable
Taxable	1,821,118	1,894,126	1,976,406
Tax-Exempt	422,432	415,022	476,612

Total Variable	$2,243,550	$2,309,148	$2,453,018

Total Long-Term Debt	$6,706,518	$7,001,037	$7,474,227

The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
July 31, 2011

	Expected Maturity Date
	Year Ending January 31,
							Total
						Period	Outstanding	Fair Market
Long-Term Debt	2012	2013	2014	2015	2016	Thereafter	7/31/11	Value 7/31/11
	(dollars in thousands)
Fixed:
Fixed-rate debt	$144,692	$318,236	$691,808	$386,623	$357,164	$1,479,614	$3,378,137	$3,633,885
Weighted average interest rate	6.36%	6.02%	6.30%	5.95%	5.58%	5.70%	5.90%

Senior & subordinated debt (1)	46,466 (3)	–	29,000 (5)	198,968 (4)	178,253	632,144	1,084,831	1,058,004
Weighted average interest rate	3.63%	–%	7.88%	3.63%	7.63%	5.27%	5.36%

Total Fixed-Rate Debt	191,158	318,236	720,808	585,591	535,417	2,111,758	4,462,968	4,691,889

Variable:
Variable-rate debt	327,152	737,390	92,673	23,563	–	640,340	1,821,118	1,894,126
Weighted average interest rate (2)	3.11%	3.72%	6.59%	3.68%	–%	7.23%	4.99%

Tax-exempt	238	239	91,055	272	290	330,338	422,432	415,022
Weighted average interest rate (2)	1.53%	1.58%	2.55%	1.58%	1.58%	1.01%	1.34%

Bank revolving credit facility (1)	–	–	–	–	–	–	–	–
Weighted average interest rate	–%	–%	–%	–%	–%	–%	–%

Total Variable-Rate Debt	327,390	737,629	183,728	23,835	290	970,678	2,243,550	2,309,148

Total Long-Term Debt	$518,548	$1,055,865	$904,536	$609,426	$535,707	$3,082,436	$6,706,518	$7,001,037

Weighted average interest rate	4.07%	4.41%	6.01%	5.10%	6.26%	5.43%	5.28%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of July 31, 2011.

(3)
Represents the principal amount of the puttable equity-linked senior notes of $46,891 less the unamortized discount of $425 as of July 31, 2011, as adjusted for the adoption of accounting guidance for convertible debt instruments. This unamortized discount is accreted through interest expense, which resulted in an effective interest rate of 7.51%.

(4)	Contains the principal amount of the puttable equity-linked senior notes less the unamortized discount of $1,032 as of July 31, 2011.

(5)	The mandatory tender date of the custodial receipts, which represent ownership in the bonds, was used for the expected maturity date in lieu of the maturity date on the face of the bonds.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
January 31, 2011

	Expected Maturity Date
	Year Ending January 31,
							Total
						Period	Outstanding	Fair Market
Long-Term Debt	2012	2013	2014	2015	2016	Thereafter	1/31/11	Value 1/31/11
	(dollars in thousands)
Fixed:
Fixed-rate debt	$280,274	$345,211	$855,352	$462,257	$361,758	$1,570,594	$3,875,446	$4,087,103
Weighted average interest rate	6.77%	6.10%	6.56%	5.96%	5.59%	5.75%	6.04%

Senior & subordinated debt (1)	45,480 (3)	–	29,000 (5)	198,806 (4)	178,253	322,144	773,683	715,625
Weighted average interest rate	3.63%	–%	7.88%	3.63%	7.63%	6.35%	5.84%

Total Fixed-Rate Debt	325,754	345,211	884,352	661,063	540,011	1,892,738	4,649,129	4,802,728

Variable:
Variable-rate debt	798,146	1,064,953	46,411	12,414	–	640,220	2,562,144	2,617,433
Weighted average interest rate(2)	3.80%	3.38%	6.05%	1.46%	–%	7.18%	4.50%

Tax-exempt	132,430	204,616	91,565	815	869	339,333	769,628	764,981
Weighted average interest rate(2)	2.63%	2.52%	2.78%	3.79%	3.79%	1.42%	2.09%

Bank revolving credit facility (1)	–	137,152	–	–	–	–	137,152	137,152
Weighted average interest rate(2)	–%	5.75%	–%	–%	–%	–%	5.75%

Total Variable-Rate Debt	930,576	1,406,721	137,976	13,229	869	979,553	3,468,924	3,519,566

Total Long-Term Debt	$1,256,330	$1,751,932	$1,022,328	$674,292	$540,880	$2,872,291	$8,118,053	$8,322,294

Weighted average interest rate	4.33%	4.00%	6.24%	5.19%	6.26%	5.62%	5.16%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of January 31, 2011.

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

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2011.
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b) – Not applicable.
(c) – Repurchase of equity securities during the quarter.

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased(1)	Per Share	or Programs	or Programs

Class A Common Stock
May 1 through May 31, 2011	456	$19.21	–	–
June 1 through June 30, 2011	15,708	$17.96	–	–
July 1 through July 31, 2011	–	$–	–	–

Total	16,164	$18.00	–	–

(1)	Class A common stock was repurchased to satisfy the minimum tax withholding requirements relating to restricted stock vesting.

Item 6. Exhibits

Exhibit
Number		Description of Document

3.1	-
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

4.8	-
Indenture, dated July 19, 2011, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Company Trust Company, N.A., as trustee, including as Exhibit A thereto, the Form of 4.25% Convertible Senior Note due 2018, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 19, 2011 (File No. 1-4372).

9.1	-
Voting Agreement, dated November 8, 2006, by and among Forest City Enterprises, Inc., RMS Limited Partnership, Powell Partners, Limited, Joseph M. Shafran and Bruce C. Ratner, incorporated by reference to Exhibit 9.1 to the Company’s Form 10-K for the year ended January 31, 2007 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.1	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 31, 2009 (File No. 1-4372).

+10.2	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.3	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.3.1	-
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

Exhibit
Number		Description of Document

+10.6.1	-
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

10.28.1	-
Increase Notice, dated as of April 21, 2011, pursuant to the Third Amended and Restated Credit Agreement, dated as of March 30, 2011, by and among Forest City Rental Properties Corporation, as Borrower, KeyBank National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and the banks named therein, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-Q for the quarter ended April 30, 2011 (File No. 1-4372).

Exhibit
Number		Description of Document

10.29	-
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

10.30
First Amendment to the Third Amended and Restated Credit Agreement and Third Amended and Restated Guaranty of Payment of Debt, dated as of July 13, 2011, by and among Forest City Rental Properties Corporation, Forest City Enterprises, Inc., KeyBank National Association, as Administrative Agent, PNC Bank National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 13, 2011 (File No. 1-4372).

10.31	-
Pledge Agreement, dated as of January 29, 2010, by Forest City Rental Properties Corporation to KeyBank National Association, as Agent for itself and the other Banks, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 4, 2010 (File No. 1-4372).

10.31.1	-
First Amendment to Pledge Agreement, dated as of March 30, 2011, by Forest City Rental Properties Corporation to KeyBank National Association, as Agent for itself and the other banks, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 5, 2011 (File No. 1-4372).

10.32	-	Form of Exchange Agreement, pertaining to 5.00% Convertible Senior Note due 2016, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 27, 2011 (File No. 1-4372).

10.33	-	Form of Exchange Agreement, pertaining to 5.00% Convertible Senior Note due 2016, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 5, 2011 (File No. 1-4372).

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	-
The following financial information from Forest City Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

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

FOREST CITY ENTERPRISES, INC. (Registrant)
Date: September 7, 2011	/s/ ROBERT G. O’BRIEN
	Name:	Robert G. O’Brien
Title: Executive Vice President, Chief Financial Officer and Treasurer

Date: September 7, 2011	/s/ LINDA M. KANE
	Name:	Linda M. Kane
Title: Senior Vice President, Chief Accounting and Administrative Officer

Exhibit Index

Exhibit
Number		Description of Document

31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	-
The following financial information from Forest City Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Loss (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).