Form 10-Q
period 2011-10-31
FOREST CITY ENTERPRISES INC
filed 2011-12-08
CIK 38067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

Class	Outstanding at December 1, 2011

Class A Common Stock, $.33 1/3 par value	150,156,140 shares

Class B Common Stock, $.33 1/3 par value	20,959,481 shares

Forest City Enterprises, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	October 31, 2011
	(Unaudited)	January 31, 2011

	(in thousands)
Assets
Real Estate
Completed rental properties	$7,126,942	$8,215,425
Projects under construction and development	2,237,756	2,706,235
Land held for development or sale	268,685	244,879

Total Real Estate	9,633,383	11,166,539

Less accumulated depreciation	(1,519,794)	(1,614,399)

Real Estate, net – (variable interest entities $1,976.8 million and $2,627.8 million, respectively)	8,113,589	9,552,140

Cash and equivalents – (variable interest entities $21.6 million and $24.7 million, respectively)	229,656	193,372
Restricted cash and escrowed funds – (variable interest entities $257.1 million and $471.4 million, respectively)	457,441	720,180
Notes and accounts receivable, net	388,913	403,101
Investments in and advances to unconsolidated entities	663,474	431,509
Other assets – (variable interest entities $133.1 million and $166.8 million, respectively)	610,310	759,399

Total Assets	$10,463,383	$12,059,701

Liabilities and Equity
Liabilities
Mortgage debt and notes payable, nonrecourse - (variable interest entities $950.7 million and $1,879.0 million, respectively)	$5,493,372	$7,207,218
Bank revolving credit facility	–	137,152
Senior and subordinated debt – (variable interest entities $29.0 million as of each period)	1,038,447	773,683
Accounts payable, accrued expenses and other liabilities - (variable interest entities $158.8 million and $150.2 million, respectively)	1,082,806	1,074,042
Cash distributions and losses in excess of investments in unconsolidated entities	285,171	290,492
Deferred income taxes	485,663	489,974

Total Liabilities	8,385,459	9,972,561

Redeemable Noncontrolling Interest	228,785	226,829

Commitments and Contingencies	–	–

Equity
Shareholders’ Equity
Preferred stock – 7.0% Series A cumulative perpetual convertible, without par value, $50 liquidation preference; 6,400,000 shares authorized; 4,399,998 shares issued and outstanding	220,000	220,000
Preferred stock – without par value; 13,600,000 shares authorized; no shares issued	–	–
Common stock – $.33 1/3 par value
Class A, 371,000,000 shares authorized, 148,303,025 and 144,251,634 shares issued and 148,192,446 and 144,230,310 shares outstanding, respectively	49,434	48,084
Class B, convertible, 56,000,000 shares authorized, 20,964,181 and 21,218,753 shares issued and outstanding, respectively; 26,257,961 issuable	6,988	7,073

Total common stock	56,422	55,157
Additional paid-in capital	740,484	689,004
Retained earnings	666,052	659,926
Less treasury stock, at cost; 110,579 and 21,324 Class A shares, respectively	(1,914)	(259)

Shareholders’ equity before accumulated other comprehensive loss	1,681,044	1,623,828
Accumulated other comprehensive loss	(114,723)	(94,429)

Total Shareholders’ Equity	1,566,321	1,529,399

Noncontrolling interest	282,818	330,912

Total Equity	1,849,139	1,860,311

Total Liabilities and Equity	$10,463,383	$12,059,701

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,

	2011	2010	2011	2010

	(in thousands, except per share data)		(in thousands, except per share data)

Revenues from real estate operations	$261,198	$287,046	$822,827	$850,049

Expenses
Operating expenses	169,155	162,082	491,834	486,726
Depreciation and amortization	55,415	60,367	166,660	177,733
Impairment of real estate	10,707	5,703	15,777	6,803

	235,277	228,152	674,271	671,262

Interest expense	(67,235)	(75,840)	(198,214)	(241,817)
Amortization of mortgage procurement costs	(3,414)	(3,322)	(9,036)	(8,655)
Gain on extinguishment of debt	15,101	2,460	9,334	10,653

Interest and other income	11,294	11,919	42,116	34,964
Net gain (loss) on disposition of partial interests in rental properties and other investment	5,849	(2,257)	15,410	257,990

Earnings (loss) before income taxes	(12,484)	(8,146)	8,166	231,922

Income tax expense (benefit)
Current	(13,890)	(7,459)	1,244	4,111
Deferred	(3,328)	26,960	(6,720)	87,586

	(17,218)	19,501	(5,476)	91,697

Equity in earnings of unconsolidated entities	1,273	22,232	23,652	19,293
Impairment of unconsolidated entities	(41,289)	(21,564)	(41,289)	(36,745)

Earnings (loss) from continuing operations	(35,282)	(26,979)	(3,995)	122,773

Discontinued operations, net of tax:
Operating earnings from rental properties	–	2,087	2,961	3,814
Impairment of real estate	–	(20,931)	–	(48,731)
Gain (loss) on disposition of rental properties	–	(758)	104,806	4,552

	–	(19,602)	107,767	(40,365)

Net earnings (loss)	(35,282)	(46,581)	103,772	82,408

Noncontrolling interests
(Earnings) loss from continuing operations attributable to noncontrolling interests	(2,743)	937	(2,341)	(15,768)
Earnings from discontinued operations attributable to noncontrolling interests	–	(1,147)	(83,755)	(6,147)

	(2,743)	(210)	(86,096)	(21,915)

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(38,025)	$(46,791)	$17,676	$60,493

Preferred dividends	(3,850)	(3,850)	(11,550)	(7,957)

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(41,875)	$(50,641)	$6,126	$52,536

Basic earnings (loss) per common share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	$(0.25)	$(0.20)	$(0.11)	$0.62
Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc.	–	(0.13)	0.14	(0.29)

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(0.25)	$(0.33)	$0.03	$0.33

Diluted earnings (loss) per common share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	$(0.25)	$(0.20)	$(0.11)	$0.58
Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc.	–	(0.13)	0.14	(0.25)

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(0.25)	$(0.33)	$0.03	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended October 31,
	2011	2010

	(in thousands)

Net loss	$(35,282)	$(46,581)

Other comprehensive income (loss), net of tax:

Unrealized net losses on investment securities	(8)	(16)

Foreign currency translation adjustments	(93)	155

Unrealized net losses on interest rate derivative contracts	(8,457)	(7,929)

Total other comprehensive loss, net of tax	(8,558)	(7,790)

Comprehensive loss	(43,840)	(54,371)

Comprehensive income attributable to noncontrolling interest	(2,749)	(168)

Total comprehensive loss attributable to Forest City Enterprises, Inc.	$(46,589)	$(54,539)

	Nine Months Ended October 31,
	2011	2010

	(in thousands)

Net earnings	$103,772	$82,408

Other comprehensive income (loss), net of tax:

Unrealized net losses on investment securities	(10)	–

Foreign currency translation adjustments	50	21

Unrealized net losses on interest rate derivative contracts	(19,288)	(31,426)

Total other comprehensive loss, net of tax	(19,248)	(31,405)

Comprehensive income	84,524	51,003

Comprehensive income attributable to noncontrolling interest	(87,142)	(21,845)

Total comprehensive income (loss) attributable to Forest City Enterprises, Inc.	$(2,618)	$29,158

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Equity

(Unaudited)

											Accumulated
	Preferred Stock		Common Stock				Additional				Other
	Series A		Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Interest	Total

	(in thousands)
Balances at January 31, 2010	–	$–	132,836	$44,279	22,516	$7,505	$571,189	$613,073	28	$(154)	$(87,266)	$356,214	$1,504,840
Cumulative effect of adoption of new consolidation accounting guidance												(74,034)	(74,034)
Net earnings, net of $1,925 attributable to redeemable noncontrolling interest								58,660				29,275	87,935
Other comprehensive loss, net of tax											(7,163)	(63)	(7,226)
Purchase of treasury stock									54	(786)			(786)
Conversion of Class B to Class A shares			1,297	432	(1,297)	(432)							–
Issuance of Class A shares in exchange for Convertible Senior Notes			9,774	3,258			133,186						136,444
Proceeds received from partial termination of Convertible Senior Notes hedge							1,869						1,869
Issuance of Series A preferred stock for cash	1,000	50,000					(5,544)						44,456
Issuance of Series A preferred stock in exchange for Senior Notes	3,400	170,000					(2,342)						167,658
Purchase of equity call hedge related to issuance of preferred stock							(17,556)						(17,556)
Preferred stock dividends								(11,807)					(11,807)
Exercise of stock options			123	41			1,899		(61)	681			2,621
Purchase of Puttable Equity-Linked Senior Notes due 2011							7						7
Restricted stock vested			222	74			(74)						–
Stock-based compensation							14,931						14,931
Excess income tax deficiency from stock-based compensation							(2,216)						(2,216)
Redeemable noncontrolling interest adjustment							(6,845)						(6,845)
Acquisition of partner’s noncontrolling interest in consolidated subsidiary							500					(500)	–
Contributions from noncontrolling interests												18,136	18,136
Distributions to noncontrolling interests												(20,777)	(20,777)
Change to equity method of accounting due to disposition of partial interests in rental properties												23,493	23,493
Other changes in noncontrolling interests												(832)	(832)

Balances at January 31, 2011	4,400	$220,000	144,252	$48,084	21,219	$7,073	$689,004	$659,926	21	$(259)	$(94,429)	$330,912	$1,860,311
Net earnings, net of $2,852 attributable to redeemable noncontrolling interest								17,676				88,948	106,624
Other comprehensive loss, net of tax											(20,294)	1,046	(19,248)
Purchase of treasury stock									90	(1,670)			(1,670)
Conversion of Class B to Class A shares			255	85	(255)	(85)							–
Issuance of Class A shares in exchange for Convertible Senior Notes due 2016			3,444	1,148			47,594						48,742
Restricted stock vested			339	113			(113)						–
Exercise of stock options			13	4			158		(1)	15			177
Preferred stock dividends								(11,550)					(11,550)
Stock-based compensation							9,516						9,516
Excess income tax deficiency from stock-based compensation							(790)						(790)
Redeemable noncontrolling interest adjustment							(4,808)						(4,808)
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries							(77)					(20,260)	(20,337)
Contributions from noncontrolling interests												3,087	3,087
Distributions to noncontrolling interests												(87,588)	(87,588)
Change to equity method of accounting for subsidiaries												(33,598)	(33,598)
Other changes in noncontrolling interests												271	271

Balances at October 31, 2011	4,400	$220,000	148,303	$49,434	20,964	$6,988	$740,484	$666,052	110	$(1,914)	$(114,723)	$282,818	$1,849,139

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended October 31,
	2011	2010

	(in thousands)

Net earnings	$103,772	$82,408
Depreciation and amortization	166,660	177,733
Amortization of mortgage procurement costs	9,036	8,655
Impairment of real estate	15,777	6,803
Impairment of unconsolidated entities	41,289	36,745
Write-off of abandoned development projects	9,931	678
Gain on extinguishment of debt	(9,334)	(10,653)
Net gain on disposition of partial interests in rental properties and other investment	(15,410)	(257,990)
Deferred income tax expense (benefit)	(6,720)	87,586
Equity in earnings of unconsolidated entities	(23,652)	(19,293)
Stock-based compensation expense	6,070	6,279
Amortization and mark-to-market adjustments of derivative instruments	3,320	10,145
Non-cash interest expense related to Puttable Equity-Linked Senior Notes	1,655	1,419
Cash distributions from operations of unconsolidated entities	37,747	29,755
Discontinued operations:
Depreciation and amortization	2,216	8,707
Amortization of mortgage procurement costs	739	1,531
Impairment of real estate	–	79,603
Deferred income tax expense (benefit)	14,558	(29,186)
Gain on disposition of rental properties	(121,695)	(4,776)
Cost of sales of land included in projects under construction and development and completed rental properties	3,868	17,359
Increase in land held for development or sale	(18,370)	(12,591)
Decrease in notes and accounts receivable	7,036	17,283
(Increase) decrease in other assets	(5,625)	7,069
Increase in restricted cash and escrowed funds used for operating purposes	(10,585)	(40,641)
Decrease in accounts payable, accrued expenses and other liabilities	(8,813)	(55,166)

Net cash provided by operating activities	203,470	149,462

Cash Flows from Investing Activities
Capital expenditures	(547,531)	(563,880)
Payment of lease procurement costs	(16,907)	(16,024)
Increase in other assets	(10,215)	(40,597)
Decrease (increase) in restricted cash and escrowed funds used for investing purposes	181,609	(301,856)
Proceeds from dispositions of full or partial interests in rental properties	319,461	189,788
(Increase) decrease in investments in and advances to affiliates	(90,210)	13,677

Net cash used in investing activities	(163,793)	(718,892)

Cash Flows from Financing Activities
Proceeds from nonrecourse mortgage debt and notes payable	265,836	599,495
Principal payments on nonrecourse mortgage debt and notes payable	(317,206)	(279,769)
Borrowings on bank revolving credit facility	464,575	661,352
Payments on bank revolving credit facility	(601,727)	(619,266)
Payment of Puttable Equity-Linked Senior Notes due 2011	(39,407)	–
Proceeds from issuance of Convertible Senior Notes due 2018, net of $10,625 of issuance costs	339,375	–
Payment of transaction costs related to exchanges of Convertible Senior Notes due 2016 for Class A common stock	(3,200)	–
Purchase of Senior Notes due 2011 and 2017	–	(16,569)
Payment of deferred financing costs	(12,414)	(25,155)
Change in restricted cash and escrowed funds and book overdrafts	(1,681)	(1,187)
Proceeds from issuance of Series A preferred stock, net of $5,544 of issuance costs	–	44,456
Payment for equity call hedge related to the issuance of Series A preferred stock	–	(17,556)
Dividends paid to preferred shareholders	(11,550)	(7,957)
Purchase of treasury stock	(1,670)	(711)
Exercise of stock options	177	–
Contributions from redeemable noncontrolling interest	–	181,909
Contributions from noncontrolling interests	3,087	2,526
Distributions to noncontrolling interests	(87,588)	(13,303)

Net cash (used in) provided by financing activities	(3,393)	508,265

Net increase (decrease) in cash and equivalents	36,284	(61,165)
Cash and equivalents at beginning of period	193,372	251,405

Cash and equivalents at end of period	$229,656	$190,240

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Supplemental Non-Cash Disclosures:

The table below represents the net effect of the following non-cash transactions:

	Nine Months Ended October 31,
	2011	2010

	(in thousands)

Operating Activities
Increase in land held for development or sale (1)(2)(3)	$(11,155)	$(16,631)
Decrease in notes and accounts receivable (4)(5)(6)(7)(8)	26,969	18,234
Decrease in other assets (4)(5)(6)(7)(9)	150,699	71,672
Decrease (increase) in restricted cash and escrowed funds (4)(5)(6)	149,593	(1,106)
Decrease in accounts payable, accrued expenses and other liabilities (3)(4)(5)(6)(7)	(4,235)	(115,435)

Total effect on operating activities	$311,871	$(43,266)

Investing Activities
Decrease in projects under construction and development (2)(3)(4)(6)(10)	$442,332	$32,714
Decrease in completed rental properties (2)(4)(5)(6)(7)	1,212,542	567,227
(Increase) decrease in investments in and advances to unconsolidated entities (4)(5)(6)(11)	(275,880)	108,974

Total effect on investing activities	$1,378,994	$708,915

Financing Activities
Decrease in nonrecourse mortgage debt and notes payable (1)(4)(5)(6)(7)(11)(12)	$(1,642,048)	$(661,185)
Decrease in senior and subordinated debt (9)(13)	(40,000)	(167,658)
Increase in preferred stock (13)	–	170,000
Increase in Class A common stock (9)	959	–
Increase (decrease) in additional paid-in capital (9)(10)(11)(12)(13)	37,956	(2,080)
Increase in redeemable noncontrolling interest (11)	4,808	44,842
Decrease in noncontrolling interest (4)(5)(6)(8)(12)	(52,540)	(49,568)

Total effect on financing activities	$(1,690,865)	$(665,649)

(1)	Assumption of debt in exchange for a 75% equity interest in a land development project during the nine months ended October 31, 2011.

(2)	Commercial Group and Residential Group outlots reclassified prior to sale from projects under construction and development or completed rental properties to land held for sale.

(3)	Increase or decrease in construction payables included in accounts payable, accrued expenses and other liabilities.

(4)	Change to equity method of accounting from full consolidation for 8 Spruce Street and DKLB BKLN apartment buildings, due to recapitalization transactions during the nine months ended October 31, 2011.

(5)

Disposition of partial interests in Mall at Stonecrest, a regional mall, and 15 New York retail properties and change to equity method of accounting for remaining ownership interest during the nine months ended October 31, 2011 and disposition of partial interests in the Company’s mixed-use University Park project and in The Grand, Lenox Club and Lenox Park apartment communities and change to equity method of accounting for the remaining ownership interest during the nine months ended October 31, 2010.

(6)

Change in consolidation method of accounting for various entities in the Residential and Commercial Groups during the nine months ended October 31, 2010, due to the adoption of accounting guidance for the consolidation of variable interest entities.

(7)

Disposition of Waterfront Station East 4th & West 4th Buildings, office buildings, and Charleston Marriott, a hotel, including assumption of nonrecourse mortgage debt by the buyers, during the nine months ended October 31, 2011 and disposition of Saddle Rock Village, a specialty retail center, and 101 San Fernando, an apartment community, during the nine months ended October 31, 2010.

(8)	Receipt of a note receivable as a contribution from a noncontrolling interest during the nine months ended October 31, 2010.

(9)	Exchange of a portion of the Company’s senior notes due 2016 for Class A common stock during the nine months ended October 31, 2011.

(10)	Capitalization of stock-based compensation granted to employees directly involved with the acquisition, development and construction of real estate.

(11)

Conversion of loans into investments in and advances to unconsolidated entities and redeemable noncontrolling interest in accordance with the amended operating agreement of Nets Sports and Entertainment, LLC, concurrent with the Company’s closing on the purchase agreement with entities controlled by Mikhail Prokhorov during the nine months ended October 31, 2010 and adjustments to redemption value of redeemable noncontrolling interest during the nine months ended October 31, 2011.

(12)

Difference between fair value of consideration transferred and the book value of noncontrolling interest in connection with the acquisition of certain partners’ noncontrolling interests in Nets Sports and Entertainment, LLC and development projects in the Commercial Group during the nine months ended October 31, 2011.

(13)

Exchange of a portion of the Company’s senior notes due 2011, 2015 and 2017 for a new issue of 7.0% Series A Cumulative Perpetual Convertible Preferred Stock during the nine months ended October 31, 2010.

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

Reclassification

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation. $290,492,000 was reclassified from investments in and advances to unconsolidated entities to cash distributions and losses in excess of investments in unconsolidated entities on the consolidated balance sheet as of January 31, 2011.

Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”).

	October 31, 2011	January 31, 2011

	(in thousands)

Unrealized losses on securities	$502	$485
Unrealized losses on foreign currency translation	1,435	1,516
Unrealized losses on interest rate contracts (1)	185,626	153,432

	187,563	155,433
Noncontrolling interest and income tax benefit	(72,840)	(61,004)

Accumulated Other Comprehensive Loss	$114,723	$94,429

(1)	Included in the amounts as of October 31 and January 31, 2011 are $134,132 and $102,387, respectively, of unrealized losses on an interest rate swap associated with New York Times, an office building in Manhattan, New York, on its nonrecourse mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all-in lender interest rate of 6.40% (5.50% swap rate plus 0.90% lender spread) and expires in September 2017. Approximately $32,900 is expected to be reclassified from accumulated OCI to interest expense within the next twelve months.

Fair Value of Financial Instruments

The carrying amount of notes and accounts receivable and accounts payable, accrued expenses and other liabilities approximates fair value based upon the short-term nature of the instruments. The Company estimates the fair value of its debt instruments by discounting future cash payments at interest rates that the Company believes approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

A.	Accounting Policies (continued)

The following table summarizes the fair value of nonrecourse mortgage debt and notes payable, bank revolving credit facility and senior and subordinated debt:

	October 31, 2011		January 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)		(in thousands)
Fixed	$4,326,021	$4,473,280	$4,649,129	$4,802,728
Variable	2,205,798	2,261,168	3,468,924	3,519,566
Total	$6,531,819	$6,734,448	$8,118,053	$8,322,294

See Note H for fair values of other financial instruments.

Variable Interest Entities

The Company’s VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, hotels, land development and The Nets, a member of the National Basketball Association (“NBA”) in which the Company accounts for its investment on the equity method of accounting. As of October 31, 2011, the Company determined that it was the primary beneficiary of 33 VIEs representing 22 properties (18 VIEs representing 9 properties in the Residential Group, 13 VIEs representing 11 properties in the Commercial Group and 2 VIEs/properties in the Land Development Group). The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of October 31, 2011, the Company held variable interests in 59 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of its involvement with these unconsolidated VIEs is limited to the Company’s recorded investments in those VIEs totaling approximately $67,000,000 at October 31, 2011. In addition, the Company has also determined that it is the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 as of October 31, 2011.

In July 2011, the Company completed a recapitalization transaction at 8 Spruce Street, an apartment community in Manhattan, New York, whereby the existing noncontrolling partner converted its mezzanine debt to equity and the entity repaid other nonrecourse mortgage debt. Following the transaction, the Company determined the entity no longer qualified as a VIE. Based on the new equity structure, the amended partnership agreements and the substantive participating rights of the outside equity partner, the entity was deconsolidated during the nine months ended October 31, 2011. The impact of the deconsolidation of the VIE on the Consolidated Balance Sheets and parenthetical disclosures of the VIE balances were decreases of $744,999,000 to real estate, net, $4,588,000 to cash and equivalents, $66,882,000 to restricted cash and escrowed funds, $18,561,000 to other assets, $670,000,000 to nonrecourse mortgage debt and $35,009,000 to accounts payable, accrued expenses and other liabilities, offset by an increase to investments in and advances to unconsolidated entities of $130,021,000.

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

New Accounting Guidance

The following accounting pronouncements were adopted during the nine months ended October 31, 2011:

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

The following new accounting pronouncements will be adopted on their respective required effective dates:

In September 2011, the FASB issued an amendment to the accounting guidance on testing goodwill for impairment. This guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after performing a qualitative assessment, an entity determines that it is not more likely than not that the fair market value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is not necessary. If an entity concludes otherwise, it is then required to perform the first step of the two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements.

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

Investments in unconsolidated entities include investments in and advances to unconsolidated entities and cash distributions and losses in excess of investments in unconsolidated entities that the Company does not control and/or is not deemed to be the primary beneficiary, which are accounted for under the equity method of accounting.

The following is a reconciliation of members’ and partners’ equity to the Company’s carrying value:

	October 31,	January 31,

	2011	2011

	(in thousands)

Members’ and partners’ equity, as below	$997,264	$587,164
Equity of other members and partners	832,134	616,640

Company’s investment in partnerships	165,130	(29,476)
Basis differences (1)	113,681	76,634
Advances to and on behalf of affiliates	99,492	93,859

Total Investments in Unconsolidated Entities	$378,303	$141,017

Assets - Investments in and advances to unconsolidated entities	$663,474	$431,509
Liabilities - Cash distributions and losses in excess of investments in unconsolidated entities	(285,171)	(290,492)

Total Investments in Unconsolidated Entities	$378,303	$141,017

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the equity method venture level, which is typically amortized over the life of the related assets and liabilities. Basis differences occur from certain acquisition, transaction and other costs, as well as other-than-temporary impairments that are not reflected in the net assets at the equity method venture level.

Summarized financial information for the equity method investments is as follows:

	(Combined 100%)
	October 31,	January 31,

	2011	2011

	(in thousands)

Balance Sheet:
Real Estate
Completed rental properties	$7,155,582	$5,514,041
Projects under construction and development	351,217	174,106
Land held for development or sale	226,477	272,930

Total Real Estate	7,733,276	5,961,077

Less accumulated depreciation	(1,224,318)	(944,968)

Real Estate, net	6,508,958	5,016,109
Cash and equivalents	144,173	109,246
Restricted cash - military housing bond funds	325,605	384,584
Other restricted cash and escrowed funds	307,370	206,778
Other assets	753,977	536,246
Operating property assets held for sale(1)	–	67,190

Total Assets	$8,040,083	$6,320,153

Mortgage debt and notes payable, nonrecourse	$6,533,871	$5,301,900
Other liabilities	508,948	369,871
Liabilities of operating property held for sale(1)	–	61,218
Members’ and partners’ equity	997,264	587,164

Total Liabilities and Members’ and Partners’ Equity	$8,040,083	$6,320,153

(1)	Represents assets and liabilities of Metropolitan Lofts, an unconsolidated apartment community in Los Angeles, California, which was disposed of February 1, 2011.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

B.	Investments in Unconsolidated Entities (continued)

	(Combined 100%)		(Combined 100%)
	Three Months Ended October 31,		Nine Months Ended October 31,

	2011	2010	2011	2010

	(in thousands)		(in thousands)
Operations:
Revenues	$260,808	$218,500	$775,828	$675,177
Operating expenses	(130,799)	(112,983)	(425,585)	(378,785)
Interest expense including early extinguishment of debt	(80,043)	(67,945)	(240,334)	(197,938)
Impairment of real estate (1)	–	–	–	(1,457)
Depreciation and amortization	(48,693)	(41,806)	(144,344)	(122,383)
Interest and other income	3,541	4,190	11,068	11,515

Earnings (loss) from continuing operations	$4,814	$(44)	(23,367)	(13,871)

Discontinued operations:
Operating earnings from rental properties	–	1,390	–	1,614
Gain on disposition of rental properties (2)	–	10,998	–	10,998

Discontinued operations subtotal	–	12,388	–	12,612

Net earnings (loss) (pre-tax)	$4,814	$12,344	$(23,367)	$(1,259)

Company’s portion of net earnings (pre-tax)	1,273	22,232	11,085	19,380
Impairment of investments in unconsolidated entities (1)	(41,289)	(21,564)	(41,289)	(36,002)
Gain (loss) on disposition of equity method investments (2)	–	–	12,567	(830)

Net earnings (loss) (pre-tax) from unconsolidated entities	$(40,016)	$668	$(17,637)	$(17,452)

(1) The following table shows the detail of the impairment noted above:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010

	(in thousands)		(in thousands)
Impairment of real estate:
Mixed-Use Land Development:
Old Stone Crossing at Caldwell Creek Charlotte, North Carolina	$–	$–	$–	$1,457

Company’s portion of impairment of real estate	$–	$–	$–	$743

Impairment of investments in unconsolidated entities:
Specialty Retail Centers:
Village at Gulfstream Park Hallandale Beach, Florida	$34,579	$–	$34,579	$–
Metreon San Francisco, California	–	–	–	4,595
Commercial land and development rights Cleveland, Ohio	4,610	–	4,610	–
Mixed-Use Land Development:
Sterling Lakes Pepper Pike, Ohio	1,700	–	1,700	–
Central Station:
Four Museum Park properties Chicago, Illinois	–	18,311	–	18,311
Mercy Campus Chicago, Illinois	–	–	–	1,817
Office Buildings:
Mesa del Sol – Aperture Center Albuquerque, New Mexico	–	2,733	–	2,733
818 Mission Street San Francisco, California	–	–	–	4,018
Bulletin Building San Francisco, California	–	–	–	3,543
Other	400	520	400	985

Total impairment of investments in unconsolidated entities	$41,289	$21,564	$41,289	$36,002

Total impairment of unconsolidated entities	$41,289	$21,564	$41,289	$36,745

(2)        Upon disposition, investments accounted for on the equity method are not classified as discontinued operations; therefore, gains or losses on the disposition of these properties are reported in continuing operations. The following table shows the detail of the gains and losses on the disposition of unconsolidated entities:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010

	(in thousands)		(in thousands)
Gain on disposition of rental properties:
Woodbridge Crossing (Specialty Retail Center) Woodbridge, New Jersey	$–	$6,443	$–	$6,443
Pebble Creek (Apartment Community) Twinsburg, Ohio	–	4,555	–	4,555

Gain on disposition of rental properties	$–	$10,998	$–	$10,998

Company’s portion of gain on disposition of rental properties	$–	$8,658	$–	$8,658

Gain (loss) on disposition of equity method investments:
Apartment Communities:
Metropolitan Lofts Los Angeles, California	$–	$–	$9,964	$–
Twin Lake Towers Denver, Colorado	–	–	2,603	–
Specialty Retail Centers:
Coachella Plaza Coachella, California	–	–	–	104
Southgate Mall Yuma, Arizona	–	–	–	64
El Centro Mall El Centro, California	–	–	–	48
Metreon San Francisco, California	–	–	–	(1,046)

Total gain (loss) on disposition of equity method investments, net	$–	$–	$12,567	$(830)

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

C.   Mortgage Debt and Notes Payable, Nonrecourse

The following table summarizes the composition of mortgage debt and notes payable, nonrecourse maturities including scheduled amortization and balloon payments as of October 31, 2011:

			Scheduled
	Total	Scheduled	Balloon
Fiscal Years Ending January 31,	Maturities	Amortization	Payments
	(in thousands)

2012	$372,285	$26,925	$345,360
2013	1,103,181	$91,932	$1,011,249
2014	782,575	$38,473	$744,102
2015	313,605	$30,758	$282,847
2016	343,929	$28,162	$315,767
Thereafter	2,577,797

Total	$5,493,372

D.   Financing Arrangements

On August 16, 2005, the Park Creek Metropolitan District (the “District”) issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially were to pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC, a consolidated subsidiary, entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC was entitled and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. The District withdrew $58,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures by June 2, 2008 and the Junior Subordinated Bonds became Converted Bonds. The Converted Bonds were acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and the Company simultaneously entered into a total rate of return swap (“TRS”) with a notional amount of $58,000,000. The Company receives a fixed rate of 8.5% and pays the Security Industry and Financial Markets Association (“SIFMA”) rate plus a spread on the TRS related to the Converted Bonds. The Company determined that the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control; therefore, the Converted Bonds have been recorded as a secured borrowing and included in mortgage debt and note payable, nonrecourse.

Prior to May 12, 2011, consolidated subsidiaries of the Company purchased $23,000,000 of the Converted Bonds from the investment banks. Simultaneous to each purchase, a corresponding amount of a related TRS was terminated and the corresponding secured borrowing was removed from the Consolidated Balance Sheets. On May 12, 2011, the District refinanced $42,000,000 of the outstanding $58,000,000 Junior Subordinated Bonds. The Company received $23,000,000 of the refinancing proceeds as repayment of Converted Bonds held by its consolidated subsidiaries and the investment banks received the remaining $19,000,000 of refinancing proceeds which simultaneously terminated a corresponding amount of the related TRS and corresponding secured borrowing. The fair value of the Converted Bonds recorded in other assets was $16,000,000 and $58,000,000 at October 31 and January 31, 2011, respectively. The outstanding TRS contracts on the $16,000,000 and $35,000,000 of secured borrowings related to the Converted Bonds at October 31 and January 31, 2011, respectively, were supported by collateral consisting primarily of certain notes receivable owned by the Company aggregating $5,236,000. The Company recorded net interest income of $273,000 and $947,000 related to the TRS for the three and nine months ended October 31, 2011, respectively, and $505,000 and $1,530,000 for the three and nine months ended October 31, 2010, respectively.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

E.   Bank Revolving Credit Facility

On March 30, 2011, the Company and its 13-member bank group entered into a Third Amended and Restated Credit Agreement and a Third Amended and Restated Guaranty of Payment of Debt (collectively, the “Credit Facility”). On April 21, 2011, one additional member was admitted to the bank group and the total available borrowings were increased from $425,000,000 to $450,000,000. The Credit Facility matures on March 30, 2014 and provides for one, 12-month extension option, subject to certain conditions. Borrowings bear interest at LIBOR, subject to a floor of 100 basis points, plus 3.75%. Up to $100,000,000 of the available borrowings may be used, in the aggregate, for letters of credit and/or surety bonds. The Credit Facility has a number of restrictive covenants, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that the Company may incur and restrictions on the pledging of ownership interests in subsidiaries. The Credit Facility removes the previous prohibition on paying common stock dividends, subject to a specified limitation. As amended on July 13, 2011, this limitation allows the Company to utilize up to $24,000,000 during any four consecutive fiscal quarter periods for either common stock dividends or common stock repurchases and requires a portion of the proceeds from the issuance of the Company’s Convertible Senior Notes due 2018 to be used to retire certain debt, as discussed below. Additionally, the Credit Facility contains certain development limitations and financial covenants, including the maintenance of minimum liquidity, certain debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as specified in the Credit Facility). At October 31, 2011, the Company was in compliance with all of these financial covenants.

On March 30, 2011, the Company also entered into a First Amendment to the Pledge Agreement (“Pledge Agreement”) with the banks party to the Credit Facility. The Pledge Agreement secures the Company’s obligations under the Credit Facility by granting a security interest to the bank group in its right, title and interest as a member, partner, shareholder or other equity holder of certain direct subsidiaries, including, but not limited to, its right to receive profits, proceeds, accounts, income, dividends, distributions or return of capital from such subsidiaries, to the extent the granting of such security interest would not result in a default under project level financing or the organizational documents of such subsidiaries.

On July 13, 2011, the Company entered into a first amendment to the Credit Facility. This amendment permitted the Company to issue $350,000,000 of Convertible Senior Notes due 2018 (the “Issuance”). The amendment required that 75% of the net proceeds ($254,531,000) from the Issuance be used to retire debt no later than 180 days subsequent to the closing of such Issuance, subject to an additional 90-day extension provided certain terms of the amendment are met. At October 31, 2011, the Company has fully met this requirement and no further reserve for retirement of debt is required.

The following table summarizes the available credit on the Credit Facility:

	October 31, 2011	January 31, 2011

	(in thousands)

Maximum borrowings	$ 450,000	$ 470,336
Less outstanding balances and reserves:
Borrowings	–	137,152
Letters of credit	74,221	63,418
Surety bonds	–	–
Reserve for retirement of debt	–	46,891

Available credit	$ 375,779	$ 222,875

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

F.  Senior and Subordinated Debt

The following table summarizes the Company’s senior and subordinated debt:

	October 31, 2011	January 31, 2011

	(in thousands)
Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011, net of discount	$–	$45,480
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	199,050	198,806
7.625% Senior Notes due 2015	178,253	178,253
5.000% Convertible Senior Notes due 2016	50,000	90,000
6.500% Senior Notes due 2017	132,144	132,144
4.250% Convertible Senior Notes due 2018	350,000	–
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	1,009,447	744,683

Subordinated Debt:
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Senior and Subordinated Debt	$1,038,447	$773,683

All of the Company’s senior notes are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to all existing and future secured indebtedness and other liabilities of the Company’s subsidiaries to the extent of the value of the collateral securing such other debt, including the Credit Facility. The indentures governing the senior notes contain covenants providing, among other things, limitations on incurring additional debt and payment of dividends. At October 31, 2011, the Company was in compliance with all of these financial covenants.

Puttable Equity-Linked Senior Notes due 2011

During October 2011, the Company’s remaining 3.625% Puttable Equity-Linked Senior Notes due 2011 (“2011 Notes”) matured and were paid in full.

The following table summarizes the carrying amounts of the Company’s debt and equity balances related to the 2011 Notes:

January 31, 2011
(in thousands)

Carrying amount of equity component	$7,484

Outstanding principal amount of the puttable equity-linked senior notes	46,891
Unamortized discount	(1,411)

Net carrying amount of the puttable equity-linked senior notes	$45,480

The unamortized discount was amortized as additional interest expense through October 15, 2011. The effective interest rate for the liability component of the 2011 Notes was 7.51%. The Company recorded non-cash interest expense of $426,000 and $1,411,000 for the three and nine months ended October 31, 2011, respectively, and $322,000 and $1,174,000 for the three and nine months ended October 31, 2010, respectively. The Company recorded contractual interest expense of $354,000 and $1,204,000 for the three and nine months ended October 31, 2011, respectively, and $425,000 and $1,576,000 for the three and nine months ended October 31, 2010, respectively.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

F.  Senior and Subordinated Debt (continued)

Convertible Senior Notes due 2016

On May 5, 2011, the Company entered into separate, privately negotiated exchange agreements with certain holders of its 5.00% Convertible Senior Notes due October 15, 2016 (“2016 Notes”) to exchange the notes for shares of the Company’s Class A common stock. In order to induce the holders to make the exchange, the Company agreed to increase the conversion rate from 71.8894 shares of Class A common stock per $1,000 principal amount of notes to 86.1073 shares, which factors in foregone interest to the holders among other inducements. Under the terms of the agreements, holders agreed to exchange $40,000,000 in aggregate principal amount of notes for a total of 3,444,293 shares of Class A common stock. Any accrued but unpaid interest was paid in cash. Under the accounting guidance for induced conversion of convertible debt, the additional amounts paid to induce the holders to exchange their notes was expensed resulting in a non-tax deductible loss of $10,800,000 during the nine months ended October 31, 2011, which is recorded as early extinguishment of debt.

Convertible Senior Notes due 2018

On July 19, 2011, the Company issued $350,000,000 of 4.25% Convertible Senior Notes due August 15, 2018 (“2018 Notes”) in a private placement. The notes were issued at par and accrued interest is payable semi-annually on February 15 and August 15, beginning February 15, 2012.

Holders may convert their notes at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. Upon conversion, a note holder would receive 46.1425 shares of the Company’s Class A common stock per $1,000 principal amount of notes, based on a conversion price of approximately $21.67 per share of Class A common stock, subject to adjustment. The amount payable upon a conversion of the notes is only payable in shares of Class A common stock, except for cash paid in lieu of fractional shares. If the daily volume weighted average price of the Class A common stock has equaled or exceeded 130% ($28.17 at October 31, 2011) of the conversion price then in effect for at least 20 trading days in a 30 trading day period, the Company may, at its option, elect to terminate the conversion rights of the holders at any time. If it so elects, the Company is required to issue a conversion rights termination notice that designates an effective date on which the holders conversion rights will be terminated, which shall be a date at least 20 days after the mailing of such conversion rights termination notice (the “Conversion Termination Date”). Holders electing to convert their notes after the mailing of a conversion rights termination notice and before the Conversion Termination Date shall receive cash payments of accrued and unpaid interest to, but not including, the conversion date and a make-whole premium for an amount equal to the remaining scheduled interest payments attributable to such notes through and including August 15, 2014.

G.	Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned decreases in earnings and cash flows that may be caused by interest rate volatility. Derivative instruments that are used as part of the Company’s strategy include interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. The Company enters into interest rate swaps to convert certain floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions, or forward starting swaps to hedge the changes in benchmark interest rates on forecasted financings. The Company enters into interest rate swap agreements for hedging purposes for periods that are generally one to ten years. Option products utilized include interest rate caps, floors and Treasury options. The use of these option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt. The caps and floors have typical durations ranging from one to three years while the Treasury options are for periods of five to ten years. The Company does not have any Treasury options outstanding at October 31, 2011.

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The amount of ineffectiveness charged to earnings was insignificant for all periods presented. There are no amounts in the total ineffectiveness charged to earnings related to derivative losses reclassified from accumulated OCI as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter (missed forecasted transaction). As of October 31, 2011, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $27,834,000, net of tax. However, the actual amount reclassified could vary due to future changes in fair value of these derivatives.

Fair Value Hedges of Interest Rate Risk

From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by the Company and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require the Company and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At October 31, 2011, the SIFMA rate was 0.14%. Additionally, the Company and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowing, resulting in minimal financial impact to the Company and/or the Joint Ventures. At October 31, 2011, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $260,982,000. The underlying TRS borrowings are subject to a fair value adjustment (refer to Note H – Fair Value Measurements).

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

The Company periodically enters into forward swaps to protect itself against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time the Company secures and locks an interest rate on an anticipated financing, it intends to simultaneously terminate the forward swap associated with that financing. At October 31, 2011, the Company had no forward swaps outstanding. The Company terminated forward swaps with notional amounts of $62,800,000 and $107,000,000 on February 1, 2011 and May 3, 2010, respectively. These forward swaps were not designated as cash flow hedges under the accounting guidance on derivatives and hedging activities. As such, the change in fair value of these swaps was marked to market through earnings on a quarterly basis. Related to these forward swaps, the Company recorded $229,000 for the nine months ended October 31, 2011 as a reduction to interest expense and $1,409,000 and $6,134,000 for the three and nine months ended October 31, 2010, respectively, as an increase of interest expense.

In instances where the Company enters into separate derivative instruments effectively hedging the same debt for consecutive annual periods, the amount of notional is excluded from the following disclosure in an effort to provide information that enables the financial statement user to understand the Company’s volume of derivative activity.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

G.  Derivative Instruments and Hedging Activities (continued)

The following table presents the fair values and location in the Consolidated Balance Sheets of all derivative instruments:

	Fair Value of Derivative Instruments October 31, 2011

			Liability Derivatives
	Asset Derivatives		(included in Accounts Payable, Accrued
	(included in Other Assets)		Expenses and Other Liabilities)

	Current Notional	Fair Value	Current Notional	Fair Value

	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate caps	$–	$–	$–	$–
Interest rate swap agreements	–	–	1,197,320	140,465
TRS	27,197	414	233,785	11,795

Total derivatives designated as hedging instruments	$27,197	$414	$1,431,105	$152,260

Derivatives Not Designated as Hedging Instruments
Interest rate caps	$1,273,268	$26	$–	$–
Interest rate swap agreements	20,117	1,330	–	–
TRS	141,703	5,507	30,360	13,728

Total derivatives not designated as hedging instruments	$1,435,088	$6,863	$30,360	$13,728

	January 31, 2011

	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate caps	$476,100	$184	$–	$–
Interest rate swap agreements	300,000	716	1,285,000	110,398
TRS	–	–	280,885	21,938

Total derivatives designated as hedging instruments	$776,100	$900	$1,565,885	$132,336

Derivatives Not Designated as Hedging Instruments
Interest rate caps and floors	$1,943,202	$11	$–	$–
Interest rate swap agreements	20,117	1,801	60,900	14,011
TRS	140,800	2,144	30,600	10,240

Total derivatives not designated as hedging instruments	$2,104,119	$3,956	$91,500	$24,251

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

G.  Derivative Instruments and Hedging Activities (continued)

The following tables present the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in loss of unconsolidated entities and interest expense in the Consolidated Statements of Operations:

		Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Gain (Loss) Recognized in OCI (Effective Portion)	Location on Consolidated Statements of Operations	Amount	Ineffectiveness Recognized in Interest Expense on Derivatives

Three Months Ended October 31, 2011	(in thousands)
Interest rate caps, interest rate swaps and Treasury options	$(14,867)	Interest expense	$(934)	$1
Interest rate caps, interest rate swaps and Treasury options	–	Equity in loss of unconsolidated entities	(100)	(17)

Total	$(14,867)		$(1,034)	$(16)

Nine Months Ended October 31, 2011
Interest rate caps, interest rate swaps and Treasury options	$(37,756)	Interest expense	$(2,569)	$1
Interest rate caps, interest rate swaps and Treasury options	–	Equity in loss of unconsolidated entities	(282)	(572)

Total	$(37,756)		$(2,851)	$(571)

		Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Gain (Loss) Recognized in OCI (Effective Portion)	Location on Consolidated Statements of Operations	Amount	Ineffectiveness Recognized in Interest Expense on Derivatives

Three Months Ended October 31, 2010	(in thousands)
Interest rate caps, interest rate swaps and Treasury options	$(13,633)	Interest expense	$(696)	$1
Treasury options	–	Equity in loss of unconsolidated entities	(19)	(3)

Total	$(13,633)		$(715)	$(2)

Nine Months Ended October 31, 2010
Interest rate caps, interest rate swaps and Treasury options	$(53,747)	Interest expense	$(2,144)	$2
Treasury options	–	Equity in loss of unconsolidated entities	(57)	(5)

Total	$(53,747)		$(2,201)	$(3)

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

G.    Derivative Instruments and Hedging Activities (continued)

The following table presents the impact of gains and losses in the Consolidated Statements of Operations related to derivative instruments:

	Net Gain (Loss) Recognized (1)
	Three Months Ended October 31,		Nine Months Ended October 31,

	2011	2010	2011	2010

Derivatives Designated as Fair Value Hedging Instruments	(in thousands)
TRS	$2,190	$2,620	$9,654	$8,492

Derivatives Not Designated as Hedging Instruments
Interest rate caps, interest rate swaps and floors	$(235)	$(1,502)	$(632)	$(6,804)
TRS	(1,579)	2,541	(125)	(1,237)

Total	$(1,814)	$1,039	$(757)	$(8,041)

(1)

The net loss recognized in interest expense from the change in fair value of the underlying TRS borrowings was $2,190 and $9,654 for the three and nine months ended October 31, 2011, respectively, and $2,620 and $8,492 for the three and nine months ended October 31, 2010, respectively, offsetting the gain recognized on the TRS (see Note H - Fair Value Measurements).

Credit-risk-related Contingent Features

The principal credit risk to the Company through its interest rate risk management strategy is the potential inability of the financial institution from which the derivative financial instruments were purchased to cover its obligations. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Company’s risk of loss approximates the fair value of the derivative. To mitigate this exposure, the Company generally purchases its derivative financial instruments from the financial institution that issues the related debt, from financial institutions with which the Company has other lending relationships, or from financial institutions with a minimum credit rating of AA at the time the Company enters into the transaction.

The Company has agreements with its derivative counterparties that contain a provision under which the derivative counterparty could terminate the derivative obligations if the Company defaults on its obligations under the Credit Facility and designated conditions are fulfilled. In instances where subsidiaries of the Company have derivative obligations that are secured by a mortgage, the derivative obligations could be terminated if the indebtedness between the two parties is terminated, either by loan payoff or default of the indebtedness. In addition, the Company has certain derivative contracts which provide that if the Company’s credit rating were to fall below certain levels, it may trigger additional collateral to be posted with the counterparty up to the full amount of the liability position of the derivative contracts. Also, certain subsidiaries of the Company have agreements with certain of its derivative counterparties that contain provisions whereby the subsidiaries of the Company must maintain certain minimum financial ratios.

As of October 31, 2011, the aggregate fair value of all derivative instruments in a liability position, prior to the adjustment for nonperformance risk of $15,951,000, is $181,939,000. The Company had posted collateral consisting primarily of cash and notes receivable of $74,678,000 related to all derivative instruments. If all credit risk contingent features underlying these agreements had been triggered on October 31, 2011, the Company would have been required to post collateral of the full amount of the liability position.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

H.   Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements are interest rate caps, interest rate swap agreements, TRS and borrowings subject to TRS (see Note G – Derivative Instruments and Hedging Activities). The Company’s impairment of real estate and unconsolidated entities are also subject to fair value measurements (see Note M - Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-off of Abandoned Development Projects and Gain on Early Extinguishment of Debt and Note N – Discontinued Operations and Gain (Loss) on Disposition of Rental Properties).

Items Measured at Fair Value on a Recurring Basis

The Company’s financial assets consist of interest rate caps, interest rate swap agreements and TRS with positive fair values that are included in other assets. The Company’s financial liabilities consist of interest rate swap agreements and TRS with negative fair values that are included in accounts payable, accrued expenses and other liabilities and borrowings subject to TRS included in mortgage debt and notes payable, nonrecourse. The Company records the redeemable noncontrolling interest related to Brooklyn Arena, LLC at redemption value, which approximates fair value. The following table presents information about the Company’s financial assets and liabilities and redeemable noncontrolling interest that were measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair Value Measurements at October 31, 2011

	Level 1	Level 2	Level 3	Total
	(in thousands)

Interest rate caps	$–	$26	$–	$26
Interest rate swap agreements (positive fair value)	–	1,330	–	1,330
Interest rate swap agreements (negative fair value)	–	(6,333)	(134,132)	(140,465)
TRS (positive fair value)	–	–	5,921	5,921
TRS (negative fair value)	–	–	(25,523)	(25,523)
Fair value adjustment to the borrowings subject to TRS	–	–	11,381	11,381
Redeemable noncontrolling interest	–	–	(228,785)	(228,785)

Total	$–	$(4,977)	$(371,138)	$(376,115)

The table below presents a reconciliation of all financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements
	Nine Months Ended October 31, 2011
	(in thousands)

	Redeemable Noncontrolling Interest	Interest Rate Swaps	Net TRS	Fair value adjustment to the borrowings subject to TRS	Total TRS Related	Total

Balance, February 1, 2011	$(226,829)	$(102,387)	$(30,034)	$21,938	$(8,096)	$(337,312)
Total realized and unrealized gains (losses):
Included in earnings	2,852	–	9,529	(9,654)	(125)	2,727
Included in other comprehensive income	–	(31,745)	–	–	–	(31,745)
Included in additional paid-in capital	(4,808)	–	–	–	–	(4,808)
Settlement	–	–	903	(903)	–	–

Balance, October 31, 2011	$(228,785)	$(134,132)	$(19,602)	$11,381	$(8,221)	$(371,138)

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

I.   Stock-Based Compensation

During the nine months ended October 31, 2011, the Company granted 473,519 stock options and 730,554 shares of restricted stock under the Company’s 1994 Stock Plan. The stock options had a grant-date fair value of $11.20, which was computed using the Black-Scholes option-pricing model with the following assumptions: expected term of 5.5 years, expected volatility of 72.4%, risk-free interest rate of 2.6%, and expected dividend yield of 0%. The exercise price of the options is $17.72, which was the closing price of the underlying Class A common stock on the date of grant. The restricted stock had a grant-date fair value of $17.72 per share, which was the closing price of the Class A common stock on the date of grant.

At October 31, 2011, there was $5,906,000 of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.83 years, and there was $19,020,000 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 2.78 years.

The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010

	(in thousands)		(in thousands)

Stock option costs	$806	$479	$1,801	$4,693
Restricted stock costs	2,385	1,858	7,715	6,690

Total stock-based compensation costs	3,191	2,337	9,516	11,383
Less amount capitalized into qualifying real estate projects	(1,522)	(519)	(3,446)	(5,104)

Amount charged to operating expenses	1,669	1,818	6,070	6,279
Depreciation expense on capitalized stock-based compensation	693	150	1,064	451

Total stock-based compensation expense	$2,362	$1,968	$7,134	$6,730

Deferred income tax benefit	$829	$660	$2,567	$2,301

The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the nine months ended October 31, 2011 and 2010 was $1,022,000 and $1,136,000, respectively. During the nine months ended October 31, 2011, previously recorded stock option costs in the amount of $1,622,000, most of which was previously capitalized into real estate projects, were reversed to reflect actual forfeitures in excess of estimated forfeitures.

In connection with the vesting of restricted stock during the nine months ended October 31, 2011 and 2010, the Company repurchased into treasury 90,104 shares and 50,073 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $1,670,000 and $711,000, respectively.

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

At January 31, 2011, the Company received cash deposits of $8,550,000 and $2,500,000 on Parcel #1 and Parcel #2, respectively. During the three months ended April 30, 2011, the Company received $33,950,000 of the purchase price of Parcel #1. With the receipt of this payment the buyer’s initial and continuing investment on the sale of Parcel #1 was adequate for gain recognition under the full accrual method in accordance with accounting guidance for sales of real estate. As such, the entire sales price is included in revenues from real estate operations and the related cost of land is included in operating expenses, resulting in a gain on sale of approximately $42,622,000 for the nine months ended October 31, 2011. The final $2,500,000 of the purchase price of Parcel #1 was received during the three months ended October 31, 2011.

During the three months ended October 31, 2011, the Company received an additional installment of $4,500,000 of the purchase price of Parcel #2. The minimum initial investment related to Parcel #2 had still not been met at October 31, 2011 and accordingly, the deposits received are recorded as a deposit liability under the deposit method in accordance with accounting guidance for sales of real estate and included in accounts payable, accrued expenses and other liabilities at October 31, 2011. The remaining purchase price of Parcel #2 is payable during 2012.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

K.	Net Gain on Disposition of Partial Interests in Rental Properties and Other Investment

The net gain on disposition of partial interests in rental properties and other investment is comprised of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,

	2011	2010	2011	2010

	(in thousands)

Stonecrest Mall Joint Venture	$5,849	$–	$5,849	$–
New York Retail Joint Venture	–	–	9,561	–
University Park Joint Venture	–	399	–	176,192
The Nets	–	–	–	55,112
Bernstein Joint Venture	–	–	–	29,342
Other transaction costs	–	(2,656)	–	(2,656)

	$5,849	$(2,257)	$15,410	$257,990

Stonecrest Mall Joint Venture

On October 19, 2011, the Company entered into a joint venture agreement with an outside partner whereby the outside partner invested in the Mall at Stonecrest, a regional mall located in Atlanta, Georgia (“Stonecrest”). The outside partner received a 49% equity interest in Stonecrest.

For its 49% equity interest, the outside partner assumed debt of $49,464,000, representing 49% of the nonrecourse mortgage debt on the property. In addition, the Company is entitled to receive up to $3,750,000 of contingent consideration, none of which has been recognized during the three months ended October 31, 2011, based on Stonecrest’s financial results as defined in the partnership agreement. The transaction resulted in a gain on disposition of partial interests in rental property of $5,849,000 during the three months ended October 31, 2011. As a result of this transaction, the Company is accounting for Stonecrest as an equity method investment since the outside partner has substantive participating rights with regards to the property.

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

For its 49% equity interests, the outside partner invested cash and assumed debt of $244,952,000, representing 49% of the nonrecourse mortgage debt on the 15 properties. As of October 31, 2011, the Company received proceeds of $178,286,000, primarily in the form of a loan. Based on the net amount of cash received, the outside partner’s minimum initial investment requirement of 20% was not met. As such, the transaction did not qualify for full gain recognition under accounting guidance related to real estate sales. Therefore, the installment method of gain recognition was applied, resulting in a net gain on disposition of partial interest in rental properties of $9,561,000 during the nine months ended October 31, 2011 with the remaining gain of $115,388,000 deferred and included in accounts payable, accrued expenses and other liabilities at October 31, 2011. Transaction costs totaled $11,776,000, of which, $5,779,000 relating to participation payments made to the ground lessors of two of the properties in accordance with the respective ground lease agreements, did not qualify for deferral and were included in the calculation of the net gain on disposition of partial interests in rental properties of $9,561,000 for the nine months ended October 31, 2011. As a result of this transaction, the Company is accounting for the 15 properties as equity method investments since both partners have joint control of the properties.

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

For its 49% share of the joint venture, the outside partner invested cash and the joint venture assumed approximately $320,000,000 of nonrecourse mortgage debt on the seven buildings. In exchange for the contributed ownership interest, the Company received net cash proceeds of $140,545,000, of which $135,117,000 was in the form of a loan from the joint venture, resulting in full gain recognition of $176,192,000 net of transaction costs of $31,268,000, during the nine months ended October 31, 2010.

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

The MP Entities have the right to put their Arena ownership interests to the Company during a four-month period following the ten-year anniversary of the completion of the Barclays Center arena for fair market value, as defined in the agreement. Due to the put option, the noncontrolling interest is redeemable and does not qualify as permanent equity. As a result, this amount is recorded as redeemable noncontrolling interest in the mezzanine section of the Company’s consolidated balance sheet and is reported at redemption value, which represents fair market value, on a recurring basis.

Nets Sports and Entertainment, LLC has a similar right to put its noncontrolling interest in The Nets to the MP Entities at fair market value during the same time period as the MP Entities have their put right on Arena.

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

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

L. Income Taxes

Income tax expense (benefit) for the three months ended October 31, 2011 and 2010 was $(17,218,000) and $19,501,000, respectively. Income tax expense (benefit) for the nine months ended October 31, 2011 and 2010 was $(5,476,000) and $91,697,000, respectively. The difference in the recorded income tax expense (benefit) versus the income tax expense (benefit) computed at the statutory federal income tax rate is primarily attributable to state income taxes, utilization of state net operating losses, additional general business credits, changes to the valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.

The Company applies an estimated annual effective tax rate to its year-to-date earnings from operations to derive its tax provision for the quarter. Certain circumstances may arise which make it difficult for the Company to determine a reasonable estimate of its annual effective tax rate for the year. The Company’s projected marginal operating results, which includes the gain related to the Commercial Group’s land sales as described in Note J, results in an effective tax rate that changes significantly with small variations in projected income or loss from operations or permanent differences and thus does not provide for a reliable estimate of the estimated annual effective tax rate. Therefore, in computing the Company’s income tax provision for the three and nine months ended October 31, 2011, the Company has excluded the gain on the Commercial Group’s land sale from its estimated annual effective tax rate calculation and has recognized the actual income tax expense related to the gain during the nine months ended October 31, 2011.

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

M.	Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Gain on Extinguishment of Debt

Impairment of Real Estate

The Company reviews its real estate portfolio, including land held for development or sale, for impairment whenever events or changes indicate that its carrying value may not be recoverable. In cases where the Company does not expect to recover its carrying costs, an impairment charge is recorded. The impairments recorded during the three and nine months ended October 31, 2011 and 2010 represent write-downs to estimated fair value due to a change in events, such as a bona fide third-party purchase offer or changes in certain assumptions, including estimated holding periods and current market conditions and the impact of these assumptions to the properties’ estimated future cash flows, which represents Level 2 or Level 3 inputs.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

M.	Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Gain on Extinguishment of Debt (continued)

The following table summarizes the Company’s impairment of real estate included in continuing operations.

		Three Months Ended October 31,		Nine Months Ended October 31,
		2011	2010	2011	2010

		(in thousands)		(in thousands)
250 Huron (Office Building)	Cleveland, Ohio	$10,257	$2,040	$10,257	$2,040
Investment in retail property	Portage, Michigan	–	–	3,435	–
Land Projects:
Mill Creek	York County, South Carolina	–	110	1,400	560
Gladden Farms	Marana, Arizona	–	–	–	650
Development property at Waterfront Station	Washington, D.C.	–	3,103	–	3,103
Other		450	450	685	450

		$10,707	$5,703	$15,777	$6,803

In 2008, 250 Huron, an office building located in Cleveland, Ohio was vacated by its single tenant, which occupied the entire building. A lease termination payment received by the Company was placed into escrow for the purpose of servicing the nonrecourse mortgage debt until new tenants for the building could be obtained. During 2010, the Company entered into an option to sell the building at a sales price that was below the carrying value, resulting in an impairment charge of $2,040,000 during the three and nine months ended October 31, 2010. Unable to obtain the necessary lender approval for the purchaser to assume the nonrecourse mortgage debt, the option to sell expired in August 2011. Subsequently, the Company received a notice of default from the loan servicer. As a result, the Company no longer intends to hold the property long term and dramatically shortened its estimated holding period. This reduced estimate of future undiscounted cash flows was not sufficient to recover the carrying value of the asset, resulting in an impairment charge of $10,257,000 during the three months ended October 31, 2011. During November 2011, the lender entered into a sales agreement to sell the nonrecourse mortgage debt to a third party with whom the Company has entered into negotiations to transfer the property to in full satisfaction of the outstanding nonrecourse mortgage debt balance. Upon the actual disposition of the asset, the Company will be relieved of any payment obligation under the nonrecourse mortgage debt and will recognize a gain for the excess of the carrying value of the mortgage over the fair value of the asset disposed.

In addition, the Company had impairments related to consolidated real estate assets that were disposed of during the three months ended January 31, 2011 and included in discontinued operations (see Note N - Discontinued Operations and Gain (Loss) on Disposition of Rental Properties). During the three and nine months ended October 31, 2010, the Company had impairments of real estate of $31,552,000 and $76,962,000, respectively, related to Simi Valley Town Center, a regional mall located in Simi Valley, California. During both the three and nine months ended October 31, 2010, the Company had a $2,641,000 impairment of real estate related to an investment in a triple net lease property located in Pueblo, Colorado.

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

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

M.	Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Gain on Extinguishment of Debt (continued)

The following table summarizes the Company’s impairment of unconsolidated entities:

		Three Months Ended October 31,		Nine Months Ended October 31,
		2011	2010	2011	2010

		(in thousands)		(in thousands)
Specialty Retail Centers:
Village at Gulfstream Park	Hallandale Beach, Florida	$34,579	$–	$34,579	$–
Metreon	San Francisco, California	–	–	–	4,595
Commercial land and development rights	Cleveland, Ohio	4,610	–	4,610	–
Mixed-Use Land Development:
Sterling Lakes	Pepper Pike, Ohio	1,700	–	1,700	–
Central Station:
Four Museum Park properties	Chicago, Illinois	–	18,311	–	18,311
Mercy Campus	Chicago, Illinois	–	–	–	1,817
Old Stone Crossing at Caldwell Creek	Charlotte, North Carolina	–	–	–	743
Office Buildings:
Mesa del Sol – Aperture Center	Albuquerque, New Mexico	–	2,733	–	2,733
818 Mission Street	San Francisco, California	–	–	–	4,018
Bulletin Building	San Francisco, California	–	–	–	3,543
Other		400	520	400	985

		$41,289	$21,564	$41,289	$36,745

The impairment recorded during the three months ended October 31, 2011 at Village at Gulfstream Park, a specialty retail center in Hallandale Beach, Florida represents an other-than-temporary impairment in the Company’s equity method investment. The specialty retail center was fully opened in February 2010 and was leased during the general economic downturn which resulted in a longer initial lease-up period than originally projected and increased rent concessions to the existing tenant base. Based on these conditions, management revised its estimate of future discounted cash flows, which are a key component in estimating fair value, resulting in an impairment charge of $35,000,000 during the three months ended January 31, 2011. During the three months ended October 31, 2011, the general economic conditions continued to negatively impact the operating results at the specialty retail center. The specialty retail center has continued to experience a slower than anticipated lease-up period and has not reached the expected level of cash flows used in previous estimates of fair value. Based on these conditions, management revised its estimate of future discounted cash flows downward. As a result, the Company’s equity method investment was recorded at its estimated fair value as of October 31, 2011, resulting in an additional impairment charge of $34,579,000 during the three months ended October 31, 2011.

Write-Off of Abandoned Development Projects

On a quarterly basis, the Company reviews each project under development to determine whether it is probable the project will be developed. If management determines that the project will not be developed, project costs are written off as an abandoned development project cost. The Company abandons certain projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or third party challenges related to entitlements or public financing. The Company wrote off abandoned development projects of $4,686,000 and $9,931,000 for the three and nine months ended October 31, 2011, respectively, and $641,000 and $678,000 for the three and nine months ended October 31, 2010, respectively, which were recorded in operating expenses.

In addition, included in equity in earnings (loss) of unconsolidated entities are write-offs of $343,000 and $2,900,000 for the three and nine months ended October 31, 2010, respectively, which represent the Company’s proportionate share of write-offs of abandoned development projects of equity method investments. The Company had no write-offs of abandoned development projects related to unconsolidated entities for both the three and nine months ended October 31, 2011.

Gain on Extinguishment of Debt

For the three and nine months ended October 31, 2011, the Company recorded $15,101,000 and $9,334,000, respectively, as gain on extinguishment of debt. The amounts for 2011 include gains of $15,101,000 on extinguishment of nonrecourse mortgage debt at a mixed-use development project located in Las Vegas, Nevada and $5,329,000 related to the early extinguishment of Urban Development Action Grant loans on Avenue at Tower City Center, a specialty retail center located in Cleveland, Ohio. These gains were offset by non-tax deductible losses of $10,800,000 related to the exchange of a portion of the 2016 Notes for Class A common stock and $296,000 related to a nonrecourse mortgage debt financing transaction on Johns Hopkins – 855 North Wolfe Street, an office building located in East Baltimore, Maryland.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

M.  Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Gain on

         Extinguishment of Debt (continued)

For the three and nine months ended October 31, 2010, the Company recorded $2,460,000 and $10,653,000, respectively, as gain on extinguishment of debt. The amounts for 2010 primarily include a $6,297,000 gain related to the exchange of a portion of the 2011 Notes, 7.625% Senior Notes due 2015 and 6.500% Senior Notes due 2017 (“2017 Notes”) for a new issue of Series A preferred stock, a $2,472,000 gain on the early extinguishment of nonrecourse mortgage debt at Botanica on the Green and Crescent Flats, apartment communities located in Denver, Colorado, and a $1,896,000 gain on the early extinguishment of a portion of the 2011 and 2017 Notes.

N.  Discontinued Operations and Gain (Loss) on Disposition of Rental Properties

The following table lists rental properties included in discontinued operations:

Property	Location	Square Feet/ Number of Units/ Rooms	Period Disposed	Three Months Ended 10/31/2011	Nine Months Ended 10/31/2011	Three Months Ended 10/31/2010	Nine Months Ended 10/31/2010

Commercial Group:
Waterfront Station – East 4th & West 4th Buildings	Washington, D.C.	631,000 square feet	Q2–2011	–	Yes	Yes	Yes
Charleston Marriott hotel	Charleston, West Virginia	352 rooms	Q1–2011	–	Yes	Yes	Yes
Simi Valley Town Center	Simi Valley, California	612,000 square feet	Q4–2010	–	–	Yes	Yes
Investment in triple net lease property	Pueblo, Colorado	203,000 square feet	Q4–2010	–	–	Yes	Yes
Saddle Rock Village	Aurora, Colorado	294,000 square feet	Q3–2010	–	–	Yes	Yes

Residential Group:
101 San Fernando	San Jose, California	323 units	Q2–2010	–	–	Yes	Yes

The following table summarizes the operating results related to discontinued operations:

	$16,564	$16,564	$16,564	$16,564
	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010

	(in thousands)		(in thousands)
Revenues from real estate operations	$–	$16,564	$13,070	$45,632

Expenses
Operating expenses	–	7,847	5,018	22,914
Depreciation and amortization	–	2,830	2,216	8,707
Impairment of real estate	–	34,193	–	79,603

	–	44,870	7,234	111,224

Interest expense	–	(2,615)	(1,526)	(7,483)
Amortization of mortgage procurement costs	–	(589)	(739)	(1,531)

Interest income	–	1	–	7
Gain (loss) on disposition of rental properties	–	(1,428)	121,695	4,776

Earnings (loss) before income taxes	–	(32,937)	125,266	(69,823)

Income tax expense (benefit)
Current	–	(376)	2,941	(272)
Deferred	–	(12,959)	14,558	(29,186)

	–	(13,335)	17,499	(29,458)

Earnings (loss) from discontinued operations	–	(19,602)	107,767	(40,365)

Noncontrolling interests
Gain on disposition of rental properties	–	–	81,758	4,211
Operating earnings from rental properties	–	1,147	1,997	1,936

	–	1,147	83,755	6,147

Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc.	$–	$(20,749)	$24,012	$(46,512)

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

N. Discontinued Operations and Gain (Loss) on Disposition of Rental Properties (continued)

The following table summarizes the pre-tax gain (loss) on disposition of rental properties:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010

	(in thousands)		(in thousands)
Waterfront Station - East 4th & West 4th Buildings (Office Buildings)	$–	$–	$111,738	$–
Charleston Marriott (Hotel)	–	–	9,957	–
101 San Fernando (Apartment Community)	–	–	–	6,204
Saddle Rock Village (Specialty Retail Center)	–	(1,428)	–	(1,428)

Total	$–	$(1,428)	$121,695	$4,776

O.	Earnings Per Share

The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The Class A Common Units, which are reflected as noncontrolling interests in the Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Class A Common Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with the put or conversion of the 2014 Notes, 2016 Notes, 2018 Notes and Series A preferred stock are included in the computation of diluted EPS using the if-converted method. The loss from continuing operations attributable to Forest City Enterprises, Inc. for the three and nine months ended October 31, 2011 and the three months ended October 31, 2010 were allocated solely to holders of common stock as the participating security holders do not share in the losses.

(continued on next page)

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

O. Earnings Per Share (continued)

The reconciliation of the amounts used in the basic and diluted EPS computations is shown in the following table.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010

Numerators (in thousands)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc.	$(38,025)	$(26,042)	$(6,336)	$107,005
Dividends on preferred stock	(3,850)	(3,850)	(11,550)	(7,957)
Undistributed earnings allocated to participating securities	–	–	–	(3,158)

Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Basic	(41,875)	(29,892)	(17,886)	95,890
Dividends on preferred stock	–	–	–	–
Undistributed earnings allocated to participating securities	–	–	–	3,158
Interest on convertible debt	–	–	–	7,920
Preferred distribution on Class A Common Units	–	–	–	1,075

Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Diluted	$(41,875)	$(29,892)	$(17,886)	$108,043

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(38,025)	$(46,791)	$17,676	$60,493
Dividends on preferred stock	(3,850)	(3,850)	(11,550)	(7,957)
Undistributed earnings allocated to participating securities	–	–	(765)	(1,675)

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Basic	(41,875)	(50,641)	5,361	50,861

Dividends on preferred stock	–	–	–	–
Undistributed earnings allocated to participating securities	–	–	–	1,675
Interest on convertible debt	–	–	–	7,920
Preferred distribution on Class A Common Units	–	–	–	1,075

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Diluted	$(41,875)	$(50,641)	$5,361	$61,531

Denominators
Weighted average shares outstanding - Basic	169,150,429	155,484,451	167,838,122	155,431,893
Effect of stock options and restricted stock	–	–	–	466,380
Effect of convertible preferred stock	–	–	–	–
Effect of convertible debt	–	–	–	28,133,038
Effect of convertible Class A Common Units	–	–	–	3,646,755

Weighted average shares outstanding - Diluted (1)	169,150,429	155,484,451	167,838,122	187,678,066

Earnings Per Share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Basic	$(0.25)	$(0.20)	$(0.11)	$0.62
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Diluted	$(0.25)	$(0.20)	$(0.11)	$0.58
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Basic	$(0.25)	$(0.33)	$0.03	$0.33
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Diluted	$(0.25)	$(0.33)	$0.03	$0.33

(1)	a	)

For the three and nine months ended October 31, 2011 and the three months ended October 31, 2010, incremental shares from dilutive options, restricted stock and convertible securities aggregating 52,263,216, 43,670,392 and 46,792,862, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive due to the loss from continuing operations.

	b	)

For the nine months ended October 31, 2010, weighted-average shares issuable upon the conversion of preferred stock of 12,631,541 were not included in the computation of diluted EPS because their effect is anti-dilutive under the if-converted method. Weighted-average options and restricted stock of 4,940,041 and 3,998,084 for the three and nine months ended October 31, 2011, respectively, and 5,011,252 and 4,787,334 for the three and nine months ended October 31, 2010, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive.

	c	)

For the three and nine months ended October 31, 2011 and 2010, weighted-average performance shares of 172,609 were not included in the computation of diluted EPS because the performance criteria were not satisfied as of the end of the respective periods.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

P.	Segment Information

The Company operates through three strategic business units and five reportable segments. The three strategic business units/reportable segments are the Commercial Group, Residential Group and Land Development Group (“Real Estate Groups”). The Commercial Group, the Company’s largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group develops for-sale condominium projects and also owns interests in entities that develop and manage military family housing. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. The remaining two reportable segments are Corporate Activities and The Nets, a member of the NBA in which the Company accounts for its investment on the equity method of accounting. The following tables summarize financial data for the Company’s five reportable segments. All amounts are presented in thousands.

			October 31,	January 31,

			2011	2011

			Identifiable Assets

Commercial Group			$7,779,962	$8,617,287
Residential Group			1,983,187	2,825,527
Land Development Group			509,156	498,190
The Nets			8,009	–
Corporate Activities			183,069	118,697

			$10,463,383	$12,059,701

	Three Months Ended October 31,		Nine Months Ended October 31,		Three Months Ended October 31,		Nine Months Ended October 31,

	2011	2010	2011	2010	2011	2010	2011	2010

	Revenues from Real Estate Operations				Operating Expenses

Commercial Group	$184,178	$218,580	$571,174	$649,168	$100,228	$103,340	$299,373	$312,742
Commercial Group Land Sales	397	8,672	48,049	23,429	270	7,169	3,425	18,952
Residential Group	68,503	52,706	179,532	157,888	46,856	33,681	123,392	98,833
Land Development Group	8,120	7,088	24,072	19,564	9,668	9,003	29,086	26,874
The Nets	–	–	–	–	–	–	–	–
Corporate Activities	–	–	–	–	12,133	8,889	36,558	29,325

	$261,198	$287,046	$822,827	$850,049	$169,155	$162,082	$491,834	$486,726

	Depreciation and Amortization Expense				Interest Expense

Commercial Group	$41,675	$44,659	$124,904	$135,909	$40,868	$56,191	$128,285	$174,269
Residential Group	13,276	15,163	40,469	40,195	10,015	3,295	25,269	17,318
Land Development Group	60	65	174	264	865	845	2,465	2,178
The Nets	–	–	–	–	–	–	–	–
Corporate Activities	404	480	1,113	1,365	15,487	15,509	42,195	48,052

	$55,415	$60,367	$166,660	$177,733	$67,235	$75,840	$198,214	$241,817

	Interest and Other Income				Capital Expenditures

Commercial Group	$4,055	$3,229	$18,510	$13,438	$159,282	$115,600	$425,779	$398,320
Residential Group	4,488	6,006	15,362	14,243	27,532	48,195	121,095	165,544
Land Development Group	2,631	2,521	8,025	6,946	8	–	358	–
The Nets	–	–	–	–	–	–	–	–
Corporate Activities	120	163	219	337	129	–	299	16

	$11,294	$11,919	$42,116	$34,964	$186,951	$163,795	$547,531	$563,880

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

The Company believes that, although its business has many facets such as development, acquisitions, disposals, and property management, the core of its business is the recurring operations of its portfolio of real estate assets. The Company’s Chief Executive Officer, the chief operating decision maker, uses EBDT, as presented, to assess performance of its portfolio of real estate assets by operating segment because it provides information on the financial performance of the core real estate portfolio operations. EBDT measures the profitability of a real estate segment’s operations of collecting rent, paying operating expenses and servicing its debt. The Company’s segments adhere to the accounting policies described in Note A herein and Note A in the Company’s annual report on Form 10-K for the year ended January 31, 2011.

Effective during the nine months ended October 31, 2011, under the direction of the Company’s chief operating decision maker, EBDT provided in order to assess performance for the Real Estate Groups and The Nets was on a pre-tax basis. The Corporate Activities segment controls tax strategies and evaluates results on a consolidated basis. As a result, beginning February 1, 2011, the Company will no longer allocate income tax expense (benefit) to the Real Estate Groups or The Nets. In addition, based on the consolidated evaluation of income taxes, it was determined that EBDT would exclude all deferred income taxes instead of just those attributable to the Real Estate Groups. All amounts in the following table are represented in thousands:

Reconciliation of EBDT to Net Earnings (Loss) by Segment:

Three Months Ended October 31, 2011	Commercial Group	Residential Group	Land Development Group	The Nets	Corporate Activities	Total
EBDT	$73,677	$25,956	$3,131	$(11,283)	$(14,004)	$77,477
Depreciation and amortization – Real Estate Groups	(50,402)	(20,861)	(41)	–	–	(71,304)
Amortization of mortgage procurement costs – Real Estate Groups	(2,999)	(995)	(58)	–	–	(4,052)
Straight-line rent adjustment	3,038	230	–	–	–	3,268
Preference payment	(585)	–	–	–	–	(585)
Gain on disposition of partial interests in rental properties	5,849	–	–	–	–	5,849
Impairment of real estate	(10,257)	–	(450)	–	–	(10,707)
Impairment of unconsolidated real estate	(39,189)	–	(2,100)	–	–	(41,289)
Income tax benefit (expense):
Deferred income taxes	–	–	–	–	3,328	3,328
Current income taxes attributable to above dispositions	–	–	–	–	(10)	(10)

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(20,868)	$4,330	$482	$(11,283)	$(10,686)	$(38,025)

Preferred dividends	–	–	–	–	(3,850)	(3,850)

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(20,868)	$4,330	$482	$(11,283)	$(14,536)	$(41,875)

Three Months Ended October 31, 2010	Commercial Group	Residential Group	Land Development Group	The Nets	Corporate Activities	Total
EBDT	$73,040	$34,678	$441	$(598)	$(16,862)	$90,699
Depreciation and amortization – Real Estate Groups	(50,678)	(20,251)	(48)	–	–	(70,977)
Amortization of mortgage procurement costs – Real Estate Groups	(2,982)	(716)	(47)	–	–	(3,745)
Deferred taxes – Real Estate Groups	(3,305)	(4,730)	(607)	–	(19,928)	(28,570)
Straight-line rent adjustment	2,208	(37)	(1)	–	–	2,170
Preference payment	(585)	–	–	–	–	(585)
Gain (loss) on disposition of partial interests in rental properties, net of tax	(1,497)	352	–	–	–	(1,145)
Gain on disposition of unconsolidated entities, net of tax	3,943	1,356	–	–	–	5,299
Impairment of real estate, net of tax	(2,213)	–	(344)	–	–	(2,557)
Impairment of unconsolidated entities, net of tax	(1,674)	–	(11,527)	–	–	(13,201)
Discontinued operations, net of tax:
Depreciation and amortization - Real Estate Groups	(1,943)	–	–	–	–	(1,943)
Amortization of mortgage procurement costs - Real Estate Groups	(284)	–	–	–	–	(284)
Deferred taxes - Real Estate Groups	(760)	–	–	–	–	(760)
Straight-line rent adjustment	497	–	–	–	–	497
Loss on disposition of rental properties	(758)	–	–	–	–	(758)
Impairment of real estate	(20,931)	–	–	–	–	(20,931)

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(7,922)	$10,652	$(12,133)	$(598)	$(36,790)	$(46,791)

Preferred dividends	–	–	–	–	(3,850)	(3,850)

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(7,922)	$10,652	$(12,133)	$(598)	$(40,640)	$(50,641)

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

P.  Segment Information (continued)

Reconciliation of EBDT to Net Earnings (Loss) by Segment (continued):

Nine Months Ended October 31, 2011	Commercial Group	Residential Group	Land Development Group	The Nets	Corporate Activities	Total
EBDT	$266,453	$72,713	$4,023	$(14,969)	$(52,661)	$275,559
Depreciation and amortization – Real Estate Groups	(149,476)	(58,362)	(194)	–	–	(208,032)
Amortization of mortgage procurement costs – Real Estate Groups	(7,841)	(2,721)	(204)	–	–	(10,766)
Straight-line rent adjustment	2,069	355	–	–	–	2,424
Preference payment	(1,756)	–	–	–	–	(1,756)
Gain on disposition of partial interests in rental properties	15,410	–	–	–	–	15,410
Gain on disposition of unconsolidated entities	–	12,567	–	–	–	12,567
Impairment of real estate	(13,692)	(235)	(1,850)		–	(15,777)
Impairment of unconsolidated real estate	(39,189)	–	(2,100)	–	–	(41,289)
Discontinued operations:
Depreciation and amortization - Real Estate Groups	(1,030)	–	–	–	–	(1,030)
Amortization of mortgage procurement costs - Real Estate Groups	(333)	–	–	–	–	(333)
Straight-line rent adjustment	571	–	–	–	–	571
Gain on disposition of rental properties	39,937	–	–	–	–	39,937
Income tax expense:
Deferred income taxes	–	–	–	–	(7,838)	(7,838)
Current income taxes attributable to above dispositions	–	–	–	–	(41,971)	(41,971)

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$111,123	$24,317	$(325)	$(14,969)	$(102,470)	$17,676

Preferred dividends	–	–	–	–	(11,550)	(11,550)

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$111,123	$24,317	$(325)	$(14,969)	$(114,020)	$6,126

Nine Months Ended October 31, 2010	Commercial Group	Residential Group	Land Development Group	The Nets	Corporate Activities	Total
EBDT	$206,141	$87,457	$1,007	$10,774	$(38,653)	$266,726
Depreciation and amortization – Real Estate Groups	(150,006)	(55,736)	(202)	–	–	(205,944)
Amortization of mortgage procurement costs – Real Estate Groups	(7,889)	(1,859)	(211)	–	–	(9,959)
Deferred taxes – Real Estate Groups	(16,274)	(11,343)	(827)	–	(16,408)	(44,852)
Straight-line rent adjustment	8,349	735	(5)	–	–	9,079
Preference payment	(1,756)	–	–	–	–	(1,756)
Gain on disposition of partial interests in rental properties, net of tax	106,118	18,083	–	–	–	124,201
Gain on disposition of unconsolidated entities, net of tax	3,436	1,356	–	–	–	4,792
Impairment of real estate, net of tax	(2,213)	–	(1,016)	–	–	(3,229)
Impairment of unconsolidated entities, net of tax	(9,115)	–	(13,380)	–	–	(22,495)
Discontinued operations, net of tax:
Depreciation and amortization - Real Estate Groups	(6,083)	(636)	–	–	–	(6,719)
Amortization of mortgage procurement costs - Real Estate Groups	(752)	(13)	–	–	–	(765)
Deferred taxes - Real Estate Groups	(964)	(400)	–	–	–	(1,364)
Straight-line rent adjustment	1,168	–	–	–	–	1,168
Gain (loss) on disposition of rental properties	(758)	1,099	–	–	–	341
Impairment of real estate	(48,731)	–	–	–	–	(48,731)

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$80,671	$38,743	$(14,634)	$10,774	$(55,061)	$60,493

Preferred dividends	–	–	–	–	(7,957)	(7,957)

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$80,671	$38,743	$(14,634)	$10,774	$(63,018)	$52,536

Q. Capital Stock

Common Stock

During May 2011, the Company completed an exchange of $40,000,000 in aggregate principal amount of the 2016 Notes for 3,444,293 shares of Class A common stock, pursuant to separate, privately negotiated exchange agreements.

Preferred Stock

The Company declared and paid Series A preferred stock dividends of $3,850,000 and $11,550,000 during the three and nine months ended October 31, 2011, respectively, and $3,850,000 and $7,957,000 during the three and nine months ended October 31, 2010, respectively, to preferred shareholders. Undeclared Series A preferred stock dividends were approximately $1,925,000 at October 31, 2011. Effective November 1, 2011, the Company’s Board of Directors declared cash dividends on the outstanding shares of Series A preferred stock dividends of approximately $3,850,000 for the period from September 15, 2011 to December 14, 2011 to shareholders of record at the close of business on December 1, 2011, which will be paid on December 15, 2011.

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

We have approximately $10.5 billion of consolidated assets in 28 states and the District of Columbia at October 31, 2011. Our core markets include Boston, the state of California, Chicago, Denver, the New York City/Philadelphia metropolitan area and the Greater Washington D.C./Baltimore metropolitan area. We have offices in Albuquerque, Boston, Chicago, Dallas, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.

Significant milestones occurring during the third quarter of 2011 included:

•

Forest City Military Communities and the U.S. Air Force, through the Air Force Center for Engineering and the Environment, closing a 50-year housing privatization agreement for the development and management of 2,185 family homes at four U.S. Air Force bases in the Southeast, bringing Forest City’s military housing portfolio to more than 14,000 homes;

•

At Westchester’s Ridge Hill, a retail center currently under construction in Yonkers, New York, tenants Whole Foods Market, Yard House, The Cheesecake Factory, L.L.Bean, Sephora, H&M, Old Navy and Desigual all opened. In addition, Orvis, Gap, Charming Charlie and Sur la Table opened during November 2011;

•	Commencing construction of the Continental Building, a 203 unit apartment building in Dallas, Texas, following the closing of the $28,109,000 mortgage loan; and

•	Closing $190,821,000 in nonrecourse mortgage financing transactions.

In addition, subsequent to October 31, 2011, we achieved the following significant milestones:

•

The opening of Foundry Lofts, a 170 unit apartment community at The Yards, Washington, D.C.’s up-and-coming urban development in the Capitol Riverfront area. The property is an adaptive reuse of a historic industrial building and opened with 50% of units preleased; and

•

The selection by the Georgia Department of Transportation to lead a project team in the development of a new multi-modal transportation hub in downtown Atlanta. We will be responsible for fee-based master planning for the project which will be developed on a 119-acre site.

Net Earnings (Loss) Attributable to Forest City Enterprises, Inc. – Net loss attributable to Forest City Enterprises, Inc. for the three months ended October 31, 2011 was $38,025,000 versus $46,791,000 for the three months ended October 31, 2010. Although we have substantial recurring revenue from our properties, we also periodically enter into significant transactions, which can create substantial variances in net earnings between periods. This variance to the prior year is primarily attributable to the following increases, which are net of noncontrolling interest:

•	$13,277,000 (which includes $1,900,000 for unconsolidated entities) related to increased gains on extinguishment of debt in 2011 compared to 2010;

•	$7,938,000 related to the 2011 decrease in impairment charges of consolidated (including discontinued operations) and unconsolidated entities;

•

$5,849,000 related to the 2011 gain on disposition of partial interest in the Mall at Stonecrest, a regional mall in Atlanta, Georgia, related to the formation of a new joint venture with an outside partner;

•	$2,656,000 related to transaction costs expensed during 2010 that were incurred in connection with a potential partial disposition of certain rental properties that did not occur; and

•	$23,384,000 due to decreased income tax expense attributable to both continuing and discontinued operations primarily related to the various transactions discussed herein.

These increases were partially offset by the following decreases, net of noncontrolling interest:

•	$10,868,000 related to a 2011 increase in allocated losses from our equity investment in The Nets (see “The Nets” section of the MD&A);

•

$8,658,000 related to the 2010 gains on disposition of our unconsolidated investments in Woodbridge Crossing, a specialty retail center in Woodbridge, New Jersey, and Pebble Creek, an apartment community in Twinsburg, Ohio;

•	$3,702,000 (which includes $343,000 for unconsolidated entities) of increased write-offs of abandoned development projects in 2011 compared to 2010;

•

$3,278,000 related to the change in fair market value of certain derivatives between the comparable periods, which was marked to market through interest expense as a result of the derivatives not qualifying for hedge accounting; and

•	$2,396,000 primarily related to decreased occupancy at Two MetroTech Center, an office building in Brooklyn, New York.

Net earnings attributable to Forest City Enterprises, Inc. for the nine months ended October 31, 2011 was $17,676,000 versus $60,493,000 for the nine months ended October 31, 2010. The variance to the prior year is primarily attributable to the following decreases, which are net of noncontrolling interest:

•

$176,192,000 related to the 2010 gain on disposition of partial interest in seven mixed-use University Park life science properties, related to the formation of a new joint venture with an outside partner;

•	$31,437,000 related to the 2010 gain on disposition of partial interest in The Nets;

•

$29,342,000 related to the 2010 gain on disposition of partial interest in The Grand, Lenox Club and Lenox Park, apartment communities in the Washington D.C. metropolitan area, related to the formation of a new joint venture with an outside partner;

•	$7,210,000 primarily related to decreased occupancy at Two MetroTech Center;

•	$6,353,000 (which includes $2,900,000 for unconsolidated entities) of increased write-offs of abandoned development projects in 2011 compared to 2010;

•	$6,098,000 related to increases in professional fees associated with strategic planning and process improvement initiatives;

•	$3,206,000 related to a 2011 increase in allocated losses from our equity investment in The Nets; and

•

$3,034,000 (which includes $455,000 for unconsolidated entities) related to decreased gains on early extinguishment of debt in 2011 compared to 2010. See Note M - Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Gain on Extinguishment of Debt in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

These decreases were partially offset by the following increases, net of noncontrolling interest:

•	$64,559,000 related to the 2011 decrease in impairment charges of consolidated (including discontinued operations) and unconsolidated entities;

•	$42,622,000 related to the 2011 sale of land and air rights for development of a casino in downtown Cleveland, Ohio;

•

$39,373,000 related to the 2011 gains on disposition of rental properties exceeding 2010 gains. The 2011 gain related to Waterfront Station – East 4th & West 4th Buildings, office buildings in Washington, D.C., and Charleston Marriott, a hotel in Charleston, West Virginia, while the 2010 gains related to the disposition of 101 San Fernando, an apartment community in San Jose, California and Saddle Rock Village, a specialty retail center in Aurora, Colorado;

•

$9,561,000 due to the 2011 gain on disposition of partial interests in 15 retail properties in the New York City metropolitan area, related to the formation of new joint venture agreements with an outside partner;

•	$5,849,000 related to the 2011 gain on disposition of partial interest in the Mall at Stonecrest, related to the formation of a new joint venture with an outside partner;

•

$5,135,000 related to the change in fair market value of certain derivatives between the comparable periods, which was marked to market through interest expense as a result of the derivatives not qualifying for hedge accounting;

•

$4,739,000 related to the 2011 gains on disposition of our unconsolidated investments exceeding 2010 gains. The 2011 gains related to Metropolitan Lofts and Twin Lake Towers, apartment communities in Los Angeles, California and Denver, Colorado, respectively, while the 2010 gain primarily related to Woodbridge Crossing and Pebble Creek;

•	$3,142,000 related to an increase in income recognized on the sale of state and federal Historic Preservation Tax Credits and New Market Tax Credits in 2011 compared to 2010;

•	$2,656,000 related to transaction costs expensed during 2010 that were incurred in connection with a potential partial disposition of certain rental properties that did not occur; and

•	$50,216,000 due to decreased income tax expense attributable to both continuing and discontinued operations primarily related to the various transactions discussed herein.

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, operating expenses, interest expense, equity in earnings of unconsolidated entities and impairment of unconsolidated entities by segment. See discussion of these amounts by segment in the narratives following the tables.

	Three Months Ended October 31,			Nine Months Ended October 31,

	2011	2010	Variance	2011	2010	Variance

	(in thousands)			(in thousands)
Revenues from Real Estate Operations
Commercial Group	$184,178	$218,580	$(34,402)	$571,174	$649,168	$(77,994)
Commercial Group Land Sales	397	8,672	(8,275)	48,049	23,429	24,620
Residential Group	68,503	52,706	15,797	179,532	157,888	21,644
Land Development Group	8,120	7,088	1,032	24,072	19,564	4,508
The Nets	–	–	–	–	–	–
Corporate Activities	–	–	–	–	–	–

Total Revenues from Real Estate Operations	$261,198	$287,046	$(25,848)	$822,827	$850,049	$(27,222)

Operating Expenses
Commercial Group	$100,228	$103,340	$(3,112)	$299,373	$312,742	$(13,369)
Cost of Commercial Group Land Sales	270	7,169	(6,899)	3,425	18,952	(15,527)
Residential Group	46,856	33,681	13,175	123,392	98,833	24,559
Land Development Group	9,668	9,003	665	29,086	26,874	2,212
The Nets	–	–	–	–	–	–
Corporate Activities	12,133	8,889	3,244	36,558	29,325	7,233

Total Operating Expenses	$169,155	$162,082	$7,073	$491,834	$486,726	$5,108

Interest Expense
Commercial Group	$40,868	$56,191	$(15,323)	$128,285	$174,269	$(45,984)
Residential Group	10,015	3,295	6,720	25,269	17,318	7,951
Land Development Group	865	845	20	2,465	2,178	287
The Nets	–	–	–	–	–	–
Corporate Activities	15,487	15,509	(22)	42,195	48,052	(5,857)

Total Interest Expense	$67,235	$75,840	$(8,605)	$198,214	$241,817	$(43,603)

Equity in Earnings of Unconsolidated Entities
Commercial Group	$6,894	$6,274	$620	$13,661	$12,521	$1,140
Gain on disposition of Woodbridge Crossing	–	6,443	(6,443)	–	6,443	(6,443)
Gain on disposition of Coachella Plaza	–	–	–	–	104	(104)
Gain on disposition of Southgate Mall	–	–	–	–	64	(64)
Gain on disposition of El Centro Mall	–	–	–	–	48	(48)
Loss on disposition of Metreon	–	–	–	–	(1,046)	1,046
Residential Group	2,583	7,655	(5,072)	8,662	14,317	(5,655)
Gain on disposition of Metropolitan Lofts	–	–	–	9,964	–	9,964
Gain on disposition of Twin Lake Towers	–	–	–	2,603	–	2,603
Gain on disposition of Pebble Creek	–	2,215	(2,215)	–	2,215	(2,215)
Land Development Group	3,079	60	3,019	3,731	2,633	1,098
The Nets	(11,283)	(415)	(10,868)	(14,969)	(18,006)	3,037
Corporate Activities	–	–	–	–	–	–

Total Equity in Earnings of Unconsolidated Entities	$1,273	$22,232	$(20,959)	$23,652	$19,293	$4,359

Impairment of Unconsolidated Entities
Commercial Group	$39,189	$2,733	$36,456	$39,189	$14,889	$24,300
Residential Group	–	–	–	–	–	–
Land Development Group	2,100	18,831	(16,731)	2,100	21,856	(19,756)
The Nets	–	–	–	–	–	–
Corporate Activities	–	–	–	–	–	–

Total Impairment of Unconsolidated Entities	$41,289	$21,564	$19,725	$41,289	$36,745	$4,544

Commercial Group

Revenues from Real Estate Operations – Revenues from real estate operations for the Commercial Group, including the group’s land sales, decreased by $42,677,000, or 18.8%, for the three months ended October 31, 2011 compared to the same period in the prior year. The variance is primarily attributable to the following decreases:

•

$25,422,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2011 with an outside partner in 15 retail properties in the New York City metropolitan area;

•	$8,275,000 related to decreases in commercial outlot land sales primarily at Salt Lake City in Utah and Orchard Town Center in Westminster, Colorado;

•

$4,782,000 related to the change from full consolidation method of accounting to equity method for 8 Spruce Street, an apartment community in Manhattan, New York, in 2011 due to recapitalization transactions. The revenue for 2010 relates to amounts earned on a construction contract with the New York City School Construction Authority for the construction of a school on the lower floors at 8 Spruce Street. This represents a reimbursement of costs that is included in operating expenses;

•	$3,298,000 related to decreased occupancy at Two MetroTech Center; and

•	$1,933,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2011 with an outside partner at the Mall at Stonecrest.

These decreases were partially offset by the following increase:

•	$1,731,000 related to increased revenues on a lease with Rock Ohio Caesars Cleveland, LLC (“Rock Ohio”) for space in the Higbee Building in downtown Cleveland, Ohio, for Phase I of its new casino.

The balance of the remaining decrease of $698,000 was generally due to other miscellaneous fluctuations.

Revenues from real estate operations for the Commercial Group, including the group’s land sales, decreased by $53,374,000, or 7.9%, for the nine months ended October 31, 2011 compared to the same period in the prior year. The variance is primarily attributable to the following decreases:

•

$56,870,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2011 with an outside partner in 15 retail properties in the New York City metropolitan area;

•

$20,380,000 related to decreases in commercial outlot land sales primarily at South Bay Southern Center in Redondo Beach, California, Salt Lake City, Orchard Town Center and Westchester’s Ridge Hill in Yonkers, New York;

•

$9,461,000 related to the change from full consolidation method of accounting to equity method for 8 Spruce Street in 2011 due to recapitalization transactions. The revenues for 2010 and for 2011 prior to the conversion to equity method of accounting on July 1, 2011 relate to amounts earned on a construction contract with the New York City School Construction Authority for the construction of a school on the lower floors at 8 Spruce Street. This represents a reimbursement of costs that is included in operating expenses;

•	$8,205,000 related to decreased occupancy at Two MetroTech Center;

•	$8,031,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2010 with an outside partner in University Park; and

•	$2,082,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2011 with an outside partner at the Mall at Stonecrest.

These decreases were partially offset by the following increases:

•	$45,000,000 related to the 2011 sale of land and air rights for development of a casino in downtown Cleveland, Ohio;

•	$3,487,000 related to increased revenues on a lease with Rock Ohio for space in the Higbee Building for Phase I of its new casino;

•	$3,553,000 related to increased occupancy at Illinois Science and Technology Park in Skokie, Illinois and Orchard Town Center; and

•	$1,144,000 related to the phased opening of Westchester’s Ridge Hill.

The balance of the remaining decrease of $1,529,000 was generally due to other miscellaneous fluctuations.

Operating and Interest Expenses – Operating expenses for the Commercial Group, including the group’s land sales, decreased $10,011,000, or 9.1%, for the three months ended October 31, 2011 compared to the same period in the prior year. The variance is primarily attributable to the following decreases:

•

$10,926,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2011 with an outside partner in 15 retail properties in the New York City metropolitan area;

•	$6,899,000 related to decreases in commercial outlot land sales primarily at Salt Lake City and Orchard Town Center; and

•

$4,782,000 related to the change from full consolidation method of accounting to equity method for 8 Spruce Street in 2011 due to recapitalization transactions. The operating expense for 2010 relates to construction of a school at 8 Spruce Street. These costs are reimbursed by the New York City School Construction Authority which is included in revenues from real estate operations discussed above.

These decreases were partially offset by the following increases:

•	$2,665,000 related to the phased opening of Westchester’s Ridge Hill;

•	$2,098,000 related to increased write-offs of abandoned development projects in 2011 compared to 2010; and

•	$1,382,000 related to increased research and development costs for a modular construction project at Atlantic Yards in Brooklyn, New York.

The balance of the remaining increase of $6,451,000 was generally due to other miscellaneous fluctuations.

Operating expenses for the Commercial Group, including the group’s land sales, decreased $28,896,000, or 8.7%, for the nine months ended October 31, 2011 compared to the same period in the prior year. The variance is primarily attributable to the following decreases:

•

$24,131,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2011 with an outside partner in 15 retail properties in the New York City metropolitan area;

•	$17,905,000 related to decreases in commercial outlot land sales primarily at South Bay Southern Center, Salt Lake City, Orchard Town Center and Westchester’s Ridge Hill;

•

$9,461,000 related to the change from full consolidation method of accounting to equity method for 8 Spruce Street in 2011 due to recapitalization transactions. The operating expense for 2010 and for 2011 prior to the conversion to equity method of accounting on July 1, 2011 relate to construction of a school at 8 Spruce Street. These costs are reimbursed by the New York City School Construction Authority which are included in revenues from real estate operations; and

•	$2,434,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2010 with an outside partner in University Park.

These decreases were partially offset by the following increases:

•	$7,043,000 related to increased write-offs of abandoned development projects in 2011 compared to 2010;

•	$3,454,000 related to increased research and development costs for a modular construction project at Atlantic Yards in Brooklyn, New York;

•	$2,844,000 related to the phased opening of Westchester’s Ridge Hill;

•	$2,378,000 related to the 2011 sale of land and air rights for development of a casino in downtown Cleveland, Ohio; and

•	$1,689,000 primarily related to increased marketing costs related to the Barclays Center arena.

The balance of the remaining increase of $7,627,000 was generally due to other miscellaneous fluctuations.

Interest expense for the Commercial Group decreased by $15,323,000, or 27.3%, for the three months ended October 31, 2011 and by $45,984,000, or 26.4%, for the nine months ended October 31, 2011 compared to the same periods in the prior year. The variances are primarily attributable to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner in 15 retail properties in the New York City metropolitan area in 2011, increased capitalized interest due to additional qualified expenditures and changes in mark-to-market adjustments on non-designated interest rate swaps.

Comparable occupancy for the Commercial Group is 91.2% and 90.5% for retail and office, respectively, as of October 31, 2011 compared to 90.6% and 91.2%, respectively, as of October 31, 2010. Retail and office occupancy as of October 31, 2011 and 2010 is based on square feet leased at the end of the fiscal quarter. Comparable occupancy relates to properties opened and operated in both the nine months ended October 31, 2011 and 2010. Average occupancy for hotels for the nine months ended October 31, 2011 is 69.6% compared to 69.9% for the nine months ended October 31, 2010.

As of October 31, 2011, the average base rent per square feet expiring for retail and office leases is $27.46 and $31.19, respectively, compared to $27.74 and $31.04, respectively, as of October 31, 2010. Square feet of expiring leases and average base rent per square feet are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases. The average daily rate (“ADR”) for our hotel portfolio is $148.15 and $138.92 for the nine months ended October 31, 2011 and 2010, respectively. ADR is an operating statistic and is calculated by dividing revenue by the number of rooms sold for all hotels that were open and operating for both the nine months ended October 31, 2011 and 2010.

We continuously monitor retail and office leases expiring in the short to mid-term. Management’s plan to obtain lease renewals for expiring retail and office leases includes signing of lease extensions, if available, and active marketing for available or soon to be available space to new or existing tenants in the normal course of business.

Residential Group

Revenues from Real Estate Operations – Included in revenues from real estate operations is fee income related to the development and construction management related to our military housing projects. Military housing fee income and related operating expenses may vary significantly from period to period based on the timing of development and construction activity at each applicable project. Revenues from real estate operations for the Residential Group increased by $15,797,000, or 30.0%, during the three months ended October 31, 2011 compared to the same period in the prior year. The variance is primarily attributable to the following increases:

•

$9,918,000 related to military housing fee income from the management and development of military housing units located primarily on the islands of Oahu and Kauai, Hawaii, Chicago, Illinois, Seattle, Washington, and Colorado Springs, Colorado;

•	$1,997,000 related to the sale of land parcels and related development opportunities in Richmond, Virginia;

•	$1,424,000 related to third party management fees and other fee income;

•	$1,081,000 related to the change from equity method to full consolidation method of accounting for Millender Center in Detroit, Michigan; and

•	$1,072,000 related to new property openings as noted in the table below.

These increases were partially offset by the following decrease:

•	$2,075,000 related to the change from full consolidation to equity method of accounting for DKLB BKLN, an apartment community in Brooklyn, New York as a result of the recapitalization of the entity.

The balance of the remaining increase of $2,380,000 was generally due to increased rents and occupancies and other miscellaneous fluctuations.

Revenues from real estate operations for the Residential Group increased by $21,644,000, or 13.7%, during the nine months ended October 31, 2011 compared to the same period in the prior year. The variance is primarily attributable to the following increases:

•

$11,842,000 related to military housing fee income from the management and development of military housing units located primarily on the islands of Oahu and Kauai, Hawaii, Chicago, Illinois, Seattle, Washington, and Colorado Springs, Colorado;

•	$3,165,000 related to the change from equity method to full consolidation method of accounting for Millender Center in Detroit, Michigan;

•	$2,765,000 related to new property openings as noted in the table below; and

•	$1,997,000 related to the sale of land parcels and related development opportunities in Richmond, Virginia.

The balance of the remaining increase of $1,875,000 was generally due to other miscellaneous fluctuations.

Operating and Interest Expenses – Operating expenses for the Residential Group increased by $13,175,000, or 39.1%, during the three months ended October 31, 2011 compared to the same period in the prior year. This variance is primarily attributable to the following increases:

•	$8,117,000 related to management expenditures associated with military housing fee revenues;

•	$1,958,000 related to write-offs of abandoned development projects;

•	$1,950,000 related to the cost of the land sale and related development opportunities in Richmond, Virginia; and

•	$1,743,000 related to expenditures associated with third party management and consulting fee arrangements.

These increases were offset by the following decrease:

•

$1,123,000 related to the change from full consolidation to equity method of accounting for 8 Spruce Street, an apartment community in Manhattan, New York and DKLB BKLN as a result of the recapitalization of these entities.

The balance of the remaining increase of $530,000 was generally due to direct property expenses and general operating activities.

Operating expenses for the Residential Group increased by $24,559,000, or 24.8%, during the nine months ended October 31, 2011 compared to the same period in the prior year. This variance is primarily attributable to the following increases:

•	$12,615,000 related to management expenditures associated with military housing fee revenues;

•	$2,319,000 related to expenditures associated with third party management and consulting fee arrangements;

•	$2,301,000 related to the change from equity method to full consolidation method of accounting for Millender Center;

•	$2,210,000 related to write-offs of abandoned development projects;

•	$1,950,000 related to the cost of the land sale and related development opportunities in Richmond, Virginia;

•	$1,760,000 related to the change from full consolidation to equity method of accounting for 8 Spruce Street and DKLB BKLN as a result of the recapitalization of these entities; and

•	$1,189,000 related to new property openings as noted in the table below.

The balance of the remaining increase of $215,000 was generally due to direct property expenses and general operating activities.

Interest expense for the Residential Group increased by $6,720,000 or 203.9% during the three months ended October 31, 2011 and by $7,951,000 or 45.9% during the nine months ended October 31, 2011 compared to the same periods in the prior year primarily as a result of the opening of new properties, as noted in the table below, and mark-to-market adjustments on non-designated interest rate swaps.

The following table presents the increases (decreases) in revenues and operating expenses incurred by the Residential Group for newly-opened properties for the three and nine months ended October 31, 2011 compared to the same period in the prior year:

				Three Months Ended			Nine Months Ended
				October 31, 2011 vs. 2010			October 31, 2011 vs. 2010
Newly - Opened Properties	Location	Quarter – Year Opened	Units	Revenues from Real Estate Operations	Operating Expenses	Interest Expense	Revenues from Real Estate Operations	Operating Expenses	Interest Expense
				(in thousands)			(in thousands)
Presidio Landmark	San Francisco, California	Q3-2010	161	885	116	396	1,756	1,746	3,482
Hamel Mill Lofts	Haverhill, Massachusetts	Q4-2008/Q3-2010	305	187	(164)	(22)	1,009	(557)	33

Total				$1,072	$(48)	$374	$2,765	$1,189	$3,515

Comparable average occupancy for the Residential Group is 94.7% and 93.6% for the nine months ended October 31, 2011 and 2010, respectively. Average residential occupancy is calculated by dividing gross potential rent less vacancy by gross potential rent. Comparable occupancy relates to properties opened and operated in both the nine months ended October 31, 2011 and 2010.

Comparable net rental income (“NRI”) for our Residential Group was 92.0% and 89.6% for the nine months ended October 31, 2011 and 2010, respectively. NRI is an operating statistic that represents the percentage of potential rent received after deducting vacancy and rent concessions from gross potential rent.

Land Development Group

Revenues from Real Estate Operations – Land sales and the related gross margins vary from period to period depending on the timing of sales and general market conditions. Although improved over the same period in the prior year, our land sales continue to be impacted by decreased demand from home buyers in certain core markets for the land business, reflecting conditions throughout the housing industry. Revenues from real estate operations for the Land Development Group increased by $1,032,000 for the three months ended October 31, 2011 compared to the same period in the prior year. This variance is primarily attributable to the following increase:

•	$1,693,000 related to higher land sales at Stapleton, in Denver, Colorado.

The increase was partially offset by the following decrease:

•	$1,025,000 related to lower land sales at a land development project in Eaton Township, Ohio.

The balance of the remaining increase of $364,000 was due primarily to higher land sales at Tangerine Crossing in Tucson, Arizona, and Legacy Lakes in Aberdeen, North Carolina offset by fluctuations in land sales at other land development projects.

Revenues from real estate operations for the Land Development Group increased by $4,508,000 for the nine months ended October 31, 2011 compared to the same period in the prior year. This variance is primarily attributable to the following increases:

•	$4,701,000 related to higher land sales at Stapleton; and

•	$2,458,000 related to higher land sales at Tangerine Crossing and Mill Creek in York County, South Carolina.

These increases were partially offset by the following decreases:

•	$1,327,000 related to lower land sales at Gladden Forest in Marana, Arizona, and Waterbury in North Ridgeville, Ohio; and

•	$1,025,000 related to lower land sales at a land development project in Eaton Township, Ohio.

The balance of the remaining decrease of $299,000 was due to fluctuations in land sales at other land development projects.

Operating and Interest Expenses – Operating expenses increased by $665,000 for the three months ended October 31, 2011 compared to the same period in the prior year. This variance is primarily attributable to the following:

•	$1,025,000 related to lower land sales at a land development project in Eaton Township, Ohio.

The balance of the remaining increase of $1,690,000 was due primarily to higher land sales at Tangerine Crossing, Legacy Lakes and Stapleton offset by fluctuations in land sales and operating results at other land development projects.

Operating expenses increased by $2,212,000 for the nine months ended October 31, 2011 compared to the same period in the prior year. This variance is primarily attributable to the following increases:

•	$2,546,000 related to higher land sales at Tangerine Crossing and Mill Creek; and

•	$1,438,000 related to higher land sales at Stapleton.

These increases were partially offset by the following decreases:

•	$1,421,000 related to lower land sales at Gladden Forest and Waterbury; and

•	$1,025,000 related to lower land sales at a land development project in Eaton Township, Ohio.

The balance of the remaining increase of $674,000 was primarily due to fluctuations in land sales and operating results at other land development projects.

Interest expense increased by $20,000 for the three months ended October 31, 2011 and $287,000 for the nine months ended October 31, 2011 compared to the same periods in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group and interest rates.

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

The amount of equity in loss, net of noncontrolling interests, was $11,283,000 and $14,969,000 for the three and nine months ended October 31, 2011, respectively, representing an increase in our allocated losses of $10,868,000 and $3,206,000 compared to the same periods in the prior year.

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

The MP Entities met the $60,000,000 funding commitment during the three months ended July 31, 2011. As a result, NS&E is required to fund 100% of the operating needs, as defined, until the Barclays Center arena is complete and open, which is expected to be during the three months ended October 31, 2012. Thereafter, members’ capital contributions will be made in accordance with the operating agreements. During the three and nine months ended October 31, 2011, NS&E funded $14,678,000 and $22,978,000, respectively, of The Nets operating needs related to the 2011 – 2012 season.

Corporate Activities

Operating and Interest Expenses – Operating expenses increased by $3,244,000 and $7,233,000, respectively, for the three and nine months ended October 31, 2011 compared to the same periods in the prior year. The increase of $3,244,000 for the three months ended October 31, 2011 was primarily related to increases in professional fees of $1,787,000 associated with strategic planning and process improvement initiatives and charitable contributions of $508,000. The increase of $7,233,000 for the nine months ended October 31, 2011 was primarily related to an increase in professional fees of $6,098,000 associated with strategic planning and process improvement initiatives.

Interest expense decreased by $22,000 and $5,857,000, respectively, for the three and nine months ended October 31, 2011 compared to the same period in the prior year. The decrease for the nine months ended October 31, 2011 was related to the exchange of $110,000,000 and $40,000,000 of Convertible Senior Notes due 2016 retired in exchange for Class A common stock in January 2011 and May 2011, respectively, decreased interest on revolving credit facility as a result of decreased borrowings and a lower interest rate and the retirement of the $178,749,000 of Senior Notes in exchange for a new issuance of Series A preferred stock in March 2010, partially offset by interest expense on the $350,000,000 of Convertible Senior Notes issued in July 2011.

Other Activity

The following items are discussed on a consolidated basis.

Depreciation and Amortization

We recorded depreciation and amortization of $55,415,000 and $166,660,000 for the three and nine months ended October 31, 2011, respectively, and $60,367,000 and $177,733,000 for the three and nine months ended October 31, 2010, respectively, which is a decrease of $4,952,000, or 8.2%, and $11,073,000, or 6.2%, compared to the same periods in the prior year. The decreases are primarily attributable to the disposition of partial interests in rental properties, the largest of which related to 15 retail properties during the first quarter of 2011, offset by new property openings.

Impairment of Real Estate

We review our real estate portfolio, including land held for development or sale, for impairment whenever events or changes indicate that our carrying value may not be recoverable. In cases where we do not expect to recover our carrying costs, an impairment charge is recorded. The impairments recorded during the three and nine months ended October 31, 2011 and 2010 represent write-downs to estimated fair value due to a change in events, such as a bona fide third-party purchase offer or changes in certain assumptions, including estimated holding periods and current market conditions and the impact of these assumptions to the properties’ estimated future cash flows.

The following table summarizes our impairment of real estate included in continuing operations.

		Three Months Ended October 31,		Nine Months Ended October 31,
		2011	2010	2011	2010

		(in thousands)		(in thousands)
250 Huron (Office Building)	Cleveland, Ohio	$10,257	$2,040	$10,257	$2,040
Investment in retail property	Portage, Michigan	–	–	3,435	–
Land Projects:
Mill Creek	York County, South Carolina	–	110	1,400	560
Gladden Farms	Marana, Arizona	–	–	–	650
Development property at Waterfront Station	Washington, D.C.	–	3,103	–	3,103
Other		450	450	685	450

		$10,707	$5,703	$15,777	$6,803

In 2008, 250 Huron, an office building located in Cleveland, Ohio was vacated by its single tenant, which occupied the entire building. A lease termination payment received by us was placed into escrow for the purpose of servicing the nonrecourse mortgage debt until new tenants for the building could be obtained. During 2010, we entered into an option to sell the building at a sales price that was below the carrying value, resulting in an impairment charge of $2,040,000 during the three and nine months ended October 31, 2010. Unable to obtain the necessary lender approval for the purchaser to assume the nonrecourse mortgage debt, the option to sell expired in August 2011. Subsequently, we received a notice of default from the loan servicer. As a result, we no longer intend to hold the property long term and dramatically shortened its estimated holding period. This reduced estimate of future undiscounted cash flows was not sufficient to recover the carrying value of the asset, resulting in an impairment charge of $10,257,000 during the three months ended October 31, 2011. During November 2011, the lender entered into a sales agreement to sell the nonrecourse mortgage debt to a third party with whom we have entered into negotiations to transfer the property to in full satisfaction of the outstanding nonrecourse mortgage debt balance. Upon the actual disposition of the asset, we will be relieved of any payment obligation under the nonrecourse mortgage debt and will recognize a gain for the excess of the carrying value of the mortgage over the fair value of the asset disposed.

In addition, we had impairments related to consolidated real estate assets that were disposed of during the three months ended January 31, 2011 and included in discontinued operations. During the three and nine months ended October 31, 2010, we had impairments of real estate of $31,552,000 and $76,962,000, respectively, related to Simi Valley Town Center, a regional mall located in Simi Valley, California. During both the three and nine months ended October 31, 2010, we had a $2,641,000 impairment of real estate related to an investment in a triple net lease property located in Pueblo, Colorado.

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

The following table summarizes our impairment of unconsolidated entities:

		Three Months Ended October 31,		Nine Months Ended October 31,
		2011	2010	2011	2010

		(in thousands)		(in thousands)

Specialty Retail Centers:
Village at Gulfstream Park	Hallandale Beach, Florida	$34,579	$–	$34,579	$–
Metreon	San Francisco, California	–	–	–	4,595
Commercial land and development rights	Cleveland, Ohio	4,610	–	4,610	–
Mixed-Use Land Development:
Sterling Lakes	Pepper Pike, Ohio	1,700	–	1,700	–
Central Station:
Four Museum Park properties	Chicago, Illinois	–	18,311	–	18,311
Mercy Campus	Chicago, Illinois	–	–	–	1,817
Old Stone Crossing at Caldwell Creek	Charlotte, North Carolina	–	–	–	743
Office Buildings:
Mesa del Sol – Aperture Center	Albuquerque, New Mexico	–	2,733	–	2,733
818 Mission Street	San Francisco, California	–	–	–	4,018
Bulletin Building	San Francisco, California	–	–	–	3,543
Other		400	520	400	985

		$41,289	$21,564	$41,289	$36,745

The impairment recorded during the three months ended October 31, 2011 at Village at Gulfstream Park, a specialty retail center in Hallandale Beach, Florida represents an other-than-temporary impairment in our equity method investment. The specialty retail center was fully opened in February 2010 and was leased during the general economic downturn which resulted in a longer initial lease-up period than originally projected and increased rent concessions to the existing tenant base. Based on these conditions, management revised its estimate of future discounted cash flows, which are a key component in estimating fair value, resulting in an impairment charge of $35,000,000 during the three months ended January 31, 2011. During the three months ended October 31, 2011, the general economic conditions continued to negatively impact the operating results at the specialty retail center. The specialty retail center has continued to experience a slower than anticipated lease-up period and has not reached the expected level of cash flows used in previous estimates of fair value. Based on these conditions, management revised its estimate of future discounted cash flows downward. As a result, our equity method investment was recorded at its estimated fair value as of October 31, 2011, resulting in an additional impairment charge of $34,579,000 during the three months ended October 31, 2011.

Write-Off of Abandoned Development Projects

On a quarterly basis, we review each project under development to determine whether it is probable the project will be developed. If we determine that the project will not be developed, project costs are written off as an abandoned development project cost. We abandon certain projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or third party challenges related to entitlements or public financing. We wrote off abandoned development projects of $4,686,000 and $9,931,000 for the three and nine months ended October 31, 2011, respectively, and $641,000 and $678,000 for the three and nine months ended October 31, 2010, respectively, which were recorded in operating expenses.

In addition, included in equity in earnings (loss) of unconsolidated entities are write-offs of $343,000 and $2,900,000 for the three and nine months ended October 31, 2010, respectively, which represents our proportionate share of write-offs of abandoned development projects of equity method investments. We had no write-offs of abandoned development projects related to unconsolidated entities for both the three and nine months ended October 31, 2011.

Amortization of Mortgage Procurement Costs

We amortize mortgage procurement costs over the term of the related nonrecourse mortgage debt and notes payable. For the three and nine months ended October 31, 2011, we recorded amortization of mortgage procurement costs of $3,414,000 and $9,036,000, respectively. Amortization of mortgage procurement costs increased $92,000 and $381,000 for the three months and nine months ended October 31, 2011, respectively, compared to the same periods in the prior year.

Interest and Other Income

Interest and other income was $11,294,000 and $42,116,000 for the three and nine months ended October 31, 2011, respectively, compared to $11,919,000 and $34,964,000 for the three and nine months ended October 31, 2010, respectively. The increase of $7,152,000 for the nine months ended October 31, 2011 compared to the same period in the prior year is primarily due to an increase of $4,737,000 related to interest income on a total rate of return swap (“TRS”) and an increase of $3,142,000 related to the income recognition on the sale of state and federal historic preservation and new market tax credits.

Net Gain on Disposition of Partial Interests in Rental Properties and Other Investment

The net gain on disposition of partial interests in rental properties and other investment is comprised of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,

	2011	2010	2011	2010

	(in thousands)

Stonecrest Mall Joint Venture	$5,849	$–	$5,849	$–
New York Retail Joint Venture	–	–	9,561	–
University Park Joint Venture	–	399	–	176,192
The Nets	–	–	–	55,112
Bernstein Joint Venture	–	–	–	29,342
Other transaction costs	–	(2,656)	–	(2,656)

	$5,849	$(2,257)	$15,410	$257,990

See Note K - Net Gain on Disposition of Partial Interests in Rental Properties and Other Investment in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Equity in Earnings (Loss) of Unconsolidated Entities - (also see the “Impairment of Unconsolidated Entities” section of the MD&A)

Equity in earnings of unconsolidated entities was $1,273,000 for the three months ended October 31, 2011 compared to $22,232,000 for the three months ended October 31, 2010, representing a decrease of $20,959,000. This variance is primarily attributable to the following decreases:

-	Commercial Group

•	$6,443,000 related to the 2010 gain on disposition of our partnership interests in Woodbridge Crossing, a specialty retail center in Woodbridge, New Jersey;

•	$1,745,000 primarily related to 2010 lease termination fee income at San Francisco Centre, a regional mall located in San Francisco, California, that did not recur; and

•	$1,221,000 related to increased expenses from the phased opening of the East River Plaza, a retail center in Manhattan, New York.

-	Residential Group

•

$2,835,000 primarily related to increased interest expense due to an increased effective rate on the property level nonrecourse mortgage that is no longer hedged at the entity level at Uptown Apartments, an apartment community in Oakland, California;

•	$2,215,000 related to the 2010 gain on disposition of Pebble Creek, an apartment community located in Twinsburg, Ohio;

•

$1,334,000 related to the lease up losses of 8 Spruce Street currently being opened in phases and DKLB BKLN that opened in phases beginning in the fourth quarter of 2009. These two properties were consolidated until the recapitalization transaction in July 2011 which resulted in joint control of the investment; and

•	$1,289,000 primarily related to a favorable 2010 legal settlement at Oceanpointe Towers, a senior housing apartment community in Long Branch, New Jersey.

-	The Nets

•	$10,868,000 related to The Nets (see “The Nets” section of the “MD&A”).

These decreases were partially offset by the following increases:

-	Commercial Group

•

$1,976,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2011 with an outside partner in 15 retail properties in the New York City metropolitan area.

-	Land Group

•	$1,926,000 related to gain on early extinguishment of nonrecourse mortgage debt at Sterling Lakes, a mixed-use land development project in Pepper Pike, Ohio.

The balance of the remaining increase of $3,089,000 was due to fluctuations in the operations of equity method investments.

Equity in earnings of unconsolidated entities was $23,652,000 for the nine months ended October 31, 2011 compared to $19,293,000 for the nine months ended October 31, 2010, representing an increase of $4,359,000. This variance is primarily attributable to the following increases:

-	Commercial Group

•

$3,967,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2011 with an outside partner in 15 retail properties in the New York City metropolitan area;

•	$2,557,000 related to the 2010 write-off of an abandoned development project in Pittsburgh, Pennsylvania; and

•	$1,046,000 related to the 2010 loss on disposition of our partnership interests in Metreon.

-	Residential Group

•	$9,964,000 relates to the 2011 gain on disposition of Metropolitan Lofts;

•	$2,603,000 relates to the 2011 gain on disposition of Twin Lake Towers; and

•	$1,384,000 primarily related to a 2010 legal settlement at 3800 Wilshire, a condominium project in Los Angeles, California.

-	Land Group

•	$1,926,000 related to the 2011 gain on early extinguishment of nonrecourse mortgage debt at Sterling Lakes.

-	The Nets

•	$3,037,000 relates to a reduction in our share of the losses of The Nets.

These increases were partially offset by the following decreases:

-	Commercial Group

•	$6,443,000 related to the 2010 gain on disposition of our partnership interests in Woodbridge Crossing;

•	$4,739,000 primarily related to 2010 lease termination fee income at San Francisco Centre that did not recur;

•	$2,368,000 related to increased expenses from the phased opening of the East River Plaza; and

•	$1,926,000 primarily related to increased expenses of the phased opening at Village of Gulfstream, a specialty retail center in Hallandale Beach, Florida.

-	Residential Group

•

$4,485,000 related to the lease up losses of 8 Spruce Street and DKLB BKLN. These two properties were consolidated until the recapitalization transaction in July 2011 which resulted in joint venture control of the investment;

•	$2,215,000 related to the 2010 gain on disposition of Pebble Creek;

•

$2,065,000 primarily related to increased interest expense due to an increased effective rate on the property level nonrecourse mortgage that is no longer hedged at the entity level at Uptown Apartments;

•	$1,305,000 related to decreased sales at Central Station, a mixed-use land development in Chicago, Illinois; and

•	$1,168,000 primarily related to a favorable 2010 legal settlement at Oceanpointe Towers.

The balance of the remaining increase of $4,589,000 was due to fluctuations in the operations of equity method investments.

Discontinued Operations

See Note N - Discontinued Operations and Gain (Loss) on Disposition of Rental Properties in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

FINANCIAL CONDITION AND LIQUIDITY

With the exception of multi-family rental properties, ongoing economic conditions continue to put downward pressure on occupancies, rent levels and property values. Access to bank credit and capital has improved modestly since 2010, with the larger banks and permanent lenders indicating an increased interest in originating new loans for real estate projects, particularly as existing loans in their portfolios get paid off. Underwriting standards remain conservative, with lenders favoring high quality existing operating assets in strong markets. Originations of new loans for commercial mortgage backed securities remain well below the levels in 2006 and 2007. While a limited number of banks have begun to originate construction loans for new apartment projects, lending for land acquisition and construction loans for office or retail projects remain difficult to obtain. We believe loans for real estate projects will continue to be constrained for the foreseeable future.

Our principal sources of funds are cash provided by operations including land sales, our bank revolving credit facility, nonrecourse mortgage debt and notes payable, dispositions of operating properties or development projects through sales or equity joint ventures, proceeds from the issuance of senior notes, proceeds from the issuance of common or preferred equity and other financing arrangements. Our principal uses of funds are the financing of our real estate operating and development projects and acquisitions of real estate, capital expenditures for our existing portfolio and principal and interest payments on our nonrecourse mortgage debt, notes payable and bank revolving credit facility, interest and principal payments on our outstanding senior notes and dividend payments on our Series A preferred stock.

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

During the nine months ended October 31, 2011, we were successful in closing several transactions that improved our liquidity, strengthened our Balance Sheet and addressed certain near term maturities of our debt.

•

We successfully entered into a Third Amended and Restated Credit Agreement and a Third Amended and Restated Guaranty of Payment of Debt (collectively, the “Credit Facility”) which fixed our total available borrowings at $450,000,000 while removing the provision to reduce this maximum for specified external capital raising events. The Credit Facility matures on March 30, 2014 and provides for one 12-month extension option, subject to certain conditions and replaces a previous facility that was set to expire February 1, 2012. Although both the new and previous facilities bear interest at LIBOR plus 3.75%, the LIBOR floor under the new Credit Facility was reduced from 200 basis points to 100 basis points. The Credit Facility removes the previous prohibition on paying common stock dividends, subject to a specified limitation. As amended on July 13, 2011, this limitation allows us to utilize up to $24,000,000 during any four consecutive fiscal quarter periods for either common stock dividends or common stock repurchases and required a portion of the proceeds from the issuance of our 4.25% Convertible Senior Notes due 2018 to be used to retire certain debt, as discussed below.

•

In July 2011, we issued $350,000,000 of 4.25% Convertible Senior Notes due 2018 in a private placement (the “Issuance”). As required by our Credit Facility, 75% of the net proceeds ($254,531,000) were required to be used to retire debt no later than 180 days subsequent to the closing of such Issuance, subject to an additional 90 day extension provided certain terms of the amendment are met. During the three months ended October 31, 2011, using the proceeds from this Issuance, we made paydowns on selected nonrecourse mortgage debt including properties specifically discussed below in a continued effort to address near to mid-term debt maturities. In addition, the remaining $46,891,000 of our Puttable Equity-Linked Senior Notes due 2011 matured and were paid in full during the three months ended October 31, 2011. As of October 31, 2011, the requirement has been met and no further reserve for retirement of debt is required.

•

During the nine months ended October 31, 2011, we generated significant net proceeds from property sales and equity joint ventures of $319,461,000, the majority of which relates to new joint ventures formed with an outside partner for equity interests in 15 retail properties located in the New York City metropolitan area (see the “Net Gain on Disposition of Partial Interest in Rental Properties and Other Investment” section of the MD&A) and the sale of Waterfront Station – East 4th & West 4th Buildings (see the “Discontinued Operations” section of the MD&A) . This liquidity will be used to fund our equity requirements in our development projects and extend or paydown near term debt maturities.

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

•

During July 2011, we also completed recapitalizations and modified credit facilities for 8 Spruce Street and DKLB BKLN. These transactions resulted in significant debt reduction for the properties. For 8 Spruce Street, our 30% partner in the project converted its $110,000,000 of mezzanine debt to equity, increasing its equity ownership to 49%. We also modified the property’s existing nonrecourse financing, whereby the credit facility was reduced from $605,000,000 to $539,000,000 and the maturity was extended through July 1, 2016. These changes reduce total available debt on the property from $715,000,000 to $539,000,000. For DKLB BKLN, the holder of $30,000,000 mezzanine debt converted its mezzanine debt to a 49% equity interest in the property. We also modified the property’s existing bank financing, whereby the balance was reduced from $117,000,000 to $104,000,000 and the maturity was extended through July 3, 2013. These changes reduce total debt on the property from $147,000,000 to $104,000,000.

We continue to explore various other options to strengthen our balance sheet and enhance our liquidity, but can give no assurance that we can accomplish any of these other options on favorable terms or at all. If we cannot enhance our liquidity, it could adversely impact our growth and result in further curtailment of development activities.

As of October 31, 2011 we had $372,285,000 of nonrecourse mortgage financings with scheduled maturities during the fiscal year ending January 31, 2012, of which $26,925,000 represents regularly scheduled amortization payments. Subsequent to October 31, 2011, we have addressed $109,346,000 of these maturities, through closed transactions, commitments and/or automatic extensions. We are currently in negotiations to refinance and/or extend the remaining $236,014,000 of nonrecourse debt scheduled to mature during the year ended January 31, 2012. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings.

We have two nonrecourse mortgages amounting to $86,219,000 that are in default as of October 31, 2011 and are included in 2011 nonrecourse mortgage financings due during the fiscal year ended January 31, 2012. During the three months ended October 31, 2011, each lender commenced foreclosure proceedings on these nonrecourse mortgages. Upon the actual disposition of the assets securing these nonrecourse mortgages, we will be relieved of any payment obligation under the nonrecourse mortgage and will recognize a gain for the excess of the carrying value of the mortgages over the fair value of the assets disposed. The loss of these properties would not have a significant impact to our financial condition, cash flows or liquidity.

As of October 31, 2011, we had two nonrecourse mortgages greater than five percent of our total nonrecourse mortgage debt and notes payable. The mortgages, encumbering New York Times, an office building in Manhattan, New York and Westchester’s Ridge Hill, have outstanding balances of $640,000,000 and $453,221,000, respectively, at October 31, 2011.

As of October 31, 2011, our share of nonrecourse mortgage debt and notes payable recorded on our unconsolidated subsidiaries amounted to $2,299,053,000 of which $72,643,000 ($7,188,000 represents scheduled principal payments) was scheduled to mature during the year ending January 31, 2012. Negotiations are ongoing on the 2011 maturities, but we cannot give assurance that we will obtain these financings on favorable terms or at all.

We have a fully consolidated development project consisting of approximately 13 acres of land held in Las Vegas, Nevada with a carrying value of approximately $128,000,000. The project was secured by a nonrecourse mortgage of approximately $41,800,000, which matured on July 1, 2011 and was in default at July 31, 2011. In August 2011, we successfully resolved the defaulted nonrecourse mortgage by settling the entire outstanding balance of nonrecourse mortgage at a discount for a cash payment of approximately $26,600,000 resulting in a gain on extinguishment of debt during the three months ended October 31, 2011 of $15,101,000, net of expenses. Based on our current estimated cash flow analysis, the carrying value of the development project is projected to be recovered from estimated future undiscounted cash flows. However, if there are changes to our current development plan assumptions, or we experience significant delays in the development project, the assumptions used in our estimated cash flow analysis may change, resulting in a potentially significant impairment charge being recorded.

We have a regional mall in Bolingbrook, Illinois which opened in 2007, and has yet to achieve its expected stabilization levels. During the three months ended October 31, 2011, we made a $20,000,000 mortgage paydown, extended the maturity date from March 2013 to September 2018 and reduced the interest rate from 5.56% to 4.38%. At October 31, 2011, the property is secured by an approximate $74,600,000 nonrecourse mortgage as well as a special real estate tax assessment that supports certain municipal bond financing that was used to provide infrastructure improvements benefiting the property. With the deleveraging of the asset and the lower interest rate, these transactions decreased debt service requirements and improved operating cash flow.

Three of our joint ventures accounted for under the equity method of accounting have nonrecourse mortgages that are past due or in default at October 31, 2011 (our proportional share of these mortgages is $16,299,000). If we go into default and are unable to negotiate an extension or otherwise cure the default, the lenders could commence foreclosure proceedings. The carrying value of our investments in the joint ventures was $-0- at October 31, 2011.

Bank Revolving Credit Facility

The following table summarizes the available credit on the Credit Facility:

	October 31, 2011	January 31, 2011

	(in thousands)
Maximum borrowings	$450,000	$470,336
Less outstanding balances and reserves:
Borrowings	–	137,152
Letters of credit	74,221	63,418
Surety bonds	–	–
Reserve for retirement of debt	–	46,891

Available credit	$375,779	$222,875

See Note E - Bank Revolving Credit Facility in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Senior and Subordinated Debt

The following table summarizes our senior and subordinated debt:

	October 31, 2011	January 31, 2011
	(in thousands)
Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011, net of discount	$–	$45,480
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	199,050	198,806
7.625% Senior Notes due 2015	178,253	178,253
5.000% Convertible Senior Notes due 2016	50,000	90,000
6.500% Senior Notes due 2017	132,144	132,144
4.250% Convertible Senior Notes due 2018	350,000	–
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	1,009,447	744,683

Subordinated Debt:
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Senior and Subordinated Debt	$1,038,447	$773,683

See Note F - Senior and Subordinated Debt in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

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

We are actively working to refinance and/or extend the maturities of the nonrecourse debt that is coming due in the next 24 months. During the nine months ended October 31, 2011, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancings	$84,000
Construction and development projects (1)	345,896
Loan extensions/additional fundings	425,311

$855,207

(1)	Represents the full amount available to be drawn on the loans.

Cash Flows

Operating Activities

Net cash provided by operating activities was $203,470,000 and $149,462,000 for the nine months ended October 31, 2011 and 2010, respectively. The net increase in cash provided by operating activities in the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010 of $54,008,000 is the result of the following (in thousands):

Decrease in rents and other revenues received	$(57,803)
Decrease in interest and other income received	(26,440)
Increase in cash distributions from unconsolidated entities	7,992
Increase in proceeds from land sales - Land Development Group	4,878
Increase in proceeds from land sales - Commercial Group	22,730
Increase in land development expenditures	(1,173)
Decrease in operating expenditures	25,701
Decrease in restricted cash and escrowed funds used for operating purposes	30,056
Decrease in interest paid	48,067

Net increase in cash provided by operating activities	$54,008

Investing Activities

Net cash used in investing activities was $163,793,000 and $718,892,000 for the nine months ended October 31, 2011 and 2010, respectively. Net cash used in investing activities consisted of the following:

	Nine Months Ended October 31,
	2011	2010

	(in thousands)
Capital expenditures	$(547,531)	$(563,880)

Payment of lease procurement costs	(16,907)	(16,024)

Increase in other assets	(10,215)	(40,597)

Decrease (increase) in restricted cash and escrowed funds used for investing purposes:
Barclays Center, a sports arena complex under construction in Brooklyn, New York	144,743	(164,526)
8 Spruce Street, an unconsolidated mixed-use residential project under construction in Manhattan, New York (1)	49,665	(99,836)
Foundry Lofts, an apartment community under construction in Washington, D.C.	19,831	(36,084)
Westchester’s Ridge Hill, a retail center under construction in Yonkers, New York	4,349	–
DKLB BKLN, an unconsolidated apartment building in Brooklyn, New York (1)	571	18,490
Atlantic Yards, a mixed-use development project in Brooklyn, New York	(30,588)	(30,765)
Avenue at Tower City Center, a specialty retail center in Cleveland, Ohio	(3,856)	–
John Hopkins - 855 North Wolfe Street, an office building in East Baltimore, Maryland	(2,997)	–
Collateral returned for a forward swap on East River Plaza, an unconsolidated retail project in Manhattan, New York	–	22,930
Other	(109)	(12,065)

Subtotal	181,609	(301,856)

Proceeds from dispositions of full or partial interests in rental properties:
Disposition of partial interest in 15 retail properties in the New York metropolitan area	166,510	–
Waterfront Station - East 4th & West 4th Buildings, office buildings in Washington, D.C.	126,123	–
Development project in Washington D.C.	19,348	–
Charleston Marriott, a hotel in Charleston, West Virginia	7,480	–
Disposition of partial interests in seven buildings in our University Park project in Cambridge, Massachusetts	–	139,576
Disposition of partial interests in three apartment communities in the Washington D.C. metropolitan area	–	28,922
101 San Fernando, an apartment community in San Jose, California	–	20,534
Other	–	756

Total proceeds from dispositions of full or partial interests in rental properties	319,461	189,788

Change in investments in and advances to affiliates - (investment in) or return of investment:
Dispositions:
Metropolitan Lofts, an unconsolidated apartment community in Los Angeles, California	12,590	–
Metreon, an unconsolidated specialty retail center in San Francisco, California	–	17,882
Pebble Creek, an unconsolidated apartment community in Twinsburg, Ohio	–	2,065
Residential Projects:
8 Spruce Street, an unconsolidated mixed-use residential project under construction in Manhattan, New York (1)	(62,467)	–
DKLB BKLN, an unconsolidated apartment building in Brooklyn, New York (1)	(11,894)	–
Autumn Ridge, primarily refinancing proceeds from an unconsolidated project in Sterling Heights, Michigan	–	4,886
The Grand, Lenox Club and Lenox Park, primarily proceeds from additional financing at the unconsolidated entity that owns these apartment projects located in the Washington, D.C. area	–	4,000
Plymouth Square, primarily refinancing proceeds from an unconsolidated project in Detroit, Michigan	–	3,467
Cambridge Towers, primarily refinancing proceeds from an unconsolidated project in Detroit, Michigan	–	3,453
Uptown Apartments, an unconsolidated project in Oakland, California	(2,650)	(3,497)
The Nets, a National Basketball Association member	(22,978)	–
Commercial Projects:
65/80 Landsdowne Street, primarily refinancing proceeds from an unconsolidated office building in Cambridge, Massachusetts	12,059	–
Village at Gulfstream Park, an unconsolidated specialty retail center project in Hallandale Beach, California	(10,614)	(9,502)
Metreon, an unconsolidated specialty retail center in San Francisco, California (Prior to disposition during the second quarter of 2010)	–	(2,024)
Land Development:
Woodforest, an unconsolidated project in Houston, Texas	–	(3,850)
Other net (advances) returns of investment of equity method investments and other advances to affiliates	(4,256)	(3,203)

Subtotal	(90,210)	13,677

Net cash used in investing activities	$(163,793)	$(718,892)

(1)	These properties changed from the full consolidation method of accounting to equity method of accounting on July 1, 2011 due to recapitalization transactions. Decreases in restricted cash amounts represent activity prior to the change to equity method of accounting while changes in investments in and advances to unconsolidated entities represent activity subsequent to the change to equity method of accounting.

Financing Activities

Net cash (used in) provided by financing activities was $(3,393,000) and $508,265,000 for the nine months ended October 31, 2011 and 2010, respectively. Net cash (used in) provided by financing activities consisted of the following:

	Nine Months Ended October 31,
	2011	2010
	(in thousands)
Proceeds from nonrecourse mortgage debt and notes payable	$265,836	$599,495
Principal payments on nonrecourse mortgage debt and notes payable	(317,206)	(279,769)
Borrowings on bank revolving credit facility	464,575	661,352
Payments on bank revolving credit facility	(601,727)	(619,266)
Payment of Puttable Equity-Linked Senior Notes due 2011	(39,407)	–
Proceeds from issuance of Convertible Senior Notes due 2018, net of $10,625 of issuance costs	339,375	–
Payment of transaction costs related to exchanges of Convertible Senior Notes due 2016 for Class A common stock	(3,200)	–
Purchase of Senior Notes due 2011 and 2017	–	(16,569)
Payment of deferred financing costs	(12,414)	(25,155)
Change in restricted cash and escrowed funds and book overdrafts	(1,681)	(1,187)
Proceeds from issuance of Series A preferred stock, net of $5,544 of issuance costs	–	44,456
Payment for equity call hedge related to the issuance of Series A preferred stock	–	(17,556)
Dividends paid to preferred shareholders	(11,550)	(7,957)
Purchase of treasury stock	(1,670)	(711)
Exercise of stock options	177	–
Contributions from redeemable noncontrolling interest	–	181,909
Contributions from noncontrolling interests	3,087	2,526
Distributions to noncontrolling interests	(87,588)	(13,303)

Net cash (used in) provided by financing activities	$(3,393)	$508,265

LEGAL PROCEEDINGS

We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.

NEW ACCOUNTING GUIDANCE

The following accounting pronouncements were adopted during the nine months ended October 31, 2011:

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

The following new accounting pronouncements will be adopted on their respective required effective dates:

In September 2011, the FASB issued an amendment to the accounting guidance on testing goodwill for impairment. This guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after performing a qualitative assessment an entity determines that it is not more likely than not that the fair market value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is not necessary. If an entity concludes otherwise, it is then required to perform the first step of the two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect the adoption of this accounting guidance to have a material impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk includes the increased difficulty or inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At October 31, 2011, our outstanding variable-rate debt consisted of $1,781,144,000 of taxable debt and $424,654,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. However, due to the current market conditions, when available, we are currently extending maturities with existing lenders at current market terms. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.

Interest Rate Exposure

At October 31, 2011, the composition of nonrecourse mortgage debt was as follows:

	Operating Properties	Development Projects		Land Projects	Total	Total Weighted Average Rate

	(dollars in thousands)
Fixed	$3,022,628	$259,551		$5,395	$3,287,574	5.81%
Variable
Taxable	1,346,999	420,378		13,767	1,781,144	5.01%
Tax-Exempt	408,654	–		16,000	424,654	1.40%

	$4,778,281	$679,929	(1)	$35,162	$5,493,372	5.21%

Total commitment from lenders		$1,428,197		$35,162

(1)	Proceeds from outstanding debt of $14,022 described above are recorded as restricted cash and escrowed funds. For bonds issued in conjunction with development, the full amount of the bonds is issued at the beginning of construction and must remain in escrow until costs are incurred.

To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:

Taxable (Priced off of LIBOR Index)

	Caps		Swaps
Period Covered	Notional Amount	Average Base Rate	Notional Amount	Average Base Rate
	(dollars in thousands)
11/01/11-02/01/12	$543,868	4.77%	$1,197,320	3.65%
02/01/12-02/01/13	243,582	3.36%	897,193	4.33%
02/01/13-02/01/14	13,826	6.55%	898,139	4.41%
02/01/14-02/01/15	–	–	652,496	5.44%
02/01/15-02/01/16	–	–	651,810	5.45%
02/01/16-09/01/17	–	–	640,000	5.50%

Tax-Exempt (Priced off of SIFMA Index)

	Caps
Period Covered	Notional Amount	Average Base Rate
	(dollars in thousands)
11/01/11-02/01/12	$174,094	5.83%
02/01/12-02/01/13	174,094	5.83%
02/01/13-02/01/14	129,069	5.90%
02/01/14-08/15/14	27,855	6.00%

The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 2.70% and has never exceeded 8.00%.

Forward Swaps

We periodically enter into forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, we intend to simultaneously terminate the forward swap associated with that financing. At October 31, 2011, we had no forward swaps outstanding.

Sensitivity Analysis to Changes in Interest Rates

Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of October 31, 2011, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $8,267,000 at October 31, 2011. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $6,674,000 at October 31, 2011. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.

From time to time, we and/or certain of our joint ventures (the “Joint Ventures”) enter into total rate of return swap (“TRS”) on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally equivalent to the Security Industry and Financial Markets Association (“SIFMA”) rate plus a spread. At October 31, 2011, the SIFMA rate was 0.14%. Additionally, we and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowing, resulting in minimal financial impact to us and/or the Joint Ventures. At October 31, 2011, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $260,982,000. The underlying TRS borrowings are subject to a fair value adjustment. In addition, we have TRS with a notional amount of $172,063,000 that is not designated as fair value hedging instruments, but is subject to interest rate risk.

We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At October 31 and January 31, 2011, we reported interest rate caps and floors at fair value of approximately $26,000 and $195,000, respectively, in other assets. We also included interest rate swap agreements and TRS with positive fair values of approximately $7,251,000 and $4,661,000 at October 31 and January 31, 2011, respectively, in other assets. At October 31 and January 31, 2011, we included interest rate swap agreements and TRS that had a negative fair value of approximately $165,988,000 and $156,587,000, respectively, (which includes the forward swaps) in accounts payable, accrued expenses and other liabilities.

We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the table below contains the estimated fair value of our long-term debt at October 31, 2011.

	Carrying Value	Fair Value	Fair Value with 100 bp Decrease in Market Rates
	(in thousands)
Fixed	$ 4,326,021	$ 4,473,280	$ 4,740,417
Variable
Taxable	1,781,144	1,844,117	1,928,936
Tax-Exempt	424,654	417,051	477,804
Total Variable	$ 2,205,798	$ 2,261,168	$ 2,406,740
Total Long-Term Debt	$ 6,531,819	$ 6,734,448	$ 7,147,157

The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)

October 31, 2011

	Expected Maturity Date
	Year Ending January 31,
Long-Term Debt	2012	2013	2014	2015	2016	Period Thereafter	Total Outstanding 10/31/11	Fair Market Value 10/31/11
	(dollars in thousands)
Fixed:
Fixed-rate debt	$136,496	$315,041	$598,811	$288,726	$343,639	$1,604,861	$3,287,574	$3,507,285
Weighted average interest rate	6.64%	6.04%	6.44%	6.07%	5.59%	5.46%	5.81%

Senior & subordinated debt (1)	–	–	29,000 (4)	199,050 (3)	178,253	632,144	1,038,447	965,995
Weighted average interest rate	–%	–%	7.88%	3.63%	7.63%	5.27%	5.43%
Total Fixed-Rate Debt	136,496	315,041	627,811	487,776	521,892	2,237,005	4,326,021	4,473,280

Variable:
Variable-rate debt	235,527	787,901	92,709	24,607	–	640,400	1,781,144	1,844,117
Weighted average interest rate (2)	3.05%	3.69%	6.59%	3.82%	–%	7.19%	5.01%

Tax-exempt	262	239	91,055	272	290	332,536	424,654	417,051
Weighted average interest rate (2)	1.51%	1.64%	2.63%	1.64%	1.64%	1.07%	1.40%

Bank revolving credit facility (1)	–	–	–	–	–	–	–	–
Weighted average interest rate	–%	–%	–%	–%	–%	–%	–%
Total Variable-Rate Debt	235,789	788,140	183,764	24,879	290	972,936	2,205,798	2,261,168

Total Long-Term Debt	$372,285	$1,103,181	$811,575	$512,655	$522,182	$3,209,941	$6,531,819	$6,734,448

Weighted average interest rate	4.36%	4.36%	6.08%	5.01%	6.28%	5.31%	5.25%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of October 31, 2011.

(3)	Contains the principal amount of the puttable equity-linked senior notes due 2014 less the unamortized discount of $950 as of October 31, 2011.

(4)	The mandatory tender date of the custodial receipts, which represent ownership in the bonds, was used for the expected maturity date in lieu of the maturity date on the face of the bonds.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)

January 31, 2011

	Expected Maturity Date
	Year Ending January 31,
Long-Term Debt	2012	2013	2014	2015	2016	Period Thereafter	Total Outstanding 1/31/11	Fair Market Value 1/31/11
	(dollars in thousands)
Fixed:
Fixed-rate debt	$280,274	$345,211	$855,352	$462,257	$361,758	$1,570,594	$3,875,446	$4,087,103
Weighted average interest rate	6.77%	6.10%	6.56%	5.96%	5.59%	5.75%	6.04%

Senior & subordinated debt (1)	45,480 (3)	–	29,000 (5)	198,806 (4)	178,253	322,144	773,683	715,625
Weighted average interest rate	3.63%	–%	7.88%	3.63%	7.63%	6.35%	5.84%
Total Fixed-Rate Debt	325,754	345,211	884,352	661,063	540,011	1,892,738	4,649,129	4,802,728

Variable:
Variable-rate debt	798,146	1,064,953	46,411	12,414	–	640,220	2,562,144	2,617,433
Weighted average interest rate(2)	3.80%	3.38%	6.05%	1.46%	–%	7.18%	4.50%

Tax-exempt	132,430	204,616	91,565	815	869	339,333	769,628	764,981
Weighted average interest rate(2)	2.63%	2.52%	2.78%	3.79%	3.79%	1.42%	2.09%

Bank revolving credit facility (1)	–	137,152	–	–	–	–	137,152	137,152
Weighted average interest rate(2)	–%	5.75%	–%	–%	–%	–%	5.75%
Total Variable-Rate Debt	930,576	1,406,721	137,976	13,229	869	979,553	3,468,924	3,519,566

Total Long-Term Debt	$1,256,330	$1,751,932	$1,022,328	$674,292	$540,880	$2,872,291	$8,118,053	$8,322,294

Weighted average interest rate	4.33%	4.00%	6.24%	5.19%	6.26%	5.62%	5.16%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of January 31, 2011.

(3)	Represents the principal amount of the puttable equity-linked senior notes due 2011 of $46,891 less the unamortized discount of $1,411 as of January 31, 2011, as adjusted for the adoption of accounting guidance for convertible debt instruments. This unamortized discount is accreted through interest expense, which resulted in an effective interest rate of 7.51%.

(4)	Contains the principal amount of the puttable equity-linked senior notes due 2014 less the unamortized discount of $1,194 as of January 31, 2011.

(5)	The mandatory tender date of the custodial receipts, which represent ownership in the bonds, was used for the expected maturity date in lieu of the maturity date on the face of the bonds.

Item 4. Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2011.

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b) – Not applicable.

(c) – Repurchase of equity securities during the quarter.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Class A Common Stock
August 1 through August 31, 2011	–	$–	–	–
September 1 through September 30, 2011	1,121	$11.12	–	–
October 1 through October 31, 2011	1,913	$14.05	–	–

Total	3,034	$12.97	–	–

  (1)   Class A common stock was repurchased to satisfy the minimum tax withholding requirements relating to restricted stock vesting.

Item 6. Exhibits

Exhibit Number		Description of Document

*3.1	-	Code of Regulations as amended August 11, 2010 (corrected).

+10.1	-

Employment Agreement, dated September 22, 2011, by and among David J. LaRue and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 26, 2011 (File No. 1-4372).

+10.2	-

Employment Agreement, dated September 22, 2011, by and among Robert G. O’Brien and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 26, 2011 (File No. 1-4372).

+*10.3	-	Agreement regarding death benefits, between Forest City Enterprises, Inc. and David J. LaRue.

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	-

The following financial information from Forest City Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

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

FOREST CITY ENTERPRISES, INC.
(Registrant)

Date: December 8, 2011	/s/ ROBERT G. O’BRIEN
Name: Robert G. O’Brien
Title: Executive Vice President and
Chief Financial Officer

Date: December 8, 2011	/s/ CHARLES D. OBERT
Name: Charles D. Obert
Title: Senior Vice President, Corporate Controller
and Chief Accounting Officer