Form 10-K
period 2012-01-31
FOREST CITY ENTERPRISES INC
filed 2012-04-02
CIK 38067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended January 31, 2012

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

YES  ☐    NO  ☒

The aggregate market value of the outstanding common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,498,982,278.

The number of shares of registrant’s common stock outstanding on March 21, 2012 was 150,141,368 and 20,911,371 for Class A and Class B common stock, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 13, 2012 are incorporated by reference into Part III to the extent described herein.

Forest City Enterprises, Inc. and Subsidiaries

Annual Report on Form 10-K

For The Year Ended January 31, 2012

PART I

Item 1. Business

Founded in 1920 and publicly traded since 1960, Forest City Enterprises, Inc. (with its subsidiaries, the “Company” or “Forest City”) principally engages in the ownership, development, management and acquisition of commercial and residential real estate and land in 28 states and the District of Columbia. At January 31, 2012, the Company had approximately $10.5 billion in consolidated assets, of which approximately $9.6 billion was invested in real estate, at cost. The Company’s core markets include Boston, Chicago, Dallas, Denver, Los Angeles, New York, Philadelphia, the Greater San Francisco metropolitan area, and the Greater Washington D.C. metropolitan area. The Company has offices in Albuquerque, Boston, Chicago, Dallas, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C. and the Company’s corporate headquarters in Cleveland, Ohio. The Company’s portfolio of real estate assets is diversified both geographically and among property types.

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

•

Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. As of January 31, 2012, the Board of Directors of the Company approved a strategic decision by senior management to reposition or divest significant portions of its Land Development Group and is actively reviewing alternatives to do so. See further discussion regarding this strategic decision under “Land Development Group” in this section.

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

Financial information about industry segments required by this item is included in Item 8 - Financial Statements and Supplementary Data and Note N - Segment Information.

Commercial Group

The Company has developed and/or acquired retail projects for more than 50 years and office and mixed-use projects for more than 30 years. The Commercial Group’s diverse portfolio is in both urban and suburban locations in 15 states and the District of Columbia. The Commercial Group targets markets where it uses its expertise to develop complex projects, often employing public and/or private partnerships. As of January 31, 2012, the Commercial Group owned interests in 96 completed properties including:

•	49 office properties (13.5 million gross leasable square feet);

•	17 regional malls (gross leasable area (“GLA”) of 9.3 million square feet);

•	28 specialty retail centers (GLA of 6.8 million square feet); and

•	2 hotels (1,015 rooms).

Included in the regional malls total above is Westchester’s Ridge Hill, a regional mall in Yonkers, New York with GLA of 1.3 million square feet, which is currently opening in phases.

In addition, the Commercial Group has three projects under construction:

•	The Yards - Boilermaker Shops, a specialty retail center in Washington, D.C. (GLA of 40,000 square feet);

•	John Hopkins Parking Garage, a 492,000 square foot parking garage in Baltimore, Maryland; and

•	Barclays Center arena in Brooklyn, New York.

The Barclays Center arena is expected to be completed and opened during the three months ended October 31, 2012. This 18,000 seat arena is expected to host more than 200 events annually, including professional and collegiate sports, concerts, family shows and The Nets basketball games.

In its office development activities, the Company is primarily a build-to-suit developer that works with tenants to meet their requirements. The Company’s office development has focused primarily on mixed-use projects in urban developments, often built in conjunction with hotels and/or retail centers or as part of a major office or life science campus. As a result of this focus on urban developments, the Company continues to concentrate future office and mixed-use developments largely in our core markets areas.

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

The following tables provide lease expiration and significant tenant information relating to the Commercial Group’s retail properties.

Schedule of Retail Lease Expirations as of January 31, 2012

EXPIRATION YEAR	NUMBER OF EXPIRING LEASES	SQUARE FEET OF EXPIRING LEASES (3)	PERCENTAGE OF TOTAL LEASED GLA (1)	NET BASE RENT EXPIRING (2)	PERCENTAGE OF TOTAL BASE RENT	AVERAGE BASE RENT PER SQUARE FEET EXPIRING (3)

2012	275	909,858	7.05%	$ 18,848,095	7.36%	$ 27.01
2013	343	1,254,649	9.73	26,797,228	10.47	26.94
2014	292	1,159,467	8.99	22,305,708	8.72	28.14
2015	208	836,163	6.48	18,776,849	7.34	29.59
2016	270	1,436,411	11.14	31,815,105	12.43	35.65
2017	163	1,151,190	8.93	22,727,546	8.88	26.49
2018	160	738,457	5.72	18,814,575	7.35	28.16
2019	121	1,056,906	8.20	20,306,946	7.94	25.13
2020	107	837,916	6.50	16,970,522	6.63	30.40
2021	130	1,323,344	10.26	26,225,658	10.25	30.15
Thereafter	74	2,192,356	17.00	32,334,403	12.63	20.65
Total	2,143	12,896,717	100.00%	$ 255,922,635	100.00%	$ 27.56

(1)	GLA = Gross Leasable Area.

(2)

Net base rent expiring is an operating statistic and is not comparable to rental revenue, a Generally Accepted Accounting Principles (“GAAP”) financial measure. The primary differences arise because net base rent is determined using the tenant’s contractual rental agreements at the Company’s ownership share of the base rental income from expiring leases as determined within the rent agreement and it does not include adjustments such as the impact of straight-line rent, amortization of intangible assets related to in-place leases, above and below market leases, and contingent rental payments (which are not reasonably estimable).

(3)	Square feet of expiring leases and average base rent per square feet are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases.

Schedule of Significant Retail Tenants as of January 31, 2012

(Based on net base rent 1% or greater of the Company's ownership share)
TENANT	NUMBER OF LEASES	LEASED SQUARE FEET	PERCENTAGE OF TOTAL RETAIL SQUARE FEET

Bass Pro Shops, Inc.	3	510,855	3.96%
Regal Entertainment Group	5	381,461	2.96
AMC Entertainment, Inc.	5	377,797	2.93
TJX Companies	11	347,457	2.70
The Gap	27	344,944	2.67
Dick's Sporting Goods	6	326,866	2.53
Best Buy	7	208,977	1.62
Abercrombie & Fitch Stores, Inc.	27	194,549	1.51
The Limited	31	192,602	1.49
H&M Hennes & Mauritz AB	8	141,507	1.10
Footlocker, Inc.	34	131,878	1.02
Forever 21, Inc.	8	112,661	0.87
American Eagle Outfitters, Inc.	15	85,972	0.67

Subtotal	187	3,357,526	26.03

All Others	1,956	9,539,191	73.97

Total	2,143	12,896,717	100.00%

The following tables provide lease expiration and significant tenant information relating to the Commercial Group’s office properties.

Schedule of Office Lease Expirations as of January 31, 2012

EXPIRATION YEAR	NUMBER OF EXPIRING LEASES	SQUARE FEET OF EXPIRING LEASES (3)	PERCENTAGE OF TOTAL LEASED GLA (1)	NET BASE RENT EXPIRING (2)	PERCENTAGE OF TOTAL BASE RENT	AVERAGE BASE RENT PER SQUARE FEET EXPIRING (3)

2012	102	980,801	8.77%	$ 25,144,510	8.38%	$ 31.48
2013	95	1,136,706	10.17	25,084,388	8.36	22.73
2014	73	759,301	6.79	15,743,907	5.25	32.38
2015	44	461,184	4.13	8,850,686	2.95	22.16
2016	61	983,434	8.80	22,746,109	7.58	30.00
2017	29	464,444	4.15	11,097,049	3.70	25.66
2018	27	1,253,718	11.21	34,646,554	11.54	32.07
2019	25	896,768	8.02	16,013,570	5.34	25.11
2020	14	1,044,824	9.34	27,856,087	9.28	33.06
2021	11	663,981	5.94	10,389,551	3.46	20.42
Thereafter	35	2,535,635	22.68	102,502,355	34.16	42.08
Total	516	11,180,796	100.00%	$ 300,074,766	100.00%	$ 31.34

(1)	GLA = Gross Leasable Area.

(2)

Net base rent expiring is an operating statistic and is not comparable to rental revenue, a GAAP financial measure. The primary differences arise because net base rent is determined using the tenant’s contractual rental agreements at the Company’s ownership share of the base rental income from expiring leases as determined within the rent agreement and it does not include adjustments such as the impact of straight-line rent, amortization of intangible assets related to in-place leases, above and below market leases, and contingent rental payments (which are not reasonably estimable).

(3)	Square feet of expiring leases and average base rent per square feet are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases.

Schedule of Significant Office Tenants as of January 31, 2012

(Based on net base rent 2% or greater of the Company’s ownership share)
TENANT	LEASED SQUARE FEET	PERCENTAGE OF TOTAL OFFICE SQUARE FEET

City of New York	1,046,101	9.36%
Millennium Pharmaceuticals, Inc.	698,066	6.24
U.S. Government	670,925	6.00
WellPoint, Inc.	392,514	3.51
JP Morgan Chase & Co.	383,341	3.43
Morgan Stanley & Co.	377,304	3.37
Forest City Enterprises, Inc. (1)	358,310	3.20
Bank of New York	323,043	2.89
National Grid	254,034	2.27
Clearbridge Advisors, LLC, a Legg Mason Company	193,249	1.73
Covington & Burling, LLP	160,565	1.44
Seyfarth Shaw, LLP	96,909	0.87

Subtotal	4,954,361	44.31

All Others	6,226,435	55.69

Total	11,180,796	100.00%

(1)	All intercompany rental income is eliminated in consolidation.

See the “Commercial Group” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for additional operating statistics.

Residential Group

The Company’s Residential Group owns, develops, acquires, leases and manages residential rental properties in 23 states and the District of Columbia. The Company has been engaged in apartment community development for over 50 years beginning in Northeast Ohio and gradually expanding nationally. Its residential portfolio includes middle-market apartments, upscale urban properties and adaptive re-use developments. The Residential Group develops for-sale condominium projects and also owns, develops and manages military family housing.

At January 31, 2012, the Residential Group’s diverse operating portfolio consisted of:

•	33,819 apartment units in 120 properties; and

•	14,104 military housing units under management in various stages of operations and/or redevelopment.

Included in the apartment units total above is 8 Spruce Street, an 899 unit apartment community in Manhattan, New York, which is currently opening in phases.

In addition, the Residential Group has three projects under construction:

•	Continental Building, a 203 unit apartment community in Dallas, Texas;

•	Botanica Eastbridge, a 118 unit apartment community in Denver, Colorado; and

•	The Aster Town Center, an 85 unit apartment community in Denver, Colorado.

Land Development Group

The Company has been in the land development business since the 1930’s. The Land Development Group acquires and sells raw land and sells fully entitled developed lots to residential, commercial and industrial customers. The Land Development Group also owns and develops raw land into master-planned communities, mixed use products and other residential developments. As previously discussed, the Company has made a decision to strategically reposition significant portions of its Land Development Group. The Company is actively reviewing alternatives to sell or otherwise divest of its ownership interests in approximately 35 active land development projects. The active land development projects that will be repositioned are located throughout the United States, primarily in the Southwest, Texas, North Carolina and Ohio. As of January 31, 2012, these projects consist of 9,438 acres of undeveloped land (including 5,938 of salable acres) and options to purchase 5,731 acres at Mesa del Sol in Albuquerque, New Mexico. These projects will continue to be reported in the Land Development Group through their disposition.

As a result of the Company’s decision to reposition significant portions of its Land Development Group, the Company recorded a pre-tax impairment of $153,606,000 during the three months ended January 31, 2012. Of this amount, $113,804,000 related to fully consolidated land projects and $39,802,000 related to unconsolidated land entities. See the “Impairment of Real Estate” and “Impairment of Unconsolidated Entities” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K for additional information.

The Company will retain its land holdings at its Stapleton project in Denver, which is fully consolidated, and the Central Station project in downtown Chicago, which is accounted for on the equity method of accounting. As of January 31, 2012, these two land development projects consist of 237 acres of undeveloped land (including 158 of salable acres) and a purchase option for 1,323 acres at Stapleton over the next 7 years.

Through January 31, 2012, the Company has purchased 1,612 acres at Stapleton. In addition to the developable land that may be purchased thorough available purchase options, there are 1,116 acres reserved for regional parks and open space at Stapleton, of which 775 acres are currently under development or have been completed. At January 31, 2012, Stapleton also has over 2.1 million square feet of retail space, approximately 400,000 square feet of office space, over 1.2 million square feet of other commercial space and 779 apartment units (of which 295 units are currently under construction).

In addition to sales activities of the Land Development Group, the Company also sells land acquired by its Commercial Group and Residential Group adjacent to their respective projects. Proceeds and related costs from such land sales are included in the revenues and expenses of such groups.

The Nets

Our ownership of The Nets is through Nets Sports and Entertainment LLC (“NS&E”). NS&E also owns Brooklyn Arena, LLC (“Arena”), an entity that through its subsidiaries is overseeing the construction of and has a long-term lease in the Barclays Center arena, the future home of The Nets. Upon adoption of new accounting guidance for the consolidation of variable interest entities (“VIEs”) on February 1, 2010, NS&E was converted from an equity method entity to a consolidated entity. NS&E consolidates Arena and accounts for its investment in The Nets on the equity method of accounting. As a result of consolidating NS&E, the Company records the entire net loss of The Nets allocated to NS&E in equity in loss of unconsolidated entities and allocates the other NS&E minority partners’ share of loss through noncontrolling interests in our Statements of Operations for the years ended January 31, 2012 and 2011. During the year ended January 31, 2010, the Company recorded only our share of the loss for The Nets through equity in loss of unconsolidated entities.

On May 12, 2010, the Company closed on a purchase agreement with entities controlled by Mikhail Prokhorov (“MP Entities”). Pursuant to the terms of the purchase agreement, the MP Entities invested $223,000,000 and made certain funding commitments (“Funding Commitments”) to acquire 80% of The Nets, 45% of Arena and the right to purchase up to 20% of Atlantic Yards Development Company, LLC, which will develop non-arena real estate. In accordance with the Funding Commitments, the MP Entities agreed to fund The Nets operating needs up to $60,000,000, including reimbursements to us for loans made to cover The Nets operating needs from March 1, 2010 to May 12, 2010 totaling $15,000,000. The MP Entities met the $60,000,000 funding commitment during the three months ended July 31, 2011. As a result, the Company, through its investment in NS&E, is required to fund 100% of The Nets operating needs, as defined, until the Barclays Center arena is complete and open, which is expected to be during the three months ended October 31, 2012. Thereafter, members’ capital contributions will be made in accordance with the operating agreements. During the year ended January 31, 2012, the Company funded $22,978,000 of The Nets operating needs related predominantly to the 2011-2012 season.

For the years ended January 31, 2012, 2011 and 2010, the Company recognized approximately 44%, 25% and 68% of the net loss of The Nets. The increase in 2011 compared to 2010 is primarily due to the Company’s requirement to fund The Nets operating needs, subsequent to the MP Entities funding commitment being met during the three months ended July 31, 2011 and related losses which were substantially allocated to the Company. The decrease in 2010 compared to 2009 is primarily due to the MP Entities funding The Nets operating needs from May 12, 2010 as discussed above, and related losses being allocated accordingly.

Net Operating Income

Net Operating Income (“NOI”) is defined as revenues (excluding straight-line rent adjustments) less operating expenses (including depreciation and amortization and amortization of mortgage procurement costs for non-real estate groups) plus interest income plus equity in earnings (loss) of unconsolidated entities (excluding gain on disposition and impairment of unconsolidated entities) plus interest expense, gain (loss) on early extinguishment of debt, depreciation and amortization of unconsolidated entities. We believe NOI provides us, as well as our investors, additional information about our core business operations and, along with earnings, is necessary to understand our business and operating results. A reconciliation between NOI and Net Earnings (Loss), the most comparable financial measure calculated in accordance with GAAP, is presented below. Although NOI is not presented in accordance with GAAP, investors can use this non-GAAP measure as supplementary information to evaluate our business. NOI is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, our GAAP measures.

Reconciliation of Net Operating Income (non-GAAP) to Net Earnings (Loss) (GAAP) (in thousands):

	Year Ended January 31, 2012		Year Ended January 31, 2011

Revenues from real estate operations		$1,089,977		$1,117,649
Exclude straight-line rent adjustment		(11,134)		(21,697)

Adjusted revenues		1,078,843		1,095,952
Add interest and other income		52,114		52,818
Add gain on disposition of partial interests in other investment - Nets		-		55,112
Add equity in earnings (loss) of unconsolidated entities, including impairment	(61,039)		(30,194)
Exclude gain on disposition of unconsolidated entities	(12,567)		(23,461)
Exclude impairment of unconsolidated real estate	82,186		72,459
Exclude depreciation and amortization of unconsolidated entities	70,870		54,439
Exclude interest expense of unconsolidated entities	100,958		81,184
Exclude (gain) loss on early extinguishment of debt of unconsolidated entities	366		(2,760)

Total NOI from unconsolidated entities	180,774	180,774	151,667	151,667

Total adjusted revenues and NOI from unconsolidated entities		1,311,731		1,355,549
Operating expenses		668,959		647,199
Add back non-Real Estate depreciation and amortization		3,247		5,028
Exclude straight-line rent adjustment		(4,497)		(5,332)
Exclude preference payment		(1,732)		(2,341)

Adjusted operating expenses		665,977		644,554

Net operating income		645,754		710,995

Interest expense		(261,037)		(309,766)
Gain (loss) on early extinguishment of debt		9,590		(21,035)
Total NOI of unconsolidated entities		(180,774)		(151,667)
Net gain on disposition of rental properties and partial interests in rental properties		17,665		202,878
Impairment of consolidated real estate		(119,324)		(4,763)
Depreciation and amortization - Real Estate Groups		(215,354)		(229,700)
Amortization of mortgage procurement costs - Real Estate Groups		(11,812)		(11,484)
Straight-line rent adjustment		6,637		16,365
Preference payment		(1,732)		(2,341)

Earnings (loss) before income taxes		(110,387)		199,482

Income tax provision		64,344		(70,126)
Equity in earnings (loss) of unconsolidated entities, including impairment		(61,039)		(30,194)

Earnings (loss) from continuing operations		(107,082)		99,162

Discontinued operations, net of tax		106,514		(13,764)

Net earnings (loss)		(568)		85,398

Noncontrolling interests
Earnings from continuing operations attributable to noncontrolling interests		(2,736)		(19,222)
Earnings from discontinued operations attributable to noncontrolling interests		(83,182)		(8,128)

Noncontrolling interests		(85,918)		(27,350)

Net earnings (loss) attributable to Forest City Enterprises, Inc.		$(86,486)		$58,048

Preferred dividends		(15,400)		(11,807)

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders		$(101,886)		$46,241

Net Operating Income (continued)

Year Ended January 31, 2012

Reconciliation to NOI by Product Type:
NOI	$645,754
Exclude:
Casino Land Sale	42,622
The Nets
Operations	(26,814)
Gain on disposition of partial interest	-

Total Nets	(26,814)
Corporate Activities	(53,837)
Other (1)	(16,655)

NOI by Product Type	$700,438

Year Ended January 31, 2011

Reconciliation to NOI by Product Type:
NOI	$710,995
Exclude:
Casino Land Sale	-
The Nets
Operations	(17,172)
Gain on disposition of partial interest	55,112

Total Nets	37,940
Corporate Activities	(48,357)
Other (1)	(3,511)

NOI by Product Type	$724,923

(1)

Includes write-offs of abandoned development projects, non-capitalizable development costs, non-capitalizable marketing/promotional costs associated with Barclays Center and unallocated management and service company overhead, net of tax credit income.

(2)	Includes subsidized senior housing.

Competition

The real estate industry is highly competitive in many of the markets in which the Company operates. There are numerous other developers, managers and owners of commercial and residential real estate and undeveloped land that compete with the Company nationally, regionally and/or locally, some of whom may have greater financial resources and market share than the Company. They compete with the Company for management and leasing opportunities, land for development, properties for acquisition and disposition, and for anchor stores and tenants for properties. The Company may not be able to successfully compete in these areas. In addition, competition could over-saturate any market; as a result, the Company may not have sufficient cash to meet the nonrecourse debt service requirements on certain of its properties. Although the Company may attempt to negotiate a restructuring or extension of the nonrecourse mortgage, it may not be successful, particularly in light of current credit markets, which could cause a property to be transferred to the mortgagee.

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

In addition to real estate competition, the Company faces competition related to the operation of The Nets. Specifically, The Nets are in competition with other members from the National Basketball Association (“NBA”), other major league sports, college athletics and other sports-related and non-sports related entertainment. If The Nets are not able to successfully manage this risk, they may incur additional losses resulting in an increase of the Company’s share of the total losses of the team.

Number of Employees

The Company had 2,870 employees as of January 31, 2012, of which 2,573 were full-time and 297 were part-time.

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

Item 1A. Risk Factors

Lending and Capital Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt

Current conditions of the U.S. and global economy substantially lag pre-recession levels and continue to remain volatile. Ongoing economic conditions have negatively impacted the lending and capital markets, particularly for real estate. The capital markets have witnessed significant adverse conditions, including a substantial reduction in the availability of and access to capital. Financial institutions have significantly reduced their lending with an emphasis on lessening their exposure to real estate. Originations of new loans for commercial mortgage backed securities continue to improve, but are still limited as compared to pre-recession levels. Underwriting standards are being tightened with lenders requiring lower loan-to-values, increased debt service coverage levels and higher lender spreads. These market conditions, combined with the volatility in the financial markets, have made our ability to access capital challenging. We may not be able to obtain financings on terms comparable to those we secured prior to the economic downturn, and our financing costs may be significantly higher. These conditions have required us to curtail our investment in new development projects, which will negatively impact our growth. If these conditions do not continue to improve, we may be required to further curtail our development or expansion projects and potentially write down our investments in some projects.

The adverse market conditions also impact our ability to, and the cost at which we, refinance our debt and obtain renewals or replacement of credit enhancement devices, such as letters of credit. While some of our current financings have extension options, some of those are contingent upon pre-determined underwriting qualifications. We cannot assure you that a given project will meet the required conditions to qualify for such extensions. Our inability to extend, repay or refinance our debt when it becomes due, including upon a default or acceleration event, could result in foreclosure on the properties pledged as collateral, which could result in a loss of our investment. While we are working to refinance or extend our maturing debt obligations, we cannot assure you that we will be able to do so on a timely basis. Moreover, we expect refinancing, when available, to occur on less favorable terms. Lenders in these market conditions will typically require a higher rate of interest, repayment of a portion of the outstanding principal or additional equity infusions to the project.

Of our total outstanding long-term debt of approximately $6.7 billion at January 31, 2012, a significant amount becomes due in each of the next three fiscal years. If these amounts cannot be refinanced, extended or repaid from other sources, such as sales of properties or new equity, our cash flow may not be sufficient to repay all maturing debt. There is also refinancing risk with respect to our $450,000,000 Third Amended and Restated Credit Agreement as amended July 31, 2011 and Third Amended and Restated Guaranty of Payment of Debt as amended July 31, 2011 (collectively, the “Credit Facility”), which is due March 30, 2014 and provides for one 12-month extension option subject to certain conditions, and our senior debt, as we have limited sources to fund such repayment.

Our total outstanding debt includes credit enhanced mortgage debt we have obtained for a number of our properties to back the bonds that are issued by a government authority and then remarketed to the public. Generally, the credit enhancement, such as a letter of credit, expires prior to the terms of the underlying mortgage debt and must be renewed or replaced to prevent acceleration of the underlying mortgage debt. We treat credit enhanced debt as maturing in the year the credit enhancement expires. However, if the credit enhancement is drawn upon due to the inability to remarket the bonds due to reasons including but not limited to market dislocation or a downgrade in the credit rating of the credit enhancer, not only would the bonds incur additional interest expense, but the debt maturity could accelerate to as early as 90 days after the acceleration occurs.

With the turmoil in the lending and capital markets, a number of financial institutions have sought federal assistance or failed. The failure of these financial institutions has reduced the number of lenders willing to lend to commercial real estate entities and may hinder our ability to access capital. In the event of a failure of a lender or counterparty to a financial contract, obligations under the financial contract might not be honored and many forms of assets may be at risk and may not be fully returned to us. Should a financial institution, particularly a construction lender, fail to fund its committed amounts when contractually obligated, our ability to meet our obligations and complete projects could be adversely impacted.

The Ownership, Development and Management of Real Estate is Exceptionally Challenging in the Current Economic Environment and We Do Not Anticipate Meaningful Improvement in the Near Term

The current economic environment has significantly impacted the real estate industry. Unemployment remains at high levels and consumer confidence, while improving, remains low, putting downward pressure on retail sales. Commercial tenants are experiencing financial pressure and are continuing to place demands on landlords to provide rent concessions. The financial hardships on some tenants are so severe that they are leaving the market entirely or declaring bankruptcy, creating increased vacancy rates in commercial properties. The tenants with good financial condition are considering offers from competing projects and are waiting for the best possible deal before committing.

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

We Are Subject to Risks Associated with Investments in Real Estate

The value of, and our income from, our properties may decline due to developments that adversely affect real estate generally and those developments that are specific to our properties. General factors that may adversely affect our real estate portfolios if they were to occur or continue include:

•	Increases in interest rates;

•	The availability of financing, including refinancing or extensions of our nonrecourse mortgage debt maturities, on acceptable terms, or at all;

•	A decline in the economic conditions at the national, regional or local levels, particularly a decline in one or more of our primary markets;

•	Decreases in rental rates;

•	An increase in competition for tenants and customers or a decrease in demand by tenants and customers;

•	The financial condition of tenants, including the extent of bankruptcies and defaults;

•	An increase in supply or decrease in demand of our property types in our primary markets;

•	Declines in consumer confidence and spending during an economic recession that adversely affect our revenue from our retail centers;

•	Lingering declines in housing markets that adversely affect our revenue from our ongoing land segment and our ability to strategically reposition land held for divestiture;

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

In the past, we have elected not to proceed, or have been prevented from proceeding, with certain development projects, and we anticipate that this may occur again. In addition, development projects may be delayed or terminated because a project partner or prospective anchor withdraws or a third party challenges our entitlements or public financing.

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

In the construction of new projects, we generally guarantee the construction loan lender the lien-free completion of the project. This guaranty is recourse to us and places the risk of construction delays and cost overruns on us. In addition, from time to time, we guarantee our construction obligations to major tenants and public agencies. These types of guarantees are released upon completion of the project, as defined. We may have significant expenditures in the future in order to comply with our lien-free completion obligations which could have an adverse impact on our cash flows.

Examples of projects that face these and other development risks include the following:

•

Brooklyn Atlantic Yards. We are in the process of developing Brooklyn Atlantic Yards, which will cost approximately $4.9 billion over the anticipated construction and development period. This long-term mixed-use project in downtown Brooklyn is expected to feature a state-of-the-art sports and entertainment arena, the Barclays Center arena, for The Nets basketball team, a member of the NBA. The acquisition and development of Brooklyn Atlantic Yards has been formally approved by the required state governmental authorities and final documentation of the transactions was executed on December 23, 2009. Tax exempt financing for the arena also closed on December 23, 2009, the proceeds of which became available on May 12, 2010. We have commenced construction of the arena and related infrastructure as well as infrastructure related to other elements of the greater Atlantic Yards development project. As a result of ongoing litigation, this project has experienced delays and may continue to experience further delays. We do not expect ongoing litigation to delay the completion of the Barclays Center arena.

There is also the potential for increased costs and further delays to the project as a result of (i) increasing construction costs, (ii) scarcity of labor and supplies, (iii) the unavailability of additional needed financing, (iv) our or our partners’ inability or failure to meet required equity contributions, (v) increasing rates for financing, (vi) loss of arena sponsorships and related revenues, (vii) our inability to meet certain agreed upon deadlines for the development of the project and (viii) other potential litigation seeking to enjoin or prevent the project or litigation for which there may not be insurance coverage. The development of Brooklyn Atlantic Yards is being done in connection with the proposed move of The Nets to the planned arena, the timing of which is subject to delays. The arena itself (and its plans) along with any movement of the team is subject to formal approval by the NBA, which we may not receive. In addition, as applicable contractual and other deadlines and decision points approach, we could have less time and flexibility to plan and implement our responses to these or other risks to the extent that any of them may actually arise.

If any of the foregoing risks were to occur we may: (i) not be able to develop Brooklyn Atlantic Yards to the extent intended or at all resulting in a potential write-off of our investment, (ii) be required to pay the City and/or State of New York liquidated damages for failure to meet certain agreed upon project deadlines, and (iii) be in default of our non-recourse mortgages on the project. The exposure to loss on this investment is approximately $645 million, excluding any potential write-offs for the arena or any liquidated damages described in (ii) of this paragraph, and could have a significant, material adverse effect on our business, cash flows and results of operations. Even if we were able to continue with the development, or a portion thereof, we would likely not be able to do so as quickly as originally planned, would be likely to incur additional costs and may need to write-off a portion of the development.

•

Westchester’s Ridge Hill. Retail leasing at our Westchester’s Ridge Hill development project in Westchester County, New York has progressed slowly. Currently, the center is 59% leased. Portions of the retail center have been open since May 2011; however; future phases are currently under construction and the entire project is subject to a completion guaranty. The projected phased opening dates may be impacted by the final outcome of our leasing effort which in turn could increase our equity requirements into this project.

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

The Strategic Decision to Reposition or Divest Portions of our Land Business Has and May Continue to Adversely Affect Our Results of Operations and Cash Flows

On January 31, 2012, we made a strategic decision to reposition or divest portions of our traditional land business. As a result of this decision, we recorded a pre-tax non-cash impairment charge of approximately $154,000,000 during the year ended January 31, 2012. These residential development land projects, which are at various stages of development, vary in size and are located throughout the United States. The ultimate disposition of these land projects depends on various factors, including the demand for, and prices of residential land developments. If we are unable to dispose of these land projects at values acceptable to us in a reasonable period of time or at all, we may incur further impairment charges and selling costs or incur additional carrying costs related to these land projects. The strategic decision could adversely affect our ability to forge business relationships with certain governments, communities, partners and contractors in the future.

The Downturn in the Housing Market May Continue to Adversely Affect Our Results of Operations and Cash Flows

The United States has experienced a sustained downturn in the residential real estate markets, resulting in a decline in both the demand for, and price of, housing. For our land projects that we plan to retain, we depend on homebuilders and condominium builders and buyers, which have been significantly and adversely impacted by the housing downturn, to continue buying our land held for sale. We do not know how long the downturn in the housing market will last or if we will ever see a return to previous conditions. Our ability to sustain our historical sales levels of land depends in part on the strength of the housing market and will suffer until conditions improve. Our failure to successfully sell our land held for sale on favorable terms would adversely affect our results of operations and cash flows and could result in a write-down in the value of our land due to impairment.

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

We May Be Unable to Sell Properties to Avoid Losses or to Reposition Our Portfolio

Because real estate investments are relatively illiquid, we may be unable to dispose of underperforming properties and may be unable to reposition our portfolio in response to changes in national, regional or local real estate markets, including the strategic repositioning or divestment of portions of our land segment. In addition, potential buyers may be unable to secure financing which could negatively impact our ability to dispose of our properties. As a result, we may incur operating losses from some of our properties and may have to write-down the value of some properties due to impairment.

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

Based on tenants with net base rent of greater than 2% of total net base rent as of January 31, 2012, our five largest office tenants by leased square feet are the City of New York, Millennium Pharmaceuticals, Inc., U.S. Government, WellPoint, Inc. and JP Morgan Chase & Co. Given our large concentration of office space in New York City, we may be adversely affected by the consolidation or failure of certain financial institutions. As of January 31, 2012, our five largest retail tenants by leased square feet are Bass Pro Shops, Inc., Regal Entertainment Group, AMC Entertainment, Inc., TJX Companies and The Gap. An event of default or bankruptcy of one of our largest tenants would increase the adverse impact on us.

We May Be Negatively Impacted by the Consolidation or Closing of Anchor Stores

Our retail centers are generally anchored by department stores or other “big box” tenants. We could be adversely affected if one or more of these anchor stores were to consolidate, close or enter into bankruptcy. Given the current economic environment for retailers, we are at a heightened risk that an anchor store could close or enter into bankruptcy. Although non-tenant anchors generally do not pay us rent, they typically contribute towards common area maintenance and other expenses. Even if we own the anchor space, we may be unable to re-lease this area or to re-lease it on comparable terms. The loss of these revenues could adversely affect our results of operations and cash flows. Further, the temporary or permanent loss of any anchor likely would reduce customer traffic in the retail center, which could lead to decreased sales at other retail stores. Rents obtained from other tenants may be adversely impacted as a result of co-tenancy clauses in their leases. One or more of these factors could cause the retail center to fail to meet its debt service requirements. The consolidation of anchor stores may also negatively affect current and future development projects.

We May Be Negatively Impacted by International Activities

While our international activities are currently limited in scope and generally focused on evaluating various international opportunities, we may expand our international efforts subjecting us to risks that could have an adverse effect on the projected returns on the international projects or our overall results of operations. We have limited experience in dealing with foreign economies or cultures, changes in political environments or changes in exchange rates for foreign currencies. In addition, international activities would subject us to a wide variety of local, federal and international laws and regulations governing these foreign properties and business activities within the foreign markets with which we have little or no prior experience including laws related to anti-corruption and anti-bribery. We may experience difficulties in managing international properties, including the ability to successfully integrate these properties into our business operations and the ambiguities that arise when dealing with foreign cultures. Each of these factors may adversely affect our projected returns on foreign investments, which could in turn have an adverse effect on our results of operations.

Terrorist Attacks and Other Armed Conflicts May Adversely Affect Our Business

We have significant investments in large metropolitan areas, including New York City, Philadelphia, Boston, the Greater Washington D.C. metropolitan area, Denver, Dallas, Chicago, Los Angeles and the Greater San Francisco metropolitan area, which face a heightened risk related to terrorism. Some tenants in these areas may choose to relocate their business to less populated, lower-profile areas of the United States. This could result in a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. In addition, properties in our real estate portfolio could be directly impacted by future terrorist attacks which could cause the value of our property and the level of our revenues to significantly decline.

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

The Investment in a Professional Sports Franchise Involves Certain Risks and Future Losses Are Expected for The Nets

On August 16, 2004, we purchased a legal ownership interest in The Nets. The purchase of the interest in The Nets was the first step in our efforts to pursue development projects at Brooklyn Atlantic Yards. For a more thorough discussion of the risks associated with the Brooklyn Atlantic Yards project see “We Are Subject to Real Estate Developments Risks.” On May 12, 2010, we, through our consolidated subsidiary NS&E, closed on a purchase agreement with the MP Entities. The transaction resulted in a change of controlling ownership interest in The Nets. Following the transaction with the MP Entities, NS&E retained a 20% non-controlling ownership of The Nets. As we have a 62% ownership interest in NS&E, our resulting ownership interest in The Nets after the transaction is approximately 12%.

The Nets are currently operating at a loss and are projected to continue to operate at a loss at least as long as they remain in New Jersey. Such operating losses will need to be funded by the contribution of equity. Even when The Nets are able to relocate to Brooklyn, New York, there can be no assurance that The Nets will be profitable in the future. Losses are currently allocated to each member of the limited liability company that owns The Nets based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of each accounting period without regard to unrealized appreciation (if any) in the fair value of The Nets. The operating agreement with the MP Entities required them to fund The Nets operating needs up to $60,000,000. The MP Entities met their $60,000,000 funding commitment during the three months ended July 31, 2011. As a result, we are, through our investment in NS&E, required to fund 100% of The Nets operating needs as defined, until the arena is complete and open, which is expected to be during the three months ended October 31, 2012. Therefore, losses allocated to us have exceeded and may continue to exceed our legal ownership interest and may be significant.

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

Our High Debt Leverage May Prevent Us from Responding to Changing Business and Economic Conditions

Our high degree of debt leverage could limit our ability to obtain additional financing or adversely affect our liquidity and financial condition. We have a high ratio of debt (consisting of nonrecourse mortgage debt, a revolving credit facility and senior and subordinated debt) to total market capitalization. This ratio was approximately 75.1%, and 74.4% at January 31, 2012 and January 31, 2011, respectively, based on our long-term debt outstanding at that date and the market value of our outstanding Class A common stock and Class B common stock. Our high leverage may adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes and may make us more vulnerable to a prolonged downturn in the economy.

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

Our Corporate Debt Covenants Could Adversely Affect Our Financial Condition

We have guaranteed the obligations of our wholly-owned subsidiary, Forest City Rental Properties Corporation, or FCRPC, under the Credit Facility. The Credit Facility imposes a number of restrictive covenants on us, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that we may incur, restrictions on the pledging of ownership interests in subsidiaries, limitations on the use of cash sources and limitations on our ability to pay dividends on our common and preferred stock. The Credit Facility also requires us to maintain a specified minimum liquidity, debt service and cash flow coverage ratios and consolidated shareholders’ equity.

The indentures under which our senior and subordinated debt is issued also contain certain restrictive covenants, including, among other things, limitations on our ability to incur debt, pay dividends, acquire our common or preferred stock, permit liens on our properties or dispose of assets.

While we are in compliance with all of our covenants at January 31, 2012, we cannot guarantee our future compliance with any of the covenants. The failure to comply with any of our financial or non-financial covenants could result in an event of default and accelerate some or all of our indebtedness, which could have a material adverse effect on our financial condition. Our ability to comply with these covenants will depend upon our future economic performance. These covenants may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be desirable or advantageous to us.

We Are Subject to Risks Associated With Hedging Agreements

We will often enter into interest rate swap agreements and other interest rate hedging contracts, including caps and floors to mitigate or reduce our exposure to interest rate volatility or to satisfy lender requirements. While these agreements may help reduce our exposure to interest rate volatility, they also expose us to additional risks, including a risk that the counterparties will not perform. Moreover, there can be no assurance that the hedging agreement will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our initial obligation under the hedging agreement.

When a hedging agreement is required under the terms of a mortgage loan, it is often a condition that the hedge counterparty agree to certain conditions which include, but are not limited to, maintaining a specified credit rating. With the current volatility in the financial markets there is a reduced pool of eligible counterparties that can meet or are willing to agree to the required conditions which has resulted in an increased cost for hedging agreements. This could make it difficult to enter into hedging agreements in the future. Additionally, if the counterparty failed to satisfy any of the required conditions and we were unable to renegotiate the required conditions with the lender or find an alternative counterparty for such hedging agreements, we could be in default under the loan and the lender could take that property through foreclosure.

Our bonds that are structured in a total rate of return swap arrangement (“TRS”) have maturities reflected in the year the bond matures as opposed to the TRS maturity date, which is likely to be earlier. Throughout the life of the TRS, if the property is not performing at designated levels or due to changes in market conditions, the property may be obligated to make collateral deposits with the counterparty. At expiration or termination of the TRS arrangement, the property must pay or is entitled to the difference, if any, between the fair market value of the bond and par. If the property does not post collateral or make the counterparty whole at expiration, the counterparty could foreclose on the property.

Any Rise in Interest Rates Will Increase Our Interest Costs

Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of January 31, 2012, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $11,321,000 at January 31, 2012. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $6,789,000 at January 31, 2012. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized. For variable rate bonds, during times of market illiquidity, a premium interest rate could be charged on the bonds to successfully market them which would result in even higher interest rates.

If We Are Unable to Obtain Tax-Exempt Financings, Our Interest Costs Would Rise

We regularly utilize tax-exempt financings and tax increment financings, which generally bear interest at rates below prevailing rates available through conventional taxable financing. We cannot assure you that tax-exempt bonds or similar government subsidized financing will continue to be available to us in the future, either for new development or acquisitions, or for the refinancing of outstanding debt. Our ability to obtain these financings or to refinance outstanding tax-exempt debt on favorable terms could significantly affect our ability to develop or acquire properties and could have a material adverse effect on our results of operations, cash flows and financial position.

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

Our Business Will Be Adversely Impacted Should an Uninsured Loss, a Loss in Excess of Insurance Limits or a Delayed or Denied Insurance Claim Occur

We carry comprehensive insurance coverage for general liability, property, flood, wind, earthquake and rental loss (and environmental insurance on certain locations) with respect to our properties within insured limits and policy specifications that we believe are customary for similar properties. There are, however, specific types of potential losses, including environmental loss or losses of a catastrophic nature, such as losses from wars, terrorism, hurricanes, wind, earthquakes or other natural disasters, that in our judgment, cannot be purchased at a commercially viable cost or whereby such losses, if incurred, would exceed the insurance limits procured. In the event of an uninsured loss or a loss in excess of our insurance limits, or a failure by an insurer to meet its obligations under a policy, we could lose both our invested capital in, and anticipated profits from, the affected property and could be exposed to liabilities with respect to that which we thought we had adequate insurance to cover. Any such uninsured loss could materially and adversely affect our results of operations, cash flows and financial position. Under our current policies, which expire October 31, 2012, our properties are insured against acts of terrorism, subject to various limits, deductibles and exclusions for acts of war and terrorist acts involving biological, chemical and nuclear damage. Once these policies expire, we may not be able to obtain adequate terrorism coverage at a commercially reasonable cost. In addition, our insurers may not be able to maintain reinsurance sufficient to cover any losses we may incur as a result of terrorist acts. As a result, our insurers’ ability to provide future insurance for any damages that we sustain as a result of a terrorist attack may be reduced or eliminated.

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

The Ratner, Miller and Shafran Families Own a Controlling Interest in the Company, and Those Interests May Differ from Other Shareholders

Our authorized common stock consists of Class A common stock and Class B common stock. The economic rights of each Class of common stock are identical, but the voting rights differ. The Class A common stock, voting as a separate class, is entitled to elect 25% of the members of our Board of Directors, while the Class B common stock, voting as a separate class, is entitled to elect the remaining members of our Board of Directors. On all other matters, the Class A common stock and Class B common stock vote together as a single class, with each share of our Class A common stock entitled to one vote per share and each share of Class B common stock entitled to ten votes per share. At February 29, 2012, members of the Ratner, Miller and Shafran families, which include members of our current board of directors and executive officers, owned 89.0% of the Class B common stock. RMS, Limited Partnership (“RMS LP”) which owned approximately 88.5% of the Class B common stock is a limited partnership, comprised of interests of these families, with seven individual general partners, currently consisting of:

•	Samuel H. Miller, Co-Chairman Emeritus of our Board of Directors;

•	Charles A. Ratner, Chairman of our Board of Directors;

•	Ronald A. Ratner, Executive Vice President of Forest City and a Director;

•	Brian J. Ratner, Executive Vice President of Forest City and a Director;

•	Deborah Ratner Salzberg, President of Forest City Washington, Inc., a subsidiary of Forest City, and a Director;

•	Joan K. Shafran, a Director; and

•	Abraham Miller.

Charles A. Ratner, James A. Ratner, Executive Vice President of Forest City and a Director, and Ronald A. Ratner are brothers. Albert B. Ratner, Co-Chairman Emeritus of our Board of Directors, is the father of Brian J. Ratner and Deborah Ratner Salzberg and is first cousin to Charles A. Ratner, James A. Ratner, Ronald A. Ratner, Joan K. Shafran and Bruce C. Ratner, Executive Vice President of Forest City and a Director. Samuel H. Miller was married to Ruth Ratner Miller (now deceased), a sister of Albert B. Ratner, and is the father of Abraham Miller. General partners holding 60% of the total voting power of RMS LP determine how to vote the Class B common stock held by RMS LP. No person may transfer his or her interest in the Class B common stock held by RMS LP without complying with various rights of first refusal.

In addition, at February 29, 2012, members of these families collectively owned 8.8% of the Class A common stock. As a result of their ownership in Forest City, these family members and RMS LP have the ability to elect a majority of our Board of Directors and to control our management and policies. Generally, they may, without the consent of our other shareholders, determine the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and may also prevent or cause a change in control of Forest City.

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

RMS Investment Corp. Provides Property Management and Leasing Services to Us and Is Controlled By Some of Our Affiliates

We paid approximately $230,000 and $229,000 as total compensation during the years ended January 31, 2012 and 2011, respectively, to RMS Investment Corp. for property management and leasing services. RMS Investment Corp. is controlled by members of the Ratner, Miller and Shafran families, some of whom are our directors and executive officers.

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

Our Directors and Executive Officers May Have Interests in Competing Properties, and We Do Not Have Non-Compete Agreements with Certain of Our Directors and Executive Officers

Under our current policy, no director or executive officer, including any member of the Ratner, Miller and Shafran families, is allowed to invest in a competing real estate opportunity without first obtaining the approval of the Audit Committee of our Board of Directors. We do not have non-compete agreements with any director or executive officer, other than Charles Ratner, James Ratner, Ronald Ratner, Bruce Ratner, David LaRue and Robert O’Brien. Upon leaving Forest City, any other director, officer or employee could compete with us. Notwithstanding our policy, we permit our principal shareholders who are officers and employees to develop, expand, operate or sell, independent of our business, certain commercial, industrial and residential properties that they owned prior to the implementation of our policy. As a result of their ownership of these properties, a conflict of interest may arise between them and Forest City, which may not be resolved in our favor. The conflict may involve the development or expansion of properties that may compete with our properties and the solicitation of tenants to lease these properties.

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

In July 2010, the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act). The Dodd-Frank Act was enacted in part to impose significant investment restrictions and capital requirements on banking entities and other organizations in the financial services industry, which may result in such entities and organizations instituting more conservative practices with respect to financing instruments. While we do not operate in the financial services industry, the Dodd-Frank Act could have an adverse impact on our business, results of operations and financial condition. While the full impact of the Dodd-Frank Act cannot be assessed until all implementing regulations are released, the Dodd-Frank Act may adversely affect the cost, availability and terms of financial instruments, such as non-recourse mortgage loans, interest rate swaps and other hedging instruments; further reduce our access to capital; and limit availability of favorable terms of financing from lenders. The European Union and other major governmental authorities are in the process of enacting similar legislation which could have similar impacts on foreign investments.

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

Changes in Market Conditions Could Continue to Hurt the Market Price of Our Publicly Traded Securities

The stock market has experienced volatile conditions, particularly with respect to companies in the real estate industry, resulting in substantial price and volume fluctuations that are often unrelated or disproportionate to the financial performance of companies. These broad market and industry fluctuations may adversely affect the price of our Class A common stock regardless of our operating performance. A decline in the price of our Class A common stock could have an adverse effect on our business by reducing our ability to generate capital through sales of our Class A common stock, subjecting us to further credit rating downgrades and, in the case of a substantial decline, increasing the risk of not satisfying the New York Stock Exchange’s continued listing standards.

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

Cybersecurity risks and cyber incidents could adversely affect our business and disrupt operations

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Corporate headquarters of Forest City Enterprises, Inc. are located in Cleveland, Ohio and are owned by the Company. The Company’s core markets include Boston, Chicago, Dallas, Denver, Los Angeles, New York, Philadelphia, the Greater San Francisco metropolitan area and the Greater Washington D.C. metropolitan area.

The following schedules present information on our portfolio of real estate assets. The first two schedules and footnotes related to the Company’s Development Pipeline provide information on properties opened in 2011 and those that are under construction as of January 31, 2012. The Real Estate Portfolio schedule is a detailed listing of our portfolio by product type further broken out by consolidated and unconsolidated assets.

Forest City Enterprises, Inc.

Development Pipeline

January 31, 2012

2011 Openings and Acquisitions

Property	Location	Dev (D) Acq (A)	Date Opened / Acquired	FCE Legal Ownership %	Consolidated (C) Unconsolidated (U)	Total Cost	Sq. ft./ No. of Units		Gross Leasable Area
						(in millions)
Retail Centers:
Westchester’s Ridge Hill (a)	Yonkers, NY	D	Q2-11/12	70.0%	C	$868.2	1,336,000	(c)	1,336,000

Residential:
8 Spruce Street (b)	Manhattan, NY	D	Q1-11/12	35.7%	U	$875.7	899
Foundry Lofts	Washington, D.C.	D	Q4-11	100.0%	C	61.4	170
						$937.1	1,069

Total Openings and Acquisitions						$1,805.3

See attached footnotes.

Forest City Enterprises, Inc.

Development Pipeline

January 31, 2012

Under Construction

	$,0000000	$,0000000	$,0000000	$,0000000	$,0000000	$,0000000	$,0000000	$,0000000		$,0000000
Property	Location	Dev (D) Acq (A)	Anticipated Opening	FCE Legal Ownership %	Consolidated (C) Unconsolidated (U)	Total Cost	Sq. ft./No. of Units	Gross Leasable Area		Lease Commitment %
						(in millions)
Retail Centers: (d)
The Yards - Boilermaker Shops	Washington, D.C.	D	Q3-12	100.0%	C	$19.2	40,000	40,000		74%

Office:
Johns Hopkins Parking Garage	Baltimore, MD	D	Q3-12	85.0%	C	$30.1	492,000

Residential:
The Aster Town Center (formerly Novella)	Denver, CO	D	Q1-12	90.0%	C	$10.9	85
Botanica Eastbridge	Denver, CO	D	Q2-12	90.0%	C	15.4	118
Continental Building	Dallas, TX	D	Q1-13	100.0%	C	54.3	203

						$80.6	406

Arena:
Barclays Center	Brooklyn, NY	D	Q3-12	34.0%	C	$904.3	670,000	18,000 seats	(e)	64%	(f)

Total Under Construction						$1,034.2

Fee Development Projects
Las Vegas City Hall (g)	Las Vegas, NV	D	Q1-12	–	U	$146.2	270,000
Dept. of Health & Mental Hygiene (DHMH) (g)	Baltimore, MD	D	Q2-14	–	U	135.0	234,000

						$281.2	504,000

See attached footnotes.

Military Housing – see footnote h.

Development Pipeline

January 31, 2012 Footnotes

(a)	Phased-in opening. Costs are representative of the total project cost, including 432,000 square feet opened as of March 12, 2012.

(b)

Phased-in opening. Costs are representative of the total project cost, including 787 units opened as of March 12, 2012. As of March 12, 2012, 655 leases have been signed, representing 73% of the total 899 units after construction is complete.

(c)	Includes 156,000 square feet of office space.

(d)	Updated lease commitments as of March 12, 2012.

(e)	The Nets, a member of the NBA, has a 37 year license agreement to use the arena.

(f)

Represents the percentage of forecasted contractually obligated arena income that is under contract. Contractually obligated income, which includes revenue from naming rights, sponsorships, suite licenses, Nets minimum rent and food concession agreements, accounts for 72% of total forecasted revenues for the arena.

(g)

These are fee development projects. Therefore, these costs are not included on the Company’s balance sheet. In March 2012, the Las Vegas City Hall, which we developed for the City of Las Vegas on a fee basis as part of a public-private partnership, was completed.

(h)

Below is a summary of the Company’s unconsolidated investments for Military Housing development projects that are accounted for under the equity method. The Company provides development, construction and management services for these projects and receives agreed upon fees for these services. Phases are considered under construction until the completion of the initial development period as defined in the respective agreements.

Property	Location	Opening/ Anticipated Opening	Completed Cost		No. of Units

			(in millions	)
Military Housing - Recent Openings
Navy, Hawaii Increment III	Honolulu, HI	2007-Q1-11	$443.1		2,520
Marines, Hawaii Increment II	Honolulu, HI	2007-Q2-11	289.1		1,175
Navy Midwest	Chicago, IL	2006-Q4-11	200.3		1,401
Air Force Academy	Colorado Springs, CO	2007-Q4-11	69.5		427
Pacific Northwest Communities	Seattle, WA	2007-Q4-11	280.5		2,985
Midwest Millington	Memphis, TN	2008-Q4-11	33.1		318

Total Recent Openings			$1,315.6		8,826

Military Housing - Under Construction
Hawaii Phase IV	Kaneohe, HI	2007-2014	$476.7		1,141
Air Force - Southern Group:
Keesler Air Force Base	Biloxi, MS	2011-2012	5.0		1,188
Joint Base Charleston	Charleston, SC	2011-2013	72.0		345
Arnold Air Force Base	Tullahoma, TN	2011-2013	10.1		22
Shaw Air Force Base	Sumter, SC	2011-2015	156.5		630

Subtotal Air Force - Southern Group			$243.6		2,185

Total Under Construction			$720.3		3,326

Forest City Enterprises, Inc. Real Estate Portfolio as of January 31, 2012

COMMERCIAL GROUP - OFFICE BUILDINGS

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Major Tenants	Leasable Square Feet	Leasable Square Feet at Pro- Rata %

Consolidated Office Buildings
2 Hanson Place	2004	100.00%	100.00%	Brooklyn, NY	Bank of New York, HSBC	399,000	399,000
4930 Oakton	2006	100.00%	100.00%	Skokie, IL	Sanford Brown College	40,000	40,000
Ballston Common Office Center	2005	100.00%	100.00%	Arlington, VA	US Coast Guard; Better Business Bureau	174,000	174,000
Colorado Studios	2007	90.00%	90.00%	Denver, CO	Colorado Studios	75,000	68,000
Commerce Court	2007	100.00%	100.00%	Pittsburgh, PA	US Bank; Wesco Distributors; Cardworks Services; Marc USA	379,000	379,000
Edgeworth Building	2006	100.00%	100.00%	Richmond, VA	Hirschler Fleischer; Ernst & Young	137,000	137,000
Eleven MetroTech Center	1995	85.00%	85.00%	Brooklyn, NY	City of New York - DoITT; E-911	216,000	184,000
Fairmont Plaza	1998	100.00%	100.00%	San Jose, CA	Littler Mendelson; Merrill Lynch; UBS Financial; Camera 12 Cinemas; Accenture	405,000	405,000
Fifteen MetroTech Center	2003	95.00%	95.00%	Brooklyn, NY	Wellpoint, Inc.; City of New York - HRA	650,000	618,000
Halle Building	1986	100.00%	100.00%	Cleveland, OH	Case Western Reserve University; Grant Thornton; CEOGC	409,000	409,000
Harlem Center	2003	100.00%	100.00%	Manhattan, NY	Office of General Services-Temporary Disability & Assistance; State Liquor Authority	147,000	147,000
Higbee Building	1990	100.00%	100.00%	Cleveland, OH	Key Bank; Horseshoe Casino	815,000	815,000
Illinois Science and Technology Park
- 4901 Searle (A)	2006	100.00%	100.00%	Skokie, IL	Northshore University Health System	224,000	224,000
- 8025 Lamon (P)	2006	100.00%	100.00%	Skokie, IL	NanoInk, Inc.; Midwest Bio Research; Vetter Development Services	128,000	128,000
- 8030 Lamon (J)	2010	100.00%	100.00%	Skokie, IL	Leasing in progress	147,000	147,000
- 8045 Lamon (Q)	2007	100.00%	100.00%	Skokie, IL	Astellas; Polyera; APP Pharmaceuticals, LLC	161,000	161,000
Johns Hopkins - 855 North Wolfe Street	2008	83.99%	98.81%	East Baltimore, MD	Johns Hopkins; Brain Institute; Howard Hughes Institute; Lieber Institute	279,000	276,000
New York Times	2007	100.00%	100.00%	Manhattan, NY	ClearBridge Advisors, LLC, a Legg Mason Co.; Covington & Burling; Osler Hoskin & Harcourt; Seyfarth Shaw	738,000	738,000
Nine MetroTech Center North	1997	85.00%	85.00%	Brooklyn, NY	City of New York - Fire Department	317,000	269,000
One MetroTech Center	1991	82.50%	82.50%	Brooklyn, NY	JP Morgan Chase; National Grid	937,000	773,000
One Pierrepont Plaza	1988	100.00%	100.00%	Brooklyn, NY	Morgan Stanley; U.S. Probation	659,000	659,000
Post Office Plaza (MK Ferguson)	1990	100.00%	100.00%	Cleveland, OH	Washington Group; Chase Manhattan Mortgage Corp; Quicken Loans; Squire Sanders	476,000	476,000
Richmond Office Park	2007	100.00%	100.00%	Richmond, VA	The Brinks Co.; Wachovia Bank; Bon Secours Virginia HealthSource	568,000	568,000
Skylight Office Tower	1991	92.50%	100.00%	Cleveland, OH	Cap Gemini; Ulmer & Berne, LLP	321,000	321,000
Stapleton - 3055 Roslyn	2006	90.00%	90.00%	Denver, CO	University of Colorado Hospital	45,000	41,000
Ten MetroTech Center	1992	100.00%	100.00%	Brooklyn, NY	Internal Revenue Service	365,000	365,000
Terminal Tower	1983	100.00%	100.00%	Cleveland, OH	Forest City Enterprises, Inc.; Falls Communications; Riverside Company	597,000	597,000
Twelve MetroTech Center	2004	100.00%	100.00%	Brooklyn, NY	National Union Fire Insurance Co.	177,000	177,000
Two MetroTech Center	1990	82.50%	82.50%	Brooklyn, NY	City of New York - Board of Education; City of New York - DoITT	522,000	431,000
University of Pennsylvania	2004	100.00%	100.00%	Philadelphia, PA	University of Pennsylvania	122,000	122,000

Consolidated Office Buildings Subtotal						10,629,000	10,248,000

Forest City Enterprises, Inc. Real Estate Portfolio as of January 31, 2012

COMMERCIAL GROUP - OFFICE BUILDINGS (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Major Tenants	Leasable Square Feet	Leasable Square Feet at Pro- Rata %

Unconsolidated Office Buildings
35 Landsdowne Street	2002	51.00%	51.00%	Cambridge, MA	Millennium Pharmaceuticals	202,000	103,000
350 Massachusetts Ave	1998	50.00%	50.00%	Cambridge, MA	Star Market; Tofias; Novartis	169,000	85,000
40 Landsdowne Street	2003	51.00%	51.00%	Cambridge, MA	Millennium Pharmaceuticals	215,000	110,000
45/75 Sidney Street	1999	51.00%	51.00%	Cambridge, MA	Millennium Pharmaceuticals; Novartis	277,000	141,000
65/80 Landsdowne Street	2001	51.00%	51.00%	Cambridge, MA	Partners HealthCare System	122,000	62,000
818 Mission Street	2008	50.00%	50.00%	San Francisco, CA	Denny's; Community Vocational Enterprises	28,000	14,000
88 Sidney Street	2002	51.00%	51.00%	Cambridge, MA	Vertex Pharmaceuticals	145,000	74,000
Bulletin Building	2006	50.00%	50.00%	San Francisco, CA	Great West Life and Annuity; Corinthian School	78,000	39,000
Chagrin Plaza I & II	1969	66.67%	66.67%	Beachwood, OH	Nine Sigma; Benihana; H&R Block	113,000	75,000
Clark Building	1989	50.00%	50.00%	Cambridge, MA	Sanofi Pasteur Biologics; Agios Pharmaceuticals	122,000	61,000
Enterprise Place	1998	50.00%	50.00%	Beachwood, OH	University of Phoenix; Advance Payroll; PS Executive Centers; Retina Assoc. of Cleveland	132,000	66,000
Jackson Building	1987	51.00%	51.00%	Cambridge, MA	Ariad Pharmaceuticals	99,000	50,000
Liberty Center	1986	50.00%	50.00%	Pittsburgh, PA	Federated Investors; Direct Energy Business	526,000	263,000
Mesa del Sol - 5600 University SE	2006	47.50%	47.50%	Albuquerque, NM	MSR-FSR, LLC; CFV Solar	87,000	41,000
Mesa del Sol - Aperture Center	2008	47.50%	47.50%	Albuquerque, NM	Forest City Covington NM, LLC	76,000	36,000
Mesa del Sol - Fidelity	2008/2009	47.50%	47.50%	Albuquerque, NM	Fidelity Investments	210,000	100,000
Richards Building	1990	51.00%	51.00%	Cambridge, MA	Genzyme Biosurgery; Alkermes, Inc.	126,000	64,000
Signature Square I	1986	50.00%	50.00%	Beachwood, OH	Ciuni & Panichi; PCC Airfoils; Liberty Bank	79,000	40,000
Signature Square II	1989	50.00%	50.00%	Beachwood, OH	Pro Ed Communications; Goldberg Co.; Resilience Mgt.	82,000	41,000

Unconsolidated Office Buildings Subtotal						2,888,000	1,465,000

Total Office Buildings at January 31, 2012						13,517,000	11,713,000

Total Office Buildings at January 31, 2011						14,259,000	11,985,000

Forest City Enterprises, Inc. Real Estate Portfolio as of January 31, 2012

COMMERCIAL GROUP - RETAIL CENTERS

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Major Tenants	Total Square Feet	Total Square Feet at Pro- Rata %	Gross Leasable Area	Gross Leasable Area at Pro- Rata %

Consolidated Regional Malls
Antelope Valley Mall	1990/1999	78.00%	78.00%	Palmdale, CA	Macy’s; Sears; JCPenney; Dillard’s; Forever 21; Cinemark Theatre	1,196,000	933,000	478,000	373,000
Ballston Common Mall	1986/1999	100.00%	100.00%	Arlington, VA	Macy’s; Sport & Health; Regal Cinemas	579,000	579,000	311,000	311,000
Galleria at Sunset	1996/2002	100.00%	100.00%	Henderson, NV	Dillard’s; Macy’s; JCPenney; Dick’s Sporting Goods; Kohl’s	1,048,000	1,048,000	412,000	412,000
Mall at Robinson	2001	56.67%	100.00%	Pittsburgh, PA	Macy’s; Sears; JCPenney; Dick’s Sporting Goods	880,000	880,000	384,000	384,000
Northfield at Stapleton	2005/2006	100.00%	100.00%	Denver, CO	Bass Pro Shops; Target; Harkins Theatre; JCPenney; Macy’s	1,127,000	1,127,000	664,000	664,000
Orchard Town Center	2008/2012	100.00%	100.00%	Westminster, CO	JCPenney; Macy’s; Target; AMC Theatres	1,043,000	1,043,000	507,000	507,000
Promenade Bolingbrook	2007	100.00%	100.00%	Bolingbrook, IL	Bass Pro Shops; Macy’s; Gold Class Cinemas; Barnes & Noble; Designer Shoe Warehouse	771,000	771,000	575,000	575,000
Promenade in Temecula	1999/2002/2009	75.00%	100.00%	Temecula, CA	JCPenney; Sears; Macy’s; Edwards Cinema	1,279,000	1,279,000	544,000	544,000
Shops at Wiregrass	2008	50.00%	100.00%	Tampa, FL	JCPenney; Dillard’s; Macy’s; Barnes & Noble	734,000	734,000	349,000	349,000
Short Pump Town Center	2003/2005	50.00%	100.00%	Richmond, VA	Nordstrom; Macy’s; Dillard’s; Dick’s Sporting Goods	1,303,000	1,303,000	591,000	591,000
South Bay Galleria	1985/2001	100.00%	100.00%	Redondo Beach, CA	Nordstrom; Macy’s; Kohl’s; AMC Theatres	956,000	956,000	389,000	389,000
Victoria Gardens	2004/2007	80.00%	80.00%	Rancho Cucamonga, CA	Bass Pro Shops; Macy’s; JCPenney; AMC Theatres	1,401,000	1,121,000	829,000	663,000
^ Westchester’s Ridge Hill	2011/2012	70.00%	100.00%	Yonkers, NY	Lord & Taylor; WESTMED Medical Group; LA Fitness; National Amusements' Cinema de Lux; Whole Foods; Dick’s Sporting Goods	1,336,000	1,336,000	1,336,000	1,336,000

	Consolidated Regional Malls Subtotal					13,653,000	13,110,000	7,369,000	7,098,000

Forest City Enterprises, Inc. Real Estate Portfolio as of January 31, 2012

COMMERCIAL GROUP – RETAIL CENTERS (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Major Tenants	Total Square Feet	Total Square Feet at Pro- Rata %	Gross Leasable Area	Gross Leasable Area at Pro- Rata %

Consolidated Specialty Retail Centers
Atlantic Center Site V	1998	100.00%	100.00%	Brooklyn, NY	Modell’s	17,000	17,000	17,000	17,000
Avenue at Tower City Center	1990	100.00%	100.00%	Cleveland, OH	Hard Rock Café; Morton’s of Chicago; Cleveland Cinemas; Horseshoe Casino (located in Higbee Building)	365,000	365,000	365,000	365,000
Brooklyn Commons	2004	100.00%	100.00%	Brooklyn, NY	Lowe’s	151,000	151,000	151,000	151,000
Market at Tobacco Row	2002	100.00%	100.00%	Richmond, VA	Rich Foods; CVS/Pharmacy	43,000	43,000	43,000	43,000
Quartermaster Plaza	2004	100.00%	100.00%	Philadelphia, PA	Home Depot; BJ’s Wholesale Club; Staples; PetSmart; Walgreen’s	456,000	456,000	456,000	456,000
++ Quebec Square	2002	90.00%	90.00%	Denver, CO	Walmart; Home Depot; Sam’s Club; Ross Dress for Less; Office Depot; PetSmart	739,000	665,000	217,000	195,000
Station Square	1994/2002	100.00%	100.00%	Pittsburgh, PA	Hard Rock Café; Grand Concourse Restaurant; Buca Di Beppo	291,000	291,000	291,000	291,000
* The Yards-Boilermaker Shops	2012	100.00%	100.00%	Washington, D.C.	Forest City Enterprises; Buzz Bakery; Huey’s 24/7 Diner; Willie’s Brew & Que; Well’s Cleaners; Smith & Union Brewery	40,000	40,000	40,000	40,000
Town Center (East 29th Avenue)	2004	90.00%	90.00%	Denver, CO	King Soopers; Walgreen’s; Casey’s Pub; Chipotle; SDC Services Corp.; Exempla, Inc.	181,000	163,000	98,000	88,000
White Oak Village	2008	50.00%	100.00%	Richmond, VA	Target; Lowe’s; Sam’s Club; JCPenney; OfficeMax; PetSmart; Martin’s	843,000	843,000	295,000	295,000

	Consolidated Specialty Retail Centers Subtotal					3,126,000	3,034,000	1,973,000	1,941,000

	Consolidated Retail Centers Total					16,779,000	16,144,000	9,342,000	9,039,000

Forest City Enterprises, Inc. Real Estate Portfolio as of January 31, 2012

COMMERCIAL GROUP - RETAIL CENTERS (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Major Tenants	Total Square Feet	Total Square Feet at Pro- Rata %	Gross Leasable Area	Gross Leasable Area at Pro- Rata %

Unconsolidated Regional Malls
Boulevard Mall	1996/2000	50.00%	50.00%	Amherst, NY	JCPenney; Macy’s; Sears; Michael’s	912,000	456,000	336,000	168,000
Charleston Town Center	1983	50.00%	50.00%	Charleston, WV	Macy’s; JCPenney; Sears; Brickstreet Insurance	897,000	449,000	363,000	182,000
Mall at Stonecrest	2001	51.00%	51.00%	Atlanta, GA	Kohl’s; Sears; JCPenney; Dillard’s; AMC Theatres; Macy’s	1,226,000	625,000	397,000	202,000
San Francisco Centre	2006	50.00%	50.00%	San Francisco, CA	Nordstrom; Bloomingdale’s; Century Theaters; San Francisco State University; Microsoft	1,462,000	731,000	788,000	394,000

Unconsolidated Regional Malls Subtotal						4,497,000	2,261,000	1,884,000	946,000

Unconsolidated Specialty Retail Centers
42nd Street	1999	51.00%	51.00%	Manhattan, NY	AMC Theatres; Madame Tussaud’s Wax Museum; Modell's; Dave & Buster’s; Ripley’s Believe It or Not!; Famous Dave’s BBQ	309,000	158,000	309,000	158,000
Atlantic Center	1996	51.00%	51.00%	Brooklyn, NY	Pathmark; OfficeMax; Old Navy; Marshall’s; NYC - Dept of Motor Vehicles; Best Buy	395,000	201,000	395,000	201,000
Atlantic Terminal	2004	51.00%	51.00%	Brooklyn, NY	Target; Designer Shoe Warehouse; Chuck E. Cheese’s; Daffy’s; Guitar Center	371,000	189,000	371,000	189,000
Bruckner Boulevard	1996	51.00%	51.00%	Bronx, NY	Conway; Old Navy; Marshall's	113,000	58,000	113,000	58,000
Columbia Park Center	1999	38.25%	38.25%	North Bergen, NJ	Shop Rite; Old Navy; Staples; Ballys; Shopper’s World; Phoenix Theatres	351,000	134,000	351,000	134,000
Court Street	2000	51.00%	51.00%	Brooklyn, NY	United Artists Theatres; Barnes & Noble	102,000	52,000	102,000	52,000
Eastchester	2000	51.00%	51.00%	Bronx, NY	Pathmark	63,000	32,000	63,000	32,000
East River Plaza	2009/2010	35.00%	50.00%	Manhattan, NY	Costco; Target; Best Buy; Marshall’s; PetSmart; Bob’s Furniture; Old Navy	527,000	264,000	527,000	264,000
Forest Avenue	2000	51.00%	51.00%	Staten Island, NY	United Artists Theatres	70,000	36,000	70,000	36,000
Golden Gate	1958	50.00%	50.00%	Mayfield Heights, OH	OfficeMax; JoAnn Fabrics; Marshall’s; World Market; HH Gregg; PetSmart	361,000	181,000	361,000	181,000
Gun Hill Road	1997	51.00%	51.00%	Bronx, NY	Home Depot; Chuck E. Cheese’s	147,000	75,000	147,000	75,000
Harlem Center	2002	51.00%	51.00%	Manhattan, NY	Marshall’s; CVS/Pharmacy; Staples; H&M; Planet Fitness	126,000	64,000	126,000	64,000
Kaufman Studios	1999	51.00%	51.00%	Queens, NY	United Artists Theatres	84,000	43,000	84,000	43,000
Marketplace at Riverpark	1996	50.00%	50.00%	Fresno, CA	JCPenney; Best Buy; Marshall’s; OfficeMax; Old Navy; Target; Sports Authority	471,000	236,000	296,000	148,000
Northern Boulevard	1997	51.00%	51.00%	Queens, NY	Stop & Shop; Marshall’s; Old Navy; AJ Wright; Guitar Center	218,000	111,000	218,000	111,000
Plaza at Robinson Town Center	1989	50.00%	50.00%	Pittsburgh, PA	T.J. Maxx; Marshall’s; IKEA; Value City; JoAnn Fabrics; HomeGoods	507,000	254,000	507,000	254,000
Queens Place	2001	51.00%	51.00%	Queens, NY	Target; Best Buy; Macy’s Furniture; Designer Shoe Warehouse	455,000	232,000	221,000	113,000
Richmond Avenue	1998	51.00%	51.00%	Staten Island, NY	Staples; Dick’s Sporting Goods	76,000	39,000	76,000	39,000
Village at Gulfstream Park	2010	50.00%	50.00%	Hallandale Beach, FL	Crate & Barrel; The Container Store; Texas de Brazil; Yard House	511,000	256,000	511,000	256,000

Unconsolidated Specialty Retail Centers Subtotal						5,257,000	2,615,000	4,848,000	2,408,000

Unconsolidated Retail Centers Total						9,754,000	4,876,000	6,732,000	3,354,000

Total Retail Centers at January 31, 2012						26,533,000	21,020,000	16,074,000	12,393,000

Total Retail Centers at January 31, 2011						26,464,000	22,511,000	16,005,000	13,640,000

Forest City Enterprises, Inc. Real Estate Portfolio as of January 31, 2012

COMMERCIAL GROUP - HOTELS

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Rooms	Hotel Rooms at Pro-Rata %

Consolidated Hotels
Sheraton Station Square	1998/2001	100.00%	100.00%	Pittsburgh, PA	399	399

Unconsolidated Hotels
Westin Convention Center	1986	50.00%	50.00%	Pittsburgh, PA	616	308

Total Hotel Rooms at January 31, 2012					1,015	707

Total Hotel Rooms at January 31, 2011					1,573	1,265

COMMERCIAL GROUP - ARENA					Major Tenants	Total Square Feet	Total Square Feet at Pro- Rata %	Est. Seating Capacity for NBA Basketball Event	Est. Seating Capacity for NBA Basketball Event at Pro-Rata %

* Barclays Center	2012	34.01%	34.01%	Brooklyn, NY	The Nets NBA Team	670,000	228,000	18,000	6,122

Forest City Enterprises, Inc. Real Estate Portfolio as of January 31, 2012

RESIDENTIAL GROUP - APARTMENTS

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (3)	Leasable Units at Pro-Rata % (3)

Consolidated Apartment Communities
100 Landsdowne Street	2005	100.00%	100.00%	Cambridge, MA	203	203
1251 S. Michigan	2006	0.01%	100.00%	Chicago, IL	91	91
American Cigar Company	2000	100.00%	100.00%	Richmond, VA	171	171
Ashton Mill	2005	100.00%	100.00%	Cumberland, RI	193	193
* Botanica Eastbridge	2012	90.00%	90.00%	Denver, CO	118	106
Brookview Place	1979	3.00%	3.00%	Dayton, OH	232	7
Cameron Kinney	2007	100.00%	100.00%	Richmond, VA	259	259
Cedar Place	1974	2.39%	100.00%	Lansing, MI	220	220
Consolidated-Carolina	2003	89.99%	100.00%	Richmond, VA	158	158
* Continental Building	2013	100.00%	100.00%	Dallas, TX	203	203
Cutter’s Ridge at Tobacco Row	2006	100.00%	100.00%	Richmond, VA	12	12
Drake	1998	95.05%	95.05%	Philadelphia, PA	284	270
Easthaven at the Village	1994/1995	100.00%	100.00%	Beachwood, OH	360	360
Emerald Palms	1996/2004	100.00%	100.00%	Miami, FL	505	505
Foundry Lofts	2011	100.00%	100.00%	Washington, D.C.	170	170
Grand Lowry Lofts	2000	100.00%	100.00%	Denver, CO	261	261
Hamel Mill Lofts	2008/2010	90.00%	100.00%	Haverhill, MA	305	305
Heritage	2002	100.00%	100.00%	San Diego, CA	230	230
Independence Place I	1973	50.00%	50.00%	Parma Heights, OH	202	101
Independence Place II	2003	100.00%	100.00%	Parma Heights, OH	201	201
Kennedy Biscuit Lofts	1990	3.00%	100.00%	Cambridge, MA	142	142
Knolls	1995	1.00%	95.00%	Orange, CA	260	247
Lofts 23	2005	100.00%	100.00%	Cambridge, MA	51	51
Lofts at 1835 Arch	2001	95.05%	95.05%	Philadelphia, PA	191	182
Lucky Strike	2008	88.98%	100.00%	Richmond, VA	131	131
Mercantile Place on Main	2008	100.00%	100.00%	Dallas, TX	366	366
Metro 417	2005	100.00%	100.00%	Los Angeles, CA	277	277
Metropolitan	1989	100.00%	100.00%	Los Angeles, CA	270	270
Midtown Towers	1969	100.00%	100.00%	Parma, OH	635	635
Millender Center	1985	5.57%	90.56%	Detroit, MI	339	307
Museum Towers	1997	100.00%	100.00%	Philadelphia, PA	286	286
North Church Towers	2009	100.00%	100.00%	Parma Heights, OH	399	399

Forest City Enterprises, Inc. Real Estate Portfolio as of January 31, 2012

RESIDENTIAL GROUP - APARTMENTS (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (3)	Leasable Units at Pro-Rata % (3)
Consolidated Apartment Communities (continued)
One Franklintown	1988	100.00%	100.00%	Philadelphia, PA	335	335
Parmatown Towers and Gardens	1972-1973	100.00%	100.00%	Parma, OH	406	406
Pavilion	1992	95.00%	95.00%	Chicago, IL	1,114	1,058
Perrytown Place	1973	8.12%	100.00%	Pittsburgh, PA	231	231
Presidio Landmark	2010	1.00%	100.00%	San Francisco, CA	161	161
Queenswood	1990	93.36%	93.36%	Corona, NY	296	276
Sky55	2006	100.00%	100.00%	Chicago, IL	411	411
Southfield	2002	100.00%	100.00%	Whitemarsh, MD	212	212
* The Aster Town Center	2012	90.00%	90.00%	Denver, CO	85	77
Town Center (Botanica on the Green & Crescent Flats)	2004/2007	90.00%	90.00%	Denver, CO	298	268
Wilson Building	2007	100.00%	100.00%	Dallas, TX	135	135

Consolidated Apartment Communities Subtotal					11,409	10,889

Consolidated Supported-Living Apartments
Forest Trace	2000	100.00%	100.00%	Lauderhill, FL	322	322

Consolidated Apartments Total					11,731	11,211

Forest City Enterprises, Inc. Real Estate Portfolio as of January 31, 2012

RESIDENTIAL GROUP - APARTMENTS (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (3)	Leasable Units at Pro-Rata % (3)

Unconsolidated Apartment Communities
^ 8 Spruce Street	2011/2012	35.70%	51.00%	Manhattan, NY	899	458
Arbor Glen	2001-2007	50.00%	50.00%	Twinsburg, OH	288	144
Barrington Place	2008	49.00%	49.00%	Raleigh, NC	274	134
Bayside Village	1988-1989	50.00%	50.00%	San Francisco, CA	862	431
Big Creek	1996-2001	50.00%	50.00%	Parma Heights, OH	516	258
Camelot	1967	50.00%	50.00%	Parma Heights, OH	151	76
Cherry Tree	1996-2000	50.00%	50.00%	Strongsville, OH	442	221
Chestnut Lake	1969	50.00%	50.00%	Strongsville, OH	789	395
Cobblestone Court Apartments	2006-2009	50.00%	50.00%	Painesville, OH	400	200
Colonial Grand	2003	50.00%	50.00%	Tampa, FL	176	88
Coppertree	1998	50.00%	50.00%	Mayfield Heights, OH	342	171
Deer Run	1987-1990	46.00%	46.00%	Twinsburg, OH	562	259
DKLB BKLN	2009/2010	40.80%	51.00%	Brooklyn, NY	365	186
Eaton Ridge	2002-2004	50.00%	50.00%	Sagamore Hills, OH	260	130
Fenimore Court	1982	7.06%	50.00%	Detroit, MI	144	72
Fort Lincoln II	1979	45.00%	45.00%	Washington, D.C.	176	79
Fort Lincoln III & IV	1981	24.90%	24.90%	Washington, D.C.	306	76
Grand	1999	42.75%	42.75%	North Bethesda, MD	549	235
Hamptons	1969	50.00%	50.00%	Beachwood, OH	651	326
Hunter’s Hollow	1990	50.00%	50.00%	Strongsville, OH	208	104
Legacy Arboretum	2008	49.00%	49.00%	Charlotte, NC	266	130
Legacy Crossroads	2008-2009	50.00%	50.00%	Cary, NC	344	172
Lenox Club	1991	47.50%	47.50%	Arlington, VA	385	183
Lenox Park	1992	47.50%	47.50%	Silver Spring, MD	406	193
Liberty Hills	1979-1986	50.00%	50.00%	Solon, OH	396	198
Newport Landing	2002-2005	50.00%	50.00%	Coventry Township, OH	336	168
Noble Towers	1979	50.00%	50.00%	Pittsburgh, PA	133	67
Parkwood Village	2001-2002	50.00%	50.00%	Brunswick, OH	204	102
Pine Ridge Valley	1967-1974, 2005-2007	50.00%	50.00%	Willoughby Hills, OH	1,309	655
Residences at University Park	2002	40.00%	40.00%	Cambridge, MA	135	54

Forest City Enterprises, Inc. Real Estate Portfolio as of January 31, 2012

RESIDENTIAL GROUP - APARTMENTS (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (3)	Leasable Units at Pro-Rata % (3)

Unconsolidated Apartment Communities (continued)
Settler’s Landing at Greentree	2000-2004	50.00%	50.00%	Streetsboro, OH	408	204
Stratford Crossing	2007-2010	50.00%	50.00%	Wadsworth, OH	348	174
Surfside Towers	1970	50.00%	50.00%	Eastlake, OH	246	123
Sutton Landing	2007-2009	50.00%	50.00%	Brimfield, OH	216	108
Tamarac	1990-2001	50.00%	50.00%	Willoughby, OH	642	321
Uptown Apartments	2008	50.00%	50.00%	Oakland, CA	665	333
Westwood Reserve	2002	50.00%	50.00%	Tampa, FL	340	170
Woodgate / Evergreen Farms	2004-2006	33.33%	33.33%	Olmsted Township, OH	348	116
Worth Street	2003	50.00%	50.00%	Manhattan, NY	330	165

Unconsolidated Apartment Communities Subtotal					15,817	7,679

Unconsolidated Senior Housing Apartments

Autumn Ridge	2002	100.00%	100.00%	Sterling Heights, MI	251	251
Bowin	1998	95.05%	95.05%	Detroit, MI	193	183
Brookpark Place	1976	100.00%	100.00%	Wheeling, WV	152	152
Buckeye Towers	1976	8.94%	8.94%	New Boston, OH	120	11
Burton Place	2000	90.00%	90.00%	Burton, MI	200	180
Cambridge Towers	2002	100.00%	100.00%	Detroit, MI	250	250
Canton Towers	1978	8.94%	8.94%	Canton, OH	199	18
Carl D. Perkins	2002	100.00%	100.00%	Pikeville, KY	150	150
Connellsville Towers	1981	9.59%	9.59%	Connellsville, PA	111	11
Coraopolis Towers	2002	80.00%	80.00%	Coraopolis, PA	200	160
Donora Towers	2002	100.00%	100.00%	Donora, PA	103	103
Farmington Place	1980	100.00%	100.00%	Farmington, MI	153	153
Frenchtown Place	1975	8.12%	100.00%	Monroe, MI	151	151
Glendora Gardens	1983	1.99%	45.51%	Glendora, CA	105	48
Grove	2003	100.00%	100.00%	Ontario, CA	101	101
Lakeland	1998	95.10%	95.10%	Waterford, MI	200	190
Lima Towers	1977	8.94%	8.94%	Lima, OH	200	18
Miramar Towers	1980	7.98%	100.00%	Los Angeles, CA	157	157

Forest City Enterprises, Inc. Real Estate Portfolio as of January 31, 2012

RESIDENTIAL GROUP - APARTMENTS (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (3)	Leasable Units at Pro-Rata % (3)

Unconsolidated Senior Housing Apartments (continued)
North Port Village	1981	30.60%	30.60%	Port Huron, MI	251	77
Nu Ken Tower (Citizen’s Plaza)	1981	8.84%	50.00%	New Kensington, PA	101	51
Oceanpointe Towers	1980	7.98%	100.00%	Long Branch, NJ	151	151
Panorama Towers	1978	99.00%	99.00%	Panorama City, CA	154	152
Park Place Towers	1975	21.79%	100.00%	Mt. Clemens, MI	187	187
Pine Grove Manor	1973	9.76%	100.00%	Muskegon Township, MI	172	172
Plymouth Square	2003	100.00%	100.00%	Detroit, MI	280	280
Potomac Heights Village	1981	7.98%	100.00%	Keyser, WV	141	141
Riverside Towers	1977	9.63%	100.00%	Coshocton, OH	100	100
Shippan Avenue	1980	100.00%	100.00%	Stamford, CT	148	148
St. Mary’s Villa	2002	40.07%	40.07%	Newark, NJ	360	144
The Springs	1981	7.98%	100.00%	La Mesa, CA	129	129
Tower 43	2002	100.00%	100.00%	Kent, OH	101	101
Towne Centre Place	1975	8.31%	100.00%	Ypsilanti, MI	170	170
Village Center	1983	100.00%	100.00%	Detroit, MI	254	254
Village Square	1978	100.00%	100.00%	Williamsville, NY	100	100
Ziegler Place	1978	100.00%	100.00%	Livonia, MI	141	141

Unconsolidated Senior Housing Apartments Subtotal					5,936	4,785

Unconsolidated Apartments Total					21,753	12,464

Combined Apartments Total					33,484	23,675

Federally Subsidized Housing (Total of 5 Buildings)					741

Total Apartment Units at January 31, 2012					34,225

Total Apartment Units at January 31, 2011					34,355

Forest City Enterprises, Inc. Real Estate Portfolio as of January 31, 2012

RESIDENTIAL GROUP - MILITARY HOUSING

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (3)

Unconsolidated Military Housing^
Air Force Academy	2007-2011	50.00%	50.00%	Colorado Springs, CO	427
* Hawaii Phase IV	2007-2014	1.00%	^^	Kaneohe, HI	1,141
Marines, Hawaii Increment II	2007-2011	1.00%	^^	Honolulu, HI	1,175
Midwest Millington	2008-2011	1.00%	^^	Memphis, TN	318
Navy, Hawaii Increment III	2007-2011	1.00%	^^	Honolulu, HI	2,520
Navy Midwest	2006-2011	1.00%	^^	Chicago, IL	1,401
Ohana Military Communities, Hawaii Increment I	2005-2008	1.00%	^^	Honolulu, HI	1,952
Pacific Northwest Communities	2007-2011	20.00%	^^	Seattle, WA	2,985
Southern Group:
* Arnold Air Force Base	2011-2013	100.00%	^^^	Tullahoma, TN	22
* Joint Base Charleston	2011-2013	100.00%	^^^	Charleston, SC	345
* Keesler Air Force Base	2011-2012	100.00%	^^^	Biloxi, MS	1,188
* Shaw Air Force Base	2011-2015	100.00%	^^^	Sumter, SC	630

Unconsolidated Military Housing Total					14,104

Total Military Housing Units at January 31, 2012					14,104

Total Military Housing Units at January 31, 2011					11,919

(1)

Legal ownership percentage represents our actual equity ownership percentage and reflects the percentage of income or loss allocation we expect to receive after settlement of any preferred returns which we or our partners may be entitled to in accordance with the applicable agreements.

(2)

Pro-Rata ownership percentage represents the percentage of income or loss allocation we expect to receive prior to the settlement of any preferred returns which we or our partners may be entitled to in accordance with the applicable agreements. After settlement of the preferred returns, it is expected that our capital balance would be proportionate to our legal ownership.

(3)	Leaseable units represent 100% of the leasable units in the apartment community. Leasable units at Pro-Rata % represents the total leasable units multiplied by the Pro-Rata ownership percent.

*	Property under construction as of January 31, 2012.

++	Propertys old subsequent to January 31, 2012.

^	Property to open in phases .

^^	Our share of residual cash flow ranges from 0-20% during the life cycle of the project.

^^^	We do not share in any cash flow from operations . However, we are entitled to the return of our equity at the end of the 50-year lease term.

Item 3. Legal Proceedings

The Company is involved in various claims and lawsuits incidental to its business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on the Company’s consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

Pursuant to General Instruction G of Form 10-K, the following is included as an unnumbered item to Part I of the Form 10-K.

Executive Officers of the Registrant

The following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 13, 2012. The names and ages of and positions held by the executive officers of the Company are presented in the following list. Each individual has been appointed to serve for the period which ends on the date of the Annual Meeting of Shareholders to be held on June 13, 2012.

Name	Age	Current Position
Charles A. Ratner (1)	70	Chairman of the Board of Directors
David J. LaRue	50	Chief Executive Officer, President and Director
Bruce C. Ratner (1)	67	Executive Vice President and Director
James A. Ratner (1)	67	Executive Vice President and Director
Ronald A. Ratner (1)	64	Executive Vice President and Director
Brian J. Ratner (1)	54	Executive Vice President and Director
Robert G. O’Brien	54	Executive Vice President and Chief Financial Officer
Linda M. Kane	54	Senior Vice President and Treasurer
Charles D. Obert	46	Senior Vice President, Chief Accounting Officer and Corporate Controller
Andrew J. Passen	63	Executive Vice President, Human Resources
Geralyn M. Presti	56	Senior Vice President, General Counsel and Secretary

•

Charles A. Ratner has been Chairman of the Board of Directors since June 2011. He previously served as Chief Executive Officer from June 1995 to June 2011, President from June 1993 to June 2011, Chief Operating Officer from June 1993 to June 1995 and Executive Vice President prior to June 1993.

•

David J. LaRue has been Chief Executive Officer and President since June 2011. He previously served as Executive Vice President and Chief Operating Officer from March 2010 to June 2011 and President and Chief Operating Officer of Forest City’s Commercial Group since 2003.

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

•

Linda M. Kane has been Treasurer since September 2011 and Senior Vice President since June 2002. She previously served as Chief Accounting and Administrative Officer from December 2007 to September 2011, Corporate Controller from March 1995 to December 2007 and Vice President from March 1995 to June 2002.

•

Charles D. Obert has been Chief Accounting Officer and Senior Vice President since September 2011 and Vice President and Corporate Controller since December 2007. He previously served as Vice President and Assistant Controller from August 2004 to December 2007.

•	Andrew J. Passen has been Executive Vice President, Human Resources since April 2006.

•

Geralyn M. Presti has been Senior Vice President and General Counsel since July 2002 and Secretary since April 2008. She previously served as Assistant Secretary from July 2002 to April 2008, Deputy General Counsel from January 2000 to June 2002, and Associate General Counsel from December 1996 to January 2000.

(1)

Charles A. Ratner, James A. Ratner and Ronald A. Ratner are brothers. Bruce C. Ratner is first cousin to Charles A. Ratner, James A. Ratner, Ronald A. Ratner and Joan Shafran, a Director of the Company. Brian Ratner is brother to Deborah Ratner-Salzberg, a Director of the Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A and Class B common stock are traded on the New York Stock Exchange (“NYSE”) under the symbols FCEA and FCEB, respectively. At January 31, 2012 and 2011, the market price of the Company’s Class A common stock was $13.13 and $16.91, respectively, and the market price of the Company’s Class B common stock was $13.17 and $16.77, respectively. As of February 29, 2012, the number of registered holders of Class A and Class B common stock was 1,064 and 425, respectively.

The following tables summarize the quarterly high and low sales prices per share of the Company’s Class A and Class B common stock as reported by the NYSE and the dividends declared per common share:

	Quarter Ended
	January 31, 2012	October 31, 2011	July 31, 2011	April 30, 2011

Market price range of common stock
Class A
High	$14.00	$17.82	$19.24	$19.26
Low	$10.88	$9.76	$17.78	$17.30
Class B
High	$13.92	$17.77	$19.17	$19.26
Low	$10.85	$9.78	$17.66	$17.27
Quarterly dividends declared per common share Class A and Class B (1)	$-	$-	$-	$-

	Quarter Ended
	January 31, 2011	October 31, 2010	July 31, 2010	April 30, 2010

Market price range of common stock
Class A
High	$16.98	$14.63	$15.70	$16.10
Low	$14.78	$11.05	$11.01	$10.70
Class B
High	$16.95	$14.60	$15.78	$16.02
Low	$14.70	$11.04	$10.97	$10.68
Quarterly dividends declared per common share Class A and Class B (1)	$-	$-	$-	$-

(1)

The payment of future dividends will depend upon such factors as earnings, capital requirements and financial condition of the Company. The Company has the ability to pay cash dividends, but does not anticipate doing so due to its current capital strategy. Retained earnings of $24,000,000 were available for payment of dividends as of January 31, 2012 under the restrictions contained in the revolving credit facility as amended July 13, 2011, which removed the previous prohibition on paying common stock dividends.

For the three months ended January 31, 2012, there were no unregistered issuances or repurchases of stock.

The following graph shows a comparison of cumulative total return for the period from January 31, 2007 through January 31, 2012 among the Company’s Class A Common Stock (FCEA) and Class B Common Stock (FCEB), Standard & Poor’s 500 Stock Index (“S&P 500®”) and the Dow Jones U.S. Real Estate Index. The cumulative total return is based on a $100 investment on January 31, 2007 and the subsequent change in market prices of the securities at each respective fiscal year end. It also assumes that dividends were reinvested quarterly.

	Jan-07	Jan-08	Jan-09	Jan-10	Jan-11	Jan-12
Forest City Enterprises Inc. Class A	$100	$66	$11	$19	$29	$22
Forest City Enterprises Inc. Class B	$100	$66	$12	$19	$29	$22
S&P 500®	$100	$98	$60	$80	$98	$102
Dow Jones US Real Estate Index	$100	$75	$38	$56	$78	$85

For information with respect to securities authorized for issuance under equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data

The Operating Results and per share amounts presented below have been reclassified for properties disposed of and/or classified as held for sale during the years ended January 31, 2012, 2011, 2010, 2009 and 2008. The following data should be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included elsewhere in this Form 10-K. Our historical operating results may not be comparable to our future operating results.

	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	Years Ended January 31,
	2012	2011	2010	2009	2008

	(in thousands, except share and per share data)
Operating Results:
Total revenues from real estate operations (1)	$1,089,977	$1,117,649	$1,193,970	$1,210,482	$1,211,017

Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. (1)	$(109,818)	$79,940	$(14,208)	$(121,748)	$(15,352)
Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc. (1)	23,332	(21,892)	(12,770)	12,174	64,538

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(86,486)	$58,048	$(26,978)	$(109,574)	$49,186

Diluted Earnings per Common Share:
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. (1)	$(0.74)	$0.43	$(0.10)	$(1.18)	$(0.15)
Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc. (1)	0.13	(0.13)	(0.09)	0.11	0.62

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(0.61)	$0.30	$(0.19)	$(1.07)	$0.47

Weighted Average Diluted Shares Outstanding	168,170,650	173,437,886	139,825,349	102,755,315	102,261,740

Cash Dividend Declared per share-Class A and B Common Stock	$-	$-	$-	$0.24	$0.31

	$000,00,00,00	$000,00,00,00	$000,00,00,00	$000,00,00,00	$000,00,00,00
	January 31,
	2012	2011	2010	2009	2008

	(in thousands)
Financial Position:
Consolidated assets	$10,504,283	$12,059,701	$12,174,177	$11,658,162	$10,449,267
Real estate, at cost	$9,589,725	$11,166,539	$11,340,779	$10,648,573	$9,225,753
Long-term debt, primarily nonrecourse mortgages and notes payable	$6,698,052	$8,118,053	$8,779,813	$8,457,471	$7,359,718

(1)	This category is adjusted for discontinued operations. See the “Discontinued Operations” section of the MD&A in Item 7.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate Description

We principally engage in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. We operate through three strategic business units and five reportable segments. The Commercial Group, our largest strategic business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group develops for-sale condominium projects and also owns interests in entities that develop and manage military family housing. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. As of January 31, 2012, our Board of Directors approved a strategic decision by senior management to reposition or divest significant portions of our Land Development Group and are actively reviewing alternatives to do so. See further discussion under “Land Development Group” in this section.

Corporate Activities and The Nets, a member of the National Basketball Association (“NBA”) in which we account for our investment on the equity method of accounting, are other reportable segments of ours.

We have approximately $10.5 billion of consolidated assets in 28 states and the District of Columbia at January 31, 2012. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, New York, Philadelphia, the Greater San Francisco metropolitan area and the Greater Washington D.C. metropolitan area. We have offices in Albuquerque, Boston, Chicago, Dallas, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.

Significant milestones occurring during 2011 included:

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

•	The sale of Waterfront Station – East 4th & West 4th Buildings, office buildings in Washington, D.C. for a sales price of $356,000,000. The sale generated net cash proceeds of $61,490,000;

•	The sale of the Charleston Marriott hotel in Charleston, West Virginia, for a sales price of $25,500,000. The sale generated net cash proceeds of approximately $7,500,000;

•	The sale of the Ritz-Carlton hotel in Cleveland, Ohio, for a sales price of $36,500,000. The sale generated net cash proceeds of approximately $31,000,000;

•

The sale of our 50% interest in Metropolitan Lofts, a 264 unit apartment community in Los Angeles, California, to the other 50% partner. The price reflects a total property value of $73,600,000. The sale generated net cash proceeds of approximately $13,200,000;

•	The phased-in opening of 8 Spruce Street, an apartment community in Manhattan, New York. As of January 31, 2012 leases have been signed for 610 units of the total 899 units for the project;

•

The phased-in opening of Westchester’s Ridge Hill, a retail center in Yonkers, New York. As of January 31, 2012 we have opened approximately 424,000 square feet of the total 1,336,000 square feet. Tenants opening during 2011 included Charming Charlie, The Cheesecake Factory, Cinema de Lux, Desigual, Dick’s Sporting Goods, Gap, Guitar Center, H&M, L.L.Bean, Old Navy, Orvis, REI, Sephora, Sur La Table, Texas de Brazil, Whole Foods Market, Yard House and WESTMED Medical Group, the retail center’s anchor office tenant;

•

The opening of Foundry Lofts, a 170 unit apartment community at The Yards, Washington, D.C.’s up-and-coming urban development in the Capitol Riverfront area. The property is an adaptive reuse of a historic industrial building and opened with 50% of units preleased;

•

Closing on a new $450,000,000 revolving credit facility with a 14 member bank group. The three-year facility, with an additional one-year extension option, originally closed on March 30, 2011 with a $425,000,000 borrowing capacity. Subsequently, in April 2011, an accordion feature was exercised increasing the total borrowing capacity to $450,000,000;

•

The issuance, at par, of $350,000,000 aggregate principal amount of our 4.25% Convertible Senior Notes due August 2018 (“2018 Senior Notes”). Interest on the notes is payable semi-annually at a rate of 4.25% per annum. We received cash proceeds of approximately $339,375,000 net of estimated offering expenses;

•

Closing on the privately negotiated exchange of $40,000,000 aggregate principal amount of our 5.00% Convertible Senior Notes due 2016 (“2016 Senior Notes”) for a total of 3,444,293 shares of our Class A common stock;

•

Recapitalization and modified credit facilities for 8 Spruce Street and DKLB BKLN an apartment community in Brooklyn, New York. For 8 Spruce Street, our 30% equity partner in the project converted its $110,000,000 of mezzanine debt to equity, increasing its equity ownership to 49%. We also modified the property’s existing nonrecourse financing, whereby the credit facility was reduced from $605,000,000 to $539,000,000 and the maturity was extended through July 1, 2016. These changes reduce total available debt on the property from $715,000,000 to $539,000,000 and our pro-rata share of the debt from approximately $500,000,000 to $275,000,000. For DKLB BKLN, the holder of $30,000,000 mezzanine debt converted its mezzanine debt to a 49% equity interest in the property. We also modified the property’s existing bank financing, whereby the balance was reduced from $117,000,000 to $104,000,000 and the maturity was extended through July 3, 2013. These changes reduce total debt on the property from $147,000,000 to $104,000,000 and our pro-rata share of the debt from approximately $147,000,000 to $53,000,000;

•	Commencing construction of the Continental Building, a 203 unit apartment community in Dallas, Texas, following the closing of the $28,109,000 mortgage loan;

•	Commencing construction of The Aster Town Center, a 85 unit apartment community and Botanica Eastbridge, a 118 unit apartment community, at our Stapleton project in Denver, Colorado;

•

Commencing construction on the The Yards - Boilermaker Shops, an adaptive reuse property in Washington, D.C. that will include 40,000 square feet of ground-level retail and mezzanine office space. The property was 74% preleased as of January 31, 2012;

•

Forest City Military Communities and the U.S. Air Force, through the Air Force Center for Engineering and the Environment, closing a 50-year housing privatization agreement for the development and management of 2,185 family homes at four U.S. Air Force bases in the Southeast, bringing Forest City’s military managed housing portfolio to more than 14,000 homes;

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

•

The selection by the Georgia Department of Transportation to lead a project team in the development of a new multi-modal transportation hub in downtown Atlanta. We will be responsible for fee-based master planning for the project which will be developed on a 119-acre site; and

•	Closing $1,193,693,000 in nonrecourse mortgage financing transactions.

In addition, subsequent to January 31, 2012, we achieved the following significant milestones:

•

The announcement that our Board of Directors has determined to reduce the authorized size of the Board from fifteen authorized seats to thirteen, effective with our Annual Meeting of Shareholders in June 2012 (“Annual Meeting”). Two non-independent directors, James A. Ratner and Joan K. Shafran, will complete their current terms and will not be re-nominated at the Annual Meeting. This planned change will allow for the election or appointment of an independent director, once a suitable candidate is identified, and to have the composition of our Board change to a majority of independent directors;

•

The sale of Quebec Square, a specialty retail center in Denver, Colorado for a sales price of $34,250,000. The sale generated net cash proceeds of approximately $8,000,000. The disposition of this specialty retail center is part of our retail strategy to divest non-core products;

•	The dedication of the newly completed Las Vegas City Hall, which we developed for the City of Las Vegas on a fee basis as part of a public-private partnership; and

•	Addressing $161,232,000 of nonrecourse mortgage debt financings that would have matured during the year ended January 31, 2013, through closed transactions, commitments and/or automatic extensions.

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

Revision of Prior Period Financial Statements

Historically, we wrote-off specific development projects when management determined it was probable the specific project would not be developed. In addition, we recorded an allowance for estimated project write-offs for projects under development that had not yet been abandoned (the “Allowance”). We have reconsidered the historical accounting policy related to the Allowance. We determined that recording the Allowance was not in accordance with ASC 970-360-40 (Real Estate – Abandonments) and concluded that the reserve should be removed (“Allowance Revision”). The impact of the Allowance Revision was an understatement of operating expenses of $1,000,000 ($612,000 after tax) and an overstatement of operating expenses of $6,000,000 ($3,673,000 after tax) for the years ended January 31, 2011 and 2010, respectively, an overstatement of accounts payable, accrued expenses and other liabilities of $22,786,000 and an understatement of deferred income tax liability of $8,837,000 as of January 31, 2011 and a $10,888,000 understatement of retained earnings as of January 31, 2009. For the year ended January 31, 2011, basic earnings per common share from continuing operations decreased from $.43 to $.42. For the year ended January 31, 2010, basic and diluted loss from continuing operations per common share decreased from $ (.13) to $ (.10), and basic and diluted net loss per common share decreased from $ (.22) to $ (.19) as a result of the Allowance Revision. We assessed the materiality of this error on prior periods’ financial statements in accordance with ASC 250 (SEC’s Staff Accounting Bulletin No. 99, Materiality), and concluded that the error was not material to any prior annual or interim periods but the cumulative adjustment necessary to remove the Allowance would be material if the correction was recorded during the year ended January 31, 2012. Accordingly, in accordance with ASC 250 (SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,”), the financial statements as of January 31, 2011 and the two years then ended presented herein, the three quarters ended October 31, 2011, and the four quarters of the year ended January 31, 2010 presented in the Quarterly Consolidated Financial Data have been revised to correct the error.

Fiscal Year – The years 2011, 2010 and 2009 refer to the fiscal years ended January 31, 2012, 2011 and 2010, respectively.

Recognition of Revenue

Real Estate Sales – The specific timing of a sale transaction and recognition of profit is measured against various criteria in the real estate sales accounting guidance covering the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, we defer gain recognition and account for the transaction by applying the deposit, finance, installment or cost recovery methods, as appropriate.

Consolidated operating properties that have been sold or determined to be held for sale are reported as discontinued operations. We consider assets held for sale when the transaction has been approved by management and there are no significant contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing and, accordingly, the property is not identified as held for sale until the closing actually occurs. However, each potential sale is evaluated based on its separate facts and circumstances.

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

Military Housing Fee Revenues – Development fees related to military housing projects are earned based on a contractual percentage of the actual development costs incurred. Additional development incentive fees are recognized based upon successful completion of criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements.

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

Depreciation and amortization is generally computed on a straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings and certain first generation tenant allowances that are considered by management as a component of the building are primarily 50 years. Subsequent tenant improvements and those first generation tenant allowances not considered a component of the building are amortized over the life of the tenant’s lease. This estimated life is based on the length of time the asset is expected to generate positive operating cash flows. Actual events and circumstances can cause the life of the building and tenant improvement to be different than the estimates made. Additionally, lease terminations can affect the economic life of the tenant improvements.

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

A variety of costs are incurred in the development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves judgment. Our capitalization policy on development properties is based on accounting guidance for the capitalization of interest cost and accounting guidance for costs and the initial rental operations of real estate properties. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on any portion substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the respective accounts and any resulting gains or losses are reported in the Consolidated Statements of Operations.

Acquisition of Rental Properties – Upon acquisition of a rental property, the purchase price of the property is allocated to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental revenues (or rental expense for ground leases in which we are the lessee) over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental revenues (or rental expense for ground leases in which we are the lessee) over the remaining non-cancelable terms of the respective leases, including any fixed-rate renewal periods that are probable of being exercised. For our below market lease and in-place lease intangibles that remain at January 31, 2012 and 2011, there were no fixed rate renewal periods associated with these leases that we deemed probable of renewal and included in the calculation of the intangible asset value or related amortization period.

Intangible assets also include amounts representing the value of tenant relationships and in-place leases based on our evaluation of each tenant’s lease and our overall relationship with the respective tenant. We estimate the cost to execute leases with terms similar to in-place leases, including leasing commissions, legal expenses and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective lease. Our estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by us in this analysis include an estimate of the carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. We also use the information obtained as a result of our pre-acquisition due diligence as part of considering any conditional asset retirement obligations, and when necessary, will record a conditional asset retirement obligation as part of our purchase price.

When calculating the estimated value to assign to a tenant relationship intangible asset, we estimate the likelihood that a lessee will execute a lease renewal and other factors relative to the relationship. In determining the likelihood of lease renewal, we utilize a probability weighted model based on many factors. Other qualitative factors related to the relationship that we consider include, but are not limited to the nature and extent of the business relationship with the tenant, growth prospects for developing new business with the tenant and the tenant’s credit quality. The value of tenant relationship intangibles is amortized over the remaining initial lease term and expected renewals, but in no event longer than the remaining depreciable life of the building. The value of in-place leases is amortized over the remaining non-cancelable term of the respective leases and any fixed-rate renewal periods that are deemed probable.

In the event that a tenant terminates its lease, the unamortized portion of each intangible asset, including market rate adjustments, in-place lease values and tenant relationship values, would be charged to expense.

Allowance for Doubtful Accounts and Reserves on Notes Receivable – We record allowances against our rent receivables from tenants and other receivables that we consider uncollectible. These allowances are based on management’s estimate of receivables that will not be realized from cash receipts in subsequent periods. We also maintain an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. The allowance against our straight-line rent receivable is based on historical experience with early lease terminations as well as specific review of significant tenants and tenants that are having known financial difficulties. There is a risk that our estimate of the expected activity of current tenants may not accurately reflect future events. If the estimate does not accurately reflect future tenant vacancies, the reserve for straight-line rent receivable may be over or understated by the actual tenant vacancies that occur.

We estimate the allowance for notes receivable based on our assessment of expected future cash flows estimated to be received with consideration given to any collateral of the respective note. If our estimate of expected future cash flows does not accurately reflect actual events, our reserve on notes receivable may be over or understated by the actual cash flows that occur. Our allowance for doubtful accounts, which includes our straight-line allowance, was $25,875,000 and $31,192,000, at January 31, 2012 and 2011, respectively.

Historic and New Market Tax Credit Entities – We have certain investments in properties that have received, or we believe are entitled to receive, historic preservation tax credits on qualifying expenditures under Internal Revenue Code (“IRC”) section 47 and new market tax credits on qualifying investments in designated community development entities (“CDEs”) under IRC section 45D, as well as various state credit programs, including participation in the New York State Brownfield Tax Credit Program, which entitles the members to tax credits based on qualified expenditures at the time those qualified expenditures are placed in service. We typically enter into these investments with sophisticated financial investors. In exchange for the financial investors’ initial contribution into the investment, the financial investor is entitled to substantially all of the benefits derived from the tax credit, but generally has no material interest in the underlying economics of the property. Typically, these arrangements have put/call provisions (which range up to 7 years) whereby we may be obligated (or entitled) to repurchase the financial investors’ interest. We have consolidated each of these entities in our consolidated financial statements and have reflected these investor contributions as accounts payable, accrued expenses and other liabilities.

We guarantee the financial investor that in the event of a subsequent recapture by a taxing authority due to our noncompliance with applicable tax credit guidelines we will indemnify the financial investor for any recaptured tax credits. We initially record a liability for the cash received from the financial investor. We generally record income upon completion and certification of the qualifying development expenditures for historic tax credits and upon certification of the qualifying investments in designated CDEs for new market tax credits resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 7 years. Income related to the sale of tax credits is recorded in interest and other income.

Impairment of Real Estate – We review our real estate portfolio, including land held for development and sale, for impairment whenever events or changes indicate that our carrying value may not be recoverable. Impairment indicators include, but are not limited to, significant decreases in property net operating income, significant decreases in occupancy rates, the physical condition of the property and general economic conditions. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In addition, the undiscounted cash flows may consider a probability-weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated at the balance sheet date. Significant estimates are made in the determination of future undiscounted cash flows including future net operating income, estimated holding periods, risk of foreclosure and estimated cash proceeds received upon disposition of the asset. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property. Determining fair value of real estate, if required, also involves significant judgments and estimates including discount and capitalization rates. Changes to these estimates made by management could affect whether or not an impairment charge would be required and/or the amount of impairment charges recognized. See the “Impairment of Real Estate” section of MD&A for additional information.

Impairment of Unconsolidated Entities – We review our portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate that our carrying value in the investments may be in excess of fair value. A loss in value of an equity method investment which is other-than-temporary is recognized as an impairment of unconsolidated entities. This determination is based upon the length of time elapsed, severity of decline, possible recovery period and other relevant facts. Determining fair value of a real estate investment and whether or not a loss is other-than-temporary involves significant judgments and estimates. Examples of these estimates include timing and amounts of expected cash flows, discount rates, capitalization rates, comparable sales data, among other things. Changes to these estimates made by management could affect whether or not an impairment charge would be required and/or the amount of impairment charges recognized. See the “Impairment of Unconsolidated Entities” section of MD&A for additional information.

Variable Interest Entities – The accounting guidance for consolidation of VIEs requires an ongoing reassessment of determining whether a variable interest gives a company a controlling financial interest in a VIE. The guidance eliminates the quantitative approach to evaluating VIEs for consolidation. We continually reassess whether or not we have (a) the power to direct the activities that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We also perform continuous reassessments of our primary beneficiary status rather than event-driven assessments. These assessments, by their nature, require significant judgment.

Results of Operations

Net Earnings (Loss) Attributable to Forest City Enterprises, Inc. – Net loss attributable to Forest City Enterprises, Inc. for the year ended January 31, 2012 was $86,486,000 versus net earnings of $58,048,000 for the year ended January 31, 2011. Although we have substantial recurring revenue sources from our properties, we also enter into significant transactions, which create substantial variances in net earnings (loss) between periods. This variance to the prior year is primarily attributable to the following decreases, which are net of noncontrolling interest:

•

$176,192,000 related to the 2010 gain on disposition of partial interest in seven mixed-use University Park life science properties in Cambridge, Massachusetts, related to the formation of a new joint venture with an outside partner;

•	$54,185,000 related to the 2011 increase in impairment charges of consolidated (including discontinued operations) and unconsolidated entities;

•	$31,437,000 related to the 2010 gain on disposition of partial interest in The Nets;

•

$29,342,000 related to the 2010 gain on disposition of partial interest in The Grand, Lenox Club and Lenox Park, apartment communities in the Washington D.C. metropolitan area, related to the formation of a new joint venture with an outside partner;

•	$14,739,000 related to a 2011 increase in allocated losses from our equity investment in The Nets (see “The Nets” section of the MD&A);

•

$10,894,000 related to the 2010 gains on disposition of our unconsolidated investments exceeding 2011. The 2011 gains related to Metropolitan Lofts and Twin Lake Towers, apartment communities in Los Angeles, California and Denver, Colorado, respectively, while the 2010 gains primarily related to Millender Center, a mixed-use property in Detroit, Michigan, and Woodbridge Crossing, a specialty retail center in Woodbridge, New Jersey;

•

$9,649,000 related to the lease up losses of 8 Spruce Street, an apartment community in Manhattan, New York, currently being opened in phases. This property was consolidated until a recapitalization transaction in July 2011 which resulted in joint control of the investment;

•	$4,683,000 related to a decrease in income recognized on the sale of state and federal Historic Preservation Tax Credits and New Market Tax Credits in 2011 compared to 2010; and

•	$4,200,000 related to increases in professional fees associated with strategic planning and process improvement initiatives in 2011 compared to 2010.

These decreases were partially offset by the following increases, net of noncontrolling interest:

•	$42,622,000 related to the 2011 sale of land and air rights for development of a casino in downtown Cleveland, Ohio;

•	$26,105,000 (which includes $3,126,000 for unconsolidated entities) related to gains on extinguishment of debt in 2011 compared to losses on extinguishment of debt in 2010;

•

$9,561,000 due to the 2011 gain on disposition of partial interests in 15 retail properties in the New York City metropolitan area, related to the formation of new joint venture agreements with an outside partner;

•

$6,359,000 related to a decrease in interest expense on our corporate debt due primarily to decreased borrowings on our revolving credit facility and lower interest attributable to our senior and subordinated debt;

•

$5,849,000 related to the 2011 gain on disposition of partial interest in the Mall at Stonecrest, a regional mall in Atlanta, Georgia, related to the formation of a new joint venture with an outside partner;

•

$4,704,000 related to the 2011 gains on disposition of rental properties exceeding 2010 gains. The 2011 gains related to Waterfront Station – East 4th & West 4th Buildings, office buildings in Washington, D.C., Charleston Marriott, a hotel in Charleston, West Virginia, 250 Huron, an office building in Cleveland, Ohio, and Ritz-Carlton, a hotel in Cleveland, Ohio. The 2010 gains related to Simi Valley Town Center, a regional mall in Simi Valley, California, Saddle Rock Village, a specialty retail center in Aurora, Colorado, 101 San Fernando, an apartment community in San Jose, California, and an investment in a triple net lease retail property located in Pueblo, Colorado;

•	$2,656,000 related to transaction costs expensed during 2010 that were incurred in connection with a potential partial disposition of certain rental properties that did not occur;

•	$2,255,000 related to the 2011 gain on the sale of an annex building containing 8 units adjacent to our Dallas Wilson Building, an apartment building in Dallas, Texas; and

•

$104,284,000 due to decreased income tax expense attributable to both continuing and discontinued operations primarily related to the fluctuations in earnings (loss) before income taxes and pre-tax earnings (loss) including gains included in discontinued operations. These fluctuations are primarily due to the various transactions discussed herein.

Net earnings attributable to Forest City Enterprises, Inc. for the year ended January 31, 2011 was $58,048,000 versus a net loss of $26,978,000 for the year ended January 31, 2010. The variance to the prior year is primarily attributable to the following increases, which are net of noncontrolling interest:

•

$176,192,000 related to the 2010 gain on disposition of partial interest in seven mixed-use University Park life science properties related to the formation of a new joint venture with an outside partner;

•

$41,372,000 related to the 2010 gains on disposition of rental properties exceeding 2009. The 2010 gains related to Simi Valley Town Center, Saddle Rock Village, 101 San Fernando and an investment in a triple net lease retail property located in Pueblo, Colorado. The 2009 gains primarily related to Grand Avenue, a specialty retail center in Queens, New York;

•	$31,437,000 related to the 2010 gain on disposition of partial interest in The Nets;

•	$31,414,000 related to a 2010 decrease in allocated losses from our equity investment in The Nets;

•	$29,342,000 related to the 2010 gain on disposition of partial interest in The Grand, Lenox Club and Lenox Park, related to the formation of a new joint venture with an outside partner;

•	$9,479,000 (which includes $2,741,000 for unconsolidated entities) of decreased write-offs of abandoned development projects in 2010 compared to 2009;

•	$3,998,000 related to the 2009 participation payment on the refinancing of 45/75 Sidney, office buildings in Cambridge, Massachusetts, that did not recur; and

•	$3,395,000 of decreased company-wide severance and outplacement costs in 2010 compared to 2009.

These increases were partially offset by the following decreases, net of noncontrolling interest:

•	$84,682,000 related to the 2010 increase in impairment charges of consolidated (including discontinued operations) and unconsolidated entities;

•	$32,339,000 (which includes $2,016,000 for unconsolidated entities) primarily related to decreased gains on early extinguishment of debt in 2010 compared to 2009;

•

$23,496,000 related to the 2010 loss on early extinguishment of debt on the exchange of a portion of our 2016 Senior Notes for Class A common stock offset by the 2010 gain on early extinguishment of debt on the exchange of a portion of our 3.625% Puttable Equity Linked Senior Notes due 2011 (“2011 Senior Notes”), 7.625% Senior Notes due 2015 (“2015 Senior Notes”) and 6.50% Senior Notes due 2017 (“2017 Senior Notes”) for a new issue of Series A preferred stock and purchase of a portion of our 2011 and 2017 Senior Notes;

•

$26,300,000 related to the 2009 gains on disposition of our unconsolidated investments exceeding 2010. The 2010 gains primarily related to Millender Center and Woodbridge Crossing, while the 2009 gains related to Classic Residence by Hyatt properties, supported-living apartments in Teaneck, New Jersey, Chevy Chase, Maryland and Yonkers, New York, Clarkwood and Granada Gardens, apartment communities in Warrensville Heights, Ohio, and Boulevard Towers, an apartment community in Amherst, New York;

•	$9,131,000 primarily related to military housing fee income from the management and development of military housing units in Hawaii, Illinois, Washington and Colorado in 2010 compared to 2009;

•

$7,703,000 (which includes $2,523,000 for unconsolidated entities) related to a 2009 reinstatement by the United States Department of Housing and Urban Development (“HUD”) of certain replacement reserves previously written off at four of our residential properties located in Michigan that did not recur;

•	$3,599,000 related to a 2009 gain for insurance proceeds received related to fire damage of an apartment building in excess of the book value of the damaged asset that did not recur;

•	$2,656,000 related to transaction costs expensed during 2010 that were incurred in connection with a potential partial disposition of certain rental properties that did not occur;

•	$2,396,000 related to the 2009 net gain on an industrial land sale at Mesa del Sol in Albuquerque, New Mexico; and

•

$75,843,000 due to increased income tax expense attributable to both continuing and discontinued operations primarily related to the fluctuations in earnings (loss) before income taxes and pre-tax earnings (loss) including gains included in discontinued operations. These fluctuations are primarily due to the various transactions discussed herein.

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, operating expenses, interest expense, equity in earnings of unconsolidated entities and impairment of unconsolidated entities by segment. See discussion of these amounts by segment in the narratives following the tables.

	Years Ended January 31,
	2012	2011	2010
	(in thousands)
Revenues from Real Estate Operations
Commercial Group	$734,967	$849,291	$889,558
Commercial Group Land Sales	55,463	24,742	27,068
Residential Group	255,127	211,485	257,077
Land Development Group	44,420	32,131	20,267
The Nets	-	-	-
Corporate Activities	-	-	-
Total Revenues from Real Estate Operations	$1,089,977	$1,117,649	$1,193,970

Operating Expenses
Commercial Group	$380,460	$404,953	$413,517
Cost of Commercial Group Land Sales	10,147	19,970	21,609
Residential Group	178,224	136,596	156,886
Land Development Group	47,543	38,650	33,119
The Nets	-	-	-
Corporate Activities	52,585	47,030	39,857
Total Operating Expenses	$668,959	$647,199	$664,988

Interest Expense
Commercial Group	$168,810	$221,642	$232,344
Residential Group	31,946	21,233	27,515
Land Development Group	3,443	3,007	2,109
The Nets	-	-	-
Corporate Activities	56,838	63,884	80,891
Total Interest Expense	$261,037	$309,766	$342,859

Equity in Earnings of Unconsolidated Entities
Commercial Group	$19,887	$14,177	$6,657
Gain on disposition of Woodbridge Crossing	-	6,443	-
Residential Group	10,482	19,567	2,969
Gain on disposition of Metropolitan Lofts	9,964	-	-
Gain on disposition of Twin Lake Towers	2,603	-	-
Gain on disposition of Millender Center	-	15,633	-
Gain on disposition of Pebblecreek	-	2,215	-
Gain on disposition of Classic Residence by Hyatt properties	-	-	31,703
Gain on disposition of Clarkwood	-	-	6,983
Gain on disposition of Granada Gardens	-	-	6,577
Gain on disposition of Boulevard Towers	-	-	4,498
Land Development Group	5,025	2,548	5,405
The Nets	(26,814)	(18,318)	(43,489)
Corporate Activities	-	-	-
Total Equity in Earnings of Unconsolidated Entities	$21,147	$42,265	$21,303
Impairment of Unconsolidated Entities
Commercial Group	$40,284	$49,889	$10,521
Residential Group	-	-	24,303
Land Development Group	41,902	22,570	1,532
The Nets	-	-	-
Corporate Activities	-	-	-
Total Impairment of Unconsolidated Entities	$82,186	$72,459	$36,356

Commercial Group

Revenues from Real Estate Operations – Revenues from real estate operations for the Commercial Group, including the group’s land sales, decreased by $83,603,000, or 9.6%, for the year ended January 31, 2012 compared to the same period in the prior year. The variance is primarily attributable to the following decreases:

•

$86,147,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2011 with an outside partner in 15 retail properties in the New York City metropolitan area;

•

$17,299,000 related to the change from full consolidation method of accounting to equity method for 8 Spruce Street in 2011 due to recapitalization transactions. The revenues for 2010 and for 2011 prior to the conversion to equity method of accounting on July 1, 2011 relate to amounts earned on a construction contract with the New York City School Construction Authority for the construction of a school on the lower floors at 8 Spruce Street. This represents a reimbursement of costs that is included in operating expenses;

•

$14,279,000 related to decreases in commercial outlot land sales primarily at South Bay Southern Center in Redondo Beach, California, Salt Lake City in Utah, Orchard Town Center in Westminster, Colorado, and Westchester’s Ridge Hill in Yonkers, New York, which were partially offset by an increase at Johns Hopkins – 855 North Wolfe Street in East Baltimore, Maryland;

•	$11,688,000 related to decreased occupancy at Two MetroTech Center and One Pierrepont Plaza in Brooklyn, New York and South Bay Galleria in Redondo Beach, California;

•	$7,835,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2010 with an outside partner in University Park: and

•	$5,965,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2011 with an outside partner at the Mall at Stonecrest.

These decreases were partially offset by the following increases:

•	$45,000,000 related to the 2011 sale of land and air rights for development of a casino in downtown Cleveland, Ohio;

•

$7,893,000 related to increased occupancy at Orchard Town Center, Illinois Science and Technology Park in Skokie, Illinois, Promenade Bolingbrook in Bolingbrook, Illinois, Johns Hopkins – 855 North Wolfe Street and Promenade in Temecula in Temecula, California;

•	$5,369,000 related to increased revenues on a lease with Rock Ohio for space in the Higbee Building in Cleveland, Ohio for Phase I of its new casino; and

•	$4,294,000 related to the phased opening of Westchester’s Ridge Hill.

The balance of the remaining decrease of $2,946,000 was generally due to miscellaneous fluctuations.

Revenues from real estate operations for the Commercial Group, including the group’s land sales, decreased by $42,593,000, or 4.6%, for the year ended January 31, 2011 compared to the same period in the prior year. The variance is primarily attributable to the following decreases:

•	$62,754,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner in University Park; and

•

$2,326,000 related to decreases in commercial outlot land sales primarily at Salt Lake City, Victoria Gardens in Rancho Cucamonga, California, Westchester’s Ridge Hill and Short Pump Town Center in Richmond, Virginia, which were partially offset by increases at South Bay Southern Center and Orchard Town Center.

These decreases were partially offset by the following increases:

•

$13,221,000 related to increased revenues earned on a construction contract with the New York City School Construction Authority for the construction of a school on the lower floors at 8 Spruce Street. This represents a reimbursement of costs that is included in operating expenses;

•	$5,818,000 related to increased occupancy at Illinois Science and Technology Park and Higbee Building;

•	$3,910,000 related to development fee income at Las Vegas City Hall, a fee-based project in Nevada; and

•	$2,257,000 related to the property expansion at Promenade in Temecula.

The balance of the remaining decrease of $2,719,000 was generally due to miscellaneous fluctuations.

Operating and Interest Expenses – Operating expenses for the Commercial Group decreased $34,316,000, or 8.1%, for the year ended January 31, 2012 compared to the same period in the prior year. The variance is primarily attributable to the following decreases:

•

$33,404,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2011 with an outside partner in 15 retail properties in the New York City metropolitan area;

•

$17,299,000 related to the change from full consolidation method of accounting to equity method for 8 Spruce Street in 2011 due to recapitalization transactions. The operating expense for 2010 and for 2011 prior to the conversion to equity method of accounting on July 1, 2011 relate to construction of a school at 8 Spruce Street. These costs are reimbursed by the New York City School Construction Authority which are included in revenues from real estate operations;

•

$12,201,000 related to decreases in commercial outlot land sales primarily at South Bay Southern Center, Salt Lake City, Orchard Town Center and Westchester’s Ridge Hill, which were partially offset by an increase at Johns Hopkins – 855 North Wolfe Street;

•	$2,379,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2010 with an outside partner in University Park; and

•	$2,168,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2011 with an outside partner at the Mall at Stonecrest.

These decreases were partially offset by the following increases:

•	$7,195,000 related to the phased opening of Westchester’s Ridge Hill;

•	$4,234,000 primarily related to increased marketing costs related to the Barclays Center arena;

•	$3,468,000 related to increased research and development costs for a modular construction project at Atlantic Yards in Brooklyn, New York;

•	$2,739,000 related to increased write-offs of abandoned development projects in 2011 compared to 2010;

•	$2,378,000 related to the 2011 cost of sale of land and air rights to Rock Ohio for development of its casino in downtown Cleveland, Ohio; and

•	$2,309,000 related to increased real estate tax expense on the land parcels sold to Rock Ohio for development of its casino in downtown Cleveland, Ohio.

The balance of the remaining increase of $10,812,000 was generally due to miscellaneous fluctuations.

Operating expenses for the Commercial Group decreased $10,203,000, or 2.3%, for the year ended January 31, 2011 compared to the same period in the prior year. The variance is primarily attributable to the following decreases:

•	$23,436,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner in University Park;

•	$5,875,000 related to decreased write-offs of abandoned development projects in 2010 compared to 2009; and

•

$1,639,000 related to decreases in commercial outlot land sales primarily at Salt Lake City, Victoria Gardens, Westchester’s Ridge Hill and Short Pump Town Center, which were partially offset by increases at South Bay Southern Center and Orchard Town Center.

These decreases were partially offset by the following increases:

•

$13,221,000 related to construction of a school at 8 Spruce Street. These costs are reimbursed by the New York City School Construction Authority which are included in revenues from real estate operations;

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

The balance of the remaining decrease of $4,522,000 was generally due to miscellaneous fluctuations.

Interest expense for the Commercial Group decreased by $52,832,000, or 23.8%, for the year ended January 31, 2012 compared to the same period in the prior year. This decrease is primarily attributable to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner in 15 retail properties in the New York City metropolitan area in 2011 and increased capitalized interest due to additional qualified expenditures. Interest expense for the Commercial Group decreased by $10,702,000, or 4.6%, for the year ended January 31, 2011 compared to the same period in the prior year. This decrease is primarily attributable to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner in University Park. This decrease was primarily offset by increases attributable to the property expansion at Promenade in Temecula, mortgage interest expense at Johns Hopkins—855 North Wolfe Street related to the terms of a renegotiated forward interest rate swap and changes in mark-to-market adjustments on non-designated interest rate swaps.

Comparable occupancy for the Commercial Group is 90.9% and 91.0% for retail and office, respectively, as of January 31, 2012 compared to 91.2% and 89.5%, respectively, as of January 31, 2011. Retail and office occupancy as of January 31, 2012 and 2011 is based on square feet leased at the end of the fiscal quarter. Comparable occupancy relates to properties opened and operated in both the years ended January 31, 2012 and 2011. Average occupancy for hotels for the year ended January 31, 2012 is 69.1% compared to 69.0% for the year ended January 31, 2011.

As of January 31, 2012, the average base rent per square feet expiring for retail and office leases is $27.56 and $31.34, respectively, compared to $27.79 and $31.11, respectively, as of January 31, 2011. Square feet of expiring leases and average base rent per square feet are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases. The average daily rate (“ADR”) for our hotel portfolio is $141.91 and $140.03 for the years ended January 31, 2012 and 2011, respectively. ADR is an operating statistic and is calculated by dividing revenue by the number of rooms sold for all hotels that were open and operating for both the years ended January 31, 2012 and 2011.

We continuously monitor retail and office leases expiring in the short to mid-term. Management’s plan to obtain lease renewals for expiring retail and office leases includes signing of lease extensions, if available and active marketing for available or soon to be available space to new or existing tenants in the normal course of business.

Leasing Summary

Retail Centers

The following tables represent those new leases and gross leasable area (“GLA”) signed on the same space in which there was a former tenant and existing tenant renewals.

Regional Malls - Quarterly
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per Square Foot (1)(2)	Prior Rent Per Square Foot (1)(2)	Cash Basis % Change over Prior Rent
1st Quarter 2011	29	64,008	$60.70	$58.14	4%
2nd Quarter 2011	30	66,897	$79.63	$72.72	10%
3rd Quarter 2011	48	162,170	$49.53	$45.43	9%
4th Quarter 2011	59	149,030	$60.95	$55.35	10%

Total - 12 months	166	442,105	$59.55	$54.75	9%

Specialty Retail Centers - Quarterly
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per Square Foot (1)(2)	Prior Rent Per Square Foot (1)(2)	Cash Basis % Change over Prior Rent
1st Quarter 2011	5	11,900	$48.92	$41.22	19%
2nd Quarter 2011	4	15,522	$21.04	$21.43	(2%)
3rd Quarter 2011	10	34,385	$62.29	$56.11	11%
4th Quarter 2011	10	84,952	$30.97	$27.80	11%

Total - 12 months	29	146,759	$38.71	$34.85	11%

Office Buildings

The following table represents all new leases compared to terms of all expired leases in our office portfolio over the past 12 months.

Quarterly
Quarter	Number of Leases Signed	Number of Leases Expired	GLA Signed	GLA Expired	Contractual Rent Per Square Foot (2)	Expiring Rent Per Square Foot (2)	Cash Basis % Change over Prior Rent
1st Quarter 2011	38	24	649,323	327,228	$32.56	$29.57	10%
2nd Quarter 2011	19	19	127,285	110,492	$19.22	$18.37	5%
3rd Quarter 2011	33	27	178,838	178,598	$26.20	$29.22	(10%)
4th Quarter 2011	46	33	703,488	683,121	$30.13	$27.86	8%

Total - 12 months	136	103	1,658,934	1,299,439	$29.82	$27.67	8%

(1)	Retail contractual rent per square foot includes fixed minimum rent and fixed additional charges for marketing/promotional charges and common area maintenance.
(2)

For all new leases, contractual rent per square foot is the new annualized rental rate as of rental commencement. For all expiring leases, contractual rent per square foot is the annualized rental rate at the time of expiration, which includes any applicable escalations.

Net Operating Income (“NOI”) is defined as revenues (excluding straight-line rent adjustments) less operating expenses (including depreciation and amortization and amortization of mortgage procurement costs for non-real estate groups) plus interest income, plus equity in earnings (loss) of unconsolidated entities (excluding gain on disposition and impairment of unconsolidated entities) plus interest expense, gain (loss) on early extinguishment of debt, depreciation and amortization of unconsolidated entities. Comparable NOI is an operating statistic defined as NOI from properties opened and operated in all periods presented net of noncontrolling interests.

The percentage change of comparable NOI over the same period in the prior year is as follows:

	Years Ended January 31,
	2012	2011

Retail	2.6%	2.2%

Office	(2.6%)	2.1%

Hotel	0.1%	(3.9%)

The increase for retail for the year ended January 31, 2012 is primarily due to increase in occupancy as well as increased rents as discussed in the tables above. The decrease for office for the year ended January 31, 2012 is primarily due to decreases in occupancy primarily at Two Metrotech Center and One Pierrepont Plaza in Brooklyn, New York partially offset by increased rents as discussed in the tables above.

See the “Commercial Group” section in Item 1 of this Form 10-K for additional operating statistics.

Residential Group

Revenues from Real Estate Operations – Included in revenues from real estate operations is fee income related to the development and construction management related to our military housing projects. Military housing fee income and related operating expenses may vary significantly from period to period based on the timing of development and construction activity at each applicable project. Revenues from real estate operations for the Residential Group increased by $43,642,000, or 20.6%, during the year ended January 31, 2012 compared to the prior year. The variance is primarily attributable to the following increases:

$29,483,000 related to military housing fee income from the management and development of units in our military housing portfolio (see the “Military Housing Fee Revenues” section below for further detail);

•	$4,450,000 related to the change from equity method to full consolidation method of accounting for Millender Center;

•	$3,811,000 related to new property openings as noted in the table below;

•	$2,913,000 related to third party management fees and other fee income; and

•	$1,997,000 related to the sale of land parcels and related development opportunities in Richmond, Virginia.

  These increases were partially offset by the following decrease:

•	$3,356,000 related to the change from full consolidation to equity method of accounting for DKLB BKLN as a result of the recapitalization of this entity.

The balance of the remaining increase of $4,344,000 was generally due to increased rents and occupancies across our multi-family rental portfolio and other miscellaneous fluctuations.

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

•	$14,000,000 related to the land sale and related development opportunity in Mamaroneck, New York in the prior year;

•	$13,746,000 related to the deconsolidation of seven properties upon the adoption of accounting guidance for consolidation of VIEs;

•	$11,881,000 related to military housing fee income from the management and development of units in our military housing portfolio; and

•	$4,642,000 related to insurance premiums earned from an owner’s controlled insurance program.

These decreases were partially offset by the following increases:

•	$12,683,000 primarily related to new property openings and acquired properties as noted in the table below; and

•	$6,770,000 related to third party management fees and other fee income.

The balance of the remaining increase of $6,852,000 was generally due to miscellaneous fluctuations as a result of improving operating fundamentals such as occupancy rates and net rental income.

Operating and Interest Expenses – Operating expenses for the Residential Group increased by $41,628,000, or 30.5%, during the year ended January 31, 2012 compared to the prior year. This variance is primarily attributable to the following increases:

•	$28,636,000 related to management expenditures associated with military housing fee revenues;

•	$6,046,000 related to expenditures associated with third party management and consulting fee arrangements;

•	$3,019,000 related to the change from equity method to full consolidation method of accounting for Millender Center;

•	$2,400,000 related to an unfavorable judgment from litigation at Easthaven at the Village, an apartment community in Beachwood, Ohio, arising from a building fire in 2007;

•	$2,352,000 related to new property openings as noted in the table below; and

•	$1,950,000 related to the cost of the land sale and related development opportunities in Richmond, Virginia.

These increases were partially offset by the following decrease:

•	$2,993,000 related to decreased write-offs of abandoned development projects in 2011 as compared to 2010.

The balance of the remaining increase of $218,000 was generally due to direct property expenses and general operating activities.

Operating expenses for the Residential Group decreased by $20,290,000, or 12.9%, during the year ended January 31, 2011 compared to the prior year. This variance is primarily attributable to the following decreases:

•	$14,000,000 related to the cost of the land sale and related development opportunity in Mamaroneck, New York in the prior year;

•

$11,783,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner for The Grand, Lenox Park and Lenox Club;

•	$6,725,000 related to the deconsolidation of seven properties upon the adoption of accounting guidance for consolidation of VIEs;

•	$5,281,000 related to decreased write-offs of abandoned development projects in 2010 as compared to 2009;

•	$4,283,000 related to insurance expenses associated with an owner’s controlled insurance program; and

•	$4,131,000 related to management expenditures associated with military housing fee revenues.

These decreases were partially offset by the following increases:

•	$10,226,000 related to a 2009 reinstatement by HUD of certain replacement reserves previously written off at three of our residential properties located in Michigan, that did not recur;

•	$5,420,000 related to new property openings and acquired properties as noted in the table below; and

•	$2,156,000 related to expenditures associated with third party management fee arrangements.

The balance of the remaining increase of $8,111,000 was generally due to miscellaneous fluctuations.

Interest expense for the Residential Group increased by $10,713,000, or 50.5%, during the year ended January 31, 2012 compared to the same period in the prior year. This increase is primarily a result of the opening of new properties, as noted in the table below, and mark-to-market adjustments on non-designated interest rate swaps.

Interest expense for the Residential Group decreased by $6,282,000, or 22.8%, during the year ended January 31, 2011 compared to the same period in the prior year. This decrease is primarily attributable to the deconsolidation of properties as a result of adopting new accounting guidance on the consolidation of VIEs, the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner for The Grand, Lenox Park and Lenox Club and mark-to-market adjustments on non-designated interest rate swaps partially offset by openings and acquisitions of new properties.

The following table presents the increases (decreases) in revenues, operating expenses and interest expense for newly-opened properties for the year ended January 31, 2012 compared to the same period in the prior year:

				Year Ended January 31, 2012 vs. 2011
Property	Location	Quarter-Year Opened	Units	Revenues from Real Estate Operations	Operating Expenses	Interest Expense

					(in thousands)

Foundry Lofts	Washington, D.C.	Q4-2011	170	$108	$1,571	$(571)
Presidio Landmark	San Francisco, California	Q3-2010	161	2,613	1,464	3,712
Hamel Mill Lofts	Haverhill, Massachusetts	Q4-2008/Q3-2010 (1)	305	1,090	(683)	43

Total				$3,811	$2,352	$3,184

(1)	Property to open in phases.

The following table presents the increases (decreases) in revenues, operating expenses and interest expense for newly-opened/acquired properties for the year ended January 31, 2011 compared to the same period in the prior year:

				Year Ended January 31,
				2011 vs. 2010
Property	Location	Quarter-Year Opened	Units	Revenues from Real Estate Operations	Operating Expenses	Interest Expense

					(in thousands)

Presidio Landmark	San Francisco, California	Q3-2010	161	$117	$1,579	$2,566
DKLB BKLN	Brooklyn, New York	Q4-2009/Q2-2010 (1)	365	7,069	2,015	4,736
North Church Towers	Parma Heights, Ohio	Q3-2009 (2)	399	1,787	1,393	212
Hamel Mill Lofts	Haverhill, Massachusetts	Q4-2008/Q3-2010 (1)	305	2,067	983	932
Mercantile Place on Main	Dallas, Texas	Q1-2008/Q4-2008 (1)	366	1,643	(550)	(21)

Total				$12,683	$5,420	$8,425

(1)	Property to open in phases.
(2)	Acquired property.

Comparable average occupancy for the Residential Group is 94.7% and 93.8% for the years ended January 31, 2012 and 2011, respectively. Average residential occupancy for the years ended January 31, 2012 and 2011 is calculated by dividing gross potential rent less vacancy by gross potential rent. Gross potential rent (“GPR”) is calculated based on actual rents per lease agreements for occupied apartment units and at market rents for vacant apartment units. Market rental rates are determined using a variety of factors which include availability of specific apartment unit types (one bedroom, two bedroom, etc.), seasonality factors and rents offered by competitive properties for similar apartment types in the same geographic market. Comparable average occupancy relates to properties opened and operated in both the years ended January 31, 2012 and 2011.

Comparable net rental income (“NRI”) for our Residential Group was 92.2% and 90.0% for the years ended January 31, 2012 and 2011, respectively. NRI is an operating statistic that represents the percentage of potential rent received after deducting vacancy and rent concessions from GPR.

Comparable NOI is an operating statistic defined as net operating income from properties opened and operated in all periods presented net of noncontrolling interests. Comparable NOI increased 7.3% and 4.3% for the years ended January 31, 2012 and 2011 compared to the same periods in the prior year. The increase in comparable net operating income is primarily related to continued improvements in occupancies, rents, and a continued reduction in concessions.

Military Housing Fee Revenues – Development fees related to military housing projects are earned based on a contractual percentage of the actual development costs incurred. Additional development incentive fees are recognized based upon successful completion of criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements. Development and development incentive fees of $35,323,000, $5,861,000 and $14,030,000 were recognized during the years ended January 31, 2012, 2011 and 2010, respectively, which were recorded in revenues from real estate operations.

Construction management fees are earned based on a contractual percentage of the actual construction costs incurred. Additional construction incentive fees are recognized based upon successful completion of certain criteria as set forth in the construction contracts. Construction and incentive fees of $4,158,000, $5,618,000 and $9,857,000 were recognized during the years ended January 31, 2012, 2011 and 2010, respectively, which were recorded in revenues from real estate operations.

Property management and asset management fees are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, that is generated by the military housing privatization projects as defined in the agreements. Additional property management incentive fees are recognized based upon successful completion of certain criteria as set forth in the property management agreements. Property management, management incentive and asset management fees of $17,456,000, $15,975,000 and $15,448,000 were recognized during the years ended January 31, 2012, 2011 and 2010, respectively, which were recorded in revenues from real estate operations.

Land Development Group

On January 31, 2012, our Board of Directors approved a strategic decision by senior management to reposition portions of the investment in our Land Development Group as part of a greater focus on core rental products in core markets. The Land Development Group buys and sells raw land, develops subdivisions and sells lots to homebuilders. The economic downturn, particularly in the housing market, has led to increased volatility in the land projects, making it challenging to fit into our long-term strategic plan. We have approximately 35 active land projects in which we are currently reviewing our divestiture options. The primary regions with active land projects that we are actively seeking to divest include the southwestern United States, Texas, North Carolina and Ohio. These projects will continue to be reported in the Land Development Group through their disposition. As a result of our strategic decision to divest, we dramatically shortened the estimated holding periods of the land projects. This reduced estimate of future undiscounted cash flows was not sufficient to recover the carrying value of the assets, resulting in an impairment charge. For additional information, see the “Impairment of Real Estate” and “Impairment of Unconsolidated Entities” section of the MD&A.

We will retain our land holdings at our Stapleton project in Denver, which is fully consolidated, and the Central Station project in downtown Chicago, which is accounted for on the equity method of accounting.

Operating results of the Land Development Group are discussed below.

Revenues from Real Estate Operations – Land sales and the related gross margins vary from period to period depending on the timing of sales and general market conditions. Although improved over the same period in the prior year, our land sales continue to be impacted by decreased demand from home buyers in certain core markets for the land business, reflecting conditions throughout the housing industry. Revenues from real estate operations for the Land Development Group increased by $12,289,000 for the year ended January 31, 2012 compared to the same period in the prior year. This variance is primarily attributable to the following increases:

•	$12,093,000 related to higher land sales at Stapleton in Denver, Colorado; and

•	$1,909,000 related to higher land sales at Tangerine Crossing in Tucson, Arizona, and Mill Creek in York County, South Carolina.

The balance of the remaining decrease of $1,713,000 was primarily due to fluctuations in land sales at other land development projects.

Revenues from real estate operations for the Land Development Group increased by $11,864,000 for the year ended January 31, 2011 compared to the same period in the prior year. This variance is primarily attributable to the following increases:

•	$9,502,000 related to higher land sales at Stapleton; and

•

$4,560,000 related to higher land sales at Tangerine Crossing, Mill Creek, Legacy Lakes in Aberdeen, North Carolina, Waterbury in North Ridgeville, Ohio and a land development project in Eaton Township, Ohio.

These increases were partially offset by the following decrease:

•	$2,327,000 related to lower unit sales at Rockport Square in Lakewood, Ohio and lower land sales at Creekstone in Copley, Ohio.

The balance of the remaining increase of $129,000 was primarily due to fluctuations in land sales at other land development projects.

Operating and Interest Expenses – Operating expenses for the Land Development Group increased by $8,893,000 for the year ended January 31, 2012 compared to the same period in the prior year. This variance is primarily attributable to the following increases:

•	$6,880,000 primarily related to higher land sales at Stapleton; and

•	$2,045,000 related to higher land sales at Tangerine Crossing and Mill Creek.

The balance of the remaining decrease of $32,000 was primarily due to fluctuations in land sales and operating results at other land development projects.

Operating expenses for the Land Development Group increased by $5,531,000 for the year ended January 31, 2011 compared to the same period in the prior year. This variance is primarily attributable to the following increases:

•	$8,727,000 primarily related to higher land sales at Stapleton; and

•	$4,706,000 primarily related to higher land sales at Tangerine Crossing, Mill Creek, Legacy Lakes, Waterbury and a land development project in Eaton Township, Ohio.

These increases were partially offset by the following decreases:

•	$2,735,000 primarily related to lower unit sales at Rockport Square and lower land sales at Creekstone; and

•	$2,500,000 nonrecurring legal settlement in 2009 related to a former joint venture.

The balance of the remaining decrease of $2,667,000 was primarily due to fluctuations in land sales and operating result at other land development projects.

Interest expense for the Land Development Group increased by $436,000 for the year ended January 31, 2012 and $898,000 during the year ended January 31, 2011 compared to the same periods in the prior years. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group and interest rates.

The Nets

On May 12, 2010, we closed on a purchase agreement with entities controlled by Mikhail Prokhorov (“MP Entities”). Pursuant to the terms of the purchase agreement, the MP Entities invested $223,000,000 and made certain funding commitments (“Funding Commitments”) to acquire 80% of The Nets, 45% of Brooklyn Arena, LLC (“Arena”) and the right to purchase up to 20% of Atlantic Yards Development Company, LLC, which will develop non-arena real estate. In accordance with the Funding Commitments, the MP Entities agreed to fund The Nets operating needs up to $60,000,000, including reimbursements to us for loans made to cover The Nets operating needs from March 1, 2010 to May 12, 2010 totaling $15,000,000. Of this total reimbursement, $9,237,000 represented operating losses incurred during the period from March 1, 2010 to May 12, 2010, which was recognized in our gain on the sale of The Nets during the year ended January 31, 2011 (see the “Net Gain on Disposition of Partial Interests in Rental Properties and Other Investment” section of the MD&A). The MP Entities met the

$60,000,000 funding commitment during the three months ended July 31, 2011. As a result, we are, through our investment in Nets Sports and Entertainment, LLC (“NS&E”), required to fund 100% of The Nets operating needs, as defined, until the Barclays Center arena is complete and open, which is expected to be during the three months ended October 31, 2012. Thereafter, members’ capital contributions will be made in accordance with the operating agreements. During the year ended January 31, 2012, we funded $22,978,000 of The Nets operating needs related predominantly to the 2011-2012 season.

The amount of equity in loss, net of noncontrolling interests, was $26,814,000, $12,075,000 and $43,489,000 for the years ended January 31, 2012, 2011 and 2010, respectively. The increase in 2011 compared to 2010 is primarily due to the $60,000,000 funding commitment having been met by the MP Entities during the three months ended July 31, 2011 resulting in the allocation of losses to NS&E. The decrease in 2010 compared to 2009 is primarily due to the allocation of losses to the MP Entities, since May 12, 2010, as discussed above.

Corporate Activities

Operating and Interest Expenses – Operating expenses for Corporate Activities increased by $5,555,000 for the year ended January 31, 2012 compared to the prior year. The increase was attributed to increased payroll and related benefits, including stock-based compensation of $5,627,000 and professional fees of $4,200,000 associated with strategic planning and process improvement initiatives, offset by a decrease in a nonrecurring expense of $4,000,000 related to the settlement of a liability claim that we may be able to recoup in the future.

Operating expenses increased $7,173,000 for the year ended January 31, 2011 compared to the prior year. The increase was primarily related to increased payroll and related benefits, including stock-based compensation of $2,038,000, an increase in a nonrecurring expense of $4,000,000 related to the settlement of a liability claim as discussed above, an increase in professional fees of $2,823,000 associated with strategic planning and process improvement initiatives, offset by a decrease to company-wide severance and outplacement expenses of $3,395,000. Included in Corporate Activities payroll and related benefits was termination benefit expense of approximately $5,600,000 and $5,300,000 for the years ended January 31, 2012 and 2011, respectively, related to respective workforce reduction during those periods.

Interest expense decreased by $7,046,000 for the year ended January 31, 2012 compared to the prior year, primarily as a result of decreased interest on our revolving credit facility as a result of decreased borrowings and a lower interest rate and the exchange of $110,000,000 and $40,000,000 of our 2016 Senior Notes for Class A common stock in January 2011 and May 2011, respectively, partially offset by interest on the $350,000,000 of our 2018 Senior Notes issued in July 2011.

Interest expense decreased by $17,007,000 for the year ended January 31, 2011 compared to the prior year, as a result of the retirement of the $178,749,000 of our 2011, 2015 and 2017 Senior Notes in exchange for a new issuance of Series A preferred stock on March 9, 2010 and decreased interest expense on corporate interest rate swaps due to a reduction in the strike rate of the active swaps compared to the London Interbank Offered Rate (“LIBOR”) rate which stayed at historically low levels throughout 2010.

Other Activity

The following items are discussed on a consolidated basis.

Interest and Other Income

Interest and other income was $52,114,000, $52,818,000 and $53,945,000 for the years ended January 31, 2012, 2011 and 2010, respectively. The decrease of $704,000 for the year ended January 31, 2012 compared to the prior year is primarily due to a decrease of $4,683,000 related to the income recognition on the sale of state and federal historic preservation tax credits and new market tax credits. This decrease was partially offset by an increase of $4,808,000 related to interest income earned on a total rate of return swap (“TRS”). The decrease of $1,127,000 for the year ended January 31, 2011 compared to the prior year is primarily due to a gain recognized in 2009 of $3,599,000 related to insurance proceeds received due to fire damage at an apartment building in excess of the net book value of the damaged asset and a decrease of $719,000 related to the income recognition on the sale of state and federal historic preservation tax credits, Brownfield tax credits and new market tax credits. These decreases were partially offset by an increase of $2,982,000 related to interest income earned on a TRS.

Equity in Earnings (Loss) of Unconsolidated Entities (also see the “Impairment of Unconsolidated Entities” section of the MD&A)

Equity in earnings of unconsolidated entities was $21,147,000 for the year ended January 31, 2012 and $42,265,000 for the year ended January 31, 2011, representing a decrease of $21,118,000. The variance is primarily attributable to the following decreases that occurred within our equity method investments:

-	Commercial Group

•	$6,443,000 related to the 2010 gain on disposition of Woodbridge Crossing;

•	$3,936,000 primarily related to 2010 lease termination fee income at San Francisco Centre, a regional mall in San Francisco, California, that did not recur; and

•	$2,791,000 related to the 2010 gain on early extinguishment of the Urban Redevelopment Authority loan at Liberty Center, an office building located in Pittsburgh, Pennsylvania.

-	Residential Group

•	$15,633,000 primarily related to the 2010 gain on disposition of Millender Center;

•

$5,537,000 related to the lease up losses of 8 Spruce Street currently being opened in phases and DKLB BKLN that opened in phases beginning in the fourth quarter of 2009. These two properties were consolidated until the recapitalization transaction in July 2011 which resulted in joint control of the investment;

•

$2,317,000 primarily related to increased interest expense due to an increased effective rate on the property level nonrecourse mortgage that is no longer hedged at the entity level at Uptown Apartments, an apartment community in Oakland, California;

•	$2,215,000 related to the 2010 gain on disposition of Pebble Creek, an apartment community in Twinsburg, Ohio; and

•	$1,502,000 primarily related to a favorable 2010 legal settlement at Oceanpointe Towers, a senior housing apartment community in Long Branch, New Jersey.

-	The Nets

•	$8,496,000 related to The Nets.

These decreases were partially offset by the following increases:

-	Commercial Group

•

$7,861,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2011 with an outside partner in 15 retail properties in the New York City metropolitan area;

•	$2,557,000 related to the 2010 write-off of an abandoned development project in Pittsburgh, Pennsylvania; and

•	$1,046,000 related to the 2010 loss on disposition of our partnership interests in Metreon, a specialty retail center in San Francisco, California.

-	Residential Group

•	$9,964,000 relates to the 2011 gain on disposition of our partnership interest in Metropolitan Lofts;

•	$2,603,000 relates to the 2011 gain on disposition of our partnership interest in Twin Lake Towers; and

•	$1,116,000 primarily related to a 2010 nonrecurring legal settlement at 3800 Wilshire, a condominium project in Los Angeles, California.

-	Land Development Group

•	$1,926,000 related to the 2011 gain on early extinguishment of nonrecourse mortgage debt at Sterling Lakes, a mixed-use land development project in Pepper Pike, Ohio.

The balance of the remaining increase of $679,000 was due to fluctuations in the operations of our equity method investments.

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

•	$6,443,000 related to the 2010 gain on disposition of Woodbridge Crossing;

•	$3,190,000 primarily related to lease termination fee income at San Francisco Centre; and

•	$2,791,000 related to the 2010 gain on early extinguishment of the Urban Redevelopment Authority loan at Liberty Center.

-	Residential Group

•	$15,633,000 primarily related to the 2010 gain on disposition of Millender Center;

•	$5,243,000 primarily related to a decrease in lease-up losses at Uptown Apartments;

•	$3,934,000 related to the deconsolidation of seven properties as a result of adopting new accounting guidance on the consolidation of VIEs;

•

$2,684,000 related to the 2010 disposition of partial interests in three apartment communities, The Grand, Lenox Club and Lenox Park, which were fully consolidated in 2009 and converted to the equity method of accounting in 2010 upon the partial disposition;

•	$2,215,000 related to the 2010 gain on disposition of Pebble Creek; and

•	$1,502,000 related to a favorable 2010 legal settlement at Oceanpointe Towers.

-	Land Development Group

•	$1,904,000 related to increased land sales at various land development projects in San Antonio, Texas.

-	The Nets

•	$25,171,000 related to a reduction in our share of the losses of The Nets.

These increases were partially offset by the following decreases:

-	Commercial Group

•	$4,533,000 related to the deconsolidation of a property as a result of adopting new accounting guidance on the consolidation of VIEs;

•	$2,557,000 related to the 2010 write-off of an abandoned development project in Pittsburgh, Pennsylvania; and

•	$1,046,000 related to the 2010 loss on disposition of our partnership interests in Metreon.

-	Residential Group

•	$31,703,000 related to the 2009 gain on disposition of our partnership interest in three Classic Residence by Hyatt properties;

•	$6,983,000 related to the 2009 gain on disposition of our partnership interest in Clarkwood;

•	$6,577,000 related to the 2009 gain on disposition of our partnership interest in Granada Gardens; and

•	$4,498,000 related to the 2009 gain on disposition of our partnership interest in Boulevard Towers.

-	Land Development Group

•	$2,396,000 related to the 2009 net gain on an industrial land sale at Mesa del Sol; and

•	$1,874,000 related to the 2009 gain on early extinguishment of nonrecourse mortgage debt at Shamrock Business Center in Painesville, Ohio.

The balance of the remaining increase of $3,224,000 was due to fluctuations in the operations of our equity method investments.

Amortization of Mortgage Procurement Costs

We amortize mortgage procurement costs over the term of the related nonrecourse mortgage debt and notes payable. For the years ended January 31, 2012, 2011 and 2010, we recorded amortization of mortgage procurement costs of $11,812,000, $11,484,000 and $13,653,000, respectively. Amortization of mortgage procurement costs increased $328,000 and decreased $2,169,000 for the years ended January 31, 2012 and 2011, respectively, compared to the same periods in the prior years.

Gain (Loss) on Extinguishment of Debt

See Note S – Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-off of Abandoned Development Projects and Gain (Loss) on Extinguishment of Debt in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for detailed information.

Impairment of Real Estate

We review our real estate portfolio, including land held for development and sale, for impairment whenever events or changes indicate that our carrying value of the long-lived assets may not be recoverable. In cases where we do not expect to recover our carrying costs, an impairment charge is recorded. In order to determine whether the carrying costs are recoverable from estimated future undiscounted cash flows, we use various assumptions that include future net operating income, estimated holding periods, risk of foreclosure and estimated cash proceeds received upon the disposition of the asset. If the carrying costs are not recoverable, we are required to record an impairment to reduce the carrying costs to estimated fair value. The assumptions used to estimate fair value are considered to be Level 2 or 3 inputs. Our assumptions were based on current information. If the conditions mentioned above continue to deteriorate, or if our plans regarding our assets change, additional impairment charges may occur in the future.

The impairments recorded during the years ended January 31, 2012, 2011 and 2010 represent write-downs to the estimated fair value due to changes in events, such as a change in strategy for certain assets, a bona fide third-party purchase offer or changes in certain assumptions, including estimated holding periods and current market conditions and the impact of these assumptions to the properties’ estimated future cash flows.

The following table summarizes our impairment of real estate included in continuing operations.

	$000,000,000	$000,000,000	$000,000,000	$000,000,000
		Years Ended January 31,
		2012	2011	2010
		(in thousands)
Land held for divestiture	Various	$115,654	$-	$-
Investment in triple net lease retail property	Portage, Michigan	3,435	-	3,552
Development property at Waterfront Station	Washington, D.C.	-	3,103	-
Gladden Farms (Land Project)	Marana, Arizona	-	650	2,985
Other		235	1,010	2,370
		$119,324	$4,763	$8,907

On January 31, 2012, our Board of Directors approved a strategic decision by senior management to reposition portions of the investment in our Land Development Group as part of a greater focus on core rental products in core markets. The Land Development Group buys and sells raw land, develops subdivisions and sells lots to homebuilders. The economic downturn, particularly in the housing market, has led to increased volatility in the land projects, making it challenging to fit into our long-term strategic plan. We have approximately 35 active land projects, including 18 accounted for on the equity method, in which we are currently reviewing our divestiture options. The primary regions with active land projects that we are actively seeking to divest include the southwestern United States, Texas, North Carolina and Ohio. Accordingly, these land assets and related nonrecourse mortgage debt have been reclassified as held for sale on the Consolidated Balance Sheets at January 31, 2012. Held for sale assets are required to be recorded at fair value less cost to sell. As a result of our strategic decision to divest, we dramatically shortened the estimated holding periods of the land projects. This reduced estimate of future undiscounted cash flows was not sufficient to recover the carrying value of the assets, resulting in an impairment charge of $115,654,000 during the year ended January 31, 2012.

In addition, we had impairments related to consolidated real estate assets that were disposed of during the periods presented. The following table summarizes our impairment of real estate included in discontinued operations.

	$00,000.00	$00,000.00	$00,000.00	$00,000.00
		Years Ended January 31,
		2012	2011	2010
		(in thousands)
250 Huron (Office Building)	Cleveland, Ohio	$10,257	$2,040	$-
Simi Valley Town Center (Regional Mall)	Simi Valley, California	-	76,962	-
Investment in triple net lease retail property	Pueblo, Colorado	-	2,641	-
Saddle Rock Village (Specialty Retail Center)	Aurora, Colorado	-	-	13,179
Two Sterling Glen supported-living apartment communities	Great Neck,
New York and Glen Cove, New York		-	-	9,775
101 San Fernando (Apartment Community)	San Jose, California	-	-	4,440
		$10,257	$81,643	$27,394

In 2008, 250 Huron, an office building located in Cleveland, Ohio was vacated by its single tenant, which occupied the entire building. A lease termination payment received by us was placed into escrow for the purpose of servicing the nonrecourse mortgage debt until new tenants for the building could be obtained. During 2010, we entered into an option to sell the building at a sales price that was below the carrying value, resulting in an impairment charge of $2,040,000 during the year ended January 31, 2011. Unable to obtain the necessary lender approval for the purchaser to assume the nonrecourse mortgage debt, the option to sell expired in August 2011. Subsequently, we received a notice of default from the loan servicer. As a result, we no longer intended to hold the property long term and dramatically shortened its estimated holding period. This reduced estimate of future undiscounted cash flows was not sufficient to recover the carrying value of the asset, resulting in an impairment charge of $10,257,000 during the year ended January 31, 2012. The impairment, which was recorded prior to the ultimate disposition, resulted in the carrying value of the real estate being less than the nonrecourse mortgage. During December 2011, the lender sold the nonrecourse mortgage debt to a third party with whom we entered into negotiations to transfer the property to in full satisfaction of the outstanding nonrecourse mortgage debt balance. During January 2012, we transferred the property to the new nonrecourse mortgage debt holder in full satisfaction of the debt. As a result, upon disposition, we recorded a gain on disposition of $9,428,000 for the year ended January 31, 2012. Upon disposition, we reclassified all revenues and expenses, as well as the gain to discontinued operations.

Occupancy levels and estimated future cash flows were significantly decreasing during 2010 at Simi Valley Town Center, a regional mall located in Simi Valley, California, due to the consolidation of two anchor stores at the property, greater competition than originally anticipated and the general economic downturn. We had ongoing discussions with the mortgage lender regarding the performance of the property and the expectation that it would be unable to generate sufficient cash flow to cover the debt service of the nonrecourse mortgage note. During the year ended January 31, 2011, the mortgage lender determined it wanted to exit the investment by selling the nonrecourse mortgage note and we agreed to transfer the property to the purchaser of the nonrecourse mortgage upon a sale. Based on these events and changes in circumstances, we dramatically shortened our estimated asset holding period. As a result, estimated future undiscounted cash flows were not sufficient to recover the carrying value and the asset was recorded at its estimated fair value resulting in an impairment charge of $76,962,000 during the year ended January 31, 2011. The impairment, which was recorded prior to the ultimate disposition in December 2010, resulted in the carrying value of the real estate being less than the nonrecourse mortgage. As a result, upon disposition, we recorded a gain of $46,802,000 for the year ended January 31, 2011. Upon disposition, we reclassified all revenues and expenses, as well as the gain to discontinued operations.

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

Impairment of Unconsolidated Entities

We review our portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate that our carrying value in the investments may be in excess of fair value. An equity method investment’s value is impaired if management’s estimate of its fair value is less than the carrying value and the difference is deemed to be other-than-temporary. In order to arrive at the estimates of fair value, we use varying assumptions that may include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type. For newly opened properties, assumptions also include the timing of initial lease up at the property and tenant improvements. In the event the initial lease up assumptions differ from actual results, estimated future discounted cash flows may vary resulting in impairment charges in future periods.

The following table summarizes our impairment of unconsolidated entities.

	$0000000	$0000000	$0000000	$0000000
		Years Ended January 31,
		2012	2011	2010
		(in thousands)
Equity method investments in land entities	Various	$41,902	$-	$-
Specialty Retail Centers:
Village at Gulfstream Park	Hallandale Beach, Florida	35,674	35,000	-
Metreon	San Francisco, California	-	4,595	-
Commercial land and development rights	Cleveland, Ohio	4,610	-	-
Four Museum Park properties at Central Station	Chicago, Illinois	-	18,311	-
Office Buildings:
818 Mission Street	San Francisco, California	-	4,018	-
Bulletin Building	San Francisco, California	-	3,543	-
Millender Center	Detroit, Michigan	-	-	10,317
Pittsburgh Peripheral (Commercial Group Land Project)	Pittsburgh, Pennsylvania	-	-	7,217
Uptown Apartments	Oakland, California	-	-	6,781
Classic Residence by Hyatt (Supported-Living Apartments)	Yonkers, New York	-	-	3,152
Other		-	6,992	8,889
		$82,186	$72,459	$36,356

As mentioned earlier, we have made a strategic decision to divest of portions of our Land Development Group, which includes 18 land development projects accounted for on the equity method. During the customary due diligence in arriving at the strategic decision, we had in-depth interactions with industry consultants, brokers and other land owners. Based on the due diligence, it was apparent that land values for the residential housing market continued to deteriorate in the fourth quarter of 2011, specifically in the southwestern United States. We revised our assumptions used to arrive at the estimate of fair value, including future discounted cash flows, comparable sales prices and market discount rates by geographic region. As a result, we recorded an impairment charge of $41,902,000 during the year ended January 31, 2012.

The impairments recorded during the years ended January 31, 2012 and 2011 at Village at Gulfstream Park, a specialty retail center in Hallandale Beach, Florida represent other-than-temporary impairments in our equity method investment. The specialty retail center was fully opened in February 2010 and was leased during the general economic downturn which resulted in a longer initial lease up period than originally projected and increased rent concessions to the existing tenant base. Based on these conditions, management revised its estimate of future discounted cash flows, which are a key component in estimating fair value, resulting in an impairment charge of $35,000,000 during the year ended January 31, 2011. During the year ended January 31, 2012, the general economic conditions continued to negatively impact the operating results at the specialty retail center. The specialty retail center has continued to experience a slower than anticipated lease-up period and has not reached the expected level of cash flows used in previous estimates of fair value. Based on these conditions, management revised its estimate of future discounted cash flows downward. As a result, our equity method investment was recorded at its estimated fair value, resulting in an additional impairment charge of $35,674,000 during the year ended January 31, 2012.

The impairments recorded during the year ended January 31, 2011 at Central Station, a mixed-use land development project in Chicago, Illinois represent other-than-temporary impairments in our investments of four unconsolidated entities which hold investments in certain condominium buildings. Due to the continued price deterioration of the Chicago condominium market, we made a strategic business decision during the year ended January 31, 2011 to rent some of the condominium units. This decision combined with other changes in circumstances resulted in a reduction of estimated discounted cash flows expected from these entities which are a key component in the associated fair value estimates. As a result, the investments in the unconsolidated entities were recorded at these reduced estimated fair values as of January 31, 2011, resulting in the impairment charges during the year ended January 31, 2011.

Write-Off of Abandoned Development Projects

On a quarterly basis, we review each project under development to determine whether it is probable the project will be developed. If we determine that the project will not be developed, project costs are written off as an abandoned development project cost. We abandon certain projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or third party challenges related to entitlements or public financing. We wrote off abandoned development projects of $8,838,000, $9,195,000 and $20,739,000 for the years ended January 31, 2012, 2011 and 2010, respectively, which were recorded in operating expenses.

In addition, included in equity in earnings of unconsolidated entities are write-offs of $3,045,000 and $304,000 for the years ended January 31, 2011 and 2010, respectively, which represent our proportionate share of write-offs of abandoned development projects of equity method investments. We had no write-offs of abandoned development projects related to unconsolidated entities for the year ended January 31, 2012.

Depreciation and Amortization

We recorded depreciation and amortization expense of $218,601,000, $234,728,000 and $256,606,000 for the years ended January 31, 2012, 2011 and 2010, respectively, which is a decrease of $16,127,000, or 6.9%, and $21,878,000, or 8.5%, compared to the same periods in the prior years. The decrease for the year ended January 31, 2012 compared to the prior year is primarily attributable to the disposition of partial interests in rental properties, the largest of which related to 15 retail properties during the first quarter of 2011, partially offset by new property openings. The decrease for the year ended January 31, 2011 compared to the prior year is primarily attributable to the deconsolidation of nine entities due to the adoption of new consolidation accounting guidance and the disposition of partial interests in three residential and seven commercial rental properties offset by new property openings.

Net Gain (Loss) on Disposition of Partial Interests in Rental Properties and Other Investment

The net gain (loss) on disposition of partial interests in rental properties and other investment is comprised of the following:

	$00000000	$00000000	$00000000
	Years Ended January 31,
	2012	2011	2010
	(in thousands)
New York Retail Joint Venture	$9,561	$-	$-
Stonecrest Mall Joint Venture	5,849	-	-
Annex building adjacent to the Dallas Wilson Building	2,255	-	-
University Park Joint Venture	-	176,192	-
The Nets	-	55,112	-
Bernstein Joint Venture	-	29,342	-
Other transaction costs	-	(2,656)	-
	$17,665	$257,990	$-

See Note L - Net Gain (Loss) on Disposition of Partial Interests in Rental Properties and Other Investment in the Notes to Consolidated Financial statements in Item 8 of this Form 10-K for additional information.

Discontinued Operations

See Note T - Discontinued Operations and Gain (Loss) on Disposition of Rental Properties in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for detailed information.

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

Our principal sources of funds are cash provided by operations, including land sales, our bank revolving credit facility, nonrecourse mortgage debt and notes payable, dispositions of operating properties or development projects through sales or equity joint ventures, proceeds from the issuance of senior notes, proceeds from the issuance of common or preferred equity and other financing arrangements. We have consistently disposed of properties in an effort to recycle capital and reposition our portfolio. Over the last ten years, we have generated cash proceeds from sales and/or disposition of partial interests in rental properties that averaged in excess of $100,000,000 per year. Given the diversity of our portfolio by market and product type, we believe that the market for property dispositions at some level will continue to be available. The current market should allow us to continue our ongoing strategy to recycle capital and reposition the portfolio through property dispositions.

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

Despite the decrease in development activities, we intend to complete all projects that are under construction. We continue to make progress on certain other pre-development projects primarily located in core markets. The cash we believe is required to fund our equity in projects under construction and development plus any cash necessary to extend or paydown our 2012 debt maturities is anticipated to exceed our cash from operations. As a result, we intend to extend maturing debt or repay it with net proceeds from property sales, equity joint ventures or future debt or equity financing.

During the year ended January 31, 2012, we were successful in closing several transactions that improved our liquidity, strengthened our Balance Sheet and addressed certain near term maturities of our debt.

•

We successfully entered into a Third Amended and Restated Credit Agreement and a Third Amended and Restated Guaranty of Payment of Debt (collectively, the “Credit Facility”) which fixed our total available borrowings at $450,000,000 while removing the provision to reduce this maximum for specified external capital raising events. The Credit Facility matures on March 30, 2014 and provides for one 12-month extension option, subject to certain conditions and replaces a previous facility that was set to expire February 1, 2012. Although both the new and previous facilities bear interest at LIBOR plus 3.75%, the LIBOR floor under the new Credit Facility was reduced from 200 basis points to 100 basis points. The Credit Facility removes the previous prohibition on paying common stock dividends, subject to a specified limitation. As amended on July 13, 2011, this limitation allows us to utilize up to $24,000,000 during any four consecutive fiscal quarter periods for either common stock dividends or common stock repurchases and required a portion of the proceeds from the issuance of our 2018 Senior Notes to be used to retire certain debt, as discussed below.

•

In July 2011, we issued $350,000,000 of our 2018 Senior Notes in a private placement (the “Issuance”). As required by our Credit Facility, 75% of the net proceeds ($254,531,000) were required to be used to retire debt no later than 180 days subsequent to the closing of such Issuance, subject to an additional 90 day extension provided certain terms of the amendment are met. During the three months ended October 31, 2011, using the proceeds from this Issuance, we made paydowns on selected nonrecourse mortgage debt, including properties specifically discussed below, in a continued effort to address near to mid-term debt maturities. In addition, the remaining $46,891,000 of our Puttable Equity-Linked Senior Notes due 2011 matured and were paid in full during the year ended January 31, 2012. As of January 31, 2012, the requirement has been met and no further reserve for retirement of debt is required.

•

We generated significant net proceeds from property sales and equity joint ventures of $353,243,000, the majority of which relates to new joint ventures formed with an outside partner for equity interests in 15 retail properties located in the New York City metropolitan area (see the “Net Gain on Disposition of Partial Interest in Rental Properties and Other Investment” section of the MD&A) and the sale of Waterfront Station – East 4th & West 4th Buildings (see the “Discontinued Operations” section of the MD&A). This liquidity will be used to fund our equity requirements in our development projects and extend or paydown near term debt maturities.

•

During May 2011, we continued to address future liquidity needs related to our near to mid-term senior unsecured notes and deleverage our Balance Sheet, by entering into separate, privately negotiated exchange agreements whereby we exchanged $40,000,000 in aggregate principal of our 2016 Senior Notes for 3,444,293 shares of Class A common stock. This transaction strengthened our Balance Sheet by converting senior recourse debt with a 2016 maturity date with permanent equity.

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

As of January 31, 2012 we had $1,334,090,000 of nonrecourse mortgage financings with scheduled maturities during the fiscal year ending January 31, 2013, of which $93,883,000 represents regularly scheduled amortization payments. Subsequent to January 31, 2012, we have addressed $161,232,000 of these maturities, through closed transactions, commitments and/or automatic extensions. We also have extension options available on $669,022,000 of these 2012 maturities, all of which require some predefined condition in order to qualify for the extension, such as meeting or exceeding leasing hurdles, loan to value ratios or debt service coverage requirements. We cannot give assurance that the defined hurdles or milestones will be achieved to qualify for these extensions. We are currently in negotiations to refinance and/or extend the remaining $409,953,000 of nonrecourse debt scheduled to mature during the year ended January 31, 2013. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings.

We have two nonrecourse mortgages amounting to $80,382,000 that are in default as of January 31, 2012 and are included in 2012 nonrecourse mortgage financings due during the fiscal year ended January 31, 2013. During 2011, the lender commenced foreclosure proceedings on one of these nonrecourse mortgages with a balance of $73,500,000. Upon the actual disposition of the asset securing the nonrecourse mortgage, we will be relieved of any payment obligation under the nonrecourse mortgage and will recognize a gain for the excess of the carrying value of the mortgage over the fair value of the asset disposed. We are actively negotiating with the lender on a $6,882,000 nonrecourse mortgage loan to resolve the mortgage default, although there is no assurance that the negotiations will be successful. If we are unable to successfully negotiate an extension, the lender could commence foreclosure proceedings and we could lose the real estate asset’s carrying value. The loss of either of these properties would not have a significant impact to our financial condition, cash flows or liquidity.

As of January 31, 2012, we had two nonrecourse mortgages greater than five percent of our total nonrecourse mortgage debt and notes payable. The mortgages, encumbering New York Times, an office building in Manhattan, New York and Westchester’s Ridge Hill, have outstanding balances of $640,000,000 and $487,727,000, respectively, at January 31, 2012.

As of January 31, 2012, our share of nonrecourse mortgage debt and notes payable recorded on our unconsolidated subsidiaries amounted to $2,306,465,000 of which $207,659,000 ($25,515,000 represents scheduled principal payments) was scheduled to mature during the year ending January 31, 2013. Negotiations are ongoing on the 2012 maturities, but we cannot give assurance that we will obtain these financings on favorable terms or at all.

Two of our joint ventures accounted for under the equity method of accounting have nonrecourse mortgages that are past due or in default at January 31, 2012 (our proportional share of these mortgages is $5,829,000). If we go into default and are unable to negotiate an extension or otherwise cure the default, the lenders could commence foreclosure proceedings. The carrying value of our investments in the joint ventures was $-0- at January 31, 2012.

Financial Covenants

The Company’s Credit Facility and indenture dated May 19, 2003 (“2003 Indenture”) contain certain restrictive financial covenants. A summary of the key financial covenants as defined in each agreement, all of which the Company is compliant with at January 31, 2012, follows:

	Requirement Per Agreement	As of January 31, 2012

	(dollars in thousands)
Credit Facility Financial Covenants

Debt Service Coverage Ratio	1.35x	1.93x
Cash Flow Coverage Ratio	2.50x	3.86x
Total Development Ratio	<17%	10.64%
Minimum Consolidated Shareholders’ Equity, as defined	$2,320,175	$3,505,097

2003 Indenture Financial Covenants (1)

Ratio of Consolidated EBITDA to Interest	>1.30x	1.82x
Minimum Net Worth, as defined	$999,434	$4,061,179

(1)

Violation of these financial covenants alone would not automatically cause the notes issued under the 2003 Indenture to become due and payable, but would prevent the Company from incurring or permitting a subsidiary from incurring additional debt, as defined in the 2003 Indenture, unless otherwise permitted by the 2003 Indenture.

Bank Revolving Credit Facility

The following table summarizes available credit on the Credit Facility:

	January 31,

	2012	2011

	(in thousands)
Maximum borrowings	$450,000	$470,336
Less outstanding balances and reserves:
Borrowings	-	137,152
Letters of credit	69,389	63,418
Surety bonds	-	-
Reserve for retirement of indebtedness	-	46,891

Available credit	$380,611	$222,875

See Note G – Bank Revolving Credit Facility in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Senior and Subordinated Debt

The following table summarizes our senior and subordinated debt:

	January 31,

	2012	2011

	(in thousands)
Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011, net of discount	$-	$45,480
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	199,132	198,806
7.625% Senior Notes due 2015	178,253	178,253
5.000% Convertible Senior Notes due 2016	50,000	90,000
6.500% Senior Notes due 2017	132,144	132,144
4.250% Convertible Senior Notes due 2018	350,000	-
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	1,009,529	744,683

Subordinated Debt:
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Senior and Subordinated Debt	$1,038,529	$773,683

See Note H – Senior and Subordinated Debt in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

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

We are actively working to refinance and/or extend the maturities of the nonrecourse debt that is coming due in the next 24 months. During the year ended January 31, 2012, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancings	$339,154
Construction and development projects (1)	347,237
Loan extensions/additional fundings	535,411

$1,221,802

(1)	Represents the full amount available to be drawn on the loans.

Cash Flows

Operating Activities

Net cash provided by operating activities was $298,763,000, $267,247,000 and $420,329,000 for the years ended January 31, 2012, 2011 and 2010, respectively. The increase in net cash provided by operating activities for the year ended January 31, 2012, compared to the year ended January 31, 2011, of $31,516,000 and the decrease in net cash provided by operating activities for the year ended January 31, 2011, compared to the year ended January 31, 2010, of $153,082,000 are the result of the following (in thousands):

	Years Ended January 31,

	2012 vs. 2011	2011 vs. 2010

Decrease in rents and other revenues received	$(93,373)	$(85,924)
Decrease in interest and other income received	(40,620)	(18,304)
Increase in cash distributions from unconsolidated entities	12,597	7,032
Increase in proceeds from land sales-Land Development Group	8,961	11,405
Increase in proceeds from land sales-Commercial Group	20,694	5,269
Increase in land development expenditures	(256)	(17,340)
Decrease (increase) in operating expenditures	38,078	(39,835)
Decrease (increase) in restricted cash and escrowed funds used for operating purposes	27,347	(26,784)
Decrease in interest paid	58,088	11,399

Net increase (decrease) in cash provided by operating activities	$31,516	$(153,082)

Investing Activities

Net cash used in investing activities was $440,197,000, $847,049,000 and $1,153,946,000 for the years ended January 31, 2012, 2011 and 2010, respectively. The net cash used in investing activities consisted of the following:

	$00000000	$00000000	$00000000
	Years Ended January 31,

	2012	2011	2010

	(in thousands)
Capital expenditures:
Projects under construction or development:
Barclays Center, a sports arena complex under construction in Brooklyn, New York (1)	$(249,139)	$(123,046)	$-
Westchester’s Ridge Hill, a regional mall in Yonkers, New York	(159,370)	(118,213)	(184,165)
Atlantic Yards, a mixed-use development project in Brooklyn, New York	(111,752)	(127,780)	(18,702)
8 Spruce Street, an unconsolidated mixed-use residential project in Manhattan, New York (2)	(47,583)	(133,272)	(216,152)
Waterfront Station-East 4th & West 4th Buildings, office buildings in Washington, D.C.	(9,967)	(10,541)	(115,438)
DKLB BKLN, an unconsolidated apartment building in Brooklyn, New York (2)	(359)	(21,285)	(82,155)
Village at Gulfstream Park, an unconsolidated specialty retail center in Hallandale Beach, Florida (2)	-	-	(69,729)
Other	(130,412)	(119,037)	(174,222)

Total projects under construction or development (3)	(708,582)	(653,174)	(860,563)

Operating properties:
Commercial Segment	(12,759)	(21,189)	(41,221)
Residential Segment	(13,351)	(9,998)	(11,616)
Other	(1,193)	(111)	(277)

Total operating properties	(27,303)	(31,298)	(53,114)

Tenant improvements:
Commercial Segment	(24,496)	(38,686)	(28,932)

Total capital expenditures	$(760,381)	$(723,158)	$(942,609)

Payment of lease procurement costs (4)	(22,907)	(20,387)	(13,153)

(Increase) decrease in other assets	(14,489)	(57,226)	2,373

Decrease (increase) in restricted cash used for investing purposes:
Barclays Center, a sports arena complex under construction in Brooklyn, New York (1)	$143,615	$(132,542)	$-
8 Spruce Street, an unconsolidated mixed-use residential project in Manhattan, New York (2)	49,665	(68,485)	(17,085)
Foundry Lofts, an apartment community in Washington, D.C.	26,286	(31,677)	-
John Hopkins Parking Garage, in East Baltimore, Maryland	14,350	-	-
Westchester’s Ridge Hill, a regional mall in Yonkers, New York	3,898	(20,637)	-
DKLB BKLN, an unconsolidated apartment building in Brooklyn, New York (2)	571	19,817	(1,958)
Atlantic Yards, a mixed-use development project in Brooklyn, New York	(118,967)	(23,465)	(141,642)
John Hopkins-855 North Wolfe Street, an office building in East Baltimore, Maryland	(21,417)	-	-
Hamel Mill Lofts, an apartment community in Haverhill, Massachusetts	(7,060)	(1,723)	(1,730)
Sky55, an apartment complex in Chicago, Illinois	(6,783)	-	-
Collateral returned (posted) for a forward swap on East River Plaza, an unconsolidated retail project in Manhattan, New York	-	22,930	(378)
Village at Gulfstream Park, an unconsolidated specialty retail center in Hallandale Beach, Florida (2)	-	-	17,103
Collateral returned for a TRS on Sterling Glen of Rye Brook, a supported-living community in Rye Brook, New York	-	-	12,500
Other	5,999	(13,242)	861

Total decrease (increase) in restricted cash used for investing purposes	$90,157	$(249,024)	$(132,329)

Proceeds from disposition of full or partial interests in rental properties and other investments:
Disposition of partial interests in 15 retail properties in the New York metropolitan area	$166,510	$-	$-
Waterfront Station-East 4th & West 4th Buildings, office buildings in Washington, D.C.	126,123	-	-
Ritz-Carlton, a hotel in Cleveland, Ohio	31,006	-	-
Development project in Washington, D.C.	19,348	-	-
Charleston Marriott, a hotel in Charleston, West Virginia	7,480	-	-
Disposition of annex building adjacent to the Dallas Wilson Building, an apartment building in Dallas, Texas	2,776	-	-
Disposition of partial interests in seven buildings in our University Park project in Cambridge, Massachusetts	-	139,457	-
Disposition of partial interests in three apartment communities in the Washington D.C. metropolitan area	-	28,922	-
101 San Fernando, an apartment community in San Jose, California	-	20,534	-
Investment in triple net lease retail property	-	1,676	-
Saddle Rock Village, a specialty retail center in Aurora, Colorado	-	756	-
Grand Avenue, a specialty retail center in Queens, New York	-	-	9,042
Four Sterling Glen supported-living communities	-	-	2,872
Proceeds from a note receivable related to disposition of Lumber Group	-	-	1,172

Total proceeds from disposition of full or partial interests in rental properties and other investments	$353,243	$191,345	$13,086

Investing Activities (continued)

	$00000000	$00000000	$00000000
	Years Ended January 31,

	2012	2011	2010

	(in thousands)
Change in investments in and advances to unconsolidated entities—(investment in) or return of investment:
Dispositions:
Metropolitan Lofts, an unconsolidated apartment community in Los Angeles, California	$12,590	$-	$-
Metreon, an unconsolidated specialty retail center in San Francisco, California	-	17,882	-
Millender Center, (hotel, parking, office and retail) in Detroit, Michigan	-	14,130	-
Classic Residence by Hyatt, three unconsolidated supported-living communities in Teaneck, New Jersey,
Chevy Chase, Maryland and Yonkers, New York	-	-	30,101
Residential Projects:
8 Spruce Street, an unconsolidated mixed-use residential project under construction in Manhattan, New York (2)	(62,467)	-	-
DKLB BKLN, an unconsolidated apartment community in Brooklyn, New York (2)	(11,894)	-	-
An unconsolidated residential development project in Boston, Massachusetts	(6,217)	-	-
Uptown Apartments, an unconsolidated apartment community in Oakland, California	(2,650)	(3,497)	(4,239)
Bayside Village, primarily refinancing proceeds from an unconsolidated apartment community in San Francisco	-	-	18,819
Autumn Ridge, primarily refinancing proceeds from an unconsolidated senior housing apartment community in Sterling Heights, Michigan	-	4,886	-
The Grand, Lenox Club and Lenox Park, primarily proceeds from additional financing at the unconsolidated entity that owns these apartment communities located in the Washington D.C. area	-	4,000	-
Plymouth Square, primarily refinancing proceeds from an unconsolidated senior housing apartment community in Detroit, Michigan	-	3,467	-
Cambridge Towers, primarily refinancing proceeds from an unconsolidated senior housing apartment community in Detroit, Michigan	-	3,453	-
St. Mary's Villa, primarily refinancing proceeds from an unconsolidated senior housing apartment community in Newark, New Jersey	-	-	4,830
The Nets, a National Basketball Association member	(22,978)	-	(45,000)
Commercial Projects:
Queens Place, primarily refinancing proceeds from an unconsolidated specialty retail center in Queens, New York	12,600	-	-
65/80 Landsdowne Street, primarily refinancing proceeds from an unconsolidated office building in Cambridge, Massachusetts	12,059	-	-
Village at Gulfstream Park, an unconsolidated specialty retail center in Hallandale Beach, Florida (2)	(11,600)	(10,445)	-
818 Mission Street, an unconsolidated office building in San Francisco, California	(4,455)	-	-
Liberty Center, contribution for the repayment of debt at an unconsolidated office building in Pittsburgh, Pennsylvania	-	(4,300)	-
East River Plaza, an unconsolidated specialty retail center in Manhattan, New York	-	-	(20,978)
Barclays Center, a sports arena complex under construction in Brooklyn, New York (1)	-	-	(18,590)
Land Development:
Woodforest, an unconsolidated project in Houston, Texas	-	(3,850)	-
Gladden Farms II, an unconsolidated project in Marana, Arizona	-	-	(6,312)
Return of temporary advances from various Commercial Group properties to implement uniform portfolio cash management process	-	(9,527)	(28,100)
Other net advances of investment of equity method investments and other advances to affiliates	(808)	(4,798)	(11,845)

Subtotal	$(85,820)	$11,401	$(81,314)

Net cash used in investing activities	$(449,978)	$(847,049)	$(1,153,946)

(1)

This project changed from the equity method of accounting to full consolidation during the year ended January 31, 2010 due to the adoption of new accounting guidance for the consolidation of VIEs. Changes in investments in and advances to unconsolidated entities represent activity prior to the change to full method of accounting while capital expenditures and changes in restricted cash represent activity after the change to full method of accounting.

(2)

8 Spruce Street and DKLB BKLN changed from the full consolidation method of accounting to equity method of accounting during the year ended January 31, 2012 due to recapitalization transactions. Village at Gulfstream Park changed from the full consolidation method of accounting to equity method of accounting during the year ended January 31, 2011 due to the adoption of new accounting guidance for the consolidation of VIEs. Capital expenditures and changes in restricted cash represent activity prior to the change to equity method of accounting while changes in investments in and advances to unconsolidated entities represent activity subsequent to the change to equity method of accounting.

(3)

We capitalized internal costs related to projects under construction and development of $50,739, $56,514 and $50,877, including compensation related costs of $41,278, $47,703 and $40,964 for the years ended January 31, 2012, 2011 and 2010, respectively. Total capitalized internal costs represent approximately 6.59%, 7.81% and 5.40% of total capital expenditures for the years ended January 31, 2012, 2011 and 2010, respectively.

(4)

We capitalized internal costs related to leasing activities of $6,839, $5,481 and $6,995, including compensation related costs of $5,493, $4,129 and $5,045 for the years ended January 31, 2012, 2011 and 2010, respectively.

Financing Activities

Net cash provided by financing activities was $165,548,000, $521,769,000 and $717,717,000 for the years ended January 31, 2012, 2011 and 2010, respectively. The net cash provided by financing activities consisted of the following:

	$0000000	$0000000	$0000000
	Years Ended January 31,

	2012	2011	2010

	(in thousands)

Proceeds from nonrecourse mortgage debt and notes payable	$695,449	$658,833	$770,972
Principal payments on nonrecourse mortgage debt and notes payable	(572,584)	(321,629)	(260,294)
Borrowings on bank revolving credit facility	464,575	876,052	844,000
Payments on bank revolving credit facility	(601,727)	(822,416)	(1,125,984)
Payment of Puttable Equity-Linked Senior Notes due 2011	(39,407)	-	-
Payment of subordinated debt	-	-	(20,400)
Proceeds from issuance of Convertible Senior Notes due 2018, net of $10,625 of issuance costs	339,375	-	-
Payment of transaction costs related to exchanges of Convertible Senior Notes due 2016 for Class A common stock	(3,200)	-	-
Purchase of senior notes due 2011 and 2017	-	(16,569)	-
Proceeds received from partial termination of Convertible Senior Notes hedge	-	1,869	-
Proceeds from Puttable Equity-Linked Senior Notes due 2014, net of $2,803 of issuance costs and discount	-	-	29,764
Proceeds from Convertible Senior Notes due 2016, net of $6,838 of issuance costs	-	-	193,162
Payment for Convertible Senior Notes hedge transaction	-	-	(15,900)
Payment of deferred financing costs	(14,923)	(36,745)	(32,756)
Change in restricted cash and escrowed funds and book overdrafts	(1,578)	(1,322)	(4,251)
Proceeds from issuance of Series A preferred stock, net of $5,544 of issuance costs	-	44,456	-
Payment for equity call hedge related to the issuance of Series A preferred stock	-	(17,556)	-
Dividends paid to preferred shareholders	(15,400)	(11,807)	-
Sale of common stock, net	-	-	329,917
Purchase of treasury stock	(1,670)	(786)	(133)
Exercise of stock options	195	2,621	128
Contributions from redeemable noncontrolling interest	-	181,909	-
Contributions from noncontrolling interests	6,087	5,636	21,831
Distributions to noncontrolling interests	(89,644)	(20,777)	(12,339)

Net cash provided by financing activities	$165,548	$521,769	$717,717

CLASS A COMMON UNITS

We and certain of our affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of ours, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) on August 14, 2006. Pursuant to the Master Contribution Agreement, on November 8, 2006, we issued Class A Common Units (“Units”) in a jointly-owned limited liability company to the BCR Entities in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. We accounted for the issuance of the Units in exchange for the noncontrolling interests under the purchase method of accounting. The Units may be exchanged for one of the following forms of consideration at our sole discretion: (i) an equal number of shares of our Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of our Class A common stock. We have no rights to redeem or repurchase the Units. At January 31, 2012 and 2011, 3,646,755 Units were outstanding. The carrying value of the Units of $186,021,000 is included as noncontrolling interests at January 31, 2012 and 2011.

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

In accordance with the terms of the Tax Protection Agreement, we paid the BCR Entities $1,074,000 and $1,695,000 for tax indemnification during the years ended January 31, 2012 and 2011.

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

COMMITMENTS AND CONTINGENCIES

See Note P – Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for detailed information.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2012, we are subject to certain contractual obligations, some of which are off-balance sheet, as described in the table below:

	$000000000	$000000000	$000000000	$000000000	$000000000	$000000000	$000000000
	Payments Due by Period
	January 31,
	Total	2013	2014	2015	2016	2017	Thereafter

	(in thousands)
Long-Term Debt:
Nonrecourse mortgage debt and notes payable(1)	$5,659,523	$1,334,090	$787,769	$316,194	$346,610	$420,946	$2,453,914
Share of nonrecourse mortgage debt and notes payable of unconsolidated entities	2,306,465	207,659	246,128	272,980	153,966	376,624	1,049,108
Bank revolving credit facility (2)	-	-	-	-	-	-	-
Senior and subordinated debt	1,038,529	-	29,000	199,132	178,253	50,000	582,144
Interest payments on long-term debt	2,663,843	449,486	384,873	322,975	282,518	242,493	981,498
Preferred stock dividends (3)	77,000	15,400	15,400	15,400	15,400	15,400	-
Operating leases	107,026	6,333	5,605	4,700	4,648	4,720	81,020
Share of operating leases of unconsolidated entities	546,996	11,000	11,049	10,992	11,121	11,440	491,394
Construction contracts	326,770	318,925	7,003	238	211	217	176
Military housing construction contracts (4)	316,683	133,279	117,553	50,429	15,422	-	-
Other (5)	73,580	37,196	33,648	1,576	941	193	26

Total Contractual Obligations	$13,116,415	$2,513,368	$1,638,028	$1,194,616	$1,009,090	$1,122,033	$5,639,280

(1)

We have a substantial amount of nonrecourse mortgage debt, the details of which are further described within Item 7A. Quantitative and Qualitative Disclosures About Market Risk. We are contractually obligated to pay the interest and principal when due on these mortgages. Because we utilize mortgage debt as one of our primary sources of capital, the balances and terms of the mortgages, and therefore the estimate of future contractual obligations including interest payments, are subject to frequent changes due to property dispositions, mortgage refinancings, changes in variable interest rates and new mortgage debt in connection with property additions.

(2)	The Credit Facility matures on March 30, 2014.

(3)

These amounts represent dividends that we are obligated to declare and pay on our 7.0% Series A cumulative perpetual convertible preferred stock. For purposes of this table, we assume that all preferred stock is converted into Class A common stock on January 31, 2017.

(4)

These amounts represent funds that we are obligated to pay under various construction contracts related to our military housing projects where we act as the construction manager. These obligations are primarily reimbursable costs from the respective projects and a corresponding account receivable is recorded when the costs are incurred.

(5)

These amounts represent funds that we are legally obligated to pay under various service contracts, employment contracts and licenses over the next several years as well as unrecognized tax benefits. These contracts are typically greater than one year and either do not contain a cancellation clause or cannot be terminated without substantial penalty. We have several service contracts with vendors related to our property management including maintenance, landscaping, security and phone service. In addition, we have other service contacts that we enter into during our normal course of business which extend beyond one year and are based on usage including snow plowing, answering services, copier maintenance and cycle painting. As we are unable to predict the usage variables, these contracts have been excluded from our summary of contractual obligations at January 31, 2012.

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

NEW ACCOUNTING GUIDANCE

The following accounting pronouncements were adopted during the year ended January 31, 2012:

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

The following new accounting pronouncements will be adopted on their respective required effective dates:

In December 2011, the FASB issued an amendment to the accounting guidance on derecognition of in substance real estate. This guidance specifies that when a parent company (reporting entity) ceases to have a controlling financial interest (as described in the accounting guidance on Consolidation) in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance on property, plant and equipment to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. This guidance is effective for annual and interim reporting periods beginning on or after June 15, 2012. Early adoption is permitted. As this guidance is transactional based, we cannot estimate its impact on our consolidated financial statements.

In December 2011, the FASB issued an amendment to the accounting guidance on the presentation of the balance sheet. This guidance requires entities to disclose both gross information and net information on both instruments and transactions eligible for offset on the balance sheets and instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013. Early adoption is not permitted. We do not expect the adoption of the guidance to have a material impact on our consolidated financial statements.

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

In June 2011, the FASB issued an amendment to the accounting guidance for the presentation of comprehensive income. This guidance provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, this guidance requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued guidance which defers the new presentation requirements for reclassification adjustments of items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance, except for the indefinitely deferred guidance on the new presentation requirements for reclassification adjustments, is effective for annual and interim reporting periods beginning after December 15, 2011. Early adoption is permitted. We do not expect the adoption of this accounting guidance to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued amendments to the accounting guidance on fair value measurement and disclosure requirements. This guidance results in common fair value measurement and disclosure requirements for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and International Financial Reporting Standards. As a result, this guidance changes the wording used to describe many of the existing requirements for measuring fair value and for disclosing information about fair value measurements, but for many requirements the intent is not to change the existing application. Some of the guidance clarifies the FASB’s intent about the application of existing fair value measurement requirements or may change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2011. Early adoption is not permitted. We do not expect the adoption of the guidance to have a material impact on our consolidated financial statements.

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

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-K and other factors that might cause differences, some of which could be material, include, but are not limited to, the impact of current lending and capital market conditions on our liquidity, ability to finance or refinance projects and repay our debt, the impact of the current economic environment on the ownership, development and management of our real estate portfolio, general real estate investment and development risks, vacancies in our properties, the strategic decision to reposition or divest portions of our land business, further downturns in the housing market, competition, illiquidity of real estate investments, bankruptcy or defaults of tenants, anchor store consolidations or closings, international activities, the impact of terrorist acts, risks associated with an investment in a professional sports team, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our credit facility and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, the impact of credit rating downgrades, effects of uninsured or underinsured losses, effects of a downgrade or failure of our insurance carriers, environmental liabilities, conflicts of interest, risks associated with the sale of tax credits, risks associated with developing and managing properties in partnership with others, the ability to maintain effective internal controls, compliance with governmental regulations, increased legislative and regulatory scrutiny of the financial services industry, volatility in the market price of our publicly traded securities, inflation risks, litigation risks, cybersecurity risks and cyber incidents, as well as other risks listed from time to time in our reports filed with the Securities and Exchange Commission. We have no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our market risk includes the increased difficulty or inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity (see the “Lending and Capital Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt” section of Item 1A. Risk Factors). We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At January 31, 2012, our outstanding variable-rate debt consisted of $1,802,629,000 of taxable debt and $437,209,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. With the volatility of the capital markets, we may not be able to procure long-term fixed-rate financing and periodically must pursue extending maturities with existing lenders at current market terms. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.

Interest Rate Exposure

At January 31, 2012, the composition of nonrecourse debt was as follows:

	Operating Properties	Development Projects	Land Projects	Total	Total Weighted Average Rate

	(dollars in thousands)

Fixed Rate	$3,008,293	$406,619	$4,773	$3,419,685	5.65%
Variable Rate
Taxable	1,378,585	409,733	14,311	1,802,629	4.76%
Tax-Exempt	421,434	-	15,775	437,209	1.55%

	$4,808,312	$816,352	$34,859	$5,659,523	5.05%

Total gross commitment from lenders		$1,338,181	$35,058

To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:

Taxable (Priced off of LIBOR Index)

	Caps		Swaps
Period Covered	Notional Amount	Average Base Rate	Notional Amount	Average Base Rate
	(dollars in thousands)

02/01/12-02/01/13	$243,582	3.36%	$897,193	4.33%
02/01/13-02/01/14	13,826	6.55	998,139	4.02
02/01/14-02/01/15	12,317	6.50	652,496	5.44
02/01/15-02/01/16	-	-	651,810	5.45
02/01/16-09/01/17	-	-	640,000	5.50

Tax-Exempt (Priced off of SIFMA Index)

	Caps
Period Covered	Notional Amount	Average Base Rate
	(dollars in thousands)

02/01/12-02/01/13	$174,094	5.83%
02/01/13-02/01/14	161,379	5.82
02/01/14-01/02/15	118,655	5.81
The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 2.67% and has never exceeded 8.00%.

Forward Swaps

We enter into forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, we intend to simultaneously terminate the forward swap associated with that financing. At January 31, 2012, we had no forward swaps outstanding.

Sensitivity Analysis to Changes in Interest Rates

Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of January 31, 2012, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $11,321,000 at January 31, 2012. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $6,789,000 at January 31, 2012. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.

From time to time, we and/or certain of our joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At January 31, 2012 the SIFMA rate was 0.08%. Additionally, we and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowing, resulting in minimal financial impact to us and/or the Joint Ventures. At January 31, 2012, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $270,757,000. The underlying TRS borrowings are subject to a fair value adjustment. In addition, we have TRS with a notional amount of $172,063,000 that is not designated as fair value hedging instruments, but is subject to interest rate risk.

We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At January 31, 2012 and 2011, we reported interest rate caps and floors at fair value of approximately $13,000 and $195,000, respectively, in other assets. We also included interest rate swap agreements and TRS with positive fair values of approximately $11,391,000 and $4,661,000 at January 31, 2012 and 2011, respectively, in other assets. At January 31, 2012 and 2011, we included interest rate swap agreements and TRS that had a negative fair value of approximately $174,020,000 and $156,587,000, respectively, in accounts payable, accrued expenses and other liabilities.

We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. Based on these parameters, the table below contains the estimated fair value of our long-term debt at January 31, 2012.

	Carrying Value	Fair Value	Fair Value with 100 bp Decrease in Market Rates

	(in thousands)

Fixed Rate Debt	$ 4,458,214	$ 4,719,636	$ 5,006,004
Variable Rate Debt
Taxable	1,802,629	1,911,665	1,982,080
Tax-Exempt	437,209	430,197	491,790

Total Variable Rate Debt	$ 2,239,838	$ 2,341,862	$ 2,473,870

Total Long-Term Debt	$ 6,698,052	$ 7,061,498	$ 7,479,874

The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

January 31, 2012

	Expected Maturity Date
	Year Ending January 31,
Long-Term Debt	2013	2014	2015	2016	2017	Period Thereafter	Total Outstanding 1/31/12	Fair Market Value 1/31/12
	(dollars in thousands)

Fixed:
Fixed-rate debt	$294,235	$602,745	$291,315	$346,320	$420,637	$1,464,433	$3,419,685	$3,737,890
Weighted average interest rate	5.96%	6.46%	6.04%	5.57%	5.75%	5.16%	5.65%

Senior & subordinated debt (1)	-	29,000 (4)	199,132 (3)	178,253	50,000	582,144	1,038,529	981,746
Weighted average interest rate	- %	7.88%	3.63%	7.63%	5.00%	5.30%	5.43%
Total Fixed-Rate Debt	294,235	631,745	490,447	524,573	470,637	2,046,577	4,458,214	4,719,636

Variable:
Variable-rate debt	1,039,618	93,969	24,607	-	-	644,435	1,802,629	1,911,665
Weighted average interest rate(2)	3.53%	6.59%	3.85%	- %	- %	6.52%	4.76%

Tax-exempt	237	91,055	272	290	309	345,046	437,209	430,197
Weighted average interest rate(2)	1.58%	2.56%	1.58%	1.58%	1.58%	1.29%	1.55%

Bank revolving credit facility (1)	-	-	-	-	-	-	-	-
Weighted average interest rate	- %	- %	- %	- %	- %	- %	- %
Total Variable-Rate Debt	1,039,855	185,024	24,879	290	309	989,481	2,239,838	2,341,862

Total Long-Term Debt	$1,334,090	$816,769	$515,326	$524,863	$470,946	$3,036,058	$6,698,052	$7,061,498

Weighted average interest rate	4.06%	6.09%	5.00%	6.27%	5.67%	5.03%	5.11%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of January 31, 2012.

(3)	Contains the principal amount of the puttable equity-linked senior notes due 2014 less the unamortized discount of $868 as of January 31, 2012.

(4)	The mandatory tender date of the custodial receipts, which represent ownership in the bonds, was used for the expected maturity date in lieu of the maturity date on the face of the bonds.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

January 31, 2011

	Expected Maturity Date
	Year Ending January 31,
Long-Term Debt	2012	2013	2014	2015	2016	Period Thereafter	Total Outstanding 1/31/11	Fair Market Value 1/31/11
	(dollars in thousands)

Fixed:
Fixed-rate debt	$280,274	$345,211	$855,352	$462,257	$361,758	$1,570,594	$3,875,446	$4,087,103
Weighted average interest rate	6.77%	6.10%	6.56%	5.96%	5.59%	5.75%	6.04%

Senior & subordinated debt (1)	45,480 (3)	-	29,000 (5)	198,806 (4)	178,253	322,144	773,683	715,625
Weighted average interest rate	3.63%	- %	7.88%	3.63%	7.63%	6.35%	5.84%
Total Fixed-Rate Debt	325,754	345,211	884,352	661,063	540,011	1,892,738	4,649,129	4,802,728

Variable:
Variable-rate debt	798,146	1,064,953	46,411	12,414	-	640,220	2,562,144	2,617,433
Weighted average interest rate(2)	3.80%	3.38%	6.05%	1.46%	- %	7.18%	4.50%

Tax-exempt	132,430	204,616	91,565	815	869	339,333	769,628	764,981
Weighted average interest rate(2)	2.63%	2.52%	2.78%	3.79%	3.79%	1.42%	2.09%

Bank revolving credit facility (1)	-	137,152	-	-	-	-	137,152	137,152
Weighted average interest rate(2)	- %	5.75%	- %	- %	- %	- %	5.75%
Total Variable-Rate Debt	930,576	1,406,721	137,976	13,229	869	979,553	3,468,924	3,519,566

Total Long-Term Debt	$1,256,330	$1,751,932	$1,022,328	$674,292	$540,880	$2,872,291	$8,118,053	$8,322,294

Weighted average interest rate	4.33%	4.00%	6.24%	5.19%	6.26%	5.62%	5.16%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of January 31, 2011.

(3)	Represents the principal amount of the puttable equity-linked senior notes due 2011 of $46,891 less the unamortized discount of $1,411 as of January 31, 2011, as adjusted for the adoption of accounting guidance for convertible debt instruments. This unamortized discount is accreted through interest expense, which resulted in an effective interest rate of 7.51%.

(4)	Contains the principal amount of the puttable equity-linked senior notes due 2014 less the unamortized discount of $1,194 as of January 31, 2011.

(5)	The mandatory tender date of the custodial receipts, which represent ownership in the bonds, was used for the expected maturity date in lieu of the maturity date on the face of the bonds.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	82
Consolidated Balance Sheets	83
Consolidated Statements of Operations	84
Consolidated Statements of Comprehensive Income (Loss)	85
Consolidated Statements of Equity	86
Consolidated Statements of Cash Flows	87
Notes to Consolidated Financial Statements	90

Supplementary Data:
Quarterly Consolidated Financial Data (Unaudited)	140

Financial Statement Schedules:
Schedule II – Valuation and Qualifying Accounts	150
Schedule III – Real Estate and Accumulated Depreciation	151

All other schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

of Forest City Enterprises, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows present fairly, in all material respects, the financial position of Forest City Enterprises, Inc. and subsidiaries at January 31, 2012 and January 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

April 2, 2012

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Balance Sheets

	January 31,
	2012	2011

	(in thousands)

Assets
Real Estate
Completed rental properties	$7,183,448	$8,215,425
Projects under construction and development	2,328,979	2,706,235
Land held for development and sale	77,298	244,879

Total Real Estate	9,589,725	11,166,539
Less accumulated depreciation	(1,526,503)	(1,614,399)

Real Estate, net – (variable interest entities $2,103.8 and $2,627.8 million, respectively)	8,063,222	9,552,140

Cash and equivalents – (variable interest entities $17.8 million and $24.7 million, respectively)	217,486	193,372
Restricted cash and escrowed funds – (variable interest entities $348.1 million and $471.4 million, respectively)	542,566	720,180
Notes and accounts receivable, net	406,244	403,101
Investments in and advances to unconsolidated entities	609,079	431,509
Other assets – (variable interest entities $130.8 million and $166.8 million, respectively)	608,541	759,399
Land held for divestiture	57,145	—

Total Assets	$10,504,283	$12,059,701

Liabilities and Equity
Liabilities
Mortgage debt and notes payable, nonrecourse – (variable interest entities $1,122.0 million and $1,879.0 million, respectively)	$5,640,439	$7,207,218
Bank revolving credit facility	—	137,152
Senior and subordinated debt – (variable interest entities $29.0 million, as of each period)	1,038,529	773,683
Accounts payable, accrued expenses and other liabilities – (variable interest entities $171.0 million and $150.2 million, respectively)	1,112,462	1,051,256
Cash distributions and losses in excess of investments in unconsolidated entities	279,708	290,492
Deferred income taxes	433,040	498,811
Mortgage debt and notes payable, nonrecourse of land held for divestiture	19,084	—

Total Liabilities	8,523,262	9,958,612

Redeemable Noncontrolling Interest	229,149	226,829

Commitments and Contingencies	—	—

Equity
Shareholders’ Equity
Preferred stock—7.0% Series A cumulative perpetual convertible, without par value, $50 liquidation preference; 6,400,000 shares authorized; 4,399,998 shares issued and outstanding, respectively	220,000	220,000
Preferred stock – without par value; 13,600,000 shares authorized, no shares issued	—	—
Common stock – $.33 1/3 par value Class A, 371,000,000 shares authorized, 148,336,178 and 144,251,634 shares issued and 148,227,849 and 144,230,310 shares outstanding, respectively	49,445	48,084
Class B, convertible, 56,000,000 shares authorized, 20,934,335 and 21,218,753 shares issued and outstanding, respectively; 26,257,961 issuable	6,978	7,073

Total common stock	56,423	55,157
Additional paid-in capital	740,988	689,004
Retained earnings	571,989	673,875
Less treasury stock, at cost; 108,329 and 21,324 Class A shares, respectively	(1,874)	(259)

Shareholders' equity before accumulated other comprehensive loss	1,587,526	1,637,777
Accumulated other comprehensive loss	(120,460)	(94,429)

Total Shareholders’ Equity	1,467,066	1,543,348
Noncontrolling interest	284,806	330,912

Total Equity	1,751,872	1,874,260

Total Liabilities and Equity	$10,504,283	$12,059,701

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Operations

	$00,000,000.00	$00,000,000.00	$00,000,000.00
	Years Ended January 31,
	2012	2011	2010
	(in thousands, except per share data)

Revenues from real estate operations	$1,089,977	$1,117,649	$1,193,970

Expenses
Operating expenses	668,959	647,199	664,988
Depreciation and amortization	218,601	234,728	256,606
Impairment of real estate	119,324	4,763	8,907
	1,006,884	886,690	930,501

Interest expense	(261,037)	(309,766)	(342,859)
Amortization of mortgage procurement costs	(11,812)	(11,484)	(13,653)
Gain (loss) on extinguishment of debt	9,590	(21,035)	36,569

Interest and other income	52,114	52,818	53,945
Net gain on disposition of partial interests in rental properties and other investment	17,665	257,990	-

Earnings (loss) before income taxes	(110,387)	199,482	(2,529)

Income tax expense (benefit)
Current	(9,300)	602	7,647
Deferred	(55,044)	69,524	(17,787)
	(64,344)	70,126	(10,140)

Equity in earnings of unconsolidated entities	21,147	42,265	21,303
Impairment of unconsolidated entities	(82,186)	(72,459)	(36,356)

Earnings (loss) from continuing operations	(107,082)	99,162	(7,442)

Discontinued operations, net of tax:
Operating earnings from rental properties	992	4,007	342
Impairment of real estate	(6,279)	(49,980)	(16,770)
Gain on disposition of rental properties	111,801	32,209	2,784
Gain on disposition of Lumber Group	-	-	718

	106,514	(13,764)	(12,926)

Net earnings (loss)	(568)	85,398	(20,368)

Noncontrolling interests
Earnings from continuing operations attributable to noncontrolling interests	(2,736)	(19,222)	(6,766)
(Earnings) loss from discontinued operations attributable to noncontrolling interests	(83,182)	(8,128)	156
	(85,918)	(27,350)	(6,610)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	(86,486)	58,048	(26,978)
Preferred dividends	(15,400)	(11,807)	-
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(101,886)	$46,241	$(26,978)

Basic earnings (loss) per common share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	$(0.74)	$0.42	$(0.10)
Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc. common shareholders	0.13	(0.13)	(0.09)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(0.61)	$0.29	$(0.19)

Diluted earnings (loss) per common share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	$(0.74)	$0.43	$(0.10)
Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc. common shareholders	0.13	(0.13)	(0.09)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(0.61)	$0.30	$(0.19)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	$0000000	$0000000	$0000000
	Years Ended January 31,
	2012	2011	2010
	(in thousands)

Net earnings (loss)	$(568)	$85,398	$(20,368)

Other comprehensive income (loss), net of tax:

Unrealized net gains (losses) on investment securities	25	(18)	(187)

Foreign currency translation adjustments	(26)	(30)	474

Unrealized net gains (losses) on interest rate derivative contracts	(24,980)	(7,178)	20,291

Total other comprehensive income (loss), net of tax	(24,981)	(7,226)	20,578

Comprehensive income (loss)	(25,549)	78,172	210

Comprehensive income attributable to noncontrolling interest	(86,968)	(27,287)	(6,933)

Total comprehensive income (loss) attributable to Forest City Enterprises, Inc.	$(112,517)	$50,885	$(6,723)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Equity

	$0000000	$0000000	$0000000	$0000000	$0000000	$0000000	$0000000	$0000000	$0000000	$0000000	$0000000	$0000000	$0000000
	Preferred Stock		Common Stock				Additional				Accumulated Other
	Series A		Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interest	Total
	(in thousands)
Balances at January 31, 2009, as previously reported	—	$—	80,082	$26,694	22,798	$7,599	$267,796	$643,724	2	$(21)	$(107,521)	$337,828	$1,176,099
Allowance for projects under development revision (See Note A)								10,888					10,888
Balances at January 31, 2009, as adjusted	—	$—	80,082	$26,694	22,798	$7,599	$267,796	$654,612	2	$(21)	$(107,521)	$337,828	$1,186,987
Net loss								(26,978)				6,610	(20,368)
Other comprehensive loss, net of tax											20,255	323	20,578
Issuance of Class A common shares in equity offering			52,325	17,442			312,475						329,917
Purchase of treasury stock									26	(133)			(133)
Conversion of Class B to Class A shares			282	94	(282)	(94)							-
Exercise of stock options			15	5			123						128
Exchange of Puttable Equity-Linked Senior Notes due 2011							(17,490)						(17,490)
Purchase of Convertible Senior Note hedge, net of tax							(9,734)						(9,734)
Restricted stock vested			132	44			(44)						-
Stock-based compensation							16,738						16,738
Excess income tax deficiency from stock based compensation							(2,068)						(2,068)
Acquisition of partners' noncontrolling interest in consolidated subsidiary							3,393					(3,393)	-
Contributions from noncontrolling interests												21,831	21,831
Distributions to noncontrolling interests												(12,339)	(12,339)
Change to full consolidation method of accounting for a subsidiary												5,010	5,010
Other changes in noncontrolling interests												344	344
Balances at January 31, 2010	—	$—	132,836	$44,279	22,516	$7,505	$571,189	$627,634	28	$(154)	$(87,266)	$356,214	$1,519,401
Cumulative effect of adoption of new consolidation accounting guidance												(74,034)	(74,034)
Net earnings, net of $1,925 attributable to redeemable noncontrolling interest								58,048				29,275	87,323
Other comprehensive loss, net of tax											(7,163)	(63)	(7,226)
Purchase of treasury stock									54	(786)			(786)
Conversion of Class B to Class A shares			1,297	432	(1,297)	(432)							-
Issuance of Class A shares in exchange for Convertible Senior Notes			9,774	3,258			133,186						136,444
Proceeds received from partial termination of Convertible Senior Notes hedge							1,869						1,869
Issuance of Series A preferred stock for cash	1,000	50,000					(5,544)						44,456
Issuance of Series A preferred stock in exchange for Senior Notes	3,400	170,000					(2,342)						167,658
Purchase of equity call hedge related to issuance of preferred stock							(17,556)						(17,556)
Preferred stock dividends								(11,807)					(11,807)
Exercise of stock options			123	41			1,899		(61)	681			2,621
Purchase of Puttable Equity-Linked Senior Notes due 2011							7						7
Restricted stock vested			222	74			(74)						-
Stock-based compensation							14,931						14,931
Excess income tax deficiency from stock-based compensation							(2,216)						(2,216)
Redeemable noncontrolling interest adjustment							(6,845)						(6,845)
Acquisition of partner's noncontrolling interest in consolidated subsidiary							500					(500)	-
Contributions from noncontrolling interests												18,136	18,136
Distributions to noncontrolling interests												(20,777)	(20,777)
Change to equity method of accounting due to disposition of partial interests in rental properties												23,493	23,493
Other changes in noncontrolling interests												(832)	(832)
Balances at January 31, 2011	4,400	$220,000	144,252	$48,084	21,219	$7,073	$689,004	$673,875	21	$(259)	$(94,429)	$330,912	$1,874,260
Net earnings, net of $4,567 attributable to redeemable noncontrolling interest								(86,486)				90,485	3,999
Other comprehensive loss, net of tax											(26,031)	1,050	(24,981)
Purchase of treasury stock									90	(1,670)			(1,670)
Conversion of Class B to Class A shares			284	95	(284)	(95)							-
Issuance of Class A shares in exchange for Convertible Senior Notes due 2016			3,444	1,148			47,594						48,742
Restricted stock vested			343	114			(114)						-
Exercise of stock options			13	4			136		(3)	55			195
Preferred stock dividends								(15,400)					(15,400)
Stock-based compensation							12,585						12,585
Excess income tax deficiency from stock-based compensation							(812)						(812)
Redeemable noncontrolling interest adjustment							(6,887)						(6,887)
Acquisition of partners' noncontrolling interest in consolidated subsidiaries							(518)					(20,435)	(20,953)
Contributions from noncontrolling interests												6,087	6,087
Distributions to noncontrolling interests												(89,644)	(89,644)
Change to equity method of accounting for subsidiaries												(33,598)	(33,598)
Other changes in noncontrolling interests												(51)	(51)
Balances at January 31, 2012	4,400	$220,000	148,336	$49,445	20,935	$6,978	$740,988	$571,989	108	$(1,874)	$(120,460)	$284,806	$1,751,872

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	$00000000	$00000000	$00000000
	Years Ended January 31,
	2012	2011	2010
	(in thousands)

Net earnings (loss)	$(568)	$85,398	$(20,368)
Depreciation and amortization	218,601	234,728	256,606
Amortization of mortgage procurement costs	11,812	11,484	13,653
Impairment of real estate	119,324	4,763	8,907
Impairment of unconsolidated entities	82,186	72,459	36,356
Write-off of abandoned development projects	8,838	9,195	20,739
(Gain) loss on extinguishment of debt	(9,590)	21,035	(36,569)
Net gain on disposition of partial interests in rental properties and other investment	(17,665)	(257,990)	-
Deferred income tax expense (benefit)	(55,044)	69,524	(17,787)
Equity in earnings of unconsolidated entities	(21,147)	(42,265)	(21,303)
Stock-based compensation expense	7,650	7,969	7,509
Amortization and mark-to-market adjustments of derivative instruments	2,279	3,606	4,106
Non-cash interest expense related to Puttable Equity-Linked Senior Notes	1,737	1,858	6,917
Cash distributions from operations of unconsolidated entities	59,399	46,802	39,770
Discontinued operations:
Depreciation and amortization	4,339	13,289	12,149
Amortization of mortgage procurement costs	762	2,127	371
Impairment of real estate	10,257	81,643	27,394
Write-off of abandoned development projects	-	-	676
Deferred income tax expense (benefit)	6,536	(15,002)	(6,705)
Gain on disposition of rental properties and Lumber Group	(133,554)	(51,303)	(5,720)
Cost of sales of land included in projects under construction and development and completed rental properties	10,820	18,490	35,607
Increase in land held for development and sale	(11,860)	(14,973)	(6,861)
Decrease in notes and accounts receivable	3,575	7,595	12,912
(Increase) decrease in other assets	(11,433)	15,415	15,566
Increase in restricted cash and escrowed funds used for operating purposes	(4,354)	(31,701)	(4,917)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	15,863	(26,899)	41,321

Net cash provided by operating activities	$298,763	$267,247	$420,329

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	$00000000	$00000000	$00000000
	Years Ended January 31,
	2012	2011	2010
	(in thousands)

Cash Flows from Investing Activities
Capital expenditures	$(760,381)	$(723,158)	$(942,609)
Payment of lease procurement costs	(22,907)	(20,387)	(13,153)
(Increase) decrease in other assets	(14,489)	(57,226)	2,373
Decrease (increase) in restricted cash and escrowed funds used for investing purposes	90,157	(249,024)	(132,329)
Proceeds from disposition of full or partial interests in rental properties and other investments	353,243	191,345	13,086
(Increase) decrease in investments in and advances to unconsolidated entities	(85,820)	11,401	(81,314)

Net cash used in investing activities	(440,197)	(847,049)	(1,153,946)

Cash Flows from Financing Activities
Proceeds from nonrecourse mortgage debt and notes payable	695,449	658,833	770,972
Principal payments on nonrecourse mortgage debt and notes payable	(572,584)	(321,629)	(260,294)
Borrowings on bank revolving credit facility	464,575	876,052	844,000
Payments on bank revolving credit facility	(601,727)	(822,416)	(1,125,984)
Payment of Puttable Equity-Linked Senior Notes due 2011	(39,407)	-	-
Payment of subordinated debt	-	-	(20,400)
Proceeds from issuance of Convertible Senior Notes due 2018, net of $10,625 of issuance costs	339,375	-	-
Payment of transaction costs related to exchanges of Convertible Senior Notes due 2016 for Class A common stock	(3,200)	-	-
Purchase of senior notes due 2011 and 2017	-	(16,569)	-
Proceeds received from partial termination of Convertible Senior Notes hedge	-	1,869	-
Proceeds from Puttable Equity-Linked Senior Notes due 2014, net of $2,803 of issuance costs and discount	-	-	29,764
Proceeds from Convertible Senior Notes due 2016, net of $6,838 of issuance costs	-	-	193,162
Payment for Convertible Senior Notes hedge transaction	-	-	(15,900)
Payment of deferred financing costs	(14,923)	(36,745)	(32,756)
Change in restricted cash and escrowed funds and book overdrafts	(1,578)	(1,322)	(4,251)
Proceeds from issuance of Series A preferred stock, net of $5,544 of issuance costs	-	44,456	-
Payment for equity call hedge related to the issuance of Series A preferred stock	-	(17,556)	-
Dividends paid to preferred shareholders	(15,400)	(11,807)	-
Sale of common stock, net	-	-	329,917
Purchase of treasury stock	(1,670)	(786)	(133)
Exercise of stock options	195	2,621	128
Contributions from redeemable noncontrolling interest	-	181,909	-
Contributions from noncontrolling interests	6,087	5,636	21,831
Distributions to noncontrolling interests	(89,644)	(20,777)	(12,339)

Net cash provided by financing activities	165,548	521,769	717,717

Net increase (decrease) in cash and equivalents	24,114	(58,033)	(15,900)

Cash and equivalents at beginning of period	193,372	251,405	267,305

Cash and equivalents at end of period	$217,486	$193,372	$251,405

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Supplemental Non-Cash Disclosures:

The following table represents a summary of non-cash transactions primarily as a result of changes in consolidation methods due to the occurrence of certain triggering events including, but not limited to, dispositions of partial interests of rental properties and other recapitalization transactions. In addition, there were multiple changes in consolidation methods upon adoption of new accounting guidance for the consolidation of variable interest entities during the year ended January 31, 2011. Other non-cash transactions included in the table include, the effect of various transactions involving the exchange of a portion of the Company’s senior notes for (i) new issuances of Senior Notes, (ii) shares of the Company’s Class A common stock or (iii) shares of the Company’s Series A Preferred Stock, acquisitions of partners noncontrolling interests, dispositions of properties whereby the nonrecourse mortgage debt is assumed by the buyer, the change in construction payables, the reclassification prior to sale of outlot land parcels from projects under construction and development or completed rental properties to land held for sale and the capitalization of stock-based compensation granted to employees directly involved with the development and construction of real estate.

	$000000000	$000000000	$000000000
	Years Ended January 31,
	2012	2011	2010
	(in thousands)

Operating activities
Increase in land held for development and sale	$(1,399)	$(31,599)	$(50,740)
Decrease in notes and accounts receivable	16,785	22,560	10,842
Decrease in other assets	155,458	80,953	46,620
Decrease (increase) in restricted cash and escrowed funds	149,586	(1,953)	(142)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	14,188	(111,940)	(97,233)
Total effect on operating activities	$334,618	$(41,979)	$(90,653)

Investing activities
Decrease in projects under construction and development	$429,690	$32,816	$108,000
Decrease in completed rental properties	1,230,710	667,495	68,003
(Increase) decrease in investments in and advances to unconsolidated entities	(298,492)	111,644	12,789
Total effect on investing activities	$1,361,908	$811,955	$188,792

Financing activities
Decrease in nonrecourse mortgage debt and notes payable	$(1,648,245)	$(776,588)	$(112,379)
(Decrease) increase in senior and subordinated debt	(40,000)	(277,658)	11,414
Decrease in deferred tax liability	-	-	(6,218)
Increase in preferred stock	-	170,000	-
Increase in class A common stock	959	2,636	-
Increase in additional paid-in capital	36,904	102,939	7,427
Increase in redeemable noncontrolling interest	6,887	46,845	-
(Decrease) increase in noncontrolling interest	(53,031)	(38,150)	1,617
Total effect on financing activities	$(1,696,526)	$(769,976)	$(98,139)

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A. Summary of Significant Accounting Policies

Nature of Business

Forest City Enterprises, Inc. (the “Company”) principally engages in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. The Company operates through three strategic business units and five reportable segments. The three strategic business units/reportable segments are the Commercial Group, Residential Group and Land Development Group (collectively, the “Real Estate Groups”). The Commercial Group, the Company’s largest strategic business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group develops for-sale condominium projects and also owns interests in entities that develop and manage military family housing. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. As of January 31, 2012, the Board of Directors of the Company approved a strategic decision by senior management to reposition or divest significant portions of its Land Development Group and is actively reviewing alternatives to do so.

Corporate Activities and The Nets, a member of the National Basketball Association (“NBA”) in which the Company accounts for its investment on the equity method of accounting, are other reportable segments of the Company.

The Company has approximately $10.5 billion of consolidated assets in 28 states and the District of Columbia at January 31, 2012. The Company’s core markets include Boston, Chicago, Dallas, Denver, Los Angeles, New York, Philadelphia, the Greater San Francisco metropolitan area and the Greater Washington D.C. metropolitan area. The Company has offices in Albuquerque, Boston, Chicago, Dallas, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C., and the Company’s corporate headquarters in Cleveland, Ohio.

Revision of Prior Period Financial Statements

Historically, the Company wrote-off specific development projects when management determined it was probable the specific project would not be developed. In addition, the Company recorded an allowance for estimated project development write-offs for projects under development that had not yet been abandoned (the “Allowance”). In connection with the preparation of its financial statements for the year ended January 31, 2012, the Company has reconsidered the historical accounting policy related to the Allowance and has determined that recording the Allowance was not in accordance with ASC 970-360-40 (Real Estate – Abandonments) and concluded that the reserve should be removed (“Allowance Revision”). The Company assessed the materiality of this error on prior periods’ financial statements in accordance with ASC 250 (SEC’s Staff Accounting Bulletin No. 99, Materiality), and concluded that the error was not material to any prior annual or interim periods, but the cumulative adjustment necessary to remove the Allowance would be material if the correction was recorded during the year ended January 31, 2012. Accordingly, in accordance with ASC 250 (SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,”), the financial statements as of January 31, 2011 and the two years then ended, which are presented herein have been revised. The following are selected line items from our financial statements illustrating the affect of the error correction thereon:

	As Reported	Adjustment	As Revised
	(in thousands, except per share data)
Consolidated Balance Sheet as of January 31, 2011

Accounts payable, accrued expenses and other liabilities	$1,074,042	$(22,786)	$1,051,256
Deferred income taxes	489,974	8,837	498,811
Retained earnings	659,926	13,949	673,875

Consolidated Statement of Operations for the year ended January 31, 2011

Operating expenses	646,199	1,000	647,199
Deferred income tax expense (benefit)	69,912	(388)	69,524
Earnings (loss) from continuing operations	99,774	(612)	99,162
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	46,853	(612)	46,241
Basic earnings (loss) per common share from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	0.43	(0.01)	0.42

Consolidated Statement of Operations for the year ended January 31, 2010

Operating expenses	670,988	(6,000)	664,988
Deferred income tax expense (benefit)	(20,114)	2,327	(17,787)
Earnings (loss) from continuing operations	(11,115)	3,673	(7,442)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	(30,651)	3,673	(26,978)
Basic and diluted earnings (loss) per common share from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	(0.13)	0.03	(0.10)

The impact of the Allowance Revision also includes an understatement of $10,888,000 to retained earnings as of January 31, 2009.

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

The accounting guidance for consolidation of variable interest entities (“VIE”) requires an ongoing reassessment of determining whether a variable interest gives a company a controlling financial interest in a VIE. The Company continuously reassesses whether or not it has the (a) power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

The Company adopted the above accounting guidance for the consolidation of VIEs on February 1, 2010. As a result, the Company consolidated one previously unconsolidated entity in the Commercial Group, deconsolidated 9 entities (2 in the Commercial Group and 7 in the Residential Group) and recorded a $74,034,000 reduction to noncontrolling interest included in equity as a cumulative effect of adoption of new consolidation accounting guidance.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A. Summary of Significant Accounting Policies (continued)

Variable Interest Entities

The Company’s VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, hotels, land development and The Nets. As of January 31, 2012, the Company determined that it was the primary beneficiary of and therefore consolidated 33 VIEs representing 22 properties (18 VIEs representing 9 properties in the Residential Group, 13 VIEs representing 11 properties in the Commercial Group and 2 VIEs/properties in the Land Development Group). The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of January 31, 2012, the Company held variable interests in 60 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of its involvement with these unconsolidated VIEs is limited to the Company’s recorded investments in those VIEs totaling approximately $65,000,000 at January 31, 2012. In addition, the Company has also determined that it is the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 as of January 31, 2012 (see Note H – Senior and Subordinated Debt).

During the year ended January 31, 2012, the Company completed a recapitalization transaction at 8 Spruce Street, an apartment community in Manhattan, New York, whereby the existing noncontrolling partner converted its mezzanine debt to equity and the entity repaid other nonrecourse mortgage debt. Following the transaction, the Company determined the entity no longer qualified as a VIE. Based on the new equity structure, the amended partnership agreements and the substantive participating rights of the outside equity partner, the entity was deconsolidated during the year ended January 31, 2012. The impact of the deconsolidation of the VIE on the Consolidated Balance Sheets and parenthetical disclosures of the VIE balances were decreases of $744,999,000 to real estate, net, $4,588,000 to cash and equivalents, $66,882,000 to restricted cash and escrowed funds, $18,561,000 to other assets, $670,000,000 to nonrecourse mortgage debt and $35,009,000 to accounts payable, accrued expenses and other liabilities, offset by an increase to investments in and advances to affiliates of $130,021,000.

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

Reclassification

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation. $290,492,000 was reclassified from investments in and advances to unconsolidated entities to cash distributions and losses in excess of investments in unconsolidated entities in the Consolidated Balance Sheet as of January 31, 2011.

Fiscal Year

The years 2011, 2010 and 2009 refer to the fiscal years ended January 31, 2012, 2011 and 2010, respectively.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A. Summary of Significant Accounting Policies (continued)

Recognition of Revenue

Real Estate Sales – The specific timing of a sale transaction and recognition of profit is measured against various criteria in the real estate sales accounting guidance covering the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, the Company defers gain recognition and accounts for the transaction by applying the deposit, finance, installment or cost recovery methods, as appropriate.

Consolidated operating properties that have been sold or determined to be held for sale are reported as discontinued operations. The Company considers assets held for sale when the transaction has been approved by management and there are no significant contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing and, accordingly, the property is not identified as held for sale until the closing actually occurs. However, each potential sale is evaluated based on its separate facts and circumstances.

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

Military Housing Fee Revenues – Development fees related to military housing projects are earned based on a contractual percentage of the actual development costs incurred. Additional development incentive fees are recognized based upon successful completion of criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements.

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

Depreciation and amortization is generally computed on a straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings and certain first generation tenant allowances that are considered by management as a component of the building are primarily 50 years. Subsequent tenant improvements and those first generation tenant allowances not considered a component of the building are amortized over the life of the tenant’s lease. This estimated life is based on the length of time the asset is expected to generate positive operating cash flows. Actual events and circumstances can cause the life of the building and tenant improvement to be different than the estimates made. Additionally, lease terminations can affect the economic life of the tenant improvements.

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

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A. Summary of Significant Accounting Policies (continued)

A variety of costs are incurred in the development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves judgment. The Company’s capitalization policy on development properties is based on accounting guidance for the capitalization of interest cost and accounting guidance for costs and the initial rental operations of real estate properties. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on any portion substantially completed and occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the respective accounts and any resulting gains or losses are reported in the Consolidated Statements of Operations.

Termination Benefits

During the years ended January 31, 2012, 2011 and 2010, the Company’s workforce was reduced. The Company provided outplacement services to terminated employees and severance payments based on years of service and other defined criteria. Termination benefits expense (outplacement and severance) are included in operating expenses and reported in the Corporate Activities segment.

The activity in the accrued severance balance for termination costs is as follows:

$000000000
Total
(in thousands)

Accrued severance balance at January 31, 2009	$3,360

Termination benefits expense	8,720
Payments	(8,719)
Accrued severance balance at January 31, 2010	3,361

Termination benefits expense	5,325
Payments	(5,930)

Accrued severance balance at January 31, 2011	2,756

Termination benefits expense	5,652
Payments	(2,247)

Accrued severance balance at January 31, 2012	$6,161

Impairment of Real Estate

The Company reviews its real estate portfolio, including land held for development and sale, for impairment whenever events or changes indicate that its carrying value may not be recoverable. Impairment indicators include, but are not limited to, significant decreases in property net operating income, significant decreases in occupancy rates, the physical condition of the property and general economic conditions. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In addition, the undiscounted cash flows may consider a probability-weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated at the balance sheet date. Significant estimates are made in the determination of future undiscounted cash flows including future net operating income, estimated holding periods, risk of foreclosure and estimated cash proceeds received upon disposition of the asset. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property. Determining fair value of real estate, if required, also involves significant judgments and estimates including discount and capitalization rates. Changes to these estimates made by management could affect whether or not an impairment charge would be required and/or the amount of impairment charges recognized.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A. Summary of Significant Accounting Policies (continued)

Impairment of Unconsolidated Entities

The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate that its carrying value in the investments may be in excess of fair value. A loss in value of an equity method investment which is other-than-temporary is recognized as an impairment of unconsolidated entities. This determination is based upon the length of time elapsed, severity of decline, possible recovery period and other relevant facts. Determining fair value of a real estate investment and whether or not a loss is other-than-temporary involves significant judgments and estimates. Examples of these estimates include timing and amounts of expected cash flows, discount rates, capitalization rates, comparable sales data, among other things. Changes to these estimates made by management could affect whether or not an impairment charge would be required and/or the amount of impairment charges recognized.

Stock-Based Compensation

Stock-based compensation cost is measured at the date of grant and is based on the fair value of the equity award. The fair value of stock options is computed using the Black-Scholes option pricing model, which incorporates assumptions for risk-free rate, expected volatility, dividend yield, and expected life of the options. The fair value of restricted stock is equal to the closing price of the stock on the date of grant. The fair value cost of stock options and restricted stock, as adjusted for estimated forfeitures, is recognized over the requisite service period of the grantee using the straight-line attribution method. Cost recognition is accelerated if the grantee is retirement-eligible (as defined in the 1994 Stock Plan) or becomes retirement-eligible before the end of the nominal vesting period. The cost is recognized immediately if the grantee is retirement-eligible at the date of grant or on a straight-line basis over the period ending with the first anniversary from the date of grant when the individual becomes retirement-eligible. The fair value of performance shares is equal to the closing price of the underlying stock on the date of grant. The compensation cost is recognized on a straight-line basis over the related performance period if it is probable that the performance goals will be achieved.

Earnings Per Share

The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The Class A Common Units issued in exchange for Bruce C. Ratner’s noncontrolling interests in the Forest City Ratner Company portfolio in November 2006 (see Note U – Class A Common Units), which are reflected as noncontrolling interests in the Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Class A Common Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with the put or conversion of the Puttable Equity-Linked Senior Notes due 2014, Convertible Senior Notes due 2016, Convertible Senior Notes due 2018 and Series A preferred stock are included in the computation of diluted EPS using the if-converted method.

Acquisition of Rental Properties

Upon acquisition of a rental property, the purchase price of the property is allocated to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental revenues (or rental expense for ground leases in which the Company is the lessee) over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental revenues (or rental expense for ground leases in which the Company is the lessee) over the remaining non-cancelable terms of the respective leases, including any fixed-rate renewal periods that are probable of being exercised. For the Company’s below market lease and in-place lease intangibles that remain at January 31, 2012 and 2011, there were no fixed rate renewal periods associated with these leases that the Company deemed probable of renewal and included in the calculation of the intangible asset value or related amortization period.

Intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Company’s evaluation of each tenant’s lease and the Company’s overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to in-place leases, including leasing commissions, legal expenses and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective lease. The Company’s estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Company in this analysis include an estimate of the carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A. Summary of Significant Accounting Policies (continued)

expected lease-up periods, which primarily range from three to twelve months. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also uses the information obtained as a result of its pre-acquisition due diligence as part of considering any conditional asset retirement obligations, and when necessary, will record a conditional asset retirement obligation as part of its purchase price.

When calculating the estimated value to assign to a tenant relationship intangible asset, the Company estimates the likelihood that a lessee will execute a lease renewal and other factors relative to the relationship. In determining the likelihood of lease renewal, the Company utilizes a probability weighted model based on many factors. Other qualitative factors related to the relationship that we consider include, but are not limited to the nature and extent of the business relationship with the tenant, growth prospects for developing new business with the tenant and the tenant’s credit quality. The value of tenant relationship intangibles is amortized over the remaining initial lease term and expected renewals, but in no event longer than the remaining depreciable life of the building. The value of in-place leases is amortized over the remaining non-cancelable term of the respective leases and any fixed-rate renewal periods that are deemed probable.

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

Allowance for Doubtful Accounts and Reserves on Notes Receivable

The Company records allowances against its rent receivables from tenants and other receivables that it considers uncollectible. These allowances are based on management’s estimate of receivables that will not be realized from cash receipts in subsequent periods. The Company also maintains an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. The allowance against the straight-line rent receivable is based on historical experience with early lease terminations as well as specific review of significant tenants and tenants that are having known financial difficulties. There is a risk that the estimate of the expected activity of current tenants may not accurately reflect future events. If the estimate does not accurately reflect future tenant vacancies, the reserve for straight-line rent receivable may be over or understated by the actual tenant vacancies that occur.

The Company estimates the allowance for notes receivable based on its assessment of expected future cash flows estimated to be received with consideration given to any collateral of the respective note. If the estimate of expected future cash flows does not accurately reflect actual events, the reserve on notes receivable may be over or understated by the actual cash flows that occur.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A. Summary of Significant Accounting Policies (continued)

Investments in Unconsolidated Entities

The Company accounts for its investments in unconsolidated entities using the equity method of accounting whereby the cost of an investment is adjusted for the Company’s share of income or loss from the date of acquisition, increased for equity contributions made and reduced by distributions received. The income or loss for each unconsolidated entity is allocated in accordance with the provisions of the applicable operating agreements, which may differ from the ownership interest held by each investor. Certain of the Company’s investments in unconsolidated entities share of cumulative allocated losses and cash distributions received exceeds its cumulative allocated share of income and equity contributions. As a result, the carrying value of certain investments of unconsolidated entities is negative. Unconsolidated entities with negative carrying values are included in cash distributions and losses in excess of investments in unconsolidated entities in the Company’s Consolidated Balance Sheet. Differences between the Company’s carrying value of its investment on the unconsolidated entities and the Company’s underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets or liabilities, as applicable. The Company records income or loss in certain unconsolidated entities based on the distribution priorities, which may change upon the achievement of certain return thresholds.

As is customary within the real estate industry, the Company invests in certain projects through partnerships and limited liability entities. The Company may provide funding in excess of its legal ownership. Such fundings are typically interest-bearing or entitle the Company to a preference on and of such advances on property cash flows and are included in investments in and advances to unconsolidated entities.

Other Assets

Included in other assets are costs incurred in connection with obtaining financings which are deferred and amortized over the life of the related debt. Costs incurred in connection with leasing space to tenants are also included in other assets and are deferred and amortized using the straight-line method over the lives of the related leases.

Investments in securities classified as available-for-sale are reflected in other assets at market value with the unrealized gains or losses reflected as accumulated other comprehensive income (loss). Unrealized gains or losses were not material for any of the three years ending January 31, 2012, 2011 and 2010.

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

See Note D – Other Assets for additional information on intangible assets.

Accounts Payable, Accrued Expenses and Other Liabilities

At January 31, 2012 and 2011, accounts payable, accrued expenses and other liabilities include book overdrafts of $-0- and $10,371,000, respectively. The overdrafts are a result of the Company’s cash management program and represent checks issued but not yet presented to a bank for collection.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A. Summary of Significant Accounting Policies (continued)

Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”):

	January 31,

	2012	2011	2010

	(in thousands)

Unrealized losses on securities	$445	$485	$456
Unrealized losses on foreign currency translation	1,558	1,516	1,467
Unrealized losses on interest rate contracts(1)	194,928	153,432	141,764

	196,931	155,433	143,687
Noncontrolling interest and income tax benefit	(76,471)	(61,004)	(56,421)

Accumulated Other Comprehensive Loss	$120,460	$94,429	$87,266

(1)

Included in the amounts as of January 31, 2012, 2011 and 2010 are $143,303, $102,387 and $89,637, respectively, of unrealized losses on an interest rate swap associated with New York Times, an office building in Manhattan, New York, on its nonrecourse mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all-in lender interest rate of 6.40% (5.50% swap rate plus 0.90% lender spread) and expires in September 2017. Approximately $33,345 is expected to be reclassified from accumulated OCI to interest expense within the next twelve months.

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

The following table summarizes the fair value of nonrecourse mortgage debt and notes payable, bank revolving credit facility, senior and subordinated debt and nonrecourse mortgage debt and notes payable of land held for divestiture:

	January 31, 2012		January 31, 2011

	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)		(in thousands)

Fixed Rate Debt	$4,458,214	$4,719,636	$4,649,129	$4,802,728
Variable Rate Debt	2,239,838	2,341,862	3,468,924	3,519,566

Total	$6,698,052	$7,061,498	$8,118,053	$8,322,294

See Note J – Fair Value Measurements for fair values of other financial instruments.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A. Summary of Significant Accounting Policies (continued)

Historic and New Market Tax Credit Entities

The Company has certain investments in properties that have received, or the Company believes are entitled to receive, historic preservation tax credits on qualifying expenditures under Internal Revenue Code (“IRC”) section 47 and new market tax credits on qualifying investments in designated community development entities (“CDEs”) under IRC section 45D, as well as various state credit programs, including participation in the New York State Brownfield Tax Credit Program, which entitles the members to tax credits based on qualified expenditures at the time those qualified expenditures are placed in service. The Company typically enters into these investments with sophisticated financial investors. In exchange for the financial investors’ initial contribution into the investment, the financial investor is entitled to substantially all of the benefits derived from the tax credit, but generally has no material interest in the underlying economics of the property. Typically, these arrangements have put/call provisions (which range up to 7 years) whereby the Company may be obligated (or entitled) to repurchase the financial investors’ interest. The Company has consolidated each of these entities in its consolidated financial statements and has reflected these investor contributions as accounts payable, accrued expenses and other liabilities.

The Company guarantees the financial investor that in the event of a subsequent recapture by a taxing authority due to the Company’s noncompliance with applicable tax credit guidelines it will indemnify the financial investor for any recaptured tax credits. The Company initially records a liability for the cash received from the financial investor. The Company generally records income upon completion and certification of the qualifying development expenditures for historic tax credits and upon certification of the qualifying investments in designated CDEs for new market tax credits resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 7 years. Income related to the sale of tax credits of $27,296,000, $31,979,000 and $32,698,000 was recognized during the years ended January 31, 2012, 2011 and 2010, respectively, which was recorded in interest and other income.

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

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A. Summary of Significant Accounting Policies (continued)

New Accounting Guidance

The following accounting pronouncements were adopted during the year ended January 31, 2012:

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

The following new accounting pronouncements will be adopted on their respective required effective dates:

In December 2011, the FASB issued an amendment to the accounting guidance on derecognition of in substance real estate. This guidance specifies that when a parent company (reporting entity) ceases to have a controlling financial interest (as described in the accounting guidance on Consolidation) in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance on property, plant and equipment to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. This guidance is effective for annual and interim reporting periods beginning on or after June 15, 2012. Early adoption is permitted.

In December 2011, the FASB issued an amendment to the accounting guidance on the presentation of the balance sheet. This guidance requires entities to disclose both gross information and net information on both instruments and transactions eligible for offset on the balance sheets and instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013. Early adoption is not permitted. The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.

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

In June 2011, the FASB issued an amendment to the accounting guidance for the presentation of comprehensive income. This guidance provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, this guidance requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued guidance which defers the new presentation requirements for reclassification adjustments of items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance, except for the indefinitely deferred guidance on the new presentation requirements for reclassification adjustments, is effective for annual and interim reporting periods beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements.

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

B. Notes and Accounts Receivable, Net

The components of notes and accounts receivable, net are as follows:

	Years Ended January 31,

	2012	2011

	(dollars in thousands)

Straight-line rent from tenants	$136,486	$162,353
Military Housing, primarily reimbursable construction costs	37,830	38,151
Stapleton advances (see below)	82,920	64,065
Receivables from tenants	30,616	34,724
Other accounts receivable	98,402	81,989
Notes receivable	45,865	53,011

	432,119	434,293
Allowance for doubtful accounts	(25,875)	(31,192)

Notes and Accounts Receivable, Net	$406,244	$403,101

Weighted average interest rate on notes receivable	5.14%	5.34%

Notes receivable due within one year	$16,898	$18,330

Stapleton Advances

Stapleton Land, LLC has made certain interest-bearing advances to the Park Creek Metropolitan District (the “District”) for in-tract infrastructure. The advances are subordinate to the District’s senior and subordinated bonds (see Note F - Financing Arrangements). The Company recorded $6,439,000, $4,237,000 and $3,120,000 of interest income related to these advances for the years ended January 31, 2012, 2011 and 2010, respectively. The advances had a weighted average interest rate of 8.75% at January 31, 2012.

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

The following is a reconciliation of members’ and partners’ equity to the Company’s carrying value:

	January 31,

	2012	2011

	(in thousands)

Members’ and partners’ equity, as below	$945,129	$587,164
Equity of other members and partners	790,618	616,640

Company’s investment in partnerships	154,511	(29,476)
Basis differences(1)	79,913	76,634
Advances to and on behalf of affiliates	94,947	93,859

Total Investments in Unconsolidated Entities	$329,371	$141,017

Assets - Investments in and advances to unconsolidated entities	$609,079	$431,509
Liabilities - Cash distributions and losses in excess of investments in unconsolidated entities	(279,708)	(290,492)

Total Investments in Unconsolidated Entities	$329,371	$141,017

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

Summarized financial information for the equity method investments, including those shown separately later in this Note C, is as follows:

	(Combined 100%) January 31,
	2012	2011
	(in thousands)

Balance Sheet:
Real Estate
Completed rental properties	$7,287,539	$5,514,041
Projects under construction and development	287,738	174,106
Land held for development and sale (1)	224,224	272,930
Total Real Estate	7,799,501	5,961,077
Less accumulated depreciation	(1,257,091)	(944,968)
Real Estate, net	6,542,410	5,016,109
Cash and equivalents	149,702	109,246
Restricted cash - military housing bond funds	284,641	384,584
Other restricted cash and escrowed funds	274,201	206,778
Other assets	756,564	536,246
Operating property assets held for sale (3)	-	67,190
Total Assets	$8,007,518	$6,320,153
Mortgage debt and notes payable, nonrecourse (2)	$6,551,891	$5,301,900
Other liabilities	510,498	369,871
Liabilities of operating property held for sale (3)	-	61,218
Members’ and partners’ equity	945,129	587,164
Total Liabilities and Members’ and Partners’ Equity	$8,007,518	$6,320,153

(1)

The amount at January 31, 2012 includes $181,749 of land held by unconsolidated entities in which the Company is currently reviewing its options to divest its portion of land held by these unconsolidated entities.

(2)	The amount at January 31, 2012 includes $35,551 of mortgage debt and notes payable, nonrecourse related to the land held by the unconsolidated entities discussed in footnote (1).
(3)	Represents assets and liabilities of Metropolitan Lofts, an unconsolidated apartment community in Los Angeles, California, which was disposed of February 1, 2011.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

C. Investments in Unconsolidated Entities (continued)

	$0,000,00	$0,000,00	$0,000,00
	(Combined 100%) Years Ended January 31,
	2012	2011	2010
	(in thousands)

Operations:
Revenues	$1,051,766	$916,942	$818,875
Operating expenses	(573,060)	(529,975)	(528,408)
Interest expense including early extinguishment of debt	(323,667)	(264,548)	(217,131)
Impairment of real estate(1)	-	(1,457)	-
Depreciation and amortization	(203,319)	(167,731)	(145,097)
Interest and other income	14,757	15,782	13,129
Loss from continuing operations	$(33,523)	$(30,987)	$(58,632)
Discontinued operations:
Operating earnings (loss) from rental properties	-	1,842	(2,007)
Gain on disposition of rental properties (2)	-	28,289	-
Discontinued operations subtotal	-	30,131	(2,007)
Net loss (pre-tax)	$(33,523)	$(856)	$(60,639)
Company’s portion of net earnings (loss) (pre-tax)	8,580	42,352	(28,458)
Impairment of investments in unconsolidated entities(1)	(82,186)	(71,716)	(36,356)
Gain (loss) on disposition of equity method investments(2)	12,567	(830)	49,761
Net loss (pre-tax) from unconsolidated entities	$(61,039)	$(30,194)	$(15,053)

(1)	The following tables show the detail of the impairments noted above:

	$000,000,0000	$000,000,0000	$000,000,0000	$000,000,0000
		Years Ended January 31,
		2012	2011	2010
		(in thousands)
Impairment of real estate:
Old Stone Crossing at Caldwell Creek (Mixed-Use Land Development)	Charlotte, North Carolina	$-	$1,457	$-
Company’s portion of impairment of real estate		$-	$743	$-
Impairment of investments in unconsolidated entities:
Equity method investments in land entities	Various	$41,902	$-	$-
Specialty Retail Centers:
Village at Gulfstream Park	Hallandale Beach, Florida	35,674	35,000	-
Metreon	San Francisco, California	-	4,595	-
Commercial land and development rights	Cleveland, Ohio	4,610	-	-
Four Museum Park properties at Central Station	Chicago, Illinois	-	18,311	-
Office Buildings:
818 Mission Street	San Francisco, California	-	4,018	-
Bulletin Building	San Francisco, California	-	3,543	-
Millender Center	Detroit, Michigan	-	-	10,317
Pittsburgh Peripheral (Commercial Group Land Project)	Pittsburgh, Pennsylvania	-	-	7,217
Uptown Apartments	Oakland, California	-	-	6,781
Classic Residence by Hyatt (Supported-Living Apartments)	Yonkers, New York	-	-	3,152
Other		-	6,249	8,889
Total impairment of investments in unconsolidated entities		$82,186	$71,716	$36,356
Total impairment of unconsolidated entities		$82,186	$72,459	$36,356

(2)

Upon disposition, investments accounted for on the equity method are not classified as discontinued operations; therefore, gains or losses on the disposition of these properties are reported in continuing operations. The following table shows the detail of the gains and losses on the disposition of unconsolidated entities:

	$000,000,0000	$000,000,0000	$000,000,0000	$000,000,0000
		Years Ended January 31,
		2012	2011	2010
		(in thousands)
Gain on disposition of rental properties:
Millender Center (hotel, parking, office and retail)	Detroit, Michigan	$-	$17,291	$-
Woodbridge Crossing (Specialty Retail Center)	Woodbridge, New Jersey	-	6,443	-
Pebble Creek (Apartment Community)	Twinsburg, Ohio	-	4,555	-
Gain on disposition of rental properties		$-	$28,289	$-
Company’s portion of gain on disposition of rental properties		$-	$24,291	$-
Gain (loss) on disposition of equity method investments:
Apartment Communities:
Metropolitan Lofts	Los Angeles, California	$9,964	$-	$-
Twin Lake Towers	Denver, Colorado	2,603	-	-
Clarkwood	Warrensville Heights, Ohio	-	-	6,983
Granada Gardens	Warrensville Heights, Ohio	-	-	6,577
Boulevard Towers	Amherst, New York	-	-	4,498
Sale of three Classic Residence by Hyatt	Chevy Chase, Maryland,
(Supported-Living Apartments)	Teaneck, New Jersey and Yonkers, New York	-	-	31,703
Other		-	(830)	-
Total gain (loss) on disposition of equity method investments, net		$12,567	$(830)	$49,761

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

C. Investments in Unconsolidated Entities (continued)

For the year ended January 31, 2012, Brooklyn Basketball Holdings, LLC (“BBH”), an equity method investment that owns The Nets was deemed a significant subsidiary. Summarized financial information for BBH is as follows:

	January 31,

	2012	2011

	(in thousands)

Balance Sheet:
Current assets	$15,955	$12,271
Non-current assets	223,112	227,155

Total Assets	$239,067	$239,426

Current liabilities	$126,457	$110,028
Non-current liabilities	123,809	107,151
Members’ equity (deficit)	(11,199)	22,247

Total Liabilities and Members’ Equity (Deficit)	$239,067	$239,426

	Year Ended January 31,	May 12, 2010 through January 31,

	2012	2011

	(in thousands)

Operations:
Revenues	$54,593	$31,601
Operating expenses	(93,765)	(54,246)
Interest expense, net	(13,906)	(7,981)
Depreciation and amortization	(7,999)	(3,476)

Net loss (pre-tax)	$(61,077)	$(34,102)

Company’s portion of net loss (pre-tax)	$(26,814)	$- (1)

(1)

On May 12, 2010, entities controlled by Mikhail Prokhorov (“MP Entities”) acquired 80% of the Nets, at which time BBH was formed. Losses from May 12, 2010 through January 31, 2011 were allocated solely to the MP Entities.

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

	January 31,

	2012	2011

	(in thousands)

Lease procurement costs, net	$227,568	$275,849
Prepaid expenses and other deferred costs, net	227,354	266,689
Intangible assets, net	107,192	135,906
Mortgage procurement costs, net	46,427	80,955

Other Assets	$608,541	$759,399

During the years ended January 31, 2012, 2011 and 2010, the Company recorded $7,412,000, $12,484,000 and $16,865,000, respectively, of amortization expense related to intangible assets. The estimated aggregate amortization expense related to intangible assets is $8,633,000, $6,980,000, $6,185,000, $5,667,000 and $5,139,000 for the years ended January 31, 2013, 2014, 2015, 2016 and 2017, respectively.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

E. Mortgage Debt and Notes Payable, Nonrecourse

Nonrecourse mortgage debt and notes payable, which is collateralized solely by completed rental properties, projects under construction and development and undeveloped land, was as follows:

January 31, 2012	Operating Properties	Development Projects		Land Projects	Total	Total Weighted Average Rate

	(dollars in thousands)

Fixed	$3,008,293	$406,619		$4,773	$3,419,685	5.65%
Variable
Taxable	1,378,585	409,733		14,311	1,802,629	4.76%
Tax-Exempt	421,434	-		15,775	437,209	1.55%

	$4,808,312	$816,352	(1)	$34,859	$5,659,523	5.05%

Total gross commitment from lenders		$1,338,181		$35,058

(1) Includes mortage debt and notes payable, nonrecourse and mortgage debt and notes payable, nonrecourse of land held for divestiture.

January 31, 2011	Operating Properties	Development Projects		Land Projects	Total	Total Weighted Average Rate

	(dollars in thousands)

Fixed	$3,693,608	$172,635		$9,203	$3,875,446	6.04%
Variable
Taxable	1,554,487	1,000,775		6,882	2,562,144	4.50%
Tax-Exempt	530,728	203,900		35,000	769,628	2.09%

	$5,778,823	$1,377,310	(1)	$51,085	$7,207,218	5.07%

Total gross commitment from lenders		$2,027,549		$51,085

(1)

Proceeds from outstanding debt of $1,646 and $150,165 described above are recorded as restricted cash and escrowed funds as of January 31, 2012 and 2011, respectively. For bonds issued in conjunction with development, the full amount of the bonds is issued at the beginning of construction and must remain in escrow until costs are incurred.

The Company generally borrows funds for development and construction projects with maturities of two to five years utilizing variable-rate financing. Upon opening and achieving stabilized operations, the Company generally pursues long-term fixed-rate financing.

The following summarizes the composition of mortgage debt and notes payable, nonrecourse maturities including scheduled amortization and balloon payments as of January 31, 2012:

Fiscal Years Ending January 31,	Total Maturities	Scheduled Amortization	Scheduled Balloon Payments

	(in thousands)

2013	$1,334,090	$93,883	$1,240,207
2014	787,769	41,331	746,438
2015	316,194	33,347	282,847
2016	346,610	30,843	315,767
2017	420,946	24,060	396,886
Thereafter	2,453,914

Total	$5,659,523

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

F. Financing Arrangements

On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially were to pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC, a consolidated subsidiary, entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC was entitled and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. The District withdrew $58,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures by June 2, 2008 and the Junior Subordinated Bonds became Converted Bonds. The Converted Bonds were acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and the Company simultaneously entered into a total rate of return swap (“TRS”) with a notional amount of $58,000,000. The Company receives a fixed rate of 8.5% and pays the SIFMA rate plus a spread on the TRS related to the Converted Bonds. The Company determined that the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control; therefore, the Converted Bonds have been recorded as a secured borrowing and included in mortgage debt and notes payable, nonrecourse.

Prior to May 12, 2011, consolidated subsidiaries of the Company purchased $23,000,000 of the Converted Bonds from the investment banks. Simultaneous to each purchase, a corresponding amount of a related TRS was terminated and the corresponding secured borrowing was removed from the Consolidated Balance Sheets. On May 12, 2011, the District refinanced $42,000,000 of the outstanding $58,000,000 Junior Subordinated Bonds. The Company received $23,000,000 of the refinancing proceeds as repayment of Converted Bonds held by its consolidated subsidiaries and the investment banks received the remaining $19,000,000 of refinancing proceeds which simultaneously terminated a corresponding amount of the related TRS and corresponding secured borrowing. On December 1, 2011, $225,000 of the Converted Bonds was redeemed by the investment banks and a corresponding amount of the related TRS and corresponding secured borrowings were simultaneously terminated. The fair value of the Converted Bonds recorded in other assets was $15,775,000 and $58,000,000 at January 31, 2012 and 2011, respectively. Outstanding TRS contracts were in place on the $15,775,000 and $35,000,000 of secured borrowings related to the Converted Bonds at January 31, 2012 and 2011, respectively. At January 31, 2012, the outstanding TRS contracts were supported by collateral consisting primarily of certain notes receivable owned by the Company aggregating $5,235,000. The Company recorded net interest income of $1,220,000, $1,966,000 and $2,331,000 related to the TRS for the years ended January 31, 2012, 2011 and 2010, respectively.

G. Bank Revolving Credit Facility

On March 30, 2011, the Company and its 13-member bank group entered into a Third Amended and Restated Credit Agreement and a Third Amended and Restated Guaranty of Payment of Debt (collectively, the “Credit Facility”). On April 21, 2011, one additional member was admitted to the bank group and the total available borrowings were increased from $425,000,000 to $450,000,000. The Credit Facility matures on March 30, 2014 and provides for one, 12-month extension option, subject to certain conditions. Borrowings bear interest at LIBOR, subject to a floor of 100 basis points, plus 3.75%. Up to $100,000,000 of the available borrowings may be used, in the aggregate, for letters of credit and/or surety bonds. The Credit Facility has a number of restrictive covenants, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that the Company may incur and restrictions on the pledging of ownership interests in subsidiaries. The Credit Facility removes the previous prohibition on paying common stock dividends, subject to a specified limitation. As amended on July 13, 2011, this limitation allows the Company to utilize up to $24,000,000 during any four consecutive fiscal quarter periods for either common stock dividends or common stock repurchases and required a portion of the proceeds from the issuance of the Company’s 2018 Senior Notes to be used to retire certain debt, as discussed below. Additionally, the Credit Facility contains certain development limitations and financial covenants, including the maintenance of minimum liquidity, certain debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as specified in the Credit Facility). At January 31, 2012, the Company was in compliance with all of these financial covenants.

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

On July 13, 2011, the Company entered into a first amendment to the Credit Facility. This amendment permitted the Company to issue $350,000,000 of Convertible Senior Notes due 2018 (the “Issuance”). The amendment required that 75% of the net proceeds ($254,531,000) from the Issuance be used to retire debt no later than 180 days subsequent to the closing of such Issuance, subject to an additional 90-day extension provided certain terms of the amendment are met. At January 31, 2012, the Company has fully met this requirement and no further reserve for retirement of debt is required.

The following table summarizes the available credit on the Credit Facility:

	January 31,

	2012	2011

	(in thousands)

Maximum borrowings	$450,000	$470,336
Less outstanding balances and reserves:
Borrowings	-	137,152
Letters of credit	69,389	63,418
Surety bonds	-	-
Reserve for retirement of indebtedness	-	46,891

Available credit	$380,611	$222,875

H. Senior and Subordinated Debt

The following table summarizes the Company’s senior and subordinated debt:

	January 31,

	2012	2011

	(in thousands)

Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011, net of discount	$-	$45,480
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	199,132	198,806
7.625% Senior Notes due 2015	178,253	178,253
5.000% Convertible Senior Notes due 2016	50,000	90,000
6.500% Senior Notes due 2017	132,144	132,144
4.250% Convertible Senior Notes due 2018	350,000	-
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	1,009,529	744,683

Subordinated Debt:
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Senior and Subordinated Debt	$1,038,529	$773,683

All of the Company’s senior notes are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to all existing and future secured indebtedness and other liabilities of the Company’s subsidiaries to the extent of the value of the collateral securing such other debt, including the Credit Facility. The indentures governing the senior notes contain covenants providing, among other things, limitations on incurring additional debt and payment of dividends. At January 31, 2012, the Company was in compliance with all of these financial covenants.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

H. Senior and Subordinated Debt (continued)

Puttable Equity-Linked Senior Notes due 2011

During October 2011, the Company’s remaining 3.625% Puttable Equity-Linked Senior Notes due 2011 (“2011 Senior Notes”) matured and were paid in full.

The following table summarizes the carrying amounts of the Company’s debt and equity balances related to the 2011 Senior Notes:

January 31,
2011
(in thousands)

Carrying amount of equity component	$7,484

Outstanding principal amount of the puttable equity-linked senior notes	46,891
Unamortized discount	(1,411)

Net carrying amount of the puttable equity-linked senior notes	$45,480

The unamortized discount was amortized as additional interest expense through October 15, 2011. The effective interest rate for the liability component of the 2011 Senior Notes was 7.51%. The Company recorded non-cash interest expense of $1,411,000, $1,532,000 and $6,809,000 for the years ended January 31, 2012, 2011 and 2010, respectively. The Company recorded contractual interest expense of $1,204,000, $2,001,000 and $7,973,000 for the years ended January 31, 2012, 2011 and 2010, respectively.

Puttable Equity-Linked Senior Notes due 2014

On October 7, 2009, the Company issued $167,433,000 of 3.625% Puttable Equity-Linked Senior Notes due October 15, 2014 (“2014 Senior Notes”) to certain holders in exchange for $167,433,000 of 2011 Senior Notes. Concurrent with this exchange, the Company issued an additional $32,567,000 of 2014 Senior Notes in a private placement, net of a 5% discount. Interest on the 2014 Senior Notes is payable semi-annually in arrears on April 15 and October 15.

Holders may put their 2014 Senior Notes to the Company at any time prior to the earlier of (i) stated maturity or (ii) the Put Termination Date, as defined below. Upon a put, a note holder would receive 68.7758 shares of the Company’s Class A common stock per $1,000 principal amount of 2014 Senior Notes, based on a put value price of $14.54 per share of Class A common stock, subject to adjustment. The amount payable upon a put of the 2014 Senior Notes is only payable in shares of the Company’s Class A common stock, except for cash paid in lieu of fractional shares. If the daily volume weighted average price of the Class A common stock has equaled or exceeded 130% ($18.90 at January 31, 2012) of the put value price then in effect for at least 20 trading days in any 30 trading day period, the Company may, at its option, elect to terminate the rights of the holders to put their 2014 Senior Notes to the Company. If it so elects, the Company is required to issue a put termination notice that designates an effective date on which the holders termination put rights will be terminated, which shall be a date at least 20 days after the mailing of such put termination notice (the “Put Termination Date”). Holders electing to put their 2014 Senior Notes after the mailing of a put termination notice and before the Put Termination Date shall receive a coupon make-whole payment in an amount equal to the remaining scheduled interest payments attributable to such notes from the last applicable interest payment date through and including October 15, 2013. This coupon make-whole payment is payable, at the Company’s option, in either cash or Class A common stock.

Senior Notes due 2015

On May 19, 2003, the Company issued $300,000,000 of 7.625% Senior Notes due June 1, 2015 (“2015 Senior Notes”) in a public offering. Accrued interest is payable semi-annually on December 1 and June 1. Effective June 1, 2011, the 2015 Senior Notes are redeemable by the Company, in whole or in part, at par. During the year ended January 31, 2011, the Company retired $121,747,000 of 2015 Senior Notes in exchange for Series A preferred stock.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

H. Senior and Subordinated Debt (continued)

Convertible Senior Notes due 2016

On October 26, 2009, the Company issued $200,000,000 of 5.00% Convertible Senior Notes due October 15, 2016 (“2016 Senior Notes”) in a private placement. The 2016 Senior Notes were issued at par and accrued interest is payable semi-annually on April 15 and October 15.

On May 5, 2011, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2016 Senior Notes to exchange such notes for shares of the Company’s Class A common stock. In order to induce the holders to make the exchange, the Company agreed to increase the conversion rate from 71.8894 shares of Class A common stock per $1,000 principal amount of 2016 Senior Notes to 86.1073 shares, which factors in foregone interest to the holders among other inducements. Under the terms of the agreements, holders agreed to exchange $40,000,000 in aggregate principal amount of 2016 Senior Notes for a total of 3,444,293 shares of Class A common stock. Any accrued but unpaid interest was paid in cash. Under the accounting guidance for induced conversion of convertible debt, the additional amounts paid to induce the holders to exchange their 2016 Senior Notes was expensed resulting in a non-tax deductible loss of $10,800,000 during the year ended January 31, 2012, which is recorded as early extinguishment of debt.

On January 27, 2011, the Company entered into separate, privately negotiated exchange agreements with certain holders of its 2016 Senior Notes to exchange such notes for shares of Class A common stock. In order to induce the holders to make the exchange, the Company agreed to increase the conversion rate from 71.8894 shares of Class A common stock per $1,000 principal amount of 2016 Senior Notes to 88.8549 shares, which factors in foregone interest to the holders among other inducements. Under the terms of the agreements, holders agreed to exchange $110,000,000 in aggregate principal amount of 2016 Senior Notes for a total of 9,774,039 shares of Class A common stock. Any accrued but unpaid interest was paid in cash. Under the accounting guidance for induced conversions of convertible debt, the additional amounts paid to induce the holders to exchange their 2016 Senior Notes was expensed resulting in a non-tax deductible loss of $31,689,000 during the year ended January 31, 2011, which is recorded as early extinguishment of debt.

Holders may convert their 2016 Senior Notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, a note holder would receive 71.8894 shares of Class A common stock per $1,000 principal amount of 2016 Senior Notes, based on a put value price of approximately $13.91 per share of Class A common stock, subject to adjustment. The amount payable upon a conversion of the 2016 Senior Notes is only payable in shares of the Company’s Class A common stock, except for cash paid in lieu of fractional shares.

In connection with the issuance of the 2016 Senior Notes, the Company entered into a convertible note hedge transaction. The convertible note hedge transaction is intended to reduce, subject to a limit, the potential dilution with respect to the Company’s Class A common stock upon conversion of the 2016 Senior Notes. The net effect of the convertible note hedge transaction, from the Company’s perspective, is to approximate an effective conversion price of $16.37 per share. The terms of the 2016 Senior Notes were not affected by the convertible note hedge transaction. The convertible note hedge transaction was recorded as a reduction of shareholders’ equity through additional paid in capital. In connection with the January 27, 2011 exchange transaction previously discussed, the Company terminated a portion of the convertible note hedge which resulted in the receipt of cash proceeds of $1,869,000.

Senior Notes due 2017

On January 25, 2005, the Company issued $150,000,000 of 6.500% Senior Notes due February 1, 2017 (“2017 Senior Notes”) in a public offering. Accrued interest is payable semi-annually on February 1 and August 1. As of February 1, 2011, the 2017 Senior Notes may be redeemed by the Company, in whole or in part, at a redemption price of 102.167% and systematically reduced to par through February 1, 2013. During the year ended January 31, 2011, the Company retired $5,826,000 of 2017 Senior Notes in exchange for Series A preferred stock and also purchased on the open market $12,030,000 in principal of 2017 Senior Notes.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

H. Senior and Subordinated Debt (continued)

Convertible Senior Notes due 2018

On July 19, 2011, the Company issued $350,000,000 of 4.25% Convertible Senior Notes due August 15, 2018 (“2018 Senior Notes”) in a private placement. The 2018 Senior Notes were issued at par and accrued interest is payable semi-annually on February 15 and August 15, beginning February 15, 2012.

Holders may convert their 2018 Senior Notes at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. Upon conversion, a note holder would receive 46.1425 shares of Class A common stock per $1,000 principal amount of 2018 Senior Notes, based on a conversion price of approximately $21.67 per share of Class A common stock, subject to adjustment. The amount payable upon a conversion of the 2018 Senior Notes is only payable in shares of Class A common stock, except for cash paid in lieu of fractional shares. If the daily volume weighted average price of the Class A common stock has equaled or exceeded 130% ($28.17 at January 31, 2012) of the conversion price then in effect for at least 20 trading days in a 30 trading day period, the Company may, at its option, elect to terminate the conversion rights of the holders at any time. If it so elects, the Company is required to issue a conversion rights termination notice that designates an effective date on which the holders conversion rights will be terminated, which shall be a date at least 20 days after the mailing of such conversion rights termination notice (the “Conversion Termination Date”). Holders electing to convert their 2018 Senior Notes after the mailing of a conversion rights termination notice and before the Conversion Termination Date shall receive cash payments of accrued and unpaid interest to, but not including, the conversion date and a make-whole premium for an amount equal to the remaining scheduled interest payments attributable to such notes through and including August 15, 2014.

Senior Notes due 2034

On February 10, 2004, the Company issued $100,000,000 of 7.375% Senior Notes due February 1, 2034 in a public offering. Accrued interest is payable quarterly on February 1, May 1, August 1, and November 1. These senior notes may be redeemed by the Company, in whole or in part, at any time at par, plus accrued interest.

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

Consolidated Interest Expense

The following table summarizes interest incurred, capitalized and paid on all forms of indebtedness (included in Notes E, G and H).

	$0,00000	$0,00000	$0,00000
	Years Ended January 31,
	2012	2011	2010

	(in thousands)

Interest incurred	$454,485	$482,430	$455,746
Interest capitalized	(193,448)	(172,664)	(112,887)

Net interest expense	$261,037	$309,766	$342,859

Interest incurred from discontinued operations	$2,937	$11,404	$9,595

Cash paid for interest (net of amount capitalized)	$260,822	$318,910	$330,309

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

I. Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned decreases in earnings and cash flows that may be caused by interest rate volatility. Derivative instruments that are used as part of the Company’s strategy include interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. The Company enters into interest rate swaps to convert certain floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions, or forward starting swaps to hedge the changes in benchmark interest rates on forecasted financings. The Company enters into interest rate swap agreements for hedging purposes for periods that are generally one to ten years. Option products utilized include interest rate caps, floors and Treasury options. The use of these option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt. The caps and floors have typical durations ranging from one to three years while the Treasury options are for periods of five to ten years. The Company does not have any Treasury options outstanding at January 31, 2012.

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The amount of ineffectiveness was insignificant for the years ended January 31, 2012 and 2011, and the Company recorded $1,012,000 as an increase in interest expense for the year ended January 31, 2010 which represented total ineffectiveness of all fully consolidated cash flow hedges. Included in the total ineffectiveness charged to earnings are derivative losses reclassified from accumulated OCI as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter (missed forecasted transaction). There were no missed forecasted transactions for the years ended January 31, 2012 and 2011. For the year ended January 31, 2010, there was one missed forecasted transaction that resulted in $928,000 of the total ineffectiveness recognized in the period. As of January 31, 2012, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $27,718,000, net of tax. However, the actual amount reclassified could vary due to future changes in fair value of these derivatives.

Fair Value Hedges of Interest Rate Risk

From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by the Company and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require the Company and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At January 31, 2012, the SIFMA rate was 0.08%. Additionally, the Company and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowing, resulting in minimal financial impact to the Company and/or the Joint Ventures. At January 31, 2012, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $270,757,000. The underlying TRS borrowings are subject to a fair value adjustment (see Note J – Fair Value Measurements).

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

The Company enters into forward swaps to protect itself against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time the Company secures and locks an interest rate on an anticipated financing, it intends to simultaneously terminate the forward swap associated with that financing. At January 31, 2012, the Company had no forward swaps outstanding. The Company terminated forward swaps with notional amounts of $62,800,000 and $107,000,000 on February 1, 2011 and May 3, 2010, respectively. These forward swaps were not designated as cash flow hedges under the accounting guidance on derivatives and hedging activities. As such, the change in fair value of these swaps were marked to market through earnings on a quarterly basis. Related to these forward swaps, the Company recorded $(229,000), $1,200,000 and $(4,761,000) for the years ended January 31, 2012, 2011 and 2010, respectively, as an increase (reduction) of interest expense.

In instances where the Company enters into separate derivative instruments effectively hedging the same debt for consecutive annual periods, the amount of notional is excluded from the following disclosure in an effort to provide information that enables the financial statement user to understand the Company’s volume of derivative activity. The following table presents the fair values and location in the Consolidated Balance Sheets of all derivative instruments.

	Fair Value of Derivative Instruments January 31, 2012
	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Accounts Payable and Accrued Expenses)

	Current Notional	Fair Value	Current Notional	Fair Value

	(in thousands)

Derivatives Designated as Hedging Instruments
Interest rate caps	$-	$-	$-	$-
Interest rate swap agreements	-	-	897,193	148,699
TRS	27,197	774	243,560	9,954

Total derivatives designated as hedging instruments	$27,197	$774	$1,140,753	$158,653

Derivatives Not Designated as Hedging Instruments
Interest rate caps and floors	$435,201	$13	$-	$-
Interest rate swap agreements	19,521	1,083	-	-
TRS	141,703	9,534	30,360	15,367

Total derivatives not designated as hedging instruments	$596,425	$10,630	$30,360	$15,367

	January 31, 2011
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate caps	$476,100	$184	$-	$-
Interest rate swap agreements	300,000	716	1,285,000	110,398
TRS	-	-	280,885	21,938

Total derivatives designated as hedging instruments	$776,100	$900	$1,565,885	$132,336

Derivatives Not Designated as Hedging Instruments
Interest rate caps	$1,943,202	$11	$-	$-
Interest rate swap agreements	20,117	1,801	60,900	14,011
TRS	140,800	2,144	30,600	10,240

Total derivatives not designated as hedging instruments	$2,104,119	$3,956	$91,500	$24,251

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

I. Derivative Instruments and Hedging Activities (continued)

The following tables present the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in loss of unconsolidated entities and interest expense in the Consolidated Statements of Operations:

		Gain (Loss) Reclassified from Accumulated OCI
Derivatives Designated as Cash Flow Hedging Instruments	Gain (Loss) Recognized in OCI (Effective Portion)	Location on Consolidated Statements of Operations	Effective Amount	Ineffective Amount
Year Ended January 31, 2012	(in thousands)
Interest rate caps, interest rate swaps and Treasury options	$(48,087)	Interest expense	$(3,514)	$1
Interest rate caps, interest rate swaps and Treasury options	-	Equity in loss of unconsolidated entities	(372)	(565)

Total	$(48,087)		$(3,886)	$(564)

Year Ended January 31, 2011
Interest rate caps, interest rate swaps and Treasury options	$(14,854)	Interest expense	$(2,841)	$1
Treasury options	-	Equity in loss of unconsolidated entities	(80)	(5)

Total	$(14,854)		$(2,921)	$(4)

Year Ended January 31, 2010
Interest rate caps, interest rate swaps and Treasury options	$27,386	Interest expense	$(3,266)	$(1,012)
Treasury options	-	Equity in loss of unconsolidated entities	(178)	(1,099)

Total	$27,386		$(3,444)	$(2,111)

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

I. Derivative Instruments and Hedging Activities (continued)

The following table presents the impact of gains and losses in the Consolidated Statements of Operations related to derivative instruments:

	$,000000	$,000000	$,000000
	Net Gain (Loss) Recognized
	Years Ended January 31,
	2012	2011	2010
Derivatives Designated as Fair Value Hedging Instruments	(in thousands)

TRS (1)	$11,855	$1,924	$16,351

Derivatives Not Designated as Hedging Instruments

Interest rate caps, interest rate swaps and floors	$(1,037)	$(2,158)	$1,388
TRS	2,264	1,341	(2,873)
Total	$1,227	$(817)	$(1,485)

(1)	The net loss recognized in interest expense from the change in fair value of the underlying TRS borrowings was $11,855, $1,924 and $16,351 for the years ended January 31, 2012, 2011 and 2010, respectively, offsetting the gain recognized on the TRS (see Note J – Fair Value Measurements).

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

As of January 31, 2012, the aggregate fair value of all derivative instruments in a liability position, prior to the adjustment for nonperformance risk of $16,127,000, is $190,147,000. The Company had posted collateral consisting primarily of cash and notes receivable of $82,180,000 related to all derivative instruments. If all credit risk contingent features underlying these agreements had been triggered on January 31, 2012, the Company would have been required to post collateral of the full amount of the liability position.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

J. Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements are interest rate caps, interest rate swap agreements, TRS and borrowings subject to TRS (see Note I - Derivative Instruments and Hedging Activities). The Company’s impairment of real estate and unconsolidated entities are also subject to fair value measurements (see Note S – Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-off of Abandoned Development Projects and Gain (Loss) on Extinguishment of Debt and see Note T - Discontinued Operations and Gain on Disposition of Rental Properties).

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

Measurement of Fair Value

The Company estimates the fair value of its hedging instruments based on interest rate market and bond pricing models. Although the Company has determined that the significant inputs used to value its hedging instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of January 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its hedging instruments’ positions and has determined that the credit valuation adjustments are significant to the overall valuation of one interest rate swap and are not significant to the overall valuation of all of its other hedging instruments. As a result, the Company has determined that one interest rate swap is classified in Level 3 of the fair value hierarchy and all of its other hedging instruments valuations are classified in Level 2 of the fair value hierarchy.

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

To determine the fair value of the underlying borrowings subject to TRS, the base price is initially used as the estimate of fair value. The Company adjusts the fair value based upon observable and unobservable measures such as the financial performance of the underlying collateral, interest rate risk spreads for similar transactions and loan to value ratios. In the absence of such evidence, management’s best estimate is used. At January 31, 2012, the notional amount of TRS borrowings subject to fair value adjustments is approximately $270,757,000.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

J. Fair Value Measurements (continued)

Items Measured at Fair Value on a Recurring Basis

The Company’s financial assets consist of interest rate caps, interest rate swap agreements and TRS with positive fair values that are included in other assets. The Company’s financial liabilities consist of interest rate swap agreements and TRS with negative fair values that are included in accounts payable, accrued expenses and other liabilities and borrowings subject to TRS included in mortgage debt and notes payable, nonrecourse. The Company records the redeemable noncontrolling interest related to Brooklyn Arena, LLC (“Arena”) at redemption value, which approximates fair value. The following table presents information about the Company’s financial assets and liabilities and redeemable noncontrolling interest that were measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	$,0000000	$,0000000	$,0000000	$,0000000
	Fair Value Measurements at January 31, 2012

	Level 1	Level 2	Level 3	Total

	(in thousands)

Interest rate caps	$-	$13	$-	$13
Interest rate swap agreements (positive fair value)	-	1,083	-	1,083
Interest rate swap agreements (negative fair value)	-	(5,396)	(143,303)	(148,699)
TRS (positive fair value)	-	-	10,308	10,308
TRS (negative fair value)	-	-	(25,321)	(25,321)
Fair value adjustment to the borrowings subject to TRS	-	-	9,180	9,180
Redeemable noncontrolling interest	-	-	(229,149)	(229,149)

Total	$-	$(4,300)	$(378,285)	$(382,585)

The table below presents a reconciliation of all financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	$,0000000	$,0000000	$,0000000	$,0000000	$,0000000	$,0000000
	Fair Value Measurements Year Ended January 31, 2012

	Redeemable Noncontrolling Interest	Interest Rate Swaps	Net TRS	Fair value adjustment to the borrowings subject to TRS	Total TRS Related	Total

	(in thousands)

Balance, February 1, 2011	$(226,829)	$(102,387)	$(30,034)	$21,938	$(8,096)	$(337,312)
Loss attributable to redeemable noncontrolling interest	4,567	-	-	-	-	4,567
Total realized and unrealized gains (losses):
Included in earnings	-	-	14,118	(11,855)	2,263	2,263
Included in other comprehensive income	-	(40,916)	-	-	-	(40,916)
Included in additional paid-in capital	(6,887)	-	-	-	-	(6,887)
Settlement	-	-	903	(903)	-	-

Balance, January 31, 2012	$(229,149)	$(143,303)	$(15,013)	$9,180	$(5,833)	$(378,285)

K. Commercial Group Land Sales

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

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

K. Commercial Group Land Sales (continued)

At January 31, 2011, the Company received cash deposits of $8,550,000 and $2,500,000 on Parcel #1 and Parcel #2, respectively. During the three months ended April 30, 2011, the Company received $33,950,000 of the purchase price of Parcel #1. With the receipt of this payment the buyer’s initial and continuing investment on the sale of Parcel #1 was adequate for gain recognition under the full accrual method in accordance with accounting guidance for sales of real estate. As such, the entire sales price is included in revenues from real estate operations and the related cost of land is included in operating expenses, resulting in a gain on sale of approximately $42,622,000 for the year ended January 31, 2012. The final $2,500,000 of the purchase price of Parcel #1 was received during the three months ended October 31, 2011.

During the year ended January 31, 2012, the Company received an additional installment of $4,500,000 of the purchase price of Parcel #2. The minimum initial investment related to Parcel #2 still has not been met at January 31, 2012 and accordingly, the deposits received are recorded as a deposit liability under the deposit method in accordance with accounting guidance for sales of real estate and included in accounts payable, accrued expenses and other liabilities at January 31, 2012. During February 2012, the Company received the final installment of the purchase price of Parcel #2. The Company expects to recognize a gain on sale of approximately $36,400,000 during the first quarter of 2012.

L. Net Gain (Loss) on Disposition of Partial Interests in Rental Properties and Other Investment

The net gain (loss) on disposition of partial interests in rental properties and other investment is comprised of the following:

	$,0000000	$,0000000	$,0000000
	Years Ended January 31,
	2012	2011	2010
	(in thousands)

New York Retail Joint Venture	$9,561	$-	$-
Stonecrest Mall Joint Venture	5,849	-	-
Annex building adjacent to the Dallas Wilson Building	2,255	-	-
University Park Joint Venture	-	176,192	-
The Nets	-	55,112	-
Bernstein Joint Venture	-	29,342	-
Other transaction costs	-	(2,656)	-
	$17,665	$257,990	$-

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

For its 49% equity interests, the outside partner invested cash and assumed debt of $244,952,000, representing 49% of the nonrecourse mortgage debt on the 15 properties. As of January 31, 2012, the Company received proceeds of $178,286,000, primarily in the form of a loan. Based on the net amount of cash received, the outside partner’s minimum initial investment requirement of 20% was not met. As such, the transaction did not qualify for full gain recognition under accounting guidance related to real estate sales. Therefore, the installment method of gain recognition was applied, resulting in a net gain on disposition of partial interest in rental properties of $9,561,000 during the year ended January 31, 2012 with the remaining gain of $114,465,000 deferred and included in accounts payable, accrued expenses and other liabilities at January 31, 2012. Transaction costs totaling $11,776,000, of which, $5,779,000 relating to participation payments made to the ground lessors of two of the properties in accordance with the respective ground lease agreements, did not qualify for deferral and were included in the calculation of the net gain on disposition of partial interests in rental properties of $9,561,000 for the year ended January 31, 2012. The 15 properties are adequately capitalized and do not contain the characteristics of a VIE. Based on this and the substantive participating rights held by the outside partner with regards to the properties, the Company concluded it appropriate to deconsolidate the entity and account for it under the equity method of accounting.

Stonecrest Mall Joint Venture

On October 19, 2011, the Company entered into a joint venture agreement with an outside partner whereby the outside partner invested in the Mall at Stonecrest, a regional mall located in Atlanta, Georgia (“Stonecrest”). The outside partner received a 49% equity interest in Stonecrest.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

L. Net Gain (Loss) on Disposition of Partial Interests in Rental Properties and Other Investment (continued)

For its 49% equity interest, the outside partner assumed debt of $49,464,000, representing 49% of the nonrecourse mortgage debt on the property. In addition, the Company is entitled to receive up to $3,750,000 of contingent consideration, based on Stonecrest’s financial results as defined in the partnership agreement, none of which has been recognized during the year ended January 31, 2012, The transaction resulted in a gain on disposition of partial interests in rental property of $5,849,000 during the year ended January 31, 2012. The property is adequately capitalized and does not contain the characteristics of a VIE. Based on this and the substantive participating rights held by the outside partner with regards to the property, the Company concluded it appropriate to deconsolidate the entity and account for it under the equity method of accounting.

Annex building adjacent to the Dallas Wilson Building

On December 15, 2011, the Company sold an annex building containing 8 units adjacent to the Dallas Wilson Building, an apartment building located in Dallas, Texas, for $2,800,000. The transaction resulted in a gain of $2,255,000 during the year ended January 31, 2012. The remaining 135 units of the Dallas Wilson Building are wholly-owned by the Company and will continue to be fully consolidated.

University Park Joint Venture

On February 22, 2010, the Company formed a joint venture and admitted HCN FCE Life Sciences, LLC (“HCN”) as a 49% partner to the joint venture to acquire seven life science office buildings in the Company’s mixed-use University Park project in Cambridge, Massachusetts, formerly wholly-owned by the Company. The Company, through a wholly-owned subsidiary, owns the remaining 51%.

The Company contributed the seven real estate assets, which were encumbered by approximately $320,000,000 of nonrecourse mortgage debt to the joint venture for its 51% ownership interests. HCN contributed $170,444,000 of cash to the joint venture and assumed a 49% share of the nonrecourse mortgage debt assumed by the joint venture for its 49% ownership interests. In exchange for its contributed real estate assets, the Company received cash proceeds of $170,444,000 of which $135,117,000 was in the form of a loan from the joint venture and the remaining $35,327,000 was an unrestricted cash distribution from the joint venture. Based on the amount of cash received, the Company recognized the full gain of $176,192,000, net of transaction costs of $31,268,000, during the year ended January 31, 2011.

Included in these transaction costs were $23,251,000 of participation payments made to the ground lessor of the seven properties in accordance with the respective ground lease agreements. As a result of this transaction, the Company is accounting for the joint venture and the seven properties as equity method investments since both partners have joint control of the new venture and the properties.

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

Net Sports and Entertainment, LLC (“NS&E”) has a similar right to put its noncontrolling interest in The Nets to the MP Entities at fair market value during the same time period as the MP Entities have their put right on Arena.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

L. Net Gain (Loss) on Disposition of Partial Interests in Rental Properties and Other Investment (continued)

Bernstein Joint Venture

On February 19, 2010 the Company formed a joint venture with the Bernstein Development Corporation to hold the Company’s previously held investment interests in three residential properties totaling 1,340 rental units located within the Washington, D.C. metropolitan area. Both partners in the new joint venture have a 50% interest and joint control over the properties.

The Company received $28,922,000 in cash proceeds and the joint venture assumed $163,000,000 of the nonrecourse mortgage debt on the properties resulting in gains on disposition of partial interests in rental properties and other investment of $29,342,000 for the year ended January 31, 2011. As a result of this transaction, the Company is accounting for the joint venture and the three properties as equity method investments since both partners have joint control of the new venture and the properties.

Other Transaction Costs

Other transaction costs of $2,656,000 represent costs incurred in connection with a potential partial disposition in certain rental properties. During the year ended January 31, 2011, the Company abandoned the proposed transaction and all related transaction costs were expensed.

M. Income Taxes

The income tax expense (benefit) related to continuing operations consists of the following:

	$000.00.00	$000.00.00	$000.00.00
	Years Ended January 31,

	2012	2011	2010

	(in thousands)

Current
Federal	$(9,252)	$(3,780)	$2,327
State	(48)	4,382	5,320

	(9,300)	602	7,647

Deferred
Federal	$(42,342)	$63,664	$(16,554)
State	(12,702)	5,860	(1,233)

	(55,044)	69,524	(17,787)

Total income tax expense (benefit)	$(64,344)	$70,126	$(10,140)

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

M.   Income Taxes (continued)

The effective tax rate for income taxes from continuing operations varies from the federal statutory rate of 35% due to the following items:

	Years Ended January 31,
	2012	2011	2010
	(dollars in thousands)

Earnings (loss) before income taxes	$(110,387)	$199,482	$(2,529)
Equity in loss of unconsolidated entities, net of impairment	(61,039)	(30,194)	(15,053)
Less: Noncontrolling interests	(2,736)	(19,222)	(6,766)
Earnings (loss) from continuing operations, including noncontrolling interest, before income taxes	$(174,162)	$150,066	$(24,348)

Income taxes computed at the statutory rate	$(60,957)	$52,523	$(8,522)
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	(6,580)	5,120	5,132
Cumulative effect of change in state tax rate, net of federal benefit	–	–	(6,082)
State net operating loss, net of federal benefit	2,474	466	(8,849)
General Business Credits	446	(1,556)	(2,415)
Valuation allowance	(6,414)	(86)	10,597
Charitable contributions	2,204	4,040	2,195
Permanent adjustments	38	390	229
Conversion/Exchange of senior debt	3,780	10,274	(5,588)
Other items	665	(1,045)	3,163
Total income tax expense (benefit)	$(64,344)	$70,126	$(10,140)
Effective tax rate	36.94%	46.73%	41.65%

The components of the deferred income tax expense (benefit) for continuing operations are as follows:
Excess of tax over financial statement depreciation and amortization	$17,165	$7,946	$(1,098)
Costs on land and rental properties under development expensed for tax purposes	34,333	29,629	12,520
Revenues and expenses recognized in different periods for tax and financial statement purposes	(50,898)	32,131	17,772
Difference between tax and financial statements related to unconsolidated entities	(18,674)	(13,339)	1,901
Impairment of real estate	(41,678)	(1,133)	(3,117)
Deferred state taxes, net of federal benefit	(3,698)	1,689	(5,870)
Utilization of (addition to) tax loss carryforward excluding effect of stock options	10,974	13,066	(41,019)
Cumulative effect of change in state tax rate, net of federal benefit	–	–	(6,082)
Valuation allowance	(6,414)	(86)	10,597
General Business Credits	446	(1,556)	(2,415)
Alternative Minimum Tax credits	3,400	1,177	(976)
Deferred income tax expense (benefit)	$(55,044)	$69,524	$(17,787)

See Note T for disclosure of income taxes for discontinued operations.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

M.   Income Taxes (continued)

The components of the deferred income tax liability are as follows.

	At January 31,
	Temporary Differences		Deferred Tax
	2012	2011	2012	2011
	(in thousands)

Depreciation	$430,713	$459,207	$167,043	$178,094
Capitalized costs	1,043,938	1,162,185	404,871	450,730
Tax loss carryforward	(115,385)	(150,821)	(40,385)	(52,787)
State loss carryforward, net of federal benefit	–	–	(25,473)	(27,934)
Valuation allowance	–	–	55,330	61,744
Federal tax credits and other carryforwards	–	–	(57,503)	(63,860)
Other comprehensive income (loss)	(196,775)	(154,226)	(76,315)	(59,796)
Basis in unconsolidated entities	156,445	128,703	60,674	49,488
Other	(130,378)	(91,889)	(55,202)	(36,868)

Total	$1,188,558	$1,353,159	$433,040	$498,811

Income taxes paid (refunded) were $3,743,000, $9,026,000 and $(709,000) for the years ended January 31, 2012, 2011 and 2010, respectively. At January 31, 2012, the Company had a federal net operating loss carryforward for tax purposes of $170,233,000 (generated primarily from the impact on its net earnings of tax depreciation expense from real estate properties and excess deductions from stock-based compensation) that will expire in the years ending January 31, 2026 through January 31, 2032, a charitable contribution deduction carryforward of $30,401,000 that will expire in the years ending January 31, 2013 through January 31, 2017, General Business Credit carryovers of $20,212,000 that will expire in the years ending January 31, 2013 through January 31, 2032, and an alternative minimum tax (“AMT”) credit carryforward of $27,452,000 that is available until used to reduce federal tax to the AMT amount.

The Company’s policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating its future tax position. The Company has a full valuation allowance against the deferred tax asset associated with its charitable contributions. The Company has a valuation allowance against its general business credits, other than those general business credits which are eligible to be utilized to reduce future AMT liabilities. The Company has a valuation allowance against certain of its state net operating losses and state bonus depreciation deferred assets. These valuation allowances exist because management believes it is more likely than not that the Company will not realize these benefits.

The Company applies the “with-and-without” methodology for recognizing excess tax benefits from the deduction of stock-based compensation. The net operating loss available for the tax return, as is noted in the paragraph above, is greater than the net operating loss available for the tax provision due to excess deductions from stock-based compensation reported on the return, as well as the impact of adjustments to the net operating loss under accounting guidance on accounting for uncertainty in income taxes. As of January 31, 2012, the Company has not recorded a net deferred tax asset of approximately $17,265,000 from excess stock-based compensation deductions taken on the tax return for which a benefit has not yet been recognized in the Company’s tax provision.

	At January 31,
	2012	2011
	(in thousands)

Deferred tax liabilities	$1,802,841	$1,588,086

Deferred tax assets	1,425,131	1,151,019

Less: valuation allowance (1)	(55,330)	(61,744)

	1,369,801	1,089,275

Net deferred tax liability	$433,040	$498,811

(1)	The valuation allowance is related to state net operating losses and bonus depreciation, general business credits and charitable contributions.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

M.   Income Taxes (continued)

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

As of January 31, 2012 and 2011, the Company had unrecognized tax benefits of $788,000 and $408,000, respectively. The Company recognizes estimated interest payable on underpayments of income taxes and estimated penalties as components of income tax expense. As of January 31, 2012 and 2011, the Company had approximately $154,000 and $100,000, respectively, of accrued interest and penalties related to uncertain income tax positions. The Company recorded income tax expense (benefit) relating to interest and penalties on uncertain tax positions of $54,000, $(424,000) and $61,000 for the years ended January 31, 2012, 2011 and 2010, respectively.

The Company files a consolidated United States federal income tax return. Where applicable, the Company files combined income tax returns in various states and it files individual separate income tax returns in other states. The Company’s federal consolidated income tax returns for the year ended January 31, 2009 and subsequent years are subject to examination by the Internal Revenue Service. Certain of the Company’s state returns for the years ended January 31, 2003 through January 31, 2008 and all state returns for the year ended January 31, 2009 and subsequent years are subject to examination by various taxing authorities.

A reconciliation of the total amounts of the Company’s unrecognized tax benefits, exclusive of interest and penalties, is depicted in the following table:

	Unrecognized Tax Benefit January 31,

	2012	2011

	(in thousands)

Beginning balance, February 1, 2011 and 2010	$408	$1,611

Gross increases for tax positions of prior years	458	-
Gross decreases for tax positions of prior years	-	(45)
Gross increases for tax positions of current year	-	-
Settlements	-	(7)
Lapse of statutes of limitation	(78)	(1,151)

Unrecognized tax benefits balance at January 31, 2012 and 2011	$788	$408

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized as of January 31, 2012 and 2011, is $357,000 and $121,000, respectively. Based upon the Company’s assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will change from those recorded at January 31, 2012. Included in the $788,000 of unrecognized benefits noted above is $786,000 which, due to the reasons above, could decrease during the next twelve months.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

N.  Segment Information

The following tables summarize financial data for the Company’s five reportable segments. All amounts are presented in thousands.

	January 31,
	2012	2011

	Identifiable Assets

Commercial Group	$7,970,069	$8,617,287
Residential Group	2,022,135	2,825,527
Land Development Group	352,248	498,190
The Nets (1)	(3,836)	-
Corporate Activities	163,667	118,697

	$10,504,283	$12,059,701

	Years Ended January 31,			Years Ended January 31,
	2012	2011	2010	2012	2011	2010
	Revenues from Real Estate Operations			Operating Expenses

Commercial Group	$734,967	$849,291	$889,558	$380,460	$404,953	$413,517
Commercial Group Land Sales	55,463	24,742	27,068	10,147	19,970	21,609
Residential Group	255,127	211,485	257,077	178,224	136,596	156,886
Land Development Group	44,420	32,131	20,267	47,543	38,650	33,119
The Nets	-	-	-	-	-	-
Corporate Activities	-	-	-	52,585	47,030	39,857
	$1,089,977	$1,117,649	$1,193,970	$668,959	$647,199	$664,988

	Depreciation and Amortization Expense			Interest Expense

Commercial Group	$163,170	$178,719	$195,071	$168,810	$221,642	$232,344
Residential Group	53,677	53,906	57,992	31,946	21,233	27,515
Land Development Group	240	334	830	3,443	3,007	2,109
The Nets	-	-	-	-	-	-
Corporate Activities	1,514	1,769	2,713	56,838	63,884	80,891
	$218,601	$234,728	$256,606	$261,037	$309,766	$342,859

	Interest and Other Income			Capital Expenditures

Commercial Group	$21,198	$23,384	$19,515	$604,737	$500,336	$552,241
Residential Group	19,816	19,830	23,673	154,475	222,712	390,088
Land Development Group	10,838	9,162	9,508	558	-	-
The Nets	-	-	-	-	-	-
Corporate Activities	262	442	1,249	611	110	280
	$52,114	$52,818	$53,945	$760,381	$723,158	$942,609

(1)	The identifiable assets of $(3,836) at January 31, 2012 represent losses in excess of the Company’s investment basis in The Nets.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

N.	Segment Information (continued)

The Company uses a measure defined as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) to report its operating results. EBDT is a non-GAAP measure and is defined as net earnings excluding the following items at the Company’s proportional share: i) gain (loss) on disposition of rental properties, divisions and other investments (net of tax); ii) the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) non-cash charges for real estate depreciation, amortization, amortization of mortgage procurement costs: iv) deferred income taxes; v) preferred payment which is classified as noncontrolling interest expense in the Company’s Consolidated Statements of Operations; vi) impairment of real estate (net of tax); vii) extraordinary items (net of tax); viii) cumulative or retrospective effect of change in accounting principle (net of tax); and ix) revisions of prior period financial statements.

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

Effective during the year ended January 31, 2012, under the direction of the Company’s chief operating decision maker, EBDT provided in order to assess performance for the Real Estate Groups and The Nets was on a pre-tax basis. The Corporate Activities segment controls tax strategies and evaluates results on a consolidated basis. As a result, beginning February 1, 2011, the Company no longer allocates income tax expense (benefit) to the Real Estate Groups or The Nets. In addition, based on the consolidated evaluation of income taxes, it was determined that EBDT would exclude all deferred income taxes instead of just those attributable to the Real Estate Groups. All amounts in the following table are presented in thousands:

(continued on next page)

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

N.	Segment Information (continued)

Reconciliation of EBDT to Net Earnings (Loss) by Segment:

Year Ended January 31, 2012	Commercial Group	Residential Group	Land Development Group	The Nets	Corporate	Total
EBDT	$325,063	$100,924	$8,541	$(26,814)	$(73,330)	$334,384
Depreciation and amortization – Real Estate Groups	(198,063)	(80,238)	(249)	-	-	(278,550)
Amortization of mortgage procurement costs – Real Estate Groups	(10,519)	(3,506)	(289)	-	-	(14,314)
Straight-line rent adjustment	6,382	255	-	-	-	6,637
Preference payment	(1,732)	-	-	-	-	(1,732)
Gain on disposition of partial interests in rental properties	15,410	2,255	-	-	-	17,665
Gain on disposition of unconsolidated entities	-	12,567	-	-	-	12,567
Impairment of real estate	(3,435)	(235)	(115,411)	-	-	(119,081)
Impairment of unconsolidated real estate	(40,284)	-	(41,902)	-	-	(82,186)
Allowance for projects under development revision (See note A)	700	300	-	-	-	1,000
Discontinued operations:
Depreciation and amortization – Real Estate Groups	(3,154)	-	-	-	-	(3,154)
Amortization of mortgage procurement costs – Real Estate Groups	(356)	-	-	-	-	(356)
Straight-line rent adjustment	571	-	-	-	-	571
Gain on disposition of rental properties	51,796	-	-	-	-	51,796
Impairment of real estate	(10,257)	-	-	-	-	(10,257)
Income tax benefit (expense):
Deferred income taxes	-	-	-	-	48,508	48,508
Current income taxes attributable to above dispositions	-	-	-	-	(49,984)	(49,984)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$132,122	$32,322	$(149,310)	$(26,814)	$(74,806)	$(86,486)
Preferred dividends	-	-	-	-	(15,400)	(15,400)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$132,122	$32,322	$(149,310)	$(26,814)	$(90,206)	$(101,886)
Year Ended January 31, 2011
EBDT	$277,480	$106,556	$2,376	$9,651	$(86,188)	$309,875
Depreciation and amortization – Real Estate Groups	(199,640)	(75,606)	(264)	-	-	(275,510)
Amortization of mortgage procurement costs – Real Estate Groups	(10,444)	(2,568)	(273)	-	-	(13,285)
Deferred taxes – Real Estate Groups	(12,600)	(3,002)	(591)	-	(19,095)	(35,288)
Straight-line rent adjustment	15,851	522	(8)	-	-	16,365
Preference payment	(2,341)	-	-	-	-	(2,341)
Gain on disposition of partial interests in rental properties, net of tax	106,943	18,083	-	-	-	125,026
Gain on disposition of unconsolidated entities, net of tax	3,436	10,926	-	-	-	14,362
Impairment of real estate, net of tax	(964)	-	(1,016)	-	-	(1,980)
Impairment of unconsolidated entities, net of tax	(30,115)	-	(13,817)	-	-	(43,932)
Allowance for projects under development revision (See note A)	(700)	(300)	-	-	-	(1,000)
Discontinued operations, net of tax:
Depreciation and amortization – Real Estate Groups	(9,896)	(636)	-	-	-	(10,532)
Amortization of mortgage procurement costs – Real Estate Groups	(1,043)	(13)	-	-	-	(1,056)
Deferred taxes – Real Estate Groups	(2,069)	(400)	-	-	-	(2,469)
Straight-line rent adjustment	1,795	-	-	-	-	1,795
Gain on disposition of rental properties	26,899	1,099	-	-	-	27,998
Impairment of real estate, net of tax	(49,980)	-	-	-	-	(49,980)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$112,612	$54,661	$(13,593)	$9,651	$(105,283)	$58,048
Preferred dividends	-	-	-	-	(11,807)	(11,807)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$112,612	$54,661	$(13,593)	$9,651	$(117,090)	$46,241

Year Ended January 31, 2010
EBDT	$286,420	$122,769	$12,828	$(28,674)	$(92,237)	$301,106
Depreciation and amortization – Real Estate Groups	(201,660)	(79,910)	(387)	-	-	(281,957)
Amortization of mortgage procurement costs – Real Estate Groups	(11,963)	(2,627)	(624)	-	-	(15,214)
Deferred taxes – Real Estate Groups	(11,860)	(12,010)	(7,987)	-	9,293	(22,564)
Straight-line rent adjustment	12,287	86	-	-	-	12,373
Preference payment	(2,341)	-	-	-	-	(2,341)
Gain on disposition of unconsolidated entities, net of tax	-	30,462	-	-	-	30,462
Impairment of real estate, net of tax	(2,174)	(897)	(2,381)	-	-	(5,452)
Impairment of unconsolidated entities, net of tax	(6,441)	(14,877)	(938)	-	-	(22,256)
Allowance for projects under development revision (See note A)	4,200	1,800	-	-	-	6,000
Discontinued operations, net of tax:
Depreciation and amortization – Real Estate Groups	(9,038)	(2,874)	-	-	-	(11,912)
Amortization of mortgage procurement costs – Real Estate Groups	(293)	(76)	-	-	-	(369)
Deferred taxes – Real Estate Groups	(1,581)	(874)	-	-	-	(2,455)
Straight-line rent adjustment	869	-	-	-	-	869
Gain on disposition of rental properties	2,784	-	-	-	-	2,784
Impairment of real estate, net of tax	(8,067)	(8,703)	-	-	-	(16,770)
Deferred gain on disposition of Lumber Group	-	-	-	-	718	718
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$51,142	$32,269	$511	$(28,674)	$(82,226)	$(26,978)

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

O.  Leases

The following tables include all lease obligations of the Company.

The Company as Lessor

The following table summarizes the minimum future rental income to be received on non-cancelable operating leases of commercial properties that generally extend for periods of more than one year.

Years Ending January 31,
(in thousands)

2013	$489,753
2014	493,171
2015	470,152
2016	443,499
2017	417,523
Later years	2,144,100
$4,458,198

Most of the commercial leases include provisions for reimbursements of other charges including real estate taxes, utilities and operating costs which are included in revenues from real estate operations. The following table summarizes total reimbursements.

Years Ended January 31,
(in thousands)

2012	$162,899
2011	$205,446
2010	$193,121

The Company as Lessee

The Company is a lessee under various operating leasing arrangements for real property and equipment. The most significant of these involve ground leases which expire between the years 2012 and 2100, excluding optional renewal periods. The Company is subject to participation payments under certain of its ground leases, the most significant of which are in Boston and New York City. These payments are triggered by defined events within the respective lease agreements and the timing and future amounts are not determinable by the Company.

Minimum fixed rental payments under long-term leases (over one year) in effect at January 31, 2012 are as follows.

Years Ending January 31,
(in thousands)

2013	$6,333
2014	5,605
2015	4,700
2016	4,648
2017	4,720
Later years	81,020
$107,026

The following table summarizes rent expense.

Years Ended January 31,
(in thousands)

2012	$8,763
2011	$19,428
2010	$25,614

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

P.  Commitments and Contingencies

The Company has various guarantees, including indirect guarantees of indebtedness of others. The Company believes the risk of payment under these guarantees, as described below, is remote and, to date, no payments have been made under these guarantees.

As of January 31, 2012, the Company has a guaranteed loan of $1,400,000 relating to the Company’s share of a bond issue made by the Village of Woodridge, relating to a Land Development Group project in suburban Chicago, Illinois. This bond issue guarantee terminates April 30, 2015, unless the bonds are paid sooner, and is limited to $500,000 in any one year. The Company also had outstanding letters of credit of $69,389,000 as of January 31, 2012. The maximum potential amount of future payments on the guaranteed loan and letters of credit the Company could be required to make is the total amounts noted above.

The Company has entered into certain partnerships whereby the outside investment partner is allocated certain tax credits. These partnerships typically require the Company to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive or the loss of allocated tax credits and tax losses. At January 31, 2012, the maximum potential payment under these tax indemnity guarantees was approximately $148,992,000. The Company believes that all necessary requirements for qualifications for such tax credits have been and will continue to be met and that the Company’s investment partners will be able to receive expense allocations associated with the properties. The Company does not expect to make any payments under these guarantees.

The Company’s mortgage loans are nonrecourse; however, in some cases, lenders carve out certain items from the nonrecourse provisions. These carve-out items enable the lenders to seek recourse if the Company or the joint venture engages in certain acts as defined in the respective agreements such as commit fraud, intentionally misapply funds, or intentionally misrepresent facts. The Company has also provided certain environmental guarantees. Under these environmental remediation guarantees, the Company must remediate any hazardous materials brought onto the property in violation of environmental laws. The maximum potential amount of future payments the Company could be required to make on the environmental guarantees is limited to the actual losses suffered or actual remediation costs incurred. A portion of these carve-outs and guarantees have been made on behalf of joint ventures and the Company believes any liability would not exceed its partners’ share of the outstanding principal balance of the loans in which these carve-outs and environmental guarantees have been made. At January 31, 2012, the outstanding balance of the partners’ share of these loans was approximately $753,978,000. The Company believes the risk of payment on the carve-out guarantees is mitigated, in most cases, by the fact that the Company manages the property, and in the event the Company’s partner did violate one of the carve-out items, the Company would seek recovery from its partner for any payments the Company would make. Additionally, the Company further mitigates its exposure through environmental insurance and other types of insurance coverage.

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

The Company customarily guarantees lien-free completion of projects under construction. Upon completion as defined, the guarantees are released. The Company currently provides the following completion guarantees on its completed projects and projects under construction and development (including unconsolidated properties):

	Total Costs	Percent Completed

	(dollars in thousands)

At January 31, 2012
Openings and acquisitions	$1,942,447	93%
Under construction	1,124,938	69%

Total Real Estate	$3,067,385	84%

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

P.	Commitments and Contingencies (continued)

Additionally, the Company has provided a guaranty of payment, performance and completion of certain obligations associated with certain Military Housing Privatization Initiative (“MHPI”) projects. These guarantees do not include a guaranty of available MHPI project sources and the Company cannot be compelled to replace a deficiency in available sources. In the event the guaranty were called upon, any money advanced by the Company would be replaced by appropriate sources available within the MHPI project. Inclusive of the available MHPI project sources, the Company believes its maximum net exposure to be $88,493,000 at January 31, 2012. Currently, the Company anticipates further MHPI project sources will cover this maximum exposure and future advances by the Company will not be required.

In addition to what is stated above, the Company has guaranteed the lender the lien free completion of certain horizontal infrastructure associated with certain land development projects. The maximum amount due by the Company under these completion guarantees is limited to $39,340,000.

The Company is also involved in certain claims and litigation related to its operations and development. Based on the facts known at this time, management has consulted with legal counsel and is of the opinion that the ultimate outcome of all such claims and litigation will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

In connection with the Company’s (through its subsidiary NS&E) August 2004 purchase of The Nets and its May 12, 2010 sale of an 80% interest in The Nets, the Company, certain subsidiaries and certain members have provided an indemnity guarantee to the NBA for any losses arising from the transaction, including the potential relocation of the team. The Company’s indemnity is effective as long as the Company owns an interest in the team. The indemnification provisions are standard provisions that are required by the NBA. The Company and the other indemnifying parties have insurance coverage of $100,000,000 in connection with this indemnity. The Company evaluated the indemnity guarantee and determined that the fair value of the Company’s known liability for its obligations under the guarantee was not material.

Certain ground leases include provisions requiring the Company to indemnify the ground lessor against claims or damages occurring on or about the leased property during the term of the ground lease. These indemnities generally were entered into prior to the effective date of accounting guidance related to guarantees; therefore, they have not been recorded in the Company’s consolidated financial statements at January 31, 2012. The maximum potential amount of future payments the Company could be required to make is limited to the actual losses suffered. The Company mitigates its exposure to loss related to these indemnities through insurance coverage.

The Company is party to an easement agreement under which it has agreed to indemnify a third party for any claims or damages arising from the use of the easement area in one of its development projects. The maximum potential amount of future payments the Company could be required to make is limited to the actual losses suffered. The Company mitigates its exposure to loss related to the easement agreement through insurance coverage.

The Company issued a $40,000,000 guaranty in connection with certain environmental testing and subsurface investigation work that was performed pursuant to a temporary entry license agreement issued by the Metropolitan Transportation Authority and the Long Island Rail Road Company in connection with the development of a mixed-use project in Brooklyn, New York. Under the terms of the license agreement, the sum of the guaranty could be reduced two years after completion of the work if no environmental response action was required, and remain in place in such reduced amount for an additional four years. The work was completed on July 16, 2006, and no environmental response action arose from the work. Accordingly, the guaranty was reduced to $30,000,000 and will remain in place until July 16, 2012. The Company is not aware of any further environmental work related to this project or guarantee that would have a material effect on its financial position, cash flows or results of operations.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Q.   Stock-Based Compensation

The Company’s 1994 Stock Plan (the “Plan”) permits the award of Class A stock options, restricted shares, performance shares and other equity awards to key employees and nonemployee directors of the Company. The aggregate maximum number of shares that may be issued under the Plan is 16,750,000 for all types of awards including 5,400,000 for restricted shares and performance shares.

As of January 31, 2012, the total number of shares available for granting of all types of awards was 4,289,404, of which 2,572,837 may be restricted shares or performance shares. The maximum annual award to an individual is 400,000 stock options, 225,000 restricted shares and 100,000 performance shares. Stock options have a maximum term of 10 years and are awarded with an exercise price at least equal to the market value of the stock on the date of grant. Class A common stock issued upon the exercise of stock options may be issued out of authorized and unissued shares or treasury stock. The Plan, which is administered by the Compensation Committee of the Board of Directors, does not allow the reduction of option prices without shareholder approval, except for the anti-dilution adjustments permitted by the Plan. The Company has not amended the terms of any previously issued equity award. All outstanding stock options have an exercise price equal to the fair market value of the underlying stock at the date of grant, a 10-year term, and graded vesting over three to four years. All outstanding restricted shares have graded vesting over three to four years.

The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Years Ended January 31,

	2012	2011	2010

	(in thousands)

Stock option costs	$2,606	$6,085	$8,472
Restricted stock costs	9,979	8,846	8,266

Total stock-based compensation costs	12,585	14,931	16,738
Less amount capitalized into qualifying real estate projects	(4,935)	(6,962)	(9,229)

Amount charged to operating expenses	7,650	7,969	7,509
Depreciation expense on capitalized stock-based compensation	1,246	602	417

Total stock-based compensation expense	$8,896	$8,571	$7,926

Deferred income tax benefit	$3,184	$2,935	$2,666

The amounts of stock-based compensation expensed at the date of grant for awards granted to retirement-eligible grantees during the years ended January 31, 2012, 2011 and 2010 were $1,022,000, $1,136,000 and $350,000, respectively. During the year ended January 31, 2012, previously recorded stock option costs in the amount of $1,622,000, most of which was previously capitalized into real estate projects, were reversed to reflect actual forfeitures in excess of estimated forfeitures.

The accounting guidance for share-based payment requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options or shares (excess tax benefits) to be classified as financing cash flows in the Consolidated Statements of Cash Flows. The Company records excess tax benefits only if the excess tax deductions reduce taxes payable computed on a with-and-without basis. There were no excess tax benefits recorded under this accounting guidance and classified as financing cash flows for the years ended January 31, 2012, 2011 and 2010.

Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted during the respective years.

	Years Ended January 31,
	2012	2011	2010

Risk-free interest rate	2.61%	2.79%	2.02%
Expected volatility	72.40%	71.51%	65.90%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	5.50	5.50	5.50

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Q.	Stock-Based Compensation (continued)

The risk-free interest rate was based on published yields of U.S. zero coupon bonds having a maturity date approximating the expected term of the options. Expected volatility was based on the historical volatility of the Company’s stock using the daily closing prices of the Company’s Class A common stock over a period of time equivalent to the expected term of the options. The expected dividend yield was based on the Company’s recent annual dividend divided by the average price of the Company’s Class A common stock during that period. Historical plan experience was used to estimate the expected term of options granted.

The following table provides a summary of stock option activity for the year ended January 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value (in thousands)

Outstanding at January 31, 2011	4,126,678	$36.76
Granted	473,519	$17.72
Exercised	(15,807)	$12.22
Forfeited/expired	(162,147)	$44.54

Outstanding at January 31, 2012	4,422,243	$34.53	5.10	$1,480

Options exercisable (fully vested) at January 31, 2012	3,189,378	$40.79	3.91	$520

The weighted average grant-date fair value of stock options granted during the years ended January 31, 2012, 2011 and 2010 was $11.20, $9.99 and $4.56, respectively. The total intrinsic value of stock options exercised during the years ended January 31, 2012, 2011 and 2010 was $84,000, $389,000 and $72,000, respectively. Cash received from stock options exercised during the years ended January 31, 2012, 2011 and 2010 was $195,000, $2,621,000 and $128,000, respectively. There was no income tax benefit realized as a reduction of income taxes payable from stock options exercised during the years ended January 31, 2012, 2011 and 2010. At January 31, 2012, there was $5,100,000 of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.66 years.

Restricted Stock

The following table provides a summary of restricted stock activity for the year ended January 31, 2012:

	Shares	Weighted Average Grant-Date Fair Value

Unvested shares at January 31, 2011	1,570,138	$17.16
Granted	730,554	$17.72
Vested	(343,125)	$24.78
Forfeited	(62,542)	$16.57

Unvested shares at January 31, 2012	1,895,025	$16.02

Restricted stock represents a grant of Class A common stock to key employees and nonemployee directors subject to restrictions on disposition, transferability and risk of forfeiture, while having the rights to vote the shares and receive dividends. The restrictions generally lapse on the second, third and fourth anniversary of the date of grant. Grants that have graded vesting over three years lapse one-third on each anniversary of the date of grant. Restricted shares subject to the restrictions mentioned above are considered to be nonvested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. At January 31, 2012, all unvested shares of restricted stock were excluded from issued and outstanding shares of Class A common stock in the accompanying consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Q.	Stock-Based Compensation (continued)

The weighted average grant-date fair value of restricted stock granted during the years ended January 31, 2012, 2011 and 2010 was $17.72, $15.89 and $7.80, respectively. The total fair value of shares that vested during the years ended January 31, 2012, 2011 and 2010 was $8,503,000, $8,821,000 and $5,884,000, respectively. At January 31, 2012, there was $16,757,000 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 2.60 years.

In connection with the vesting of restricted stock during the years ended January 31, 2012, 2011 and 2010, the Company repurchased into treasury 90,104, 54,732 and 26,188 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $1,670,000, $786,000 and $133,000, respectively.

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

In June 2008, the Company granted 172,609 performance shares under the 1994 Stock Plan to selected key executives having a grant-date fair value of $36.38 per share. The performance shares vest if performance goals are achieved during the period from May 1, 2008 to January 31, 2012. The performance shares were granted at target levels and the ultimate number of shares earned ranged from 0% to 175% depending upon the degree the performance goals were met. The cost of this grant has not been recorded because the performance goals were not achieved.

R. Earnings Per Share

The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic EPS. The Class A Common Units, which are reflected as noncontrolling interests in the Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Class A Common Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with a put or conversion of the 2014 Senior Notes, 2016 Senior Notes, 2018 Senior Notes and Series A preferred stock are included in the computation of diluted EPS using the if-converted method. The loss from continuing operations attributable to the Company and the net loss attributable to the Company for the years ended January 31, 2012 and 2010 were allocated solely to holders of common stock as the participating security holders do not share in the losses.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

R.	Earnings Per Share (continued)

The reconciliation of the amounts used in the basic and diluted EPS computations is shown in the following table:

	Years Ended January 31,
	2012	2011	2010
Numerators (in thousands)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc.	$(109,818)	$79,940	$(14,208)
Dividends on preferred stock	(15,400)	(11,807)	-
Undistributed earnings allocated to participating securities	-	(2,183)	-

Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Basic	(125,218)	65,950	(14,208)
Undistributed earnings allocated to participating securities	-	2,183	-
Interest on convertible debt	-	4,438	-
Preferred distribution on Class A Common Units	-	1,433	-

Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Diluted	$(125,218)	$74,004	$(14,208)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(86,486)	$58,048	$(26,978)
Dividends on preferred stock	(15,400)	(11,807)	-
Undistributed earnings allocated to participating securities	-	(1,501)	-

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Basic	(101,886)	44,740	(26,978)
Undistributed earnings allocated to participating securities	-	1,501	-
Interest on convertible debt	-	4,438	-
Preferred distribution on Class A Common Units	-	1,433	-

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Diluted	$(101,886)	$52,112	$(26,978)

Denominators
Weighted average shares outstanding - Basic	168,170,650	155,485,243	139,825,349
Effect of stock options and restricted stock	-	550,730	-
Effect of convertible debt	-	13,755,158	-
Effect of convertible Class A Common Units	-	3,646,755	-
Weighted average shares outstanding - Diluted (1)	168,170,650	173,437,886	139,825,349

Earnings Per Share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Basic	$(0.74)	$0.42	$(0.10)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Diluted	$(0.74)	$0.43	$(0.10)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Basic	$(0.61)	$0.29	$(0.19)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Diluted (2)	$(0.61)	$0.30	$(0.19)

(1) a)

Incremental shares from dilutive options, restricted stock and convertible securities aggregating 45,856,959 and 12,065,194 for the years ended January 31, 2012 and 2010, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive due to the loss from continuing operations.

b)

Weighted-average options and restricted stock of 4,222,955, 4,447,652 and 4,520,436 for the years ended January 31, 2012, 2011 and 2010, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive. Weighted-average shares issuable upon the conversion of preferred stock and 2016 Senior Notes of 13,115,165 and 14,356,215, respectively, for the year ended January 31, 2011, were not included in the computation of diluted EPS because their effect is anti-dilutive under the if-converted method.

c)

Weighted-average performance shares for the years ended January 31, 2012, 2011 and 2010 were not included in the computation of diluted EPS because the performance criteria were not satisfied as of the end of the respective periods.

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

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

S.  Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Gain (Loss) on Extinguishment of Debt

Impairment of Real Estate

The Company reviews its real estate portfolio, including land held for development and sale, for impairment whenever events or changes indicate that its carrying value may not be recoverable. In cases where the Company does not expect to recover its carrying costs, an impairment charge is recorded. In order to determine whether the carrying costs are recoverable from estimated future undiscounted cash flows, the Company uses various assumptions that include future net operating income, estimated holding periods, risk of foreclosure and estimated cash proceeds received upon the disposition of the asset. If the carrying costs are not recoverable, the Company is required to record an impairment to reduce the carrying costs to estimated fair value. The assumptions used to estimate fair value are considered to be Level 2 or 3 inputs. The Company’s assumptions were based on current information. If the conditions mentioned above continue to deteriorate, or if the Company’s plans regarding its assets change, additional impairment charges may occur in the future.

The impairments recorded during the years ended January 31, 2012, 2011 and 2010 represent write-downs to the estimated fair value due to changes in events, such as a change in strategy for certain assets, a bona fide third-party purchase offer or changes in certain assumptions, including estimated holding periods and current market conditions and the impact of these assumptions to the properties’ estimated future cash flows.

The following table summarizes the Company’s impairment of real estate included in continuing operations.

		Years Ended January 31,
		2012	2011	2010
		(in thousands)

Land held for divestiture	Various	$115,654	$-	$-
Investment in triple net lease retail property	Portage, Michigan	3,435	-	3,552
Development property at Waterfront Station	Washington, D.C.	-	3,103	-
Gladden Farms (Land Project)	Marana, Arizona	-	650	2,985
Other		235	1,010	2,370
		$119,324	$4,763	$8,907

On January 31, 2012, the Board of Directors of the Company approved a strategic decision by senior management to reposition portions of the Company’s investment in the Land Development Group as part of a greater focus on core rental products in core markets. The Company’s Land Development Group buys and sells raw land, develops subdivisions and sells lots to homebuilders. The economic downturn, particularly in the housing market, has led to increased volatility in land projects, making it challenging to fit into the Company’s long-term strategic plan. The Company has approximately 35 active land projects, including 18 accounted for on the equity method, in which it is currently reviewing its divestiture options. The primary regions with active land projects that the Company is actively seeking to divest include the southwestern United States, Texas, North Carolina and Ohio. Accordingly, these land assets and related nonrecourse mortgage debt have been reclassified as held for sale on the Consolidated Balance Sheets at January 31, 2012. Held for sale assets are required to be recorded at fair value less cost to sell. As a result of the Company’s strategic decision to divest, it dramatically shortened the estimated holding periods of the land projects. This reduced estimate of future undiscounted cash flows was not sufficient to recover the carrying value of the assets, resulting in an impairment charge of $115,654,000 during the year ended January 31, 2012.

In addition, the Company had impairments related to consolidated real estate assets that were disposed of during the periods presented. The following table summarizes the Company’s impairment of real estate included in discontinued operations.

		Years Ended January 31,
		2012	2011	2010
		(in thousands)

250 Huron (Office Building)	Cleveland, Ohio	$10,257	$2,040	$-
Simi Valley Town Center (Regional Mall)	Simi Valley, California	-	76,962	-
Investment in triple net lease retail property	Pueblo, Colorado	-	2,641	-
Saddle Rock Village (Specialty Retail Center)	Aurora, Colorado	-	-	13,179
Two Sterling Glen supported-living apartment communities	Great Neck, New York and Glen Cove, New York	-	-	9,775
101 San Fernando (Apartment Community)	San Jose, California	-	-	4,440
		$10,257	$81,643	$27,394

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

S.	Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Gain (Loss) on Extinguishment of Debt (continued)

In 2008, 250 Huron, an office building located in Cleveland, Ohio was vacated by its single tenant, which occupied the entire building. A lease termination payment received by the Company was placed into escrow for the purpose of servicing the nonrecourse mortgage debt until new tenants for the building could be obtained. During 2010, the Company entered into an option to sell the building at a sales price that was below the carrying value, resulting in an impairment charge of $2,040,000 during the year ended January 31, 2011. Unable to obtain the necessary lender approval for the purchaser to assume the nonrecourse mortgage debt, the option to sell expired in August 2011. Subsequently, the Company received a notice of default from the loan servicer. As a result, the Company no longer intended to hold the property long term and dramatically shortened its estimated holding period. This reduced estimate of future undiscounted cash flows was not sufficient to recover the carrying value of the asset, resulting in an impairment charge of $10,257,000 during the year ended January 31, 2012. The impairment, which was recorded prior to the ultimate disposition, resulted in the carrying value of the real estate being less than the nonrecourse mortgage. During December 2011, the lender sold the nonrecourse mortgage debt to a third party with whom the Company entered into negotiations to transfer the property to in full satisfaction of the outstanding nonrecourse mortgage debt balance. During January 2012, the Company transferred the property to the new nonrecourse mortgage debt holder in full satisfaction of the debt. As a result, the Company recorded a gain on disposition of $9,428,000 for the year ended January 31, 2012. Upon disposition, the Company reclassified all revenues and expenses, as well as the gain to discontinued operations.

Occupancy levels and estimated future cash flows were significantly decreasing during 2010 at Simi Valley Town Center, a regional mall located in Simi Valley, California, due to the consolidation of two anchor stores at the property, greater competition than originally anticipated and the general economic downturn. The Company had ongoing discussions with the mortgage lender regarding the performance of the property and the expectation that it would be unable to generate sufficient cash flow to cover the debt service of the nonrecourse mortgage note. During the year ended January 31, 2011, the mortgage lender determined it wanted to exit the investment by selling the nonrecourse mortgage note and the Company agreed to transfer the property to the purchaser of the nonrecourse mortgage upon a sale. Based on these events and changes in circumstances, the Company dramatically shortened its estimated asset holding period. As a result, estimated future undiscounted cash flows were not sufficient to recover the carrying value and the asset was recorded at its estimated fair value resulting in an impairment charge of $76,962,000 during the year ended January 31, 2011. The impairment, which was recorded prior to the ultimate disposition in December 2010, resulted in the carrying value of the real estate being less than the nonrecourse mortgage. As a result, upon disposition, the Company recorded a gain of $46,802,000 for the year ended January 31, 2011. Upon disposition, the Company reclassified all revenues and expenses, as well as the gain to discontinued operations.

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

Impairment of Unconsolidated Entities

The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate that its carrying value in the investments may be in excess of fair value. An equity method investment’s value is impaired if management’s estimate of its fair value is less than the carrying value and the difference is deemed to be other-than-temporary. In order to arrive at the estimates of fair value, the Company uses varying assumptions that may include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, which are considered to be Level 3 inputs. For newly opened properties, assumptions also include the timing of initial lease up at the property and tenant improvements. In the event the initial lease up assumptions differ from actual results, estimated future discounted cash flows may vary resulting in impairment charges in future periods.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

S.	Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Gain (Loss) on Extinguishment of Debt (continued)

The following table summarizes the Company’s impairment of unconsolidated entities.

		Years Ended January 31,

		2012	2011	2010

		(in thousands)
Equity method investments in land entities	Various	$41,902	$-	$-
Specialty Retail Centers:
Village at Gulfstream Park	Hallandale Beach, Florida	35,674	35,000	-
Metreon	San Francisco, California	-	4,595	-
Commercial land and development rights	Cleveland, Ohio	4,610	-	-
Four Museum Park properties at Central Station	Chicago, Illinois	-	18,311	-
Office Buildings:
818 Mission Street	San Francisco, California	-	4,018	-
Bulletin Building	San Francisco, California	-	3,543	-
Millender Center	Detroit, Michigan	-	-	10,317
Pittsburgh Peripheral (Commercial Group Land Project)	Pittsburgh, Pennsylvania	-	-	7,217
Uptown Apartments	Oakland, California	-	-	6,781
Classic Residence by Hyatt (Supported-Living Apartments)	Yonkers, New York	-	-	3,152
Other		-	6,992	8,889

		$82,186	$72,459	$36,356

As mentioned earlier, the Company has made a strategic decision to divest of portions of its Land Development Group, which includes 18 land development projects accounted for on the equity method. During the customary due diligence in arriving at the strategic decision, the Company had in-depth interactions with industry consultants, brokers and other land owners. Based on the due diligence, it was apparent that land values for the residential housing market continued to deteriorate in the fourth quarter of 2011, specifically in the southwestern United States. The Company revised its assumptions used to arrive at the estimate of fair value, including future discounted cash flows, comparable sales prices and market discount rates by geographic region. As a result, the Company recorded an impairment charge of $41,902,000 during the year ended January 31, 2012.

The impairments recorded during the years ended January 31, 2012 and 2011 at Village at Gulfstream Park, a specialty retail center in Hallandale Beach, Florida represent other-than-temporary impairments in the Company’s equity method investment. The specialty retail center was fully opened in February 2010 and was leased during the general economic downturn which resulted in a longer initial lease up period than originally projected and increased rent concessions to the existing tenant base. Based on these conditions, management revised its estimate of future discounted cash flows, which are a key component in estimating fair value, resulting in an impairment charge of $35,000,000 during the year ended January 31, 2011. During the year ended January 31, 2012, the general economic conditions continued to negatively impact the operating results at the specialty retail center. The specialty retail center has continued to experience a slower than anticipated lease-up period and has not reached the expected level of cash flows used in previous estimates of fair value. Based on these conditions, management revised its estimate of future discounted cash flows downward. As a result, the Company’s equity method investment was recorded at its estimated fair value, resulting in an additional impairment charge of $35,674,000 during the year ended January 31, 2012.

The impairments recorded during the year ended January 31, 2011 at Central Station, a mixed-use land development project in Chicago, Illinois represent other-than-temporary impairments in the Company’s investments of four unconsolidated entities which hold investments in certain condominium buildings. Due to the continued price deterioration of the Chicago condominium market, the Company made a strategic business decision during the year ended January 31, 2011 to rent some of the condominium units. This decision combined with other changes in circumstances resulted in a reduction of estimated discounted cash flows expected from these entities which are a key component in the associated fair value estimates. As a result, the investments in the unconsolidated entities were recorded at these reduced estimated fair values as of January 31, 2011, resulting in the impairment charges during the year ended January 31, 2011.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

S.	Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Gain (Loss) on Extinguishment of Debt (continued)

Write-Off of Abandoned Development Projects

On a quarterly basis, the Company reviews each project under development to determine whether it is probable the project will be developed. If management determines that the project will not be developed, project costs are written off as an abandoned development project cost. The Company abandons certain projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or third party challenges related to entitlements or public financing. The Company wrote off abandoned development projects of $8,838,000, $9,195,000 and $20,739,000 for the years ended January 31, 2012, 2011 and 2010, respectively, which were recorded in operating expenses.

In addition, included in equity in earnings of unconsolidated entities are write-offs of $3,045,000 and $304,000 for the years ended January 31, 2011 and 2010, respectively, which represent the Company’s proportionate share of write-offs of abandoned development projects of equity method investments. The Company had no write-offs of abandoned development projects related to unconsolidated entities for the year ended January 31, 2012.

Gain (Loss) on Extinguishment of Debt

For the years ended January 31, 2012, 2011 and 2010, the Company recorded $9,590,000, $(21,035,000) and $36,569,000, respectively, as gain (loss) on extinguishment of debt. The gain for 2011 includes gains of $15,101,000 on extinguishment of nonrecourse mortgage debt at a mixed-use development project located in Las Vegas, Nevada, $5,329,000 related to the early extinguishment of Urban Development Action Grant loans on Avenue at Tower City Center, a specialty retail center located in Cleveland, Ohio. These gains were offset by non-tax deductible losses of $10,800,000 related to the exchange of a portion of the 2016 Senior Notes for Class A common stock.

The amounts for the year ended January 31, 2011 include a $31,689,000 loss related to the exchange of a portion of the Company’s 2016 Senior Notes for Class A common stock, offset by a $2,472,000 gain on early extinguishment of nonrecourse mortgage debt at Botanica on the Green and Crescent Flats, apartment communities located in Denver, Colorado, a $6,297,000 gain related to the exchange of a portion of the 2011, 2015 and 2017 Senior Notes for Series A preferred stock and a $1,896,000 gain on the early extinguishment of a portion of the 2011 and 2017 Senior Notes. For the year ended January 31, 2010, the amount primarily represents gains on early extinguishment of nonrecourse mortgage debt at an underperforming retail project, a land development project in Marana, Arizona, Gladden Farms, and the gain related to the exchange of a portion of the Company’s 2011 Senior Notes for 2014 Senior Notes.

T.   Discontinued Operations and Gain (Loss) on Disposition of Rental Properties

The following table lists rental properties included in discontinued operations:

Property	Location	Square Feet/ Number of Units	Period Disposed	Year Ended 1/31/2012	Year Ended 1/31/2011	Year Ended 1/31/2010

Commercial Group:
Ritz-Carlton hotel	Cleveland, Ohio	206 rooms	Q4-2011	Yes	Yes	Yes
250 Huron	Cleveland, Ohio	119,000 square feet	Q4-2011	Yes	Yes	Yes
Waterfront Station – East 4th & West 4th Buildings	Washington, D.C.	631,000 square feet	Q2-2011	Yes	Yes	Yes
Charleston Marriott hotel	Charleston, West Virginia	352 rooms	Q1-2011	Yes	Yes	Yes
Simi Valley Town Center	Simi Valley, California	612,000 square feet	Q4-2010	-	Yes	Yes
Investment in triple net lease retail property	Pueblo, Colorado	203,000 square feet	Q4-2010	-	Yes	Yes
Saddle Rock Village	Aurora, Colorado	294,000 square feet	Q3-2010	-	Yes	Yes
Grand Avenue	Queens, New York	100,000 square feet	Q1-2009	-	-	Yes

Residential Group:
101 San Fernando	San Jose, California	323 units	Q2-2010	-	Yes	Yes
Sterling Glen of Glen Cove	Glen Cove, New York	80 units	Q3-2009	-	-	Yes
Sterling Glen of Great Neck	Great Neck, New York	142 units	Q3-2009	-	-	Yes

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

T. Discontinued Operations and Gain (Loss) on Disposition of Rental Properties (continued)

The following table summarizes the operating results related to discontinued operations:

	Years Ended January 31,
	2012	2011	2010
	(in thousands)

Revenues from real estate operations	$29,099	$77,992	$68,728

Expenses
Operating expenses	20,171	47,121	46,013
Depreciation and amortization	4,339	13,289	12,149
Impairment of real estate	10,257	81,643	27,394
	34,767	142,053	85,556
Interest expense	(2,937)	(11,404)	(9,595)
Amortization of mortgage procurement costs	(762)	(2,127)	(371)
Interest income	2	14	60
Gain on disposition of rental properties	133,554	51,303	5,720

Earnings (loss) before income taxes	124,189	(26,275)	(21,014)

Income tax expense (benefit)
Current	11,139	2,491	(1,383)
Deferred	6,536	(15,002)	(6,705)
	17,675	(12,511)	(8,088)
Earnings (loss) from discontinued operations	106,514	(13,764)	(12,926)

Noncontrolling interests
Gain on disposition of rental properties	81,758	4,211	-
Operating earnings (loss) from rental properties	1,424	3,917	(156)
	83,182	8,128	(156)
Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc.	$23,332	$(21,892)	$(12,770)

The following table summarizes the pre-tax gain (loss) on disposition of rental properties:

	$000,00	$000,00	$000,00
	Years Ended January 31,
	2012	2011	2010
	(in thousands)

Office Buildings:
Waterfront Station – East 4th & West 4th Buildings	$111,738	$-	$-
250 Huron	9,428	-	-
Hotels:
Charleston Marriott	9,957	-	-
Ritz-Carlton	2,431	-	-
Simi Valley Town Center (Regional Mall)	-	46,802	-
101 San Fernando (Apartment Community)	-	6,204	-
Specialty Retail Centers:
Saddle Rock Village	-	(1,428)	-
Grand Avenue	-	-	4,548
Other	-	(275)	1,172
Total	$133,554	$51,303	$5,720

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

U. Class A Common Units

Master Contribution Agreement

The Company and certain of its affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of the Company, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) on August 14, 2006. Pursuant to the Master Contribution Agreement, on November 8, 2006, the Company issued Class A Common Units (“Units”) in a jointly-owned limited liability company to the BCR Entities in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. The Company accounted for the issuance of the Units in exchange for the noncontrolling interests under the purchase method of accounting. The Units may be exchanged for one of the following forms of consideration at the Company’s sole discretion: (i) an equal number of shares of the Company’s Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of the Company’s Class A common stock. The Company has no rights to redeem or repurchase the Units. At January 31, 2012 and 2011, 3,646,755 Units were outstanding. The carrying value of the Units of $186,021,000 is included as noncontrolling interests at January 31, 2012 and 2011.

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

In accordance with the terms of the Tax Protection Agreement, the Company paid BCR Entities $1,074,000 and $1,695,000 for tax indemnification during the years ended January 31, 2012 and 2011, respectively.

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

V.   Capital Stock

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

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

V. Capital Stock (continued)

On May 5, 2011, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2016 Senior Notes to exchange such notes for shares of the Company’s Class A common stock. In order to induce the holders to make the exchange, the Company agreed to increase the conversion rate from 71.8894 shares of Class A common stock per $1,000 principal amount of 2016 Senior Notes to 86.1073 shares, which factors in foregone interest to the holders among other inducements. Under the terms of the agreements, holders agreed to exchange $40,000,000 in aggregate principal amount of 2016 Senior Notes for a total of 3,444,293 shares of Class A common stock.

On January 27, 2011, the Company entered into separate, privately negotiated exchange agreements with certain holders of its 2016 Senior Notes to exchange the notes for shares of Class A common stock. In order to induce the holders to make the exchange, the Company agreed to increase the conversion rate from 71.8894 shares of Class A common stock per $1,000 principal amount of 2016 Senior Notes to 88.8549 shares, which factors in lost interest to the holders among other inducements. Under the terms of the agreements, holders agreed to exchange $110,000,000 in aggregate principal amount of 2016 Senior Notes for a total of 9,774,039 shares of Class A common stock.

In May 2009, the Company sold 52,325,000 shares of its Class A common stock in a public offering at a price of $6.60 per share, which included 6,825,000 shares issued as a result of the underwriters’ exercise of their over-allotment option in full. The offering generated net proceeds of $329,917,000 after deducting underwriting discounts, commissions and other offering expenses, which were used to reduce a portion of the Company’s outstanding borrowings under its then current bank revolving credit facility.

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

On March 4, 2010, the Company entered into separate, privately negotiated exchange agreements with certain holders of three separate series of the Company’s 2011, 2015 and 2017 Senior Notes. Under the terms of the agreements, these holders agreed to exchange their notes for a new issue of Series A preferred stock. Amounts exchanged in each series are as follows: $51,176,000 of 2011 Senior Notes, $121,747,000 of 2015 Senior Notes and $5,826,000 of 2017 Senior Notes, which were exchanged for $50,664,000, $114,442,000 and $4,894,000 of Series A preferred stock, respectively. The Company also issued an additional $50,000,000 of Series A preferred stock for cash pursuant to separate, privately negotiated purchase agreements. Net proceeds from the issuance, net of the cost of an equity call hedge transaction described below and offering expenses, were $26,900,000. The closing of the exchanges and the issuance described above occurred on March 9, 2010 and the Company issued approximately 4,400,000 shares of Series A preferred stock.

Holders may convert the Series A preferred stock at their option, into shares of Class A common stock, at any time. Upon conversion, the holder would receive approximately 3.3 shares of Class A common stock per $50 liquidation preference of Series A preferred stock, based on an initial conversion price of $15.12 per share of Class A common stock, subject to adjustment. The Company may elect to mandatorily convert some or all of the Series A preferred stock if the Daily Volume Weighted Average Price of its Class A common stock equals or exceeds 150% of the initial conversion price then in effect for at least 20 out of 30 consecutive trading days. If the Company elects to mandatorily convert some or all of the Series A preferred stock, the Company must make a dividend make-whole payment on the Series A preferred stock equal to the total value of the aggregate amount of dividends that would have accrued and become payable from March 2010 to March 2013, less any dividends already paid on the Series A preferred stock. The dividend make-whole payment is payable in cash or shares of the Company’s Class A common stock, or a combination thereof, at the Company’s option. In the event the Company does not declare and pay a Series A preferred stock dividend on a quarterly dividend payment date, as set forth in the Amended Articles of Incorporation of the Company, then such dividend shall accrue on a daily basis and accumulate to the extent not paid on such date, and the conversion rate of the Series A preferred stock will be subject to adjustment. In addition, the holders of the Series A preferred stock are entitled to elect one additional Director of the Company if dividends payable on such preferred stock are in arrears for eight consecutive or non-consecutive quarterly periods.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

V. Capital Stock (continued)

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

The Company declared and paid Series A preferred stock dividends of $15,400,000 and $11,807,000 during the year ended January 31, 2012 and 2011, respectively, to preferred shareholders. Undeclared Series A preferred stock dividends were approximately $1,925,000 at January 31, 2012. Effective February 1, 2012, the Company’s Board of Directors declared cash dividends on the outstanding shares of Series A preferred stock dividends of approximately $3,850,000 for the period from December 15, 2011 to March 14, 2012 to shareholders of record at the close of business on March 1, 2012, which will be paid on March 15, 2012.

In June 2010, the shareholders of the Company approved increasing the number of authorized shares of preferred stock to 20,000,000 shares.

Forest City Enterprises, Inc. and Subsidiaries

Quarterly Consolidated Financial Data (Unaudited)

Revenues from real estate operations and earnings (loss) before income taxes have been reclassified for consolidated operating properties disposed of and included in discontinued operations. The following quarterly consolidated financial data for each of the first three quarters of the year ended January 31, 2012 and the third quarter ended October 31, 2010 have been revised to reflect the correction of the error described in Note A.

	Quarter Ended
	January 31, 2012	October 31, 2011		July 31, 2011		April 30, 2011
		As Reported	As Revised	As Reported	As Revised	As Reported	As Revised

	(in thousands, except per share data)
Revenues from real estate operations	$281,249	$257,015	$257,015	$246,559	$246,559	$305,154	$305,154
Earnings (loss) before income taxes	$(132,245)	$(1,052)	$948	$(19,681)	$(17,681)	$40,591	$38,591
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(109,236)	$(41,875)	$(40,651)	$4,284	$5,508	$43,717	$42,493
Basic net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders per common share(1)	$(0.65)	$(0.25)	$(0.24)	$0.02	$0.03	$0.26	$0.25
Diluted net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders per common share(1)	$(0.65)	$(0.25)	$(0.24)	$0.02	$0.03	$0.24	$0.23

	Quarter Ended
	January 31, 2011	October 31, 2010		July 31, 2010	April 30, 2010
		As Reported	As Revised

	(in thousands, except per share data)

Revenues from real estate operations	$280,147	$282,806	$282,806	$290,029	$264,667
Earnings (loss) before income taxes	$(37,040)	$(4,887)	$(5,887)	$256,533	$(14,124)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(5,683)	$(50,641)	$(51,253)	$118,739	$(15,562)
Basic net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders per common share(1)	$(0.04)	$(0.33)	$(0.33)	$0.74	$(0.10)
Diluted net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders per common share(1)	$(0.04)	$(0.33)	$(0.33)	$0.62	$(0.10)

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

DISCLOSURE CONTROLS

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this annual report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2012.

In connection with the rules, the Company continues to review and document its disclosure controls and procedures, including the Company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with the business.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of the President and CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Our management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management has concluded that our internal control over financial reporting was effective as of January 31, 2012.

The effectiveness of our internal control over financial reporting as of January 31, 2012 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP, as stated in their report, which appears on page 82 of this Annual Report on Form 10-K.

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

Respectfully,

/s/ David J. LaRue
David J. LaRue President and Chief Executive Officer

/s/ Robert G. O’Brien
Robert G. O’Brien Executive Vice President and Chief Financial Officer

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)

Information about our Directors will be contained in the “Election of Directors” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 13, 2012, and is incorporated herein by reference.

(b)	Pursuant to General Instruction G of Form 10-K and Item 401(b) of Regulation S-K, information about Executive Officers of the Company is reported in Part I of this Annual Report on Form 10-K.

(c)

The disclosure of delinquent filers, if any, under Section 16(a) of the Securities Exchange Act of 1934 will be contained in the “Section 16(a) Beneficial Ownership Reporting/Compliance” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 13, 2012, and is incorporated herein by reference.

The Company has a separately-designated standing audit committee. Information about the Company’s audit committee and the audit committee financial expert will be contained in the “Meetings and Committees of the Board of Directors” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 13, 2012, and are incorporated herein by reference.

The Company’s Code of Legal and Ethical Conduct can be found on the Company’s website at www.forestcity.net under “Investors - Corporate Governance” and is also available in print, free of charge, to any shareholder upon written request addressed to Corporate Secretary, Forest City Enterprises, Inc., Suite 1360, 50 Public Square, Cleveland, Ohio 44113. Additional information about the Company’s Code of Legal and Ethical Conduct will be contained in the “Corporate Governance” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 13, 2012, and is incorporated herein by reference. The Company intends to disclose on its website any amendment to, or waiver of, any provision of this code applicable to its directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or New York Stock Exchange.
Item 11. Executive Compensation

The information required by this item will be contained in the “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion & Analysis,” “Potential Payments Upon Termination” and “Executive Compensation Tables” sections of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 13, 2012, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the “Election of Directors,” “Principal Security Holders” and “Equity Compensation Plan Information” sections of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 13, 2012 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the “Corporate Governance – Independence Determinations” and “Certain Relationships and Related Transactions” sections of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 13, 2012, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in the “Independent Registered Public Accounting Firm Fees and Services” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 13, 2012, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a)	List of Documents filed as part of this report.

1.	Financial statements and supplementary data included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – January 31, 2012 and 2011

Consolidated Statements of Operations for the years ended January 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income (Loss) for the years ended January 31, 2012, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended January 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

Supplementary Data – Quarterly Consolidated Financial Data (Unaudited)

2.	Financial statements and schedules required by Part II, Item 8 are included in Part IV, Item 15(c):

Page No.
Schedule II – Valuation and Qualifying Accounts for the years ended January 31, 2012, 2011 and 2010	150
Schedule III – Real Estate and Accumulated Depreciation at January 31, 2012 with reconciliations for the years ended January 31, 2012, 2011 and 2010	151

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

3.	Exhibits – see (b) starting on page 145.

(b) Exhibits

Exhibit Number		Description of Document

3.1	-

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

3.2	-	Code of Regulations as amended August 11, 2010 (Corrected), incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 2011 (File No. 1-4372).

4.1	-

Senior Note Indenture, dated as of May 19, 2003, between Forest City Enterprises, Inc., as issuer, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 20, 2003 (File No. 1-4372).

4.2	-	Form of 7.625% Senior Note due 2015, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 20, 2003 (File No. 1-4372).

4.3	-	Form of 7.375% Senior Note due 2034, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed on February 10, 2004 (File No. 1-4372).

4.4	-	Form of 6.50% Senior Note due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 26, 2005 (File No. 1-4372).

4.5	-

Indenture, dated as of October 7, 2009, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, including as Exhibit A thereto, the Form of 3.625% Puttable Equity-Linked Senior Note due 2014, incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q for the quarter ended October 31, 2009 (File No. 1-4372).

4.5.1	-

First Supplemental Indenture, dated as of May 21, 2010, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, supplemental to Indenture dated as of October 7, 2009, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 26, 2010 (File No. 1-4372).

4.6	-

Indenture, dated as of October 26, 2009, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, including as Exhibit A thereto, the Form of 5.00% Convertible Senior Note due 2016, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 26, 2009 (File No. 1-4372).

4.7	-

Indenture, dated as of July 9, 2011, between Forest City Enterprises, Inc., an issuer, and The Bank of New York Mellon Company Trust Company, N.A., as trustee, including, as Exhibit A thereto, the Form of 4.25% Convertible Senior Note due 2018, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 19, 2011 (File No. 1-4372).

9.1	-

Voting Agreement, dated November 8, 2006, by and among Forest City Enterprises, Inc., RMS Limited Partnership, Powell Partners, Limited, Joseph M. Shafran and Bruce C. Ratner, incorporated by reference to Exhibit 9.1 to the Company’s Form 10-K for the year ended January 31, 2007 (File No. 1-4372).

+10.1	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 31, 2009 (File No. 1-4372).

Exhibit Number		Description of Document

+10.2	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.3	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.3.1	-

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

Employment Agreement, dated September 22, 2011, by and among Forest City Enterprises, Inc. and David J. LaRue, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 26, 2011 (File No. 1-4372).

+10.20	-

Agreement regarding death benefits entered into on May 31, 1999, between Forest City Enterprises, Inc. and David J. LaRue, incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended October 31, 2011 (File No. 1-4372).

+10.21	-

Employment Agreement, dated September 22, 2011, by and among Forest City Enterprises, Inc. and Robert G. O’Brien, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 26, 2011 (File No. 1-4372).

+10.22	-

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

+10.25.1	-

First Amendment to Employment Agreement, dated as of November 9, 2006, by and among Ronald A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.26	-

Employment Agreement, effective November 9, 2006, by and among Bruce C. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

10.27	-

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

10.28	-

Registration Rights Agreement by and among Forest City Enterprises, Inc. and the holders of BCR Units listed on Schedule A thereto dated November 8, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed on November 7, 2007 (Registration No. 333-147201).

10.29	-

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

10.29.1	-

Increase notice, dated as of April 21, 2011, pursuant to the third Amended and Restated Credit Agreement, dated as of March 30, 2011, by and among Forest City Rental Properties Corporation, as Borrower, KeyBank National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., as Document Agent and the banks named therein, incorporated by reference to Exhibit 10.28.1 to the Company’s Form 10-Q for the quarter ended April 30, 2011 (File No. 1-4372).

10.30	-

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

10.31	-

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

Exhibit Number		Description of Document

10.32	-

Pledge Agreement, dated as of January 29, 2010, by Forest City Rental Properties Corporation, Forest City Enterprises, Inc., KeyBank National Association, as Agent for itself and the other banks, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 4, 2010 (File No. 1-4372).

10.32.1	-

First Amendment to Pledge Agreement, dated as of March 30, 2011, by Forest City Rental Properties Corporation, Forest City Enterprises, Inc., KeyBank National Association, as Agent for itself and the other banks, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 5, 2011 (File No. 1-4372).

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

Nets Sports and Entertainment, LLC and Subsidiaries Consolidated Balance Sheet at June 30, 2010, and Consolidated Statement of Operations, Consolidated Statement of Members’ Equity, and Consolidated Statement of Cash Flows for the fiscal year then ended, including the Notes thereto.

**101	-

The following financial information from Forest City Enterprises, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Item 15. Financial Statements Schedules

(c) Financial Statements Schedules

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)

Allowance for doubtful accounts and notes receivable
January 31, 2012	$31,192	$5,439	$10,756	$25,875
January 31, 2011	$33,825	$7,242	$9,875	$31,192
January 31, 2010	$27,213	$12,977	$6,365	$33,825

Valuation reserve on other investments
January 31, 2012	$4,881	$287	$-	$5,168
January 31, 2011	$4,820	$61	$-	$4,881
January 31, 2010	$5,952	$182	$1,314	$4,820

Valuation allowances for deferred tax assets
January 31, 2012	$61,744	$1,962	$8,376	$55,330
January 31, 2011	$58,396	$8,932	$5,584	$61,744
January 31, 2010	$48,155	$13,959	$3,718	$58,396

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

Forest City Enterprises, Inc. and Subsidiaries

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of January 31, 2012			Accumulated Depreciation at January 31, 2012 (C)	Date of Construction/ Acquisition	Range of Lives on Which Depreciation in Latest Income Statement is Computed
Name	Location	Amount of Encumbrance at January 31, 2012	Land	Buildings and Improvements	Improvements and Carrying Costs	Land	Buildings and Improvements	Total (A)(B)

Office Buildings and Hotel
2 Hanson Place	Brooklyn, NY	$105,882	$-	$108,940	$3,661	$-	$112,601	$112,601	$16,858	2004	(1)
4930 Oakton	Skokie, IL	-	670	1,842	2,554	1,081	3,985	5,066	485	2006	(1)
Ballston Common Office Center	Arlington, VA	44,847	7,301	45,964	4,379	7,301	50,343	57,644	7,986	2005	(1)
Colorado Studios	Denver, CO	-	899	1,085	49	948	1,085	2,033	522	2007	(1)
Commerce Court	Pittsburgh, PA	25,045	3,432	20,873	1,581	3,432	22,454	25,886	5,878	2007	(1)
Edgeworth Building	Richmond, VA	18,830	942	29,353	894	942	30,247	31,189	3,107	2006	(1)
Eleven MetroTech Center	Brooklyn, NY	61,000	-	41,290	8,835	6,270	43,855	50,125	18,566	1995	(1)
Fairmont Plaza	San Jose, CA	63,524	-	74,624	10,234	4,065	80,793	84,858	24,512	1998	(1)
Fifteen MetroTech Center	Brooklyn, NY	250,000	3,762	163,414	8,488	-	175,664	175,664	29,026	2003	(1)
Halle Building	Cleveland, OH	11,565	503	9,776	60,770	4,819	66,230	71,049	35,148	1986	(1)
Harlem Center	Manhattan, NY	32,108	-	31,672	8,362	-	40,034	40,034	5,945	2003	(1)
Higbee Building	Cleveland, OH	14,713	2,452	21,261	58,187	4,962	76,938	81,900	9,804	1990	(1)
Illinois Science and Technology Park
- 4901 Searle (A)	Skokie, IL	21,589	837	16,227	4,347	1,674	19,737	21,411	2,311	2006	(1)
- 8025 Lamon (P)	Skokie, IL	5,455	978	6,426	18,627	1,957	24,074	26,031	1,988	2006	(1)
- 8030 Lamon (J)	Skokie, IL	-	1,325	17,376	19	1,325	17,395	18,720	694	2010	(1)
- 8045 Lamon (Q)	Skokie, IL	18,045	3,301	21,198	28,219	6,601	46,117	52,718	4,231	2007	(1)
Johns Hopkins-855 North Wolfe Street	East Baltimore, MD	70,280	7,314	76,318	8,434	7,314	84,752	92,066	6,035	2008	(1)
New York Times	Manhattan, NY	640,000	91,737	375,931	137,469	141,678	463,459	605,137	39,641	2007	(1)
Nine MetroTech Center North	Brooklyn, NY	63,000	-	64,303	4,250	380	68,173	68,553	20,478	1997	(1)
One MetroTech Center	Brooklyn, NY	169,231	-	212,153	49,375	23,543	237,985	261,528	94,856	1991	(1)
One Pierrepont Plaza	Brooklyn, NY	15,864	-	86,863	91,137	558	177,442	178,000	95,450	1988	(1)
Post Office Plaza (MK Ferguson)	Cleveland, OH	15,500	-	57,213	23,363	-	80,576	80,576	34,992	1990	(1)
Richmond Office Park	Richmond, VA	64,189	11,766	88,632	4,876	11,766	93,508	105,274	11,098	2007	(1)
Sheraton Station Square Hotel	Pittsburgh, PA	43,812	2,172	53,153	3,888	2,180	57,033	59,213	17,552	1998	(1)
Skylight Office Tower	Cleveland, OH	28,459	2,500	32,695	32,592	-	67,787	67,787	32,792	1991	(1)
Stapleton-3055 Roslyn	Denver, CO	4,684	225	7,523	728	225	8,251	8,476	868	2006	(1)
Ten MetroTech Center	Brooklyn, NY	73,500	3,680	95,234	5,350	9,265	94,999	104,264	46,948	1992	(1)
Terminal Tower	Cleveland, OH	35,247	-	29,422	78,546	-	107,968	107,968	51,241	1983	(1)
Twelve MetroTech Center	Brooklyn, NY	45,000	-	42,344	16,141	1,847	56,638	58,485	7,646	2004	(1)
Two MetroTech Center	Brooklyn, NY	63,249	-	155,280	(236)	7,137	147,907	155,044	60,275	1990	(1)
University of Pennsylvania	Philadelphia, PA	51,615	-	41,146	10,665	-	51,811	51,811	7,350	2004	(1)
Miscellaneous Investments	Various	8,355	3,815	83,375	1,398	3,982	84,606	88,588	16,708	Various	(1)

Office Buildings and Hotel Subtotal		$2,064,588	$149,611	$2,112,906	$687,182	$255,252	$2,694,447	$2,949,699	$710,991

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

Forest City Enterprises, Inc. and Subsidiaries

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of January 31, 2012			Accumulated Depreciation at January 31, 2012 (C)	Date of Construction/ Acquisition	Range of Lives on Which Depreciation in Latest Income Statement is Computed
Name	Location	Amount of Encumbrance at January 31, 2012	Land	Buildings and Improvements	Improvements and Carrying Costs	Land	Buildings and Improvements	Total (A)(B)
Retail
Antelope Valley Mall	Palmdale, CA	$98,641	$1,492	$58,028	$66,615	$10,073	$116,062	$126,135	$36,952	1999	(1)
Atlantic Center Site V	Brooklyn, NY	3,782	-	3,238	1,485	1,047	3,676	4,723	1,055	1998	(1)
Avenue at Tower City Center	Cleveland, OH	26,492	-	174,726	24,366	176	198,916	199,092	92,337	1990	(1)
Ballston Common Mall	Arlington, VA	46,957	170	18,069	66,452	442	84,249	84,691	41,289	1986	(1)
Brooklyn Commons	Brooklyn, NY	22,716	-	23,794	1,449	19,778	5,465	25,243	1,126	2004	(1)
Galleria at Sunset	Henderson, NV	152,015	14,965	161,893	-	30,799	146,059	176,858	34,496	1996	(1)
Mall at Robinson	Pittsburgh, PA	79,000	5,475	101,086	-	5,135	101,426	106,561	27,176	2001	(1)
Northfield at Stapleton	Denver, CO	43,401	4,830	80,687	83,220	24,907	143,830	168,737	20,919	2005	(1)
Orchard Town Center	Westminster, CO	62,856	31,129	99,139	12,815	31,129	111,954	143,083	12,476	2008	(1)
Promenade Bolingbrook	Bolingbrook, IL	74,621	20,271	95,390	21,504	20,985	116,180	137,165	14,391	2007	(1)
Promenade in Temecula	Temecula, CA	167,147	5,837	59,319	144,341	17,428	192,069	209,497	33,168	1999	(1)
Quartermaster Plaza	Philadelphia, PA	67,219	36,443	32,325	1,111	35,340	34,539	69,879	10,542	2004	(1)
Quebec Square	Denver, CO	25,000	1,616	20,615	7,690	2,080	27,841	29,921	6,077	2002	(1)
Shops at Wiregrass	Tampa, FL	118,440	28,842	109,587	1,248	35,109	104,568	139,677	11,750	2008	(1)
Short Pump Town Center	Richmond, VA	154,216	20,023	136,172	12,016	15,124	153,087	168,211	25,603	2003	(1)
South Bay Galleria	Redondo Beach, CA	121,117	1,297	108,236	24,630	8,144	126,019	134,163	28,477	1985	(1)
Station Square	Pittsburgh, PA	25,286	5,989	27,519	19,064	6,252	46,320	52,572	19,255	1994	(1)
Tower City Parking	Cleveland, OH	1,508	2,317	11,789	18,956	3,337	29,725	33,062	12,151	1990	(1)
Victoria Gardens	Rancho Cucamonga, CA	201,375	19,272	175,662	38,881	10,242	223,573	233,815	30,365	2004	(1)
Westchester's Ridge Hill	Yonkers, NY	157,194	77,892	192,147	-	77,892	192,147	270,039	3,706	2011	(1)
White Oak Village	Richmond, VA	54,099	23,738	39,758	1,467	24,429	40,534	64,963	5,599	2008	(1)
Miscellaneous Investments	Various	32,066	16,521	42,227	2,119	19,342	41,525	60,867	7,233	Various	(1)

Retail Subtotal		$1,735,148	$318,119	$1,771,406	$549,429	$399,190	$2,239,764	$2,638,954	$476,143

Apartments
100 Landsdowne Street	Cambridge, MA	$45,000	$728	$60,020	$(160)	$819	$59,769	$60,588	$10,359	2005	(1)
1251 S. Michigan	Chicago, IL	9,500	97	13,978	650	106	14,619	14,725	2,125	2006	(1)
American Cigar Company	Richmond, VA	11,530	1,395	23,533	405	1,356	23,977	25,333	3,192	2000	(1)
Ashton Mill	Cumberland, RI	17,290	2,885	33,844	9,137	3,242	42,624	45,866	6,455	2005	(1)
Brookview Place	Dayton, OH	3,294	155	4,588	-	155	4,588	4,743	3,360	1979	(1)
Cameron Kinney	Richmond, VA	14,000	2,340	23,206	3,175	2,468	26,253	28,721	3,287	2007	(1)
Cedar Place	Lansing, MI	3,988	399	7,000	27	399	7,027	7,426	3,168	1974	(1)
Consolidated-Carolina	Richmond, VA	21,290	1,028	30,425	1,374	1,032	31,795	32,827	5,892	2003	(1)
Cutter's Ridge at Tobacco Row	Richmond, VA	-	389	4,356	(130)	389	4,226	4,615	833	2006	(1)

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

Forest City Enterprises, Inc. and Subsidiaries

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of January 31, 2012			Accumulated Depreciation at January 31, 2012 (C)	Date of Construction/ Acquisition	Range of Lives on Which Depreciation in Latest Income Statement is Computed
Name	Location	Amount of Encumbrance at January 31, 2012	Land	Buildings and Improvements	Improvements and Carrying Costs	Land	Buildings and Improvements	Total (A)(B)

Apartments (continued)
Drake	Philadelphia, PA	28,169	1,353	38,104	8,097	1,353	46,201	47,554	11,373	1998	(1)
Easthaven at the Village	Beachwood, OH	26,456	7,919	39,768	7,241	8,081	46,847	54,928	16,260	1994	(1)
Emerald Palms	Miami, FL	24,908	3,311	27,017	4,519	3,070	31,777	34,847	11,737	1996	(1)
Forest Trace	Lauderhill, FL	38,907	4,356	41,505	1,411	4,463	42,809	47,272	11,856	2000	(1)
Foundry Lofts	Washington, D.C.	47,700	2,086	52,806	-	2,086	52,806	54,892	328	2011	(1)
Grand Lowry Lofts	Denver, CO	18,186	1,448	22,726	1,955	1,605	24,524	26,129	4,231	2000	(1)
Hamel Mill Lofts	Haverhill, MA	41,361	3,974	72,902	497	3,974	73,399	77,373	4,537	2008	(1)
Heritage	San Diego, CA	23,797	7,433	42,202	3,280	7,438	45,477	52,915	12,125	2002	(1)
Independence Place I	Parma Heights, OH	4,263	210	6,671	740	215	7,406	7,621	3,681	1973	(1)
Independence Place II	Parma Heights, OH	3,450	498	3,931	1,403	507	5,325	5,832	1,301	2003	(1)
Kennedy Biscuit Lofts	Cambridge, MA	20,600	716	23,645	3,672	719	27,314	28,033	13,786	1990	(1)
Knolls	Orange, CA	19,309	53	23,759	296	53	24,055	24,108	9,644	1995	(1)
Lofts 23	Cambridge, MA	6,256	221	17,026	52	314	16,985	17,299	3,314	2005	(1)
Lofts at 1835 Arch	Philadelphia, PA	20,478	2,076	27,430	11,887	2,082	39,311	41,393	8,834	2001	(1)
Lucky Strike	Richmond, VA	15,257	1,105	34,095	31	3,019	32,212	35,231	3,731	2008	(1)
Mercantile Place on Main	Dallas, TX	36,066	8,876	75,478	5,018	8,795	80,577	89,372	9,072	2008	(1)
Metro 417	Los Angeles, CA	44,888	8,545	67,326	4,094	8,545	71,420	79,965	10,677	2005	(1)
Metropolitan	Los Angeles, CA	38,900	4,420	36,557	9,410	4,458	45,929	50,387	20,417	1989	(1)
Midtown Towers	Parma, OH	13,615	1,215	11,091	10,317	1,268	21,355	22,623	8,075	1969	(1)
Millender Center	Detroit, MI	9,206	1,247	16,847	265	1,247	17,112	18,359	9,483	1985	(1)
Museum Towers	Philadelphia, PA	32,400	3,474	18,158	5,963	3,909	23,686	27,595	7,634	1997	(1)
North Church Towers	Parma Heights, OH	5,046	789	4,037	409	789	4,446	5,235	634	2009	(1)
One Franklintown	Philadelphia, PA	38,926	1,658	31,489	8,111	1,741	39,517	41,258	18,371	1988	(1)
Parmatown Towers and Gardens	Parma, OH	6,274	330	5,059	7,545	1,059	11,875	12,934	7,756	1972	(1)
Pavilion	Chicago, IL	55,425	5,250	29,505	11,733	5,265	41,223	46,488	9,991	1992	(1)
Perrytown Place	Pittsburgh, PA	4,802	463	6,898	1	463	6,899	7,362	3,566	1973	(1)
Presidio Landmark	San Francisco, CA	56,474	2,060	92,687	1,873	2,060	94,560	96,620	4,252	2010	(1)
Queenswood	Corona, NY	28,729	321	39,243	557	327	39,794	40,121	15,862	1990	(1)
Sky55	Chicago, IL	67,915	3,965	80,930	63	4,011	80,947	84,958	14,265	2006	(1)
Southfield	Whitemarsh, MD	15,099	3,260	8,318	12,621	3,335	20,864	24,199	5,410	2002	(1)
Town Center (Botanica on the Green & Crescent Flats)	Denver, CO	32,011	3,436	63,073	3,802	3,346	66,965	70,311	13,186	2004	(1)
Wilson Building	Dallas, TX	12,776	2,217	16,565	3,306	1,937	20,151	22,088	2,103	2007	(1)
Miscellaneous Investments	Various	45,035	966	26,614	36,677	999	63,258	64,257	15,120	Various	(1)

Apartments Subtotal		$1,008,576	$98,667	$1,304,412	$181,324	$102,499	$1,481,904	$1,584,403	$331,283

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

Forest City Enterprises, Inc. and Subsidiaries

Name			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of January 31, 2012			Accumulated Depreciation at January 31, 2012 (C)	Date of Construction/ Acquisition	Range of Lives on Which Depreciation in Latest Income Statement is Computed

	Location	Amount of Encumbrance at January 31, 2012	Land	Buildings and Improvements	Improvements and Carrying Costs	Land	Buildings and Improvements	Total (A)(B)

Land Held for Development and Sale
Stapleton	Denver, CO	$15,775	$77,298	$-	$-	$77,298	$-	$77,298	$-	Various	(1)

Leasehold Improvements and Other Equipment

Miscellaneous Investments	Various	$-	$-	$10,392	$-	$-	$10,392	$10,392	$8,086	Various	(1)
Construction Projects
Barclays Center Arena	Brooklyn, NY	$206,253	$-	$591,228	$-	$-	$591,228	$591,228	$-	Various	(1)
Botanica Eastbridge	Denver, CO	-	631	3,639	-	631	3,639	4,270	-	Various	(1)
Continental Building	Dallas, TX	6,596	1,950	18,628	-	1,950	18,628	20,578	-	Various	(1)
Johns Hopkins Parking Garage	East Baltimore, MD	775	1,600	8,450	-	1,600	8,450	10,050	-	Various	(1)
The Aster Town Center	Denver, CO	-	335	5,448	-	335	5,448	5,783	-	Various	(1)
The Yards - Boilermaker Shops	Washington, D.C.	-	24	7,550	-	24	7,550	7,574	-	Various	(1)
Westchester’s Ridge Hill	Yonkers, NY	330,533	34,024	533,881	-	34,024	533,881	567,905	-	Various	(1)
Development Projects
Atlantic Yards	Brooklyn, NY	260,627	678,229	-	-	678,229	-	678,229	-	Various	(1)
The Yards	Washington, D.C.	-	173	65,335	-	173	65,335	65,508	-	Various	(1)
Colorado Science + Technology Park at Fitzsimmons	Aurora, CO	-	1,750	22,402	-	1,750	22,402	24,152	-	Various	(1)
LiveWork Las Vegas	Las Vegas, NV	-	141,853	-	-	141,853	-	141,853	-	Various	(1)
The Science + Technology Park at Johns Hopkins	East Baltimore, MD	-	5,386	16,043	-	5,386	16,043	21,429	-	Various	(1)
Waterfront Station	Washington, D.C.	-	559	26,824	-	559	26,824	27,383	-	Various	(1)
Miscellaneous Investments	Various	11,568	20,805	142,232	-	20,805	142,232	163,037	-	Various	(1)

Construction and Development Subtotal		$816,352	$887,319	$1,441,660	$-	$887,319	$1,441,660	$2,328,979	$-
Total Real Estate		$5,640,439	$1,531,014	$6,640,776	$1,417,935	$1,721,558	$7,868,167	$9,589,725	$1,526,503
Land Held for Divestiture	Various	19,084	57,145	-	-	57,145	-	57,145	-		(1)

Total Real Estate Including Land Held for Divestiture		$5,659,523	$1,588,159	$6,640,776	$1,417,935	$1,778,703	$7,868,167	$9,646,870	$1,526,503

(A)	The aggregate cost at January 31, 2012 for federal income tax purposes was $8,666,129. For (B) and (C) refer to the following page.

(1)	Depreciation is computed based upon the following estimated useful lives:

Years
Building and improvements	50
Equipment and fixtures	5 – 15
Tenant improvements	Shorter of useful life or applicable lease term

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

	Years Ended January 31,
	2012	2011	2010
	(in thousands)
(B) Reconciliations of total real estate carrying value are as follows:
Balance at beginning of period	$11,166,539	$11,340,779	$10,648,573
Additions during period -
Improvements	874,614	744,415	889,440
Other additions, primarily as a result of change in accounting method of property	3,577	166,038	-
Other acquisitions	9,201	-	4,713

	887,392	910,453	894,153

Deductions during period -
Cost of real estate sold or retired	(422,342)	(187,069)	(151,637)
Cost of real estate in connection with disposal of partial interests	(404,893)	(514,533)	-
Other deductions, primarily as a result of change in accounting method of property	(1,579,826)	(383,091)	(50,310)

	(2,407,061)	(1,084,693)	(201,947)

Balance at end of period	$9,646,870	$11,166,539	$11,340,779

(C) Reconciliations of accumulated depreciation are as follows:
Balance at beginning of period	$1,614,399	$1,593,658	$1,419,271
Additions during period - Charged to profit or loss	181,865	197,120	204,935
Net other additions (deductions) during period - Acquisitions, retirements, sales or disposals	(269,761)	(176,379)	(30,548)

Balance at end of period	$1,526,503	$1,614,399	$1,593,658

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)

Date: April 2, 2012	BY:	/s/ David J. LaRue
(David J. LaRue, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* (Charles A. Ratner)	Chairman of the Board and Director	April 2, 2012

/s/ David J. LaRue (David J. LaRue)	President, Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2012

/s/ Robert G. O’Brien (Robert G. O’Brien)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 2, 2012

/s/ Charles D. Obert (Charles D. Obert)	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	April 2, 2012

* (James A. Ratner)	Executive Vice President and Director	April 2, 2012

* (Ronald A. Ratner)	Executive Vice President and Director	April 2, 2012

* (Brian J. Ratner)	Executive Vice President and Director	April 2, 2012

* (Bruce C. Ratner)	Executive Vice President and Director	April 2, 2012

* (Deborah Ratner Salzberg)	Director	April 2, 2012

* (Michael P. Esposito, Jr.)	Director	April 2, 2012

* (Scott S. Cowen)	Director	April 2, 2012

* (Arthur F. Anton)	Director	April 2, 2012

* (Joan K. Shafran)	Director	April 2, 2012

* (Louis Stokes)	Director	April 2, 2012

* (Stan Ross)	Director	April 2, 2012

* (Deborah L. Harmon)	Director	April 2, 2012

The Registrant plans to distribute to security holders a copy of the Annual Report and Proxy material on or about April 28, 2012.

*	The undersigned, pursuant to a Power of Attorney executed by each of the Directors and Officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this Form 10-K on behalf of each of the persons noted above, in the capacities indicated.

/s/ David J. LaRue	April 2, 2012
(David J. LaRue, Attorney-in-Fact)