Form 10-Q
period 2012-04-30
FOREST CITY ENTERPRISES INC
filed 2012-06-07
CIK 38067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

216-621-6060

Registrant’s telephone number, including area code

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

Class	Outstanding at May 31, 2012
Class A Common Stock, $.33 1/3 par value	150,848,084 shares
Class B Common Stock, $.33 1/3 par value	20,899,371 shares

Forest City Enterprises, Inc. and Subsidiaries

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	April 30, 2012
	(Unaudited)	January 31, 2012
	(in thousands)
Assets
Real Estate
Completed rental properties	$7,261,572	$7,183,448
Projects under construction and development	2,423,580	2,328,979
Land held for development and sale	80,185	77,298

Total Real Estate	9,765,337	9,589,725

Less accumulated depreciation	(1,561,063)	(1,526,503)

Real Estate, net—(variable interest entities $2,203.6 million and $2,103.8 million, respectively)	8,204,274	8,063,222

Cash and equivalents—(variable interest entities $23.2 million and $17.8 million, respectively)	287,678	217,486
Restricted cash and escrowed funds—(variable interest entities $ 190.4 million and $348.1million, respectively)	385,116	542,566
Notes and accounts receivable, net	375,974	406,244
Investments in and advances to unconsolidated entities	619,510	609,079
Other assets—(variable interest entities $132.0 million and $130.8 million, respectively)	600,570	608,541
Land held for divestiture	58,114	57,145

Total Assets	$10,531,236	$10,504,283

Liabilities and Equity
Liabilities
Mortgage debt and notes payable, nonrecourse—(variable interest entities $1,144.9 million and $1,122.0 million, respectively)	$5,671,705	$5,640,439
Bank revolving credit facility	—	—
Senior and subordinated debt—(variable interest entities $29.0 million as of each period)	1,038,610	1,038,529
Accounts payable, accrued expenses and other liabilities—(variable interest entities $187.3 million and $171.0 million, respectively)	1,068,924	1,112,462
Cash distributions and losses in excess of investments in unconsolidated entities	278,756	279,708
Deferred income taxes	448,520	433,040
Mortgage debt and notes payable, nonrecourse of land held for divestiture	18,171	19,084

Total Liabilities	8,524,686	8,523,262

Redeemable Noncontrolling Interest	230,438	229,149

Commitments and Contingencies	—	—

Equity
Shareholders’ Equity
Preferred stock—7.0% Series A cumulative perpetual convertible, without par value, $50 liquidation preference; 6,400,000 shares authorized; 4,399,998 shares issued and outstanding	220,000	220,000
Preferred stock—without par value; 13,600,000 shares authorized; no shares issued	—	—
Common stock—$.33 1/3 par value
Class A, 371,000,000 shares authorized, 148,687,783 and 148,336,178 shares issued and 148,501,425 and 148,227,849 shares outstanding, respectively	49,563	49,445
Class B, convertible, 56,000,000 shares authorized, 20,911,371 and 20,934,335 shares issued and outstanding, respectively; 26,257,961 issuable	6,970	6,978

Total common stock	56,533	56,423
Additional paid-in capital	742,283	740,988
Retained earnings	590,891	571,989
Less treasury stock, at cost; 186,358 and 108,329 Class A shares, respectively	(3,043)	(1,874)

Shareholders’ equity before accumulated other comprehensive loss	1,606,664	1,587,526
Accumulated other comprehensive loss	(114,339)	(120,460)

Total Shareholders’ Equity	1,492,325	1,467,066

Noncontrolling interest	283,787	284,806

Total Equity	1,776,112	1,751,872

Total Liabilities and Equity	$10,531,236	$10,504,283

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended April 30,
	2012	2011
	(in thousands, except per share data)
Revenues from real estate operations	$296,652	$304,180

Expenses
Operating expenses	166,851	160,689
Depreciation and amortization	52,833	55,853
Impairment of real estate	1,381	4,835

	221,065	221,377

Interest expense	(58,516)	(66,181)
Amortization of mortgage procurement costs	(2,869)	(2,882)
Loss on extinguishment of debt	(719)	(296)

Interest and other income	10,679	15,507
Net gain on disposition of partial interests in rental properties	—	9,561

Earnings before income taxes	24,162	38,512

Income tax expense
Current	1,129	17,633
Deferred	8,444	116

	9,573	17,749

Equity in earnings of unconsolidated entities	3,773	19,994

Earnings from continuing operations	18,362	40,757

Discontinued operations, net of tax:
Operating earnings from rental properties	41	997
Gain on disposition of rental properties	5,370	5,719

	5,411	6,716

Net earnings	23,773	47,473

Noncontrolling interests
(Earnings) loss from continuing operations attributable to noncontrolling interests	(48)	598
Earnings from discontinued operations attributable to noncontrolling interests	(973)	(1,728)

	(1,021)	(1,130)

Net earnings attributable to Forest City Enterprises, Inc.	22,752	46,343

Preferred dividends	(3,850)	(3,850)

Net earnings attributable to Forest City Enterprises, Inc. common shareholders	$18,902	$42,493

Basic earnings per common share
Earnings from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	$0.08	$0.22
Earnings from discontinued operations attributable to Forest City Enterprises, Inc. common shareholders	0.03	0.03

Net earnings attributable to Forest City Enterprises, Inc. common shareholders	$0.11	$0.25

Diluted earnings per common share
Earnings from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	$0.08	$0.21
Earnings from discontinued operations attributable to Forest City Enterprises, Inc. common shareholders	0.03	0.02

Net earnings attributable to Forest City Enterprises, Inc. common shareholders	$0.11	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended April 30,
	2012	2011
	(in thousands)
Net earnings	$23,773	$47,473

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on investment securities (net of tax of $2 and $(8), respectively)	(5)	14
Foreign currency translation adjustments (net of tax of $(89) and $(128), respectively)	142	202
Unrealized net gains (losses) on interest rate derivative contracts (net of tax of $(3,786) and $271, respectively)	5,988	(554)

Total other comprehensive income (loss), net of tax	6,125	(338)

Comprehensive income	29,898	47,135
Comprehensive income attributable to noncontrolling interest	(1,025)	(1,067)

Total comprehensive income attributable to Forest City Enterprises, Inc.	$28,873	$46,068

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Equity

(Unaudited)

											Accumulated
	Preferred Stock		Common Stock				Additional				Other
	Series A		Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interest	Total
	(in thousands)
Balances at January 31, 2011	4,400	$220,000	144,252	$48,084	21,219	$7,073	$689,004	$673,875	21	$(259)	$(94,429)	$330,912	$1,874,260
Net earnings, net of $4,567 attributable to redeemable noncontrolling interest								(86,486)				90,485	3,999
Other comprehensive loss, net of tax											(26,031)	1,050	(24,981)
Purchase of treasury stock									90	(1,670)			(1,670)
Conversion of Class B to Class A shares			284	95	(284)	(95)							—
Issuance of Class A shares in exchange for Convertible Senior Notes due 2016			3,444	1,148			47,594						48,742
Restricted stock vested			343	114			(114)						—
Exercise of stock options			13	4			136		(3)	55			195
Preferred stock dividends								(15,400)					(15,400)
Stock-based compensation							12,585						12,585
Excess income tax deficiency from stock-based compensation							(812)						(812)
Redeemable noncontrolling interest adjustment							(6,887)						(6,887)
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries							(518)					(20,435)	(20,953)
Contributions from noncontrolling interests												6,087	6,087
Distributions to noncontrolling interests												(89,644)	(89,644)
Change to equity method of accounting for subsidiaries												(33,598)	(33,598)
Other changes in noncontrolling interests												(51)	(51)

Balances at January 31, 2012	4,400	$220,000	148,336	$49,445	20,935	$6,978	$740,988	$571,989	108	$(1,874)	$(120,460)	$284,806	$1,751,872
Net earnings, net of $1,691 attributable to redeemable noncontrolling interest								22,752				2,712	25,464
Other comprehensive income, net of tax											6,121	4	6,125
Purchase of treasury stock									79	(1,182)			(1,182)
Conversion of Class B to Class A shares			23	8	(23)	(8)							—
Restricted stock vested			329	110			(110)						—
Exercise of stock options							(7)		(1)	13			6
Preferred stock dividends								(3,850)					(3,850)
Stock-based compensation							4,531						4,531
Excess income tax deficiency from stock-based compensation							(139)						(139)
Redeemable noncontrolling interest adjustment							(2,980)						(2,980)
Contributions from noncontrolling interests												64	64
Distributions to noncontrolling interests												(2,694)	(2,694)
Change to equity method of accounting for subsidiary												(724)	(724)
Other changes in noncontrolling interests												(381)	(381)

Balances at April 30, 2012	4,400	$220,000	148,688	$49,563	20,912	$6,970	$742,283	$590,891	186	$(3,043)	$(114,339)	$283,787	$1,776,112

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended April 30,
	2012	2011
	(in thousands)
Net earnings	$23,773	$47,473
Depreciation and amortization	52,833	55,853
Amortization of mortgage procurement costs	2,869	2,882
Impairment of real estate	1,381	4,835
Write-offs of abandoned development projects	447	157
Loss on extinguishment of debt	719	296
Net gain on disposition of partial interests in rental properties	—	(9,561)
Deferred income tax expense	8,444	116
Equity in earnings of unconsolidated entities	(3,773)	(19,994)
Stock-based compensation expense	2,528	2,811
Amortization and mark-to-market adjustments of derivative instruments	(3,133)	(153)
Non-cash interest expense related to Senior Notes	81	557
Cash distributions from operations of unconsolidated entities	16,014	9,459
Discontinued operations:
Depreciation and amortization	—	2,538
Amortization of mortgage procurement costs	—	567
Deferred income tax expense	3,019	3,921
Gain on disposition of rental properties	(8,879)	(10,431)
Cost of sales of land included in projects under construction and development and completed rental properties	2,825	1,535
Increase in land held for development and sale	(5,337)	(9,957)
Decrease (increase) in notes and accounts receivable	22,527	(10,326)
Decrease (increase) in other assets	4,098	(9,794)
Increase in restricted cash and escrowed funds used for operating purposes	(1,392)	(536)
Decrease in accounts payable, accrued expenses and other liabilities	(42,338)	(14,802)

Net cash provided by operating activities	76,706	47,446

Cash Flows from Investing Activities
Capital expenditures	(196,354)	(167,698)
Payment of lease procurement costs	(2,049)	(2,932)
Decrease (increase) in other assets	4,662	(13,082)
Decrease in restricted cash and escrowed funds used for investing purposes	158,794	87,233
Proceeds from disposition of full or partial interests in rental properties	8,642	193,338
(Increase) decrease in investments in and advances to unconsolidated entities	(21,645)	7,563

Net cash (used in) provided by investing activities	(47,950)	104,422

Cash Flows from Financing Activities
Proceeds from nonrecourse mortgage debt and notes payable	210,957	101,444
Principal payments on nonrecourse mortgage debt and notes payable	(157,733)	(147,313)
Borrowings on bank revolving credit facility	75,000	250,075
Payments on bank revolving credit facility	(75,000)	(305,800)
Payment of transaction costs related to exchange of Convertible Senior Notes due 2016 for Class A common stock	—	(2,200)
Payment of deferred financing costs	(4,132)	(8,334)
Change in restricted cash and escrowed funds and book overdrafts	—	(10,590)
Purchase of treasury stock	(1,182)	(1,339)
Exercise of stock options	6	169
Dividends paid to preferred shareholders	(3,850)	(3,850)
Contributions from noncontrolling interests	64	38
Distributions to noncontrolling interests	(2,694)	(12,899)

Net cash provided by (used in) financing activities	41,436	(140,599)

Net increase in cash and equivalents	70,192	11,269
Cash and equivalents at beginning of period	217,486	193,372

Cash and equivalents at end of period	$287,678	$204,641

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Supplemental Non-Cash Disclosures:

The following table represents a summary of non-cash transactions primarily as a result of changes in consolidation methods due to the occurrence of triggering events including, but not limited to, the dispositions of partial interests of rental properties. Other non-cash transactions included in the table include acquisitions of partners noncontrolling interests, dispositions of properties whereby the nonrecourse mortgage debt is assumed by the buyer, change in construction payables, reclassification prior to sale of outlot land parcels from projects under construction and development or completed rental properties to land held for sale and the capitalization of stock-based compensation granted to employees directly involved with the development and construction of real estate.

	Three Months Ended April 30,
	2012	2011
	(in thousands)
Operating Activities
Increase in land held for development and sale	$(1,350)	$(5,690)
Decrease in notes and accounts receivable	2,535	29,345
Decrease in other assets	1,869	62,234
Decrease in restricted cash and escrowed funds	49	9,127
Increase in accounts payable and accrued expenses	7,533	20,645

Total effect on operating activities	$10,636	$115,661

Investing Activities
Increase in projects under construction and development	$(14,713)	$(14,628)
Decrease in completed rental properties	26,995	469,948
Increase in investments in and advances to affiliates	(809)	(42,659)

Total effect on investing activities	$11,473	$412,661

Financing Activities
Decrease in nonrecourse mortgage debt and notes payable	$(22,871)	$(532,841)
(Decrease) increase in additional paid-in capital	(1,116)	4,054
Increase in redeemable noncontrolling interest	2,980	619
Decrease in noncontrolling interest	(1,102)	(154)

Total effect on financing activities	$(22,109)	$(528,322)

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

A. Accounting Policies

Basis of Presentation

The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended January 31, 2012. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

Revision of Prior Period Financial Statements

Historically, the Company wrote-off specific development projects when management determined it was probable the specific project would not be developed. In addition, the Company recorded an allowance for estimated project development write-offs for projects under development that had not yet been abandoned (the “Allowance”). In connection with the preparation of its financial statements for the year ended January 31, 2012, the Company reconsidered the historical accounting policy related to the Allowance and determined that recording the Allowance was not in accordance with ASC 970-360-40 (Real Estate – Abandonments) and concluded that the reserve should be removed (“Allowance Revision”). The Company assessed the materiality of this error on prior periods’ financial statements in accordance with ASC 250 (SEC’s Staff Accounting Bulletin No. 99, Materiality), and concluded that the error was not material to any prior annual or interim periods, but the cumulative adjustment necessary to remove the Allowance would be material if the correction was recorded during the year ended January 31, 2012. Accordingly, in accordance with ASC 250 (SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”), the financial statements for the three months ended April 30, 2011, which are presented herein, have been revised. The following are selected line items from our financial statements illustrating the effect of the error correction thereon:

	As Reported (1)	Adjustment	As Revised
Consolidated Statement of Operations for the three months ended April 30, 2011	(in thousands, except per share data)
Operating expenses	$158,689	$2,000	$160,689
Deferred income tax expense (benefit)	892	(776)	116
Earnings (loss) from continuing operations	41,981	(1,224)	40,757
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	43,717	(1,224)	42,493
Basic earnings (loss) per common share from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	0.23	(0.01)	0.22
Diluted earnings per common share from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	0.21	—	0.21
Basic net earnings (loss) per common share attributable to Forest City Enterprises, Inc. common shareholders	0.26	(0.01)	0.25
Diluted net earnings (loss) per common share attributable to Forest City Enterprises, Inc. common shareholders	0.24	(0.01)	0.23

(1)	Adjusted to reflect the impact of discontinued operations (see Note L).

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

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

A. Accounting Policies (continued)

Variable Interest Entities

The Company’s VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, a hotel, land development and The Nets, a member of the National Basketball Association (“NBA”). As of April 30, 2012, the Company determined that it was the primary beneficiary of 32 VIEs representing 21 properties (16 VIEs representing 7 properties in the Residential Group, 14 VIEs representing 12 properties in the Commercial Group and 2 VIEs/properties in the Land Development Group). The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of April 30, 2012, the Company held variable interests in 60 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of its involvement with these unconsolidated VIEs is limited to the Company’s investments in those VIEs totaling approximately $67,000,000 at April 30, 2012. In addition, the Company consolidates a VIE which holds collateralized borrowings of $29,000,000 as of April 30, 2012.

Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”):

	April 30, 2012	January 31, 2012
	(in thousands)
Unrealized losses on securities	$452	$445
Unrealized losses on foreign currency translation	1,327	1,558
Unrealized losses on interest rate contracts (1)	185,150	194,928

	186,929	196,931
Noncontrolling interest and income tax benefit	(72,590)	(76,471)

Accumulated Other Comprehensive Loss	$114,339	$120,460

(1)

Included in the amounts as of April 30 and January 31, 2012 are $136,517 and $143,303, respectively, of unrealized losses on an interest rate swap associated with New York Times, an office building in Manhattan, New York, on its nonrecourse mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all-in lender interest rate of 6.40% (5.50% swap rate plus 0.90% lender spread) and expires in September 2017.

Noncontrolling Interest

Interests held by partners in consolidated entities are reflected in noncontrolling interest, which represents the noncontrolling interests’ share of the underlying net assets of the Company’s consolidated subsidiaries. Noncontrolling interest that is not redeemable is reported in the equity section of the Consolidated Balance Sheets.

Noncontrolling interests where the Company may be required to repurchase the noncontrolling interest at fair value under a put option or other contractual redemption requirement are reported in the mezzanine section of the Consolidated Balance Sheets between liabilities and equity, as redeemable noncontrolling interest. The Company adjusts the redeemable noncontrolling interest to redemption value (which approximates fair value) at each balance sheet date with changes recognized as an adjustment to additional paid-in capital (see Note F – Fair Value Measurements).

New Accounting Guidance

The following accounting pronouncements were adopted during the three months ended April 30, 2012:

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance on testing goodwill for impairment. This guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after performing a qualitative assessment, an entity determines that it is not more likely than not that the fair market value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is not necessary. If an entity concludes otherwise, it is then required to perform the first step of the two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance on February 1, 2012 did not impact the Company’s consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

A. Accounting Policies (continued)

In June 2011, the FASB issued an amendment to the accounting guidance for the presentation of comprehensive income. This guidance provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2011. The adoption of this guidance on February 1, 2012 did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued amendments to the accounting guidance on fair value measurement and disclosure requirements. This guidance results in common fair value measurement and disclosure requirements for financial statements prepared in accordance with GAAP and International Financial Reporting Standards. As a result, this guidance changes the wording used to describe many of the existing requirements for measuring fair value and for disclosing information about fair value measurements, but for many requirements the intent is not to change the existing application. Some of the guidance clarifies the FASB’s intent about the application of existing fair value measurement requirements or may change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2011. The required disclosures upon adoption of this guidance on February 1, 2012 are included in the Company’s consolidated financial statements.

In April 2011, the FASB issued an amendment to the guidance on accounting for transfers and servicing to improve the accounting for repurchase agreements and other agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The guidance specifies when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements, based upon whether the entity has maintained effective control over the transferred financial assets. This guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this guidance on February 1, 2012 did not impact the Company’s consolidated financial statements.

The following new accounting pronouncements will be adopted on the respective required effective dates:

In December 2011, the FASB issued an amendment to the accounting guidance on derecognition of in substance real estate. This guidance specifies that when a parent company (reporting entity) ceases to have a controlling financial interest (as described in the accounting guidance on Consolidation) in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance on property, plant and equipment to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. This guidance is effective for annual and interim reporting periods beginning on or after June 15, 2012. Early adoption is permitted. As this guidance is transactional based, the Company cannot estimate the impact on its consolidated financial statements.

In December 2011, the FASB issued an amendment to the accounting guidance that requires entities to disclose both gross and net information on financial instruments and transactions eligible for offset on the balance sheets and financial instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013. Early adoption is not permitted. The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.

B. Mortgage Debt and Notes Payable, Nonrecourse

The following table summarizes the composition of mortgage debt and notes payable, nonrecourse maturities including scheduled amortization and balloon payments as of April 30, 2012:

Fiscal Years Ending January 31,	Total Maturities	Scheduled Amortization	Scheduled Balloon Payments
	(in thousands)
2013	$1,207,169	$33,620	$1,173,549
2014	762,901	40,640	722,261
2015	319,939	33,220	286,719
2016	346,398	30,631	315,767
2017	420,636	23,749	396,887
Thereafter	2,632,833

Total	$5,689,876

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

C. Bank Revolving Credit Facility

The Company has a Third Amended and Restated Credit Agreement and a Third Amended and Restated Guaranty of Payment of Debt (collectively, the “Credit Facility”) which provides total available borrowings of $450,000,000. The Credit Facility matures on March 30, 2014 and provides for one, 12-month extension option, subject to certain conditions. Borrowings bear interest at LIBOR, subject to a floor of 100 basis points, plus 3.75%. Up to $100,000,000 of the available borrowings may be used, in the aggregate, for letters of credit and/or surety bonds. The Credit Facility has a number of restrictive covenants, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that the Company may incur and restrictions on the pledging of ownership interests in subsidiaries. Additionally, the Credit Facility contains certain development limitations and financial covenants, including the maintenance of minimum liquidity, certain debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as specified in the Credit Facility). At April 30, 2012, the Company was in compliance with all of these financial covenants.

The Company also has a First Amended Pledge Agreement (“Pledge Agreement”) with the banks party to the Credit Facility. The Pledge Agreement secures the Company’s obligations under the Credit Facility by granting a security interest to the bank group in its right, title and interest as a member, partner, shareholder or other equity holder of certain direct subsidiaries, including, but not limited to, its right to receive profits, proceeds, accounts, income, dividends, distributions or return of capital from such subsidiaries, to the extent the granting of such security interest would not result in a default under project level financing or the organizational documents of such subsidiary.

The following table summarizes the available credit on the Credit Facility:

	April 30, 2012	January 31, 2012
	(in thousands)
Maximum borrowings	$450,000	$450,000
Less outstanding balances:
Borrowings	—	—
Letters of credit	66,258	69,389
Surety bonds	—	—

Available credit	$383,742	$380,611

D. Senior and Subordinated Debt

The following table summarizes the Company’s senior and subordinated debt:

	April 30, 2012	January 31, 2012
	(in thousands)
Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	$199,213	$199,132
7.625% Senior Notes due 2015	178,253	178,253
5.000% Convertible Senior Notes due 2016	50,000	50,000
6.500% Senior Notes due 2017	132,144	132,144
4.250% Convertible Senior Notes due 2018	350,000	350,000
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	1,009,610	1,009,529

Subordinated Debt:
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Senior and Subordinated Debt	$1,038,610	$1,038,529

All of the Company’s senior notes are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to all existing and future secured indebtedness and other liabilities of the Company’s subsidiaries to the extent of the value of the collateral securing such other debt, including the Credit Facility. The indentures governing the senior notes contain covenants providing, among other things, limitations on incurring additional debt and payment of dividends. At April 30, 2012, the Company was in compliance with these financial covenants.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

E. Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned decreases in earnings and cash flows that may be caused by interest rate volatility. The Company’s strategy includes the use of interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. The Company enters into interest rate swaps to convert certain floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions, or forward starting swaps to hedge the changes in benchmark interest rates on forecasted financings. The Company enters into interest rate swap agreements for hedging purposes for periods that are generally one to ten years. Option products utilized include interest rate caps, floors and Treasury options. The use of these option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt. The caps and floors have typical durations ranging from one to three years while the Treasury options are for periods of five to ten years. The Company does not have any Treasury options outstanding at April 30, 2012.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. The Company primarily uses interest rate caps and swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any charges for ineffectiveness related to fully consolidated cash flow hedges during the three months ended April 30, 2012 and 2011. As of April 30, 2012, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $27,751,000, net of tax. However, the actual amount reclassified could vary due to future changes in fair value of these derivatives.

Fair Value Hedges of Interest Rate Risk

From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into a total rate of return swap (“TRS”) on various tax-exempt fixed-rate borrowings generally held by the Company and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require the Company and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At April 30, 2012, the SIFMA rate was 0.25%. Additionally, the Company and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowing, resulting in minimal financial impact to the Company and/or the Joint Ventures. At April 30, 2012, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $271,660,000. The underlying TRS borrowings are subject to a fair value adjustment (see Note F – Fair Value Measurements).

Nondesignated Hedges of Interest Rate Risk

The Company has entered into derivative contracts that are intended to economically hedge certain interest rate risk, even though the contracts do not qualify for or the Company has elected not to apply hedge accounting. In situations in which hedge accounting is discontinued, or not elected, and the derivative remains outstanding, the Company records the derivative at its fair value and recognizes changes in the fair value in the Consolidated Statements of Operations.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

E. Derivative Instruments and Hedging Activities (continued)

The Company enters into forward swaps to protect itself against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time the Company secures and locks an interest rate on an anticipated financing, it intends to simultaneously terminate the forward swap associated with that financing. At April 30, 2012, the Company had no forward swaps outstanding. The Company terminated a forward swap with a notional amount of $62,800,000 on February 1, 2011. This forward swap was not designated as a cash flow hedge. As such, the change in fair value of this swap was marked to market through earnings on a quarterly basis. Related to this forward swap, the Company recorded $229,000 for the three months ended April 30, 2011 as a reduction of interest expense.

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

	Fair Value of Derivative Instruments April 30, 2012
	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Accounts Payable and Accrued Expenses)
	Current Notional	Fair Value	Current Notional	Fair Value
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate caps	$—	$—	$—	$—
Interest rate swap agreements	—	—	898,595	141,145
TRS	28,100	791	243,560	10,116

Total derivatives designated as hedging instruments	$28,100	$791	$1,142,155	$151,261

Derivatives Not Designated as Hedging Instruments
Interest rate caps	$434,896	$17	$—	$—
Interest rate swap agreements	19,521	894	—	—
TRS	140,800	12,709	30,360	14,239

Total derivatives not designated as hedging instruments	$595,217	$13,620	$30,360	$14,239

	January 31, 2012
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate caps	$—	$—	$—	$—
Interest rate swap agreements	—	—	897,193	148,699
TRS	27,197	774	243,560	9,954

Total derivatives designated as hedging instruments	$27,197	$774	$1,140,753	$158,653

Derivatives Not Designated as Hedging Instruments
Interest rate caps	$435,201	$13	$—	$—
Interest rate swap agreements	19,521	1,083	—	—
TRS	141,703	9,534	30,360	15,367

Total derivatives not designated as hedging instruments	$596,425	$10,630	$30,360	$15,367

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

E. Derivative Instruments and Hedging Activities (continued)

The following tables presents the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in loss of unconsolidated entities and interest expense in the Consolidated Statements of Operations:

		Gain (Loss) Reclassified from Accumulated OCI
Derivatives Designated as Cash Flow Hedging Instruments	Gain (Loss) Recognized in OCI (Effective Portion)	Location on Consolidated Statements of Operations	Effective Amount	Ineffective Amount
	(in thousands)
Three Months Ended April 30, 2012
Interest rate caps, interest rate swaps and Treasury options	$8,725	Interest expense	$(967)	$—

Interest rate caps, interest rate swaps and Treasury options	—	Equity in loss of unconsolidated entities	(88)	2

Total	$8,725		$(1,055)	$2

Three Months Ended April 30, 2011
Interest rate caps, interest rate swaps and Treasury options	$(2,039)	Interest expense	$(691)	$—
Treasury options	—	Equity in loss of unconsolidated entities	(88)	—

Total	$(2,039)		$(779)	$—

The following table presents the impact of gains and losses in the Consolidated Statements of Operations related to derivative instruments:

	Net Gain (Loss) Recognized
	Three Months Ended April 30,
	2012	2011
	(in thousands)
Derivatives Designated as Fair Value Hedging Instruments
TRS (1)	$(145)	$1,482

Derivatives Not Designated as Hedging Instruments
Interest rate caps and interest rate swaps	$(205)	$(196)
TRS	4,303	1,040

Total	$4,098	$844

(1)

The net gain (loss) recognized in interest expense from the change in fair value of the underlying TRS borrowings was $145 and $(1,482) for the three months ended April 30, 2012 and 2011, respectively, offsetting the gain (loss) recognized on the TRS (see Note F – Fair Value Measurements).

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

E. Derivative Instruments and Hedging Activities (continued)

Credit-risk-related Contingent Features

The principal credit risk to the Company through its interest rate risk management strategy is the potential inability of the financial institution from which the derivative financial instruments were purchased to cover its obligations. If a counterparty fails to fulfill its obligation under a derivative contract, the Company’s risk of loss approximates the fair value of the derivative. To mitigate this exposure, the Company generally purchases its derivative financial instruments from the financial institution that issues the related debt, from financial institutions with which the Company has other lending relationships, or from financial institutions with a minimum credit rating of AA at the time the Company enters into the transaction.

The Company has agreements with its derivative counterparties that contain a provision under which the derivative counterparty could terminate the derivative obligations if the Company defaults on its obligations under the Credit Facility and designated conditions are fulfilled. In instances where the Company’s subsidiaries have derivative obligations that are secured by a mortgage, the derivative obligations could be terminated if the indebtedness between the two parties is terminated, either by loan payoff or default of the indebtedness. In addition, the Company has certain derivative contracts which provide that if the Company’s credit rating falls below certain levels, it may trigger additional collateral to be posted with the counterparty up to the full amount of the liability position of the derivative contracts. Also, certain subsidiaries have agreements that contain provisions whereby the subsidiaries must maintain certain minimum financial ratios.

As of April 30, 2012, the aggregate fair value of all derivative instruments in a liability position, prior to the adjustment for nonperformance risk of $14,517,000, is $180,017,000. The Company had posted collateral consisting primarily of cash and notes receivable of $81,779,000 related to all derivative instruments. If all credit risk contingent features underlying these agreements had been triggered on April 30, 2012, the Company would have been required to post collateral of the full amount of the liability position.

F. Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements are interest rate caps, interest rate swap agreements, TRS and borrowings subject to TRS (see Note E—Derivative Instruments and Hedging Activities). The Company’s impairment of real estate and unconsolidated entities are also subject to fair value measurements (see Note K - Impairment of Real Estate, Impairment of Unconsolidated Entities and Write-Off of Abandoned Development Projects and Note L – Discontinued Operations and Gain on Disposition of Rental Properties).

Financial Instruments Measured at Fair Value on a Recurring Basis

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

	XXXX,XX	XXXX,XX	XXXX,XX	XXXX,XX
	Fair Value Measurements April 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate caps	$—	$17	$—	$17
Interest rate swap agreements (positive fair value)	—	894	—	894
Interest rate swap agreements (negative fair value)	—	(4,628)	(136,517)	(141,145)
TRS (positive fair value)	—	—	13,500	13,500
TRS (negative fair value)	—	—	(24,355)	(24,355)
Fair value adjustment to the borrowings subject to TRS	—	—	9,325	9,325
Redeemable noncontrolling interest	—	—	(230,438)	(230,438)

Total	$—	$(3,717)	$(368,485)	$(372,202)

	January 31, 2012
	(in thousands)
Interest rate caps	$—	$13	$—	$13
Interest rate swap agreements (positive fair value)	—	1,083	—	1,083
Interest rate swap agreements (negative fair value)	—	(5,396)	(143,303)	(148,699)
TRS (positive fair value)	—	—	10,308	10,308
TRS (negative fair value)	—	—	(25,321)	(25,321)
Fair value adjustment to the borrowings subject to TRS	—	—	9,180	9,180
Redeemable noncontrolling interest	—	—	(229,149)	(229,149)

Total	$—	$(4,300)	$(378,285)	$(382,585)

The table below presents a reconciliation of all financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements
	Redeemable Noncontrolling Interest	Interest Rate Swaps	Net TRS	Fair value adjustment to the borrowings subject to TRS	Total TRS Related	Total
	(in thousands)
Three months ended April 30, 2012
Balance, February 1, 2012	$(229,149)	$(143,303)	$(15,013)	$9,180	$(5,833)	$(378,285)
Loss attributable to redeemable noncontrolling interest	1,691	—	—	—	—	1,691
Total realized and unrealized gains (losses):
Included in earnings	—	—	4,158	145	4,303	4,303
Included in other comprehensive income	—	6,786	—	—	—	6,786
Included in additional paid-in capital	(2,980)	—	—	—	—	(2,980)

Balance, April 30, 2012	$(230,438)	$(136,517)	$(10,855)	$9,325	$(1,530)	$(368,485)

Three months ended April 30, 2011
Balance, February 1, 2011	$(226,829)	$(102,387)	$(30,034)	$21,938	$(8,096)	$(337,312)
Loss attributable to redeemable noncontrolling interest	666	—	—	—	—	666
Total realized and unrealized gains (losses):
Included in earnings	—	—	2,522	(1,482)	1,040	1,040
Included in other comprehensive income	—	(1,750)	—	—	—	(1,750)
Included in additional paid-in capital	(619)	—	—	—	—	(619)

Balance, April 30, 2011	$(226,782)	$(104,137)	$(27,512)	$20,456	$(7,056)	$(337,975)

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

F. Fair Value Measurements (continued)

The following table presents quantitative information about the significant unobservable inputs used to estimate the fair value of financial instruments measured on a recurring basis as of April 30, 2012.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value April 30, 2012	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
Credit valuation adjustment of interest rate swap	$14,712	Potential future exposure	Credit spreads	2.72%(1) -4.25%
TRS	$(10,855)	Third party bond pricing	Bond quote	84.41-102.28	(1)
Fair value adjustment to the borrowings subject to TRS	$9,325	Third party bond pricing	Bond quote	84.41-100.79	(1)
Redeemable noncontrolling interest	$(230,438)	Discounted cash flows	Discount rate	10.3%

(1)	This fair value measurement was developed by third party service providers, subject to the Company’s corroboration for reasonableness.

Third party service providers involved in fair value measurements are evaluated for competency and qualifications on an ongoing basis. Internally developed fair value measurements, including unobservable inputs, are evaluated for reasonableness based on current transactions and experience in the real estate and capital markets.

The Company does not deem the impact of changes in unobservable inputs used to determine the fair market value of the CVA, TRS and fair value adjustment to the borrowings subject to TRS to be significant; however, changes in the discount rate used to determine the fair market value of the redeemable noncontrolling interest could have a significant impact on its fair market value.

Fair Value of Other Financial Instruments

The carrying amount of notes and accounts receivable and accounts payable, accrued expenses and other liabilities approximates fair value based upon the short-term nature of the instruments. The Company estimates the fair value of its debt instruments by discounting future cash payments at interest rates that the Company believes approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. The fair value of the Company’s debt instruments is classified as Level 2 in the fair value hierarchy.

The following table summarizes the fair value of nonrecourse mortgage debt and notes payable, bank revolving facility, senior and subordinated debt and nonrecourse mortgage debt and notes payable of land held for divestiture:

	April 30, 2012		January 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)		(in thousands)
Fixed Rate Debt	$4,622,503	$4,917,174	$4,458,214	$4,719,636
Variable Rate Debt	2,105,983	2,193,283	2,239,838	2,341,862

Total	$6,728,486	$7,110,457	$6,698,052	$7,061,498

G. Stock-Based Compensation

During the three months ended April 30, 2012, the Company granted 281,828 stock options, 784,935 shares of restricted stock and 301,954 performance shares under the Company’s 1994 Stock Plan. The stock options had a grant-date fair value of $9.24, which was computed using the Black-Scholes option-pricing model with the following assumptions: expected term of 5.5 years, expected volatility of 74.1%, risk-free interest rate of 1.1%, and expected dividend yield of 0%. The exercise price of the options is $14.74, which was the closing price of the underlying Class A common stock on the date of grant. The restricted stock had a grant-date fair value of $14.74 per share, which was the closing price of the Class A common stock on the date of grant.

At April 30, 2012, there was $6,045,000 of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.91 years, $25,309,000 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 3.09 years, and $4,352,000 of unrecognized compensation cost related to performance shares that is expected to be recognized over a weighted-average period of 3.67 years.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

G. Stock-Based Compensation (continued)

The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Three Months Ended April 30,
	2012	2011
	(in thousands)
Stock option costs	$1,602	$189
Restricted stock costs	2,830	3,053
Performance shares	99	—

Total stock-based compensation costs	4,531	3,242
Less amount capitalized into qualifying real estate projects	(2,003)	(431)

Amount charged to operating expenses	2,528	2,811
Depreciation expense on capitalized stock-based compensation	207	185

Total stock-based compensation expense	$2,735	$2,996

Deferred income tax benefit	$991	$1,118

The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the three months ended April 30, 2012 and 2011 was $726,000 and $1,022,000, respectively. During the three months ended April 30, 2011, previously recorded stock option costs in the amount of $1,622,000, most of which was previously capitalized into real estate projects, were reversed to reflect actual forfeitures in excess of estimated forfeitures.

In connection with the vesting of restricted stock during the three months ended April 30, 2012 and 2011, the Company repurchased into treasury 78,844 shares and 70,906 shares respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $1,182,000 and $1,339,000, respectively.

H. Commercial Group Land Sales

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

At January 31, 2011, the Company received a cash deposit of $8,550,000 on Parcel #1. During the three months ended April 30, 2011, the Company received an additional $33,950,000 of the Parcel #1 purchase price. With the receipt of this payment, the buyer’s initial and continuing investment on the sale of Parcel #1 was adequate for gain recognition under the full accrual method in accordance with accounting guidance for sales of real estate. As such, the entire sales price is included in revenues from real estate operations and the related cost of land is included in operating expenses, resulting in a gain on sale of $42,622,000 during the three months ended April 30, 2011. The final $2,500,000 of the Parcel #1 purchase price was received during the three months ended October 31, 2011.

As of January 31, 2012, the Company received total cash deposits of $7,000,000 of the Parcel #2 purchase price. The minimum initial investment related to Parcel #2 still had not been met and accordingly, the cash deposits were recorded as a deposit liability under the deposit method in accordance with accounting guidance for sales of real estate and included in accounts payable, accrued expenses and other liabilities at January 31, 2012.

During the three months ended April 30, 2012, the Company received cash proceeds of $33,000,000 representing the remaining Parcel #2 purchase price. With receipt of this payment, the buyer’s initial and continuing investment on the sale of Parcel #2 was adequate for gain recognition under the full accrual method in accordance with accounting guidance for sales of real estate. As such, the entire sales price is included in revenues from real estate operations and the related cost of land is included in operating expenses, resulting in a gain on sale of $36,484,000 during the three months ended April 30, 2012.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

I. Net Gain on Disposition of Partial Interests in Rental Properties

The net gain on disposition of partial interests in rental properties is comprised of the following:

	Three Months Ended April 30,
	2012	2011
	(in thousands)
New York Retail Joint Venture	$—	$9,561

	$—	$9,561

New York Retail Joint Venture

On March 29, 2011, the Company entered into joint venture agreements with an outside partner, an affiliated entity of Madison International Realty LLC. The outside partner invested in and received a 49% equity interest in 15 mature retail properties located in the New York City metropolitan area, 14 of which were formerly wholly-owned by the Company and one retail property that was owned 75% by the Company.

For its 49% equity interests, the outside partner invested cash and assumed debt of $244,952,000, representing 49% of the nonrecourse mortgage debt on the 15 properties. As of January 31, 2012, the Company received proceeds of $178,286,000, primarily in the form of a loan. Based on the net amount of cash received, the outside partner’s minimum initial investment requirement of 20% was not met. As such, the transaction did not qualify for full gain recognition under accounting guidance related to real estate sales. Therefore, the installment method of gain recognition was applied, resulting in a net gain on disposition of partial interest in rental properties of $9,561,000 during the three months ended April 30, 2011. As of April 30, 2012, the remaining gain of $114,465,000 continues to be deferred and is included in accounts payable, accrued expenses, and other liabilities. Transaction costs totaling $11,776,000, of which $5,779,000 relating to participation payments made to the ground lessors of two of the properties in accordance with the respective ground lease agreements did not qualify for deferral and were included in the calculation of the net gain on disposition of partial interests in rental properties recorded during the three months ended April 30, 2011. The 15 properties are adequately capitalized and do not contain the characteristics of a VIE. Based on this and the substantive participating rights held by the outside partner with regards to the properties, the Company concluded it appropriate to deconsolidate the entity and account for it under the equity method of accounting.

J. Income Taxes

Income tax expense for the three months ended April 30, 2012 and 2011 was $9,573,000 and $17,749,000, respectively. The difference in the recorded income tax expense versus the income tax expense computed at the statutory federal income tax rate is primarily attributable to state income taxes, utilization of state net operating losses, additional general business credits, changes to the valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.

The Company applies an estimated annual effective tax rate to its year-to-date earnings from operations to derive its tax provision for the quarter. Certain circumstances may arise which make it difficult for the Company to determine a reasonable estimate of its annual effective tax rate for the year. The Company’s projected marginal operating results, which include the gain related to the Commercial Group’s land sales as described in Note H, result in an effective tax rate that changes significantly with small variations in projected income or loss from operations or permanent differences and thus does not provide for a reliable estimate of the estimated annual effective tax rate. Therefore, in computing the Company’s income tax provision for the three months ending April 30, 2012 and 2011, the Company has excluded the gain on the Commercial Group’s land sales from its estimated annual effective tax rate calculation and has recognized the actual income tax expense related to the gain during the three months ended April 30, 2012 and 2011.

At January 31, 2012, the Company had a federal net operating loss carryforward for tax purposes of $170,233,000 that will expire in the years ending January 31, 2026 through January 31, 2032, a charitable contribution deduction carryforward of $30,401,000 that will expire in the years ending January 31, 2013 through January 31, 2017, General Business Credit carryovers of $20,212,000 that will expire in the years ending January 31, 2013 through January 31, 2032, and an alternative minimum tax (“AMT”) credit carryforward of $27,452,000 that is available until used to reduce federal tax to the AMT amount.

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

K. Impairment of Real Estate, Impairment of Unconsolidated Entities and Write-Off of Abandoned Development Projects

Impairment of Real Estate

The Company reviews its real estate portfolio, including land held for development and sale, for impairment whenever events or changes indicate that its carrying value may not be recoverable. In cases where the Company does not expect to recover its carrying costs, an impairment charge is recorded. During the three months ended April 30, 2012, the Company recorded an impairment of $1,381,000 related to an investment in a triple net lease retail property located in Portage, Michigan. During the three months ended April 30, 2011, the Company recorded an impairment of certain real estate assets of $4,835,000. This amount includes an impairment of real estate of $3,435,000 related to the Portage, Michigan triple net lease retail property investment and $1,400,000 related to Mill Creek, a land development project located in York County, South Carolina. These impairments represent write-downs to estimated fair value due to a change in events, such as a bona fide third-party purchase offer or changes in certain assumptions, including estimated holding periods and current market conditions and the impact of these assumptions to the properties’ estimated future cash flows, which represents Level 2 or Level 3 inputs.

The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the non-recurring impairment of real estate for the three months ended April 30, 2012:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value April 30, 2012	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
Impairment of real estate	$4,400	Indicative Bid	Indicative Bid	N/A(1)

(1)	This fair value measurement was developed by a third party source, subject to the Company’s corroboration for reasonableness.

Impairment of Unconsolidated Entities

The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate that its carrying value in the investments may be in excess of fair value. An equity method investment’s value is impaired if management’s estimate of its fair value is less than the carrying value and the difference is deemed to be other-than-temporary. In order to arrive at the estimates of fair value, the Company uses varying assumptions that may include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, which are considered to be Level 3 inputs. For newly opened properties, assumptions also include the timing of initial lease up at the property. In the event the initial lease up assumptions differ from actual results, estimated future discounted cash flows may vary resulting in impairment charges in future periods. The Company recorded no impairments of unconsolidated entities during both the three months ended April 30, 2012 or 2011.

Write-Off of Abandoned Development Projects

On a quarterly basis, the Company reviews each project under development to determine whether it is probable the project will be developed. If management determines that the project will not be developed, project costs are written off as an abandoned development project cost. The Company abandons certain projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or third party challenges related to entitlements or public financing. The Company wrote off abandoned development projects of $447,000 and $157,000 during the three months ended April 30, 2012 and 2011, respectively.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

L. Discontinued Operations and Gain on Disposition of Rental Properties

The following table lists rental properties included in discontinued operations:

Property	Location	Square Feet/ Number of Rooms	Period Disposed	Three Months Ended
				4/30/2012	4/30/2011
Commercial Group:
Quebec Square	Denver, Colorado	739,000 square feet	Q1-2012	Yes	Yes
Ritz-Carlton hotel	Cleveland, Ohio	206 rooms	Q4-2011	—	Yes
250 Huron	Cleveland, Ohio	119,000 square feet	Q4-2011	—	Yes
Waterfront Station – East 4th & West 4th Buildings	Washington, D.C.	631,000 square feet	Q2-2011	—	Yes
Charleston Marriott hotel	Charleston, West Virginia	352 rooms	Q1-2011	—	Yes

The following table summarizes the operating results related to discontinued operations:

	Three Months Ended April 30,
	2012	2011
	(in thousands)
Revenues from real estate operations	$324	$13,994

Expenses
Operating expenses	154	8,246
Depreciation and amortization	—	2,538

	154	10,784

Interest expense	(108)	(1,859)
Amortization of mortgage procurement costs	—	(567)

Gain on disposition of rental properties	8,879	10,431

Earnings before income taxes	8,941	11,215

Income tax expense
Current	511	578
Deferred	3,019	3,921

	3,530	4,499

Earnings from discontinued operations	5,411	6,716

Noncontrolling interest
Gain on disposition of rental properties	965	393
Operating earnings from rental properties	8	1,335

	973	1,728

Earnings from discontinued operations attributable to Forest City Enterprises, Inc.	$4,438	$4,988

The following table summarizes the pre-tax gain on disposition of rental properties:

	Three Months Ended April 30,
	2012	2011
	(in thousands)
Quebec Square (Specialty Retail Center)	$8,879	$—
Charleston Marriott (Hotel)	—	10,431

Total	$8,879	$10,431

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

The reconciliation of the amounts used in the basic and diluted EPS computations is shown in the following table.

	Three Months Ended April 30,
	2012	2011
Numerators (in thousands)
Earnings from continuing operations attributable to Forest City Enterprises, Inc.	$18,314	$41,355
Dividends on preferred stock	(3,850)	(3,850)
Undistributed earnings allocated to participating securities	(468)	(1,165)

Earnings from continuing operations attributable to Forest City Enterprises, Inc. common shareholders—Basic	13,996	36,340
Undistributed earnings allocated to participating securities	468	1,165
Interest on convertible debt	1,110	1,798
Preferred distribution on Class A Common Units	—	358

Earnings from continuing operations attributable to Forest City Enterprises, Inc. common shareholders—Diluted	$15,574	$39,661

Net earnings attributable to Forest City Enterprises, Inc.	$22,752	$46,343
Dividends on preferred stock	(3,850)	(3,850)
Undistributed earnings allocated to participating securities	(611)	(1,320)

Net earnings attributable to Forest City Enterprises, Inc. common shareholders—Basic	18,291	41,173
Undistributed earnings allocated to participating securities	611	1,320
Interest on convertible debt	1,110	1,798
Preferred distribution on Class A Common Units	—	358

Net earnings attributable to Forest City Enterprises, Inc. common shareholders—Diluted	$20,012	$44,649

Denominators
Weighted average shares outstanding—Basic	169,206,594	165,498,904
Effect of stock options and restricted stock	937,272	1,054,102
Effect of convertible debt	13,755,158	20,225,204
Effect of convertible Class A Common Units	3,646,755	3,646,755

Weighted average shares outstanding—Diluted (1)	187,545,779	190,424,965

Earnings Per Share
Earnings from continuing operations attributable to Forest City Enterprises, Inc. common shareholders—Basic	$0.08	$0.22
Earnings from continuing operations attributable to Forest City Enterprises, Inc. common shareholders—Diluted	$0.08	$0.21
Net earnings attributable to Forest City Enterprises, Inc. common shareholders—Basic	$0.11	$0.25
Net earnings attributable to Forest City Enterprises, Inc. common shareholders—Diluted	$0.11	$0.23

(1)

Weighted-average options, restricted stock and performance shares of 4,485,328 and 3,443,125 for the three months ended April 30, 2012 and 2011, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive under the treasury stock method. Weighted-average shares issuable upon the conversion of the 2018 and 2016 Senior Notes of 19,744,345, for the three months ended April 30, 2012 were not included in the computation of diluted EPS because their effect is anti-dilutive under the if-converted method. Weighted-average shares issuable upon conversion of preferred stock of 14,550,257 for the three months ended April 30, 2012 and 2011 were not included in the computation of diluted EPS because their effect is anti-dilutive under the if-converted method.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

N. Segment Information

The Company operates through three strategic business units and five reportable segments. The three strategic business units/reportable segments are the Commercial Group, Residential Group and Land Development Group (“Real Estate Groups”). The Commercial Group, the Company’s largest strategic business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group develops for-sale condominium projects and also owns interests in entities that develop and manage military family housing. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. On January 31, 2012, the Board of Directors of the Company approved a strategic decision by senior management to reposition or divest significant portions of the Company’s Land Development Group and is actively reviewing alternatives to do so. The remaining two reportable segments are Corporate Activities and The Nets, a member of the NBA in which the Company accounts for its investment on the equity method of accounting. The following tables summarize financial data for the Company’s five reportable segments. All amounts are presented in thousands.

	April 30, 2012	January 31, 2012
	Identifiable Assets
Commercial Group	$7,983,068	$7,970,069
Residential Group	2,021,987	2,022,135
Land Development Group	363,015	352,248
The Nets(1)	(5,794)	(3,836)
Corporate Activities	168,960	163,667

	$10,531,236	$10,504,283

	Three Months Ended April 30,		Three Months Ended April 30,
	2012	2011	2012	2011
	Revenues from Real Estate Operations		Operating Expenses
Commercial Group	$179,191	$196,334	$93,988	$97,539
Commercial Group Land Sales	40,000	46,252	3,516	2,521
Residential Group	65,305	53,504	44,939	36,777
Land Development Group	12,156	8,090	11,677	9,225
The Nets	—	—	—	—
Corporate Activities	—	—	12,731	14,627

	$296,652	$304,180	$166,851	$160,689

	Depreciation and Amortization Expense		Interest Expense
Commercial Group	$39,534	$41,995	$38,822	$45,224
Residential Group	12,863	13,445	4,348	6,214
Land Development Group	107	60	1,751	824
The Nets	—	—	—	—
Corporate Activities	329	353	13,595	13,919

	$52,833	$55,853	$58,516	$66,181

	Interest and Other Income		Capital Expenditures
Commercial Group	$3,799	$6,741	$170,139	$114,625
Residential Group	4,475	5,876	25,937	53,040
Land Development Group	2,360	2,841	42	13
The Nets	—	—	—	—
Corporate Activities	45	49	236	20

	$10,679	$15,507	$196,354	$167,698

(1)	The identifiable assets represent losses in excess of the Company’s investment basis in The Nets.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

N. Segment Information (continued)

The Company uses a measure defined as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) to report its operating results. EBDT is a non-GAAP measure and is defined as net earnings excluding the following items at the Company’s proportional share: i) gain (loss) on disposition of rental properties, divisions and other investments (net of tax); ii) the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) non-cash charges for real estate depreciation, amortization and amortization of mortgage procurement costs; iv) deferred income taxes; v) preferred payment which is classified as noncontrolling interest expense in the Consolidated Statements of Operations; vi) impairment of real estate (net of tax); vii) extraordinary items (net of tax); and viii) cumulative or retrospective effect of change in accounting principle (net of tax); and ix) revisions of prior period financial statements.

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

Reconciliation of EBDT to Net Earnings (Loss) by Segment:

Three Months Ended April 30, 2012	Commercial Group	Residential Group	Land Development Group	The Nets	Corporate Activities	Total
EBDT	$98,226	$32,779	$1,090	$(6,958)	$(22,705)	$102,432
Depreciation and amortization – Real Estate Groups	(49,178)	(21,131)	(108)	—	—	(70,417)
Amortization of mortgage procurement costs – Real Estate Groups	(2,839)	(758)	(26)	—	—	(3,623)
Straight-line rent adjustment	4,914	(82)	—	—	—	4,832
Impairment of real estate	(1,381)	—	—	—	—	(1,381)
Discontinued operations:
Straight-line rent adjustment	3	—	—	—	—	3
Gain on disposition of rental properties	7,914	—	—	—	—	7,914
Income tax benefit (expense):
Deferred income taxes	—	—	—	—	(11,463)	(11,463)
Current income taxes attributable to above dispositions	—	—	—	—	(5,545)	(5,545)

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$57,659	$10,808	$956	$(6,958)	$(39,713)	$22,752

Preferred dividends	—	—	—	—	(3,850)	(3,850)

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$57,659	$10,808	$956	$(6,958)	$(43,563)	$18,902

Three Months Ended April 30, 2011	Commercial Group	Residential Group	Land Development Group	The Nets	Corporate Activities	Total
EBDT	$115,279	$26,851	$1,106	$(304)	$(15,556)	$127,376
Depreciation and amortization – Real Estate Groups	(48,804)	(18,313)	(86)	—	—	(67,203)
Amortization of mortgage procurement costs – Real Estate Groups	(2,469)	(840)	(61)	—	—	(3,370)
Straight-line rent adjustment	2,051	(163)	—	—	—	1,888
Preference payment	(585)	—	—	—	—	(585)
Gain on disposition of partial interests in rental properties	9,561	—	—	—	—	9,561
Gain on disposition of unconsolidated entities	—	12,567	—	—	—	12,567
Impairment of real estate	(3,435)	—	(1,400)	—	—	(4,835)
Allowance for projects under development revision (See Note A)	(1,400)	(600)	—	—	—	(2,000)
Discontinued operations:
Depreciation and amortization – Real Estate Groups .	(1,626)	—	—	—	—	(1,626)
Amortization of mortgage procurement costs – Real Estate Groups	(262)	—	—	—	—	(262)
Straight-line rent adjustment	336	—	—	—	—	336
Gain on disposition of rental properties	10,038	—	—	—	—	10,038
Income tax benefit (expense):
Deferred income taxes .	—	—	—	—	(4,037)	(4,037)
Current income taxes attributable to above dispositions	—	—	—	—	(31,505)	(31,505)

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$78,684	$19,502	$(441)	$(304)	$(51,098)	$46,343

Preferred dividends	—	—	—	—	(3,850)	(3,850)

Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$78,684	$19,502	$(441)	$(304)	$(54,948)	$42,493

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

O. Preferred Stock

The Company declared and paid Series A preferred stock dividends of $3,850,000 during both the three months ended April 30, 2012 and 2011. Undeclared Series A preferred stock dividends were $1,925,000 at April 30, 2012. Effective May 1, 2012, the Company’s Board of Directors declared cash dividends on the outstanding shares of Series A preferred stock of approximately $3,850,000 for the period from March 15, 2012 to June 14, 2012 to shareholders of record at the close of business on June 1, 2012, which will be paid on June 15, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of Forest City Enterprises, Inc. and subsidiaries should be read in conjunction with the financial statements and the footnotes thereto contained in the annual report on Form 10-K for the year ended January 31, 2012.

RESULTS OF OPERATIONS

Corporate Description

We principally engage in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. We operate through three strategic business units and five reportable segments. The Commercial Group, our largest strategic business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group develops for-sale condominium projects and also owns interests in entities that develop and manage military family housing. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. On January 31, 2012, our Board of Directors approved a strategic decision by senior management to reposition or divest significant portions of our Land Development Group and is actively reviewing alternatives to do so. See further discussion under “Land Development Group” in this section.

Corporate Activities and The Nets, a member of the National Basketball Association (“NBA”) in which we account for our investment on the equity method of accounting, are other reportable segments of ours.

We have approximately $10.5 billion of consolidated assets in 28 states and the District of Columbia at April 30, 2012. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, New York, Philadelphia, the Greater San Francisco metropolitan area and the Greater Washington D.C. metropolitan area. We have offices in Albuquerque, Boston, Chicago, Dallas, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.

Significant milestones occurring during the first quarter of 2012 include:

•

The announcement that our Board of Directors has determined to reduce the authorized size of the Board from fifteen members to thirteen, effective with our Annual Meeting of Shareholders in June 2012 (“Annual Meeting”). Two non-independent directors, James A. Ratner and Joan K. Shafran, will complete their current terms and will not be re-nominated at the Annual Meeting. This planned change will allow for the election or appointment of an independent director, once a suitable candidate is identified, which is expected to result in a majority of independent directors serving on our Board;

•

The announcement that we will be changing our fiscal year end from January 31 to December 31, effective with the year ended December 31, 2013 and that we will begin reporting Funds From Operations beginning with our first quarter 2012 results;

•

The receipt of $33,000,000 from Rock Ohio Caesars Cleveland LLC, as the final installment of the previously announced $85,000,000 air and land rights sale related to the development of a casino in downtown Cleveland. In total, the transaction involved 16 acres of land and related air rights adjacent to Forest City’s Tower City Center mixed-use complex;

•

The sale of Quebec Square, a specialty retail center in Denver, Colorado for a sales price of $34,250,000. The sale generated net cash proceeds of approximately $8,500,000. The disposition of this specialty retail center is part of our retail strategy to divest non-core products;

•	The opening of our 80,000 square foot anchor tenant, Lord and Taylor, in April 2012 at Westchester’s Ridge Hill, a mixed-use retail project located in Yonkers, New York;

•	The opening of The Aster Town Center, a 85 unit apartment community located at our Stapleton project in Denver, Colorado;

•	The dedication of the newly completed Las Vegas City Hall, which we developed for the City of Las Vegas on a fee basis as part of a public-private partnership; and

•	Closing $149,210,000 in nonrecourse mortgage financing transactions.

In addition, subsequent to April 30, 2012, we achieved the following significant milestones:

•

The grand opening of the Horseshoe Casino on May 14, 2012, which occupies 303,000 square feet of space in the Higbee Building, which is adjacent to our Tower City Center mixed-use complex located in the heart of downtown Cleveland, Ohio and is the home of the first casino in the state; and

•	Addressing $202,482,000 of nonrecourse mortgage debt financings that would have matured during the year ended January 31, 2013, through closed transactions, commitments and/or automatic extensions.

Net Earnings Attributable to Forest City Enterprises, Inc. – Net earnings attributable to Forest City Enterprises, Inc. for the three months ended April 30, 2012 was $22,752,000 versus $46,343,000 for the three months ended April 30, 2011. Although we have substantial recurring revenue sources from our properties, we also enter into significant transactions, which create substantial variances in net earnings (loss) between periods. This variance to the prior year period is primarily attributable to the following decreases, which are net of noncontrolling interest:

•	$42,622,000 related to the 2011 sale of an approximate 6 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio;

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

•	$6,654,000 related to a 2012 increase in allocated losses from our equity investment in The Nets (see “The Nets” section of the MD&A);

•	$5,157,000 related to a decrease in income recognized on the sale of state and federal Historic Preservation Tax Credits and New Market Tax Credits in 2012 compared to 2011; and

•	$2,124,000 related to the 2011 gain on disposition of Charleston Marriott, a hotel in Charleston, West Virginia, offset by the 2012 gain on disposition of Quebec Square.

These decreases were partially offset by the following increases, net of noncontrolling interest:

•	$36,484,000 related to the 2012 sale of an approximate 10 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio;

•

$3,678,000 related to the change in fair market value of certain derivatives between the comparable periods, which was marked to market through interest expense as a result of the derivatives not qualifying for hedge accounting;

•	$3,454,000 related to the 2012 decrease in impairment charges of consolidated entities; and

•

$9,145,000 due to decreased income tax expense attributable to both continuing and discontinued operations primarily related to the fluctuations in earnings before income taxes and pre-tax earnings, including gains in discontinued operations. These fluctuations are primarily related to the various transactions discussed herein.

Net Operating Income

Net Operating Income (“NOI”) is defined as revenues (excluding straight-line rent adjustments) less operating expenses (including depreciation and amortization and amortization of mortgage procurement costs for non-real estate groups) plus interest income plus equity in earnings (loss) of unconsolidated entities (excluding gain on disposition and impairment of unconsolidated entities) plus interest expense, gain (loss) on early extinguishment of debt, depreciation and amortization of unconsolidated entities. We believe NOI provides us, as well as our investors, additional information about our core business operations and, along with earnings, is necessary to understand our business and operating results. A reconciliation between NOI and Net Earnings (Loss), the most comparable financial measure calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”), is presented below. Although NOI is not presented in accordance with GAAP, investors can use this non-GAAP measure as supplementary information to evaluate our business. NOI is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, our GAAP measures.

Reconciliation of Net Operating Income (non-GAAP) to Net Earnings (GAAP) (in thousands):

	Three Months April 30, 2012		Three Months April 30, 2011
Revenues from real estate operations		$296,652		$304,180
Exclude straight-line rent adjustment		(5,624)		(3,099)

Adjusted revenues		291,028		301,081
Add interest and other income		10,679		15,507
Add equity in earnings of unconsolidated entities	3,773		19,994
Exclude gain on disposition of unconsolidated entities	—		(12,567)
Exclude depreciation and amortization of unconsolidated entities	19,998		14,308
Exclude interest expense of unconsolidated entities	26,332		23,107

Total NOI from unconsolidated entities	50,103	50,103	44,842	44,842

Total adjusted revenues and NOI from unconsolidated entities		351,810		361,430
Operating expenses		166,851		160,689
Add back non-Real Estate depreciation and amortization		620		702
Exclude straight-line rent adjustment		(792)		(1,211)
Exclude preference payment		—		(585)

Adjusted operating expenses		166,679		159,595

Net operating income		185,131		201,835

Interest expense		(58,516)		(66,181)
Loss on early extinguishment of debt		(719)		(296)
Total NOI of unconsolidated entities		(50,103)		(44,842)
Net gain on disposition of rental properties and partial interests in rental properties		—		9,561
Impairment of consolidated real estate		(1,381)		(4,835)
Depreciation and amortization—Real Estate Groups		(52,213)		(55,151)
Amortization of mortgage procurement costs—Real Estate Groups		(2,869)		(2,882)
Straight-line rent adjustment		4,832		1,888
Preference payment		—		(585)

Earnings before income taxes		24,162		38,512

Income tax expense		(9,573)		(17,749)
Equity in earnings of unconsolidated entities		3,773		19,994

Earnings from continuing operations		18,362		40,757

Discontinued operations, net of tax		5,411		6,716

Net earnings		23,773		47,473

Noncontrolling interests
(Earnings) loss from continuing operations attributable to noncontrolling interests		(48)		598
Earnings from discontinued operations attributable to noncontrolling interests		(973)		(1,728)

Noncontrolling interests		(1,021)		(1,130)

Net earnings attributable to Forest City Enterprises, Inc.		$22,752		$46,343

Preferred dividends		(3,850)		(3,850)

Net earnings attributable to Forest City Enterprises, Inc. common shareholders		$18,902		$42,493

Net Operating Income by Product Type

Full Consolidation (dollars in thousands)

(1)	Includes limited-distribution subsidized senior housing.
(2)

Includes write-offs of abandoned development projects, non-capitalized development costs, non-capitalizable marketing/promotional costs associated with Barclays Center and unallocated management and service company overhead, net of tax credit income.

EBDT and FFO

We believe that Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”), along with net earnings, provides additional information about our core operations. While property dispositions, acquisitions or other factors can affect net earnings in the short-term, we believe EBDT presents a more consistent view of the overall financial performance of our business from period-to-period. EBDT has been used by the chief operating decision maker and management to assess performance and resource allocations by strategic business unit and on a consolidated basis. EBDT is similar, but not identical, to FFO (as defined below), a measure of performance used by publicly traded Real Estate Investment Trusts (“REITs”).

EBDT is defined as net earnings excluding the following items: i) gain (loss) on disposition of rental properties, divisions and other investments (net of tax); ii) the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) non-cash charges for real estate depreciation, amortization, and amortization of mortgage procurement costs; iv) deferred income taxes; v) preferred payment which is classified as noncontrolling interest expense on our Consolidated Statement of Operations; vi) impairment of real estate (net of tax); vii) extraordinary items (net of tax); viii) cumulative or retrospective effect of change in accounting principle (net of tax); and ix) revisions of prior period financial statements.

The majority of our peers in the publically traded real estate industry are REITs and report operations using Funds From Operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”). Although we are not a REIT, we feel it is important to publish this measure to allow for easier comparison of our performance to our peers. The major difference between us and our REIT peers is that we are a taxable entity and any taxable income we generate could result in payment of federal or state income taxes. Our REIT peers typically are not subject to federal or state income taxes, but must pay out a portion of their taxable income to shareholders. Due to our effective tax management policies, we have not historically been a significant payer of income taxes. This has allowed us to retain our internally generated cash flows but has also resulted in large expenses for deferred taxes as required by GAAP. The treatment of deferred taxes is the single biggest difference between EBDT and FFO. We intend to continue to report both EBDT and FFO during the fiscal year ending January 31, 2013. Effective February 1, 2013, we will only report FFO and remove deferred taxes and any other industry accepted exclusion to arrive at Adjusted FFO to be more comparable to our industry peers.

FFO is defined by NAREIT as net earnings excluding the following items: i) gain (loss) on disposition of rental properties, divisions and other investments (net of tax); ii) non-cash charges for real estate depreciation and amortization; iii) impairment of depreciable real estate (net of tax); iv) extraordinary items (net of tax); and v) cumulative or retrospective effect of change in accounting principle (net of tax).

The table below will illustrate the differences between FFO and our historical reporting of EBDT. The table will also reconcile these non-GAAP measures to net earnings, the most comparable GAAP measure.

	Three Months Ended April 30, 2012		Three Months Ended April 30, 2011
	FFO	EBDT	FFO	EBDT
	(in thousands)		(in thousands)
Net earnings attributable to Forest City Enterprises, Inc.	$22,752	$22,752	$46,343	$46,343
Depreciation and Amortization—Real Estate Groups	70,417	70,417	68,829	68,829
Impairment of depreciable rental properties	1,381	1,381	3,435	3,435
Gain on disposition of rental properties and partial interests in rental properties	(7,914)	(7,914)	(32,166)	(32,166)

Income tax expense (benefit) on non-operating earnings (loss)—current and deferred (1)
Gain on disposition of rental properties and partial interests in rental properties	3,052	3,052	12,467	12,467
Impairment of depreciable rental properties	(536)	(536)	(1,332)	(1,332)

Straight-line rent adjustments		(4,835)		(2,224)
Impairment of Land Group projects		—		1,400
Deferred taxes on impairment of Land Group projects (1)		—		(543)
Deferred income tax expense on operating earnings (1)		14,492		24,950
Amortization of mortgage procurement costs—Real Estate Groups		3,623		3,632
Preference payment		—		585
Allowance for projects under development revision		—		2,000

FFO/EBDT	$89,152	$102,432	$97,576	$127,376

EBDT and FFO (continued)

	Three Months Ended April 30, 2012		Three Months Ended April 30, 2011
	FFO	EBDT	FFO	EBDT
FFO/EBDT Per Share Data—Diluted
Numerator (in thousands):
FFO/EBDT	$89,152	$102,432	$97,576	$127,376
If-Converted Method (adjustments for interest, net of tax):
3.625% Puttable Senior Notes due 2014	1,110	1,110	1,110	1,110
5.00% Convertible Senior Notes due 2016	382	382	688	688
4.25% Convertible Senior Notes due 2018	2,277	2,277	—	—

FFO/EBDT for per share data	$92,921	$106,201	$99,374	$129,174

Denominator:
Weighted average shares outstanding—Basic	169,206,594	169,206,594	165,498,904	165,498,904
Effect of stock options and restricted stock	937,272	937,272	1,054,102	1,054,102
Effect of convertible preferred stock	14,550,257	14,550,257	14,550,257	14,550,257
Effect of convertible debt	33,499,503	33,499,503	20,225,204	20,225,204
Effect of convertible Class A Common Units	3,646,755	3,646,755	3,646,755	3,646,755

Weighted average shares outstanding—Diluted	221,840,381	221,840,381	204,975,222	204,975,222

FFO/EBDT Per Share	$0.42	$0.48	$0.48	$0.63

(1) The following table provides detail of Income Tax Expense (Benefit):

	Three Months Ended April 30,
	2012	2011
Current taxes
Operating earnings	$(3,736)	$(12,671)
Gain on disposition of rental properties and partial interests in rental properties	4,865	30,304

Subtotal	1,129	17,633

Discontinued operations
Operating earnings	(169)	(623)
Gain on disposition of rental properties and partial interests in rental properties	680	1,201

Subtotal	511	578

Total Current taxes	1,640	18,211

Deferred taxes
Operating earnings	14,302	24,540
Gain on disposition of rental properties and partial interests in rental properties	(5,322)	(22,549)
Impairment of depreciable rental properties	(536)	(1,332)
Impairment of Land Group projects	—	(543)

Subtotal	8,444	116

Discontinued operations
Operating earnings	190	410
Gain on disposition of rental properties and partial interests in rental properties	2,829	3,511

Subtotal	3,019	3,921

Total Deferred taxes	11,463	4,037

Grand Total	$13,103	$22,248

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, operating expenses, interest expense, equity in earnings (loss) of unconsolidated entities and impairment of unconsolidated entities by segment. See discussion of these amounts by segment in the narratives following the tables.

	Three Months Ended April 30,
	2012	2011	Variance
	(in thousands)
Revenues from Real Estate Operations
Commercial Group	$179,191	$196,334	$(17,143)
Commercial Group Land Sales	40,000	46,252	(6,252)
Residential Group	65,305	53,504	11,801
Land Development Group	12,156	8,090	4,066
The Nets	—	—	—
Corporate Activities	—	—	—

Total Revenues from Real Estate Operations	$296,652	$304,180	$(7,528)

Operating Expenses
Commercial Group	$93,988	$97,539	$(3,551)
Cost of Commercial Group Land Sales	3,516	2,521	995
Residential Group	44,939	36,777	8,162
Land Development Group	11,677	9,225	2,452
The Nets	—	—	—
Corporate Activities	12,731	14,627	(1,896)

Total Operating Expenses	$166,851	$160,689	$6,162

Interest Expense
Commercial Group	$38,822	$45,224	$(6,402)
Residential Group	4,348	6,214	(1,866)
Land Development Group	1,751	824	927
The Nets	—	—	—
Corporate Activities	13,595	13,919	(324)

Total Interest Expense	$58,516	$66,181	$(7,665)

Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$6,398	$2,922	$3,476
Residential Group	4,170	4,465	(295)
Gain on disposition of Metropolitan Lofts	—	9,964	(9,964)
Gain on disposition of Twin Lake Towers	—	2,603	(2,603)
Land Development Group	163	344	(181)
The Nets	(6,958)	(304)	(6,654)
Corporate Activities	—	—	—

Total Equity in Earnings (Loss) of Unconsolidated Entities	$3,773	$19,994	$(16,221)

Commercial Group

Revenues from real estate operations—Revenues from real estate operations for the Commercial Group, including the group’s land sales, decreased by $23,395,000, or 9.6%, for the three months ended April 30, 2012 compared to the same period in the prior year. The variance to the prior year is primarily attributable to the following decreases:

•	$45,000,000 related to the 2011 sale of an approximate 6 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio;

•

$17,508,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in March 2011 with an outside partner in 15 retail properties in the New York City metropolitan area;

•

$6,633,000 related to the change from full consolidation method of accounting to equity method for 8 Spruce Street, an apartment community in Manhattan, New York, in 2011 due to recapitalization transactions. The revenue for 2011 prior to the conversion to equity method of accounting on July 1, 2011 relates to amounts earned on a construction contract with the New York City School Construction Authority for the construction of a school on the lower floors at 8 Spruce Street. This represents a reimbursement of costs that is included in operating expenses; and

•

$3,914,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in October 2011 with an outside partner at the Mall at Stonecrest in Atlanta, Georgia.

These decreases were partially offset by the following increases:

•	$40,000,000 related to the 2012 sale of an approximate 10 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio;

•

$3,222,000 primarily related to increased occupancy at Two MetroTech Center in Brooklyn, New York, Johns Hopkins – 855 North Wolfe Street in East Baltimore, Maryland and Victoria Gardens in Rancho Cucamonga, California;

•	$3,145,000 related to the phased opening of Westchester’s Ridge Hill in Yonkers, New York; and

•	$1,624,000 related to increased revenues on a lease of 303,000 square feet of space in the Higbee Building in Cleveland, Ohio for a new casino.

Operating and Interest Expenses—Operating expenses decreased by $2,556,000, or 2.6%, for three months ended April 30, 2012 compared to the same period in the prior year. The variance to the prior year is primarily attributable to the following decreases:

•

$6,633,000 related to the change from full consolidation of accounting to equity method for 8 Spruce Street in 2011. The operating expenses for 2011 prior to the conversion to equity method of accounting on July 1, 2011 relate to the construction of a school at 8 Spruce Street. These costs are reimbursed by the New York City School Construction Authority which are included in revenues from real estate operations;

•

$5,980,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in March 2011 with an outside partner in 15 retail properties in the New York City metropolitan area;

•	$2,378,000 related to the 2011 sale of an approximate 6 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio; and

•

$1,391,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in October 2011 with an outside partner at the Mall at Stonecrest.

These decreases were partially offset by the following increases:

•	$3,928,000 related to the phased opening of Westchester’s Ridge Hill;

•	$3,516,000 related to the 2012 sale of an approximate 10 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio; and

•	$2,125,000 primarily related to increased marketing costs related to the Barclays Center arena in Brooklyn, New York.

Interest expense for the Commercial Group decreased by $6,402,000, or 14.2%, for the three months ended April 30, 2012 compared to the same period in the prior year. This decrease is primarily attributable to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in March 2011 with an outside partner in 15 retail properties in the New York City metropolitan area.

Comparable occupancy for the Commercial Group is 91.1% and 91.5% for retail and office, respectively, as of April 30, 2012 compared to 91.1% and 91.0%, respectively, as of April 30, 2011. Retail and office occupancy as of April 30, 2012 and 2011 is based on square feet leased at the end of the fiscal quarter. Comparable occupancy relates to properties opened and operated in both the three months ended April 30, 2012 and 2011.

As of April 30, 2012, the average base rent per square feet expiring for retail and office leases is $27.78 and $31.48, respectively, compared to $27.74 and $31.27, respectively, as of April 30, 2011. Square feet of expiring leases and average base rent per square feet are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases.

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

Regional Malls—Quarterly
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per Square Foot (1)(2)	Prior Rent Per Square Foot (1)(2)	Cash Basis % Change over Prior Rent
2nd Quarter 2011	30	66,897	$79.63	$72.72	10%
3rd Quarter 2011	48	162,170	$49.53	$45.43	9%
4th Quarter 2011	59	149,030	$60.95	$55.35	10%
1st Quarter 2012	38	88,993	$58.67	$53.37	10%

Total—12 months	175	467,090	$59.24	$54.02	10%

Specialty Retail Centers—Quarterly(3)
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per Square Foot (1)(2)	Prior Rent Per Square Foot (1)(2)	Cash Basis % Change over Prior Rent
2nd Quarter 2011	3	13,779	$20.79	$20.58	1%
3rd Quarter 2011	10	34,385	$62.29	$56.11	11%
4th Quarter 2011	9	83,671	$31.12	$27.86	12%
1st Quarter 2012	7	29,117	$41.95	$41.56	1%

Total—12 months	29	160,952	$38.85	$35.75	9%

Office Buildings

The following table represents all new leases compared to terms of all expired leases in our office portfolio over the past 12 months.

Quarterly

Quarter	Number of Leases Signed	Number of Leases Expired	GLA Signed	GLA Expired	Contractual Rent Per Square Foot (2)	Expiring Rent Per Square Foot (2)	Cash Basis % Change over Prior Rent
2nd Quarter 2011	19	19	127,285	110,492	$19.22	$18.37	5%
3rd Quarter 2011	33	27	178,838	178,598	$26.20	$29.22	(10%)
4th Quarter 2011	46	33	703,488	683,121	$30.13	$27.86	8%
1st Quarter 2012	38	28	340,382	239,112	$27.40	$28.01	(2%)

Total—12 months	136	107	1,349,993	1,211,323	$27.90	$27.23	2%

(1)	Retail contractual rent per square foot includes base rent and fixed additional charges for marketing/promotional charges and common area maintenance.
(2)

For all new leases, contractual rent per square foot is the new base rent as of rental commencement. For all expiring leases, contractual rent per square foot is the base rent at the time of expiration, plus any applicable escalations.

(3)	Prior periods have been recast to exclude leases at Quebec Square, a specialty retail center located in Denver, Colorado which was sold during the three months ended April 30, 2012.

Comparable NOI is an operating statistic defined as NOI from properties opened and operated in all periods presented net of noncontrolling interests. Comparable NOI is useful because it measures the performance of the same properties on a period-to-period basis and is used to assess operating performance and resource allocation of the operating properties within our strategic business units. While property dispositions, acquisitions or other factors can impact net earnings in the short term, we believe comparable NOI gives a more consistent view of the overall performance of our operating portfolio from quarter-to-quarter and year-to-year. The percentage change of comparable NOI over the same period in the prior year is as follows:

	Three Months Ended April 30,
	2012	2011
Retail	3.0%	2.6%
Office	3.2%	(2.5%)

For the three months ended April 30, 2012 the increase in retail is primarily due to increased rents for retail as discussed in the tables above and the increases in office is primarily due to increased occupancy for office.

Residential Group

Revenues from real estate operations—Included in revenues from real estate operations is fee income related to the development and construction management related to our military housing projects. Military housing fee income and related operating expenses may vary significantly from period to period based on the timing of development and construction activity at each applicable project. Revenues from real estate operations for the Residential Group increased by $11,801,000, or 22.1%, during the three months ended April 30, 2012 compared to the same period in the prior year. The variance is primarily attributable to the following increases:

•	$7,608,000 related to military housing fee income from the management and development of units in our military housing portfolio; and

•	$2,609,000 related to third party management fees and other income.

These increases were partially offset by the following decrease:

•

$2,358,000 related to the change from full consolidation to equity method of accounting for DKLB BKLN and 8 Spruce Street, apartment communities in Brooklyn, New York and Manhattan, New York, respectively, as a result of the recapitalization of these entities in July 2011.

Operating and Interest Expenses—Operating expenses for the Residential Group increased by $8,162,000, or 22.2%, during the three months ended April 30, 2012 compared to the same period in the prior year. This variance is primarily attributable to the following increases:

•	$5,188,000 related to management expenditures associated with military housing fee revenues; and

•	$2,525,000 related to expenditures associated with third party management and consulting fee arrangements.

These increases were partially offset by the following decrease:

•	$2,570,000 related to the change from full consolidation to equity method of accounting for DKLB BKLN and 8 Spruce Street.

Interest expense for the Residential Group decreased by $1,866,000, or 30.0%, during the three months ended April 30, 2012 compared to the same period in the prior year. This decrease is primarily a result of mark-to-market adjustments on non-designated interest rate swaps.

Comparable average occupancy for the Residential Group is 94.9% and 94.6% for the three months ended April 30, 2012 and 2011, respectively. Average residential occupancy for the three months ended April 30, 2012 and 2011 is calculated by dividing gross potential rent less vacancy by gross potential rent. Gross potential rent (“GPR”) is calculated based on actual rents per lease agreements for occupied apartment units and at market rents for vacant apartment units. Market rental rates are determined using a variety of factors which include availability of specific apartment unit types (one bedroom, two bedroom, etc.), seasonality factors and rents offered by competitive properties for similar apartment types in the same geographic market. Comparable average occupancy relates to properties opened and operated in both the three months ended April 30, 2012 and 2011.

Comparable net rental income (“NRI”) for our Residential Group was 92.9% and 91.9% for the three months ended April 30, 2012 and 2011, respectively. NRI is an operating statistic that represents the percentage of potential rent received after deducting vacancy and rent concessions from gross potential rent.

	XX,XX	XX,XX	XX,XX	XX,XX	XX,XX	XX,XX	XX,XX
		Monthly Average Residential Rental Rates (2)			Average Residential Occupancy
	Leasable Units at	Three Months Ended April 30,			Year-to-Date April 30,
Comparable Apartment Communities (1)	Pro-Rata % (3)	2012	2011	% Change	2012	2011	% Change
Core Markets	8,221	$1,529	$1,448	5.6%	95.7%	94.7%	1.0%
Non-Core Markets	9,081	$862	$829	4.0%	93.5%	94.4%	(0.9%)

Total Comparable Apartments	17,302	$1,179	$1,123	5.0%	94.9%	94.6%	0.3%

(1)

Includes apartment communities completely opened and operated in both periods presented. Excludes all military and limited-distribution subsidized senior housing units. These apartment communities include units leased at affordable apartment rates which provide a discount from average market rental rates. As of April 30, 2012, 21.9% of our core market leasable units and 1.7% of our non-core market leasable units were affordable housing.

(2)	Represents GPR less concessions.
(3)	Leasable units at pro-rata represent our share of total leasable units at the apartment community.

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

During the three months ended April 30, 2012, we established an execution strategy relating to our divestiture effort. This strategy involves working with current partners to sell our partnership interests to them, or acquire theirs, which would enable us to go to market with 100% ownership. We have also begun to market various assets to different potential buyers as part of our strategy. These potential buyers represent both large national buyers, as well as regional buyers. Although we did not close on any transactions related to our divestiture effort during the three months ended April 30, 2012, we have had success to date in working with our partners and have interest from potential buyers on many of our properties. As a result, we have received several letters of intent. Subsequent to April 30, 2012, we closed a transaction to sell our 51% equity method partnership interest in approximately 2,000 acres in Prosper, Texas, for a total purchase price of approximately $29,800,000. We expect to receive approximately $17,000,000 of net cash proceeds from the transaction.

We will retain our land holdings and expect to continue the development of our Stapleton project in Denver and the Central Station project in downtown Chicago. Our Stapleton project represents one of the nations’ largest urban redevelopments and is a true mixed-use project with substantial future entitlements, including apartments, retail and office space as well as single family neighborhoods, where we sell residential lots to builders. We control the future development opportunity at Stapleton through an option agreement that requires us to maintain an ownership position. This requirement together with the continued strong performance at Stapleton will allow us to maximize the potential of this project as a great example of a sustainable urban redevelopment focused on walkable neighborhoods, abundant amenities and open space. The Central Station project is an 80 acre mid and high-rise residential community in downtown Chicago with over 3,000 residential units completed and another 4,000 residential units in development. Our core development expertise is well suited to take advantage of the future vertical development opportunities that exist at Central Station. Each of these projects are in our core markets and represent opportunities for us to add value to our core rental property portfolio.

Operating results of the Land Development Group are discussed below.

Revenues from real estate operations—Land sales and the related gross margins vary from period to period depending on the timing of sales and general market conditions. Revenues from real estate operations for the Land Development Group increased by $4,066,000 for the three months ended April 30, 2012 compared to the same period in the prior year. This variance is primarily attributable to an increase of $2,527,000 related to higher land sales at Stapleton in Denver, Colorado.

Operating and Interest Expenses—Operating expenses for the Land Development Group increased by $2,452,000 for the three months ended April 30, 2012 compared to the same period in the prior year. This variance is primarily attributable to an increase of $1,841,000 related to higher land sales at Stapleton.

Interest expense for the Land Development Group increased by $927,000 for the three months ended April 30, 2012 compared to the same period in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group and interest rates.

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

The amount of equity in loss, net of noncontrolling interests, was $6,958,000 and $304,000 for the three months ended April 30, 2012 and 2011, respectively, representing an increase in our allocated losses of $6,654,000. The increase in losses allocated to us is due to the waterfall impacts of the funding commitments among our partners as discussed below.

On May 12, 2010, entities controlled by Mikhail Prokhorov (“MP Entities”) invested $223,000,000 and made certain funding commitments (“Funding Commitments”) to acquire 80% of The Nets, 45% of Arena and the right to purchase up to 20% of Atlantic Yards Development Company, LLC, which will develop non-arena real estate. In accordance with the Funding Commitments, the MP Entities agreed to fund The Nets operating needs up to $60,000,000.

The MP Entities met the $60,000,000 funding commitment during the three months ended July 31, 2011. As a result, NS&E is required to fund 100% of the operating needs, as defined, until the Barclays Center arena is complete and open which is scheduled to be September 28, 2012. Thereafter, members’ capital contributions will be made in accordance with the operating agreements. During the three months ended April 30, 2012, NS&E funded $5,000,000 of The Nets operating requirements and subsequent to April 30, 2012, NS&E funded an additional $5,000,000 related to the Nets operating requirements related to the 2011-2012 season.

Corporate Activities

Operating and Interest Expenses—Operating expenses for Corporate Activities decreased by $1,896,000 for the three months ended April 30, 2012 compared to the same period in the prior year. The decrease was attributable to decreased professional fees of $1,446,000 associated with strategic planning and process improvement initiatives and other general corporate expenses.

Interest expense decreased by $324,000 for the three months ended April 30, 2012 compared to same period in the prior year, as a result of decreased borrowings on the bank revolving credit facility, decreased interest expense on corporate interest rate swaps due to a reduction in the strike rate of the active swaps compared to the prior period the exchange of a portion of the 2016 Senior Notes in May 2011 and the retirement of the 2011 Senior Notes in October 2011, respectively, offset by interest expense on the 2018 Senior Notes issued in July 2011.

Other Activity

The following items are discussed on a consolidated basis.

Depreciation and Amortization

We recorded depreciation and amortization expense of $52,833,000 and $55,853,000 for the three months ended April 30, 2012 and 2011, respectively, which is a decrease of $3,020,000, or 5.4%, compared to the same period in the prior year. The decrease is primarily attributable to the disposition of partial interests in 15 retail properties and the change from full consolidation method of accounting to equity method for DKLB BKLN and 8 Spruce Street offset by new property openings.

Amortization of Mortgage Procurement Costs

For the three months ended April 30, 2012 and 2011, we recorded amortization of mortgage procurement costs of $2,869,000 and $2,882,000, respectively. Amortization of mortgage procurement costs decreased $13,000 for the three months ended April 30, 2012 compared to the same period in the prior year.

Loss on Extinguishment of Debt

For the three months ended April 30, 2012 and 2011, we recorded $719,000 and $296,000, respectively, as loss on extinguishment of debt. The loss for 2012 relates to the extinguishment of nonrecourse mortgage debt at Atlantic Yards, a mixed-use development project in Brooklyn, New York. The loss for 2011 relates to a nonrecourse mortgage debt financing transaction at Johns Hopkins – 855 North Wolfe Street.

Interest and Other Income

Interest and other income was $10,679,000 for the three months ended April 30, 2012 compared to $15,507,000 for the three months ended April 30, 2011. The decrease of $4,828,000 is primarily related to a decrease of $5,157,000 related to the income recognition on the sale of state and federal historic preservation and new market tax credits.

Net Gain on Disposition of Partial Interests in Rental Properties

See Note I—Net Gain on Disposition of Partial Interests in Rental Properties in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities was $3,773,000 for the three months ended April 30, 2012 compared to $19,994,000 for the three months ended April 30, 2011, representing a decrease of $16,221,000. This variance is primarily attributable to the following decreases:

-	Residential Group

•	$9,964,000 relates to the 2011 gain on disposition of our partnership interest in Metropolitan Lofts; and

•	$2,603,000 relates to the 2011 gain on disposition of our partnership interest in Twin Lake Towers.

-	The Nets

•	$6,654,000 related to an increase in our share of the losses of The Nets.

These decreases were partially offset by the following increase:

-	Commercial Group

•

$2,664,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2011 with an outside partner in 15 retail properties in the New York City metropolitan area.

Discontinued Operations

See Note L—Discontinued Operations and Gain on Disposition of Rental Properties in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

FINANCIAL CONDITION AND LIQUIDITY

With the exception of multi-family rental properties, economic conditions continue to put downward pressure on occupancies, rent levels and property values. Access to bank credit and capital have improved modestly since 2010, with the larger banks and permanent lenders indicating an increased interest in originating new loans for real estate projects, particularly as existing loans in their portfolios get paid off. Underwriting standards remain conservative, with lenders favoring high quality existing operating assets in strong markets. Originations of new loans for commercial mortgage backed securities remain well below the levels in 2006 and 2007. While a limited number of banks have begun to originate construction loans for new apartment projects, lending for land acquisition and construction loans for office or retail projects remain extremely difficult to obtain. We believe loans for real estate projects will continue to be constrained for the foreseeable future.

Our principal sources of funds are cash provided by operations including land sales, our bank revolving credit facility, nonrecourse mortgage debt and notes payable, dispositions of operating properties or development projects through sales or equity joint ventures, proceeds from the issuance of senior notes, proceeds from the issuance of common or preferred equity and other financing arrangements. We have consistently disposed of properties in an effort to recycle capital and reposition our portfolio. Over the last ten years, we have generated cash proceeds from sales and/or disposition of partial interests in rental properties that averaged in excess of $100,000,000 per year. Given the diversity of our portfolio by market and product type, we believe that the market for property dispositions at some level will continue to be available. The current market should allow us to continue our ongoing strategy to recycle capital and reposition the portfolio through property dispositions. Our principal uses of funds are the financing of our real estate operating and development projects, capital expenditures for our existing portfolio and principal and interest payments on our nonrecourse mortgage debt, notes payable, bank revolving credit facility, and on our senior notes and dividend payments on our Series A preferred stock.

Our primary capital strategy seeks to isolate the operating and financial risk at the property level to maximize returns and reduce risk on and of our equity capital. As such, substantially all of our operating and development properties are separately encumbered with nonrecourse mortgage debt and notes payable. We do not cross-collateralize our mortgage debt and notes payable outside of a single identifiable project. We operate as a C-corporation and retain substantially all of our internally generated cash flows. This cash flow, together with refinancing and property sale proceeds, has historically provided us with the necessary liquidity to take advantage of investment opportunities. The economic downturn and its impact on the lending and capital markets reduced our ability to finance development and acquisition opportunities and also increased the required rates of return to make new investment opportunities appealing. As a result of these market changes, we have dramatically cut back on entering into new development activities.

Despite the decrease in development activities, we intend to complete all projects that are under construction. We continue to make progress on certain other pre-development projects primarily located in core markets. The cash we believe is required to fund our equity in projects under construction and development plus any cash necessary to extend or pay down the remaining 2012 debt maturities is anticipated to exceed our cash from operations. As a result, we intend to extend maturing debt or repay it with net proceeds from property sales, equity joint ventures or future debt or equity financing.

We continue to explore various other options to strengthen our balance sheet and enhance our liquidity, but can give no assurance that we can accomplish any of these other options on favorable terms or at all. If we cannot enhance our liquidity, it could adversely impact our growth and result in further curtailment of development activities.

As of April 30, 2012, we had $1,207,169,000 of nonrecourse mortgage financings with scheduled maturities during the fiscal year ending January 31, 2013, of which $33,620,000 represents regularly scheduled amortization payments. Subsequent to April 30, 2012, we have addressed $202,482,000 of these remaining 2012 maturities, through closed transactions, commitments and/or automatic extensions. We are currently in negotiations to refinance and/or extend the remaining $971,067,000 of nonrecourse debt scheduled to mature during the year ended January 31, 2013. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings.

The nonrecourse mortgage financings with scheduled maturities during the fiscal year ended January 31, 2013 discussed above includes a $487,726,000 nonrecourse construction mortgage scheduled to mature in August 2012 secured by Westchester’s Ridge Hill, a mixed-use retail project currently 60% leased and opening in phases located in Yonkers, New York. Leasing at this project has occurred during the recent general economic downturn resulting in a longer initial lease-up period than originally anticipated. Although we continue to successfully execute leases at the project and currently intend to support the project until it achieves stabilization, there can be no assurance that the project will achieve the targeted operating results. As a result, we may not be able to reach an extension of the construction mortgage or enter into a permanent financing agreement upon maturity of the construction mortgage on terms acceptable to us and therefore may default on the mortgage. If we default on the mortgage, the lender could commence foreclosure proceedings and we could lose the carrying value of our real estate amounting to $872,000,000 at April 30, 2012.

We have six nonrecourse mortgages amounting to $235,298,000 that are in default as of April 30, 2012 and are included in 2012 nonrecourse mortgage financings due during the fiscal year ending January 31, 2013. One of these nonrecourse mortgages relates to an approximate $35,000,000 mortgage secured by Terminal Tower, our corporate headquarters in Cleveland, Ohio. Our lease for office space in this building expires in May 2013. We are currently negotiating with the lender to resolve this default; however, we cannot assure that we will be successful. In the event we are unable to resolve the default on this mortgage, the lender could commence foreclosure proceedings and we could lose the carrying value of our real estate amounting to $57,000,000 at April 30, 2012. During 2011, a lender commenced foreclosure proceedings on one of these nonrecourse mortgages with a balance of $73,500,000. Upon the actual disposition of the asset securing the nonrecourse mortgage, we will be relieved of any payment obligation under the nonrecourse mortgage and will recognize a gain for the excess of the carrying value of the mortgage over the fair value of the asset disposed. We are actively negotiating with the lenders on the remaining four nonrecourse mortgage loans to resolve the mortgage defaults, although there is no assurance that the negotiations will be successful. If we are unable to successfully negotiate an extension, the lenders could commence foreclosure proceedings and we could lose the real estate asset’s carrying value.

As of April 30, 2012, we had two nonrecourse mortgages greater than five percent of our total nonrecourse mortgage debt and notes payable. The mortgages, encumbering New York Times, an office building in Manhattan, New York, and Westchester’s Ridge Hill, have outstanding balances of $640,000,000 and $487,726,000, respectively, at April 30, 2012.

As of April 30, 2012, our share of nonrecourse mortgage debt and notes payable recorded on our unconsolidated subsidiaries amounted to $2,299,847,000 of which $165,917,000 ($20,100,000 represents scheduled principal payments) was scheduled to mature during the year ending January 31, 2013. Subsequent to April 30, 2012, we have addressed $10,373,000 of these 2012 maturities through closed nonrecourse mortgage transactions, commitments and/or automatic extensions. Negotiations are ongoing on the remaining 2012 maturities, but we cannot give assurance that we will obtain these financings on favorable terms or at all.

The nonrecourse mortgage debt of our unconsolidated subsidiaries with scheduled maturities during the fiscal year ended January 31, 2013 discussed above also includes a $99,811,000 nonrecourse mortgage scheduled to mature in September 2012 secured by Village at Gulfstream Park, an unconsolidated specialty retail center in Hallandale Beach, Florida. The specialty retail center, which opened in February 2010, was leased during the general economic downturn which resulted in a longer lease up period than originally anticipated and increased rent concession to the existing tenant base. As a result, the specialty retail center has yet to achieve its expected stabilization levels. The property’s current operating results are insufficient to cover all operating expenses and debt service payments. We have recorded other than temporary impairments in prior periods resulting in the carrying value of our equity method investment being reduced to $0 at April 30, 2012. Although we currently intend to support this project until it achieves stabilization, there can be no assurance that the project will achieve the targeted operating results. As a result, it may not be feasible to continue to fund shortfalls and/or we may not be able to reach an extension or refinancing agreement at maturity and may default on the mortgage. If we default on the mortgage, the lender could commence foreclosure proceedings on the project.

Three of our joint ventures accounted for under the equity method of accounting have nonrecourse mortgages that are past due or in default at April 30, 2012 (our proportional share of these mortgages is $7,864,000). If we go into default and are unable to negotiate an extension or otherwise cure the default, the lenders could commence foreclosure proceedings. The carrying value of our investments in the joint ventures was $45,000 at April 30, 2012.

Financial Covenants

Our bank revolving credit facility and indenture dated May 19, 2003 (“2003 Indenture”) contain certain restrictive financial covenants. A summary of the key financial covenants as defined in each agreement, all of which we are compliant with at April 30, 2012, follows:

	Requirement Per Agreement	As of April 30, 2012
	(dollars in thousands)
Credit Facility Financial Covenants
Debt Service Coverage Ratio	1.35x	1.89x
Cash Flow Coverage Ratio	2.50x	3.57x
Total Development Ratio	<17%	10.96%
Minimum Consolidated Shareholders’ Equity, as defined	$2,320,175	$3,577,586

2003 Indenture Financial Covenants (1)

Ratio of Consolidated EBITDA to Interest	>1.30x	1.76x
Minimum Net Worth, as defined	$1,002,072	$4,142,140

(1)

Violation of these financial covenants alone would not automatically cause the notes issued under the 2003 Indenture to become due and payable, but would prevent us from incurring or permitting a subsidiary from incurring additional debt, as defined in the 2003 Indenture, unless otherwise permitted by the 2003 Indenture.

Bank Revolving Credit Facility

The following table summarizes the available credit on the bank revolving credit facility:

	April 30, 2012	January 31, 2012
	(in thousands)
Maximum borrowings	$450,000	$450,000
Less outstanding balances:
Borrowings	—	—
Letters of credit	66,258	69,389
Surety bonds	—	—

Available credit	$383,742	$380,611

See Note C—Bank Revolving Credit Facility in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Senior and Subordinated Debt

The following table summarizes our senior and subordinated debt:

	April 30, 2012	January 31, 2012
	(in thousands)
Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	$199,213	$199,132
7.625% Senior Notes due 2015	178,253	178,253
5.000% Convertible Senior Notes due 2016	50,000	50,000
6.500% Senior Notes due 2017	132,144	132,144
4.250% Convertible Senior Notes due 2018	350,000	350,000
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	1,009,610	1,009,529

Subordinated Debt:
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Senior and Subordinated Debt	$1,038,610	$1,038,529

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

We are actively working to refinance and/or extend the maturities of the nonrecourse debt that is coming due in the next 24 months. During the three months ended April 30, 2012, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancings	$73,000
Construction and development projects (1)	18,380
Loan extensions/additional fundings	57,830

$149,210

(1)	Represents the full amount available to be drawn on the loans.

Cash Flows

Operating Activities

Net cash provided by operating activities was $76,706,000 and $47,446,000 for the three months ended April 30, 2012 and 2011, respectively. The net increase in cash provided by operating activities for the three months ended April 30, 2012 compared to the three months ended April 30, 2011 of $29,260,000 is the result of the following (in thousands):

Decrease in rents and other revenues received	$ (10,976)
Increase in interest and other income received	9,766
Increase in cash distributions from unconsolidated entities	6,555
Increase in proceeds from land sales—Land Development Group	2,569
Decrease in proceeds from land sales—Commercial Group	(2,621)
Decrease in land development expenditures	751
Decrease in operating expenditures	13,108
Increase in restricted cash and escrowed funds used for operating purposes	(856)
Decrease in interest paid	10,964

Net increase in cash provided by operating activities	$29,260

Investing Activities

Net cash (used in) provided by investing activities were $(47,950,000) and $104,422,000 for the three months ended April 30, 2012 and 2011, respectively. Net cash (used in) provided by investing activities consisted of the following:

	Three Months Ended April 30,
	2012	2011
	(in thousands)
Capital expenditures:
Projects under construction or development:
Barclays Center, a sports arena complex under construction in Brooklyn, New York	$(81,587)	$(28,584)
Westchester’s Ridge Hill, a regional mall in Yonkers, New York	(30,590)	(34,204)
Atlantic Yards, a mixed-use development project in Brooklyn, New York	(27,872)	(28,321)
8 Spruce Street, a mixed-use residential project in Manhattan, New York(1)	—	(29,291)
Other	(37,403)	(33,041)

Total projects under construction or development(2)	(177,452)	(153,441)

Operating properties:
Commercial Segment	(3,241)	(5,912)
Residential Segment	(2,674)	(3,219)
Other	(278)	(33)

Total operating properties	(6,193)	(9,164)

Tenant improvements:
Commercial Segment	(12,709)	(5,093)

Total capital expenditures	$(196,354)	$(167,698)

Payment of lease procurement costs(3)	(2,049)	(2,932)

Decrease (increase) in other assets	4,662	(13,082)

Decrease (increase) in restricted cash and escrowed funds used for investing purposes:
Atlantic Yards, a mixed-use development project in Brooklyn, New York	$154,500	$3,771
John Hopkins Parking Garage in East Baltimore, Maryland	6,536	—
Barclays Center, a sports arena complex under construction in Brooklyn, New York	(3,278)	35,289
8 Spruce Street, a mixed-use residential project in Manhattan, New York(1)	—	29,805
Johns Hopkins—855 North Wolfe Street, an office building in East Baltimore, Maryland	—	12,324
Other	1,036	6,044

Total decrease in restricted cash and escrowed funds used for investing purposes	$158,794	$87,233

Proceeds from disposition of full or partial interests in rental properties:
Quebec Square, a specialty retail center in Denver, Colorado	$8,642	$—
Disposition of partial interests in 15 retail properties in the New York metropolitan area	—	166,510
Development project in Washington, D.C.	—	19,348
Charleston Marriott, a hotel in Charleston, West Virginia	—	7,480

Total proceeds from disposition of full or partial interests in rental properties	$8,642	$193,338

Change in investments in and advances to unconsolidated entities—(investment in) or return of investment:
Dispositions:
Metropolitan Lofts, an apartment community in Los Angeles, California	$—	$12,590
Twin Lake Towers, an apartment community in Denver, Colorado	—	400
Residential:
8 Spruce Street, a mixed-use residential project in Manhattan, New York(1)	(6,728)	—
Pine Ridge Valley, an apartment community in Willoughby Hills, Ohio	(2,203)	—
The Nets, a National Basketball Association member	(5,000)	—
Commercial:
Village at Gulfstream Park, a specialty retail center in Hallandale Beach, Florida	(734)	(3,724)
Other	(6,980)	(1,703)

Subtotal	$(21,645)	$7,563

Net cash (used in) provided by investing activities	$(47,950)	$104,422

(1)

8 Spruce Street changed from the full consolidation method of accounting to equity method during the year ended January 31, 2012. Capital expenditures and changes in restricted cash represent activity prior to the change to equity method of accounting while changes in investments in and advances to unconsolidated entities represent activity subsequent to the change to equity method of accounting.

(2)

We capitalized internal costs related to projects under construction and development of $16,172 and $11,347, including compensation related costs of $13,377 and $9,283, for the three months ended April 30, 2012 and 2011, respectively. Total capitalized internal costs represent approximately 8.24% and 6.77% of total capital expenditures for the three months ended April 30, 2012 and 2011, respectively.

(3)

We capitalized internal costs related to leasing activities of $1,221 and $1,263, including compensation related costs of $979 and $987, for the three months ended April 30, 2012 and 2011, respectively.

Financing Activities

Net cash provided by (used in) financing activities was $41,436,000 and $(140,599,000) for the three months ended April 30, 2012 and 2011, respectively. Net cash provided by (used in) financing activities consisted of the following:

	Three Months Ended April 30,
	2012	2011
	(in thousands)
Proceeds from nonrecourse mortgage debt and notes payable	$210,957	$101,444
Principal payments on nonrecourse mortgage debt and notes payable	(157,733)	(147,313)
Borrowings on bank revolving credit facility	75,000	250,075
Payments on bank revolving credit facility	(75,000)	(305,800)
Payment of transaction costs related to exchange of Convertible Senior Notes due 2016 for Class A common stock	—	(2,200)
Payment of deferred financing costs	(4,132)	(8,334)
Change in restricted cash and escrowed funds and book overdrafts	—	(10,590)
Purchase of treasury stock	(1,182)	(1,339)
Exercise of stock options	6	169
Dividends paid to preferred shareholders	(3,850)	(3,850)
Contributions from noncontrolling interests	64	38
Distributions to noncontrolling interests	(2,694)	(12,899)

Net cash provided by (used in) financing activities	$41,436	$(140,599)

LEGAL PROCEEDINGS

We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.

NEW ACCOUNTING GUIDANCE

The following accounting pronouncements were adopted during the three months ended April 30, 2012:

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance on testing goodwill for impairment. This guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after performing a qualitative assessment, an entity determines that it is not more likely than not that the fair market value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is not necessary. If an entity concludes otherwise, it is then required to perform the first step of the two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance on February 1, 2012 did not impact our consolidated financial statements.

In June 2011, the FASB issued an amendment to the accounting guidance for the presentation of comprehensive income. This guidance provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2011. The adoption of this guidance on February 1, 2012 did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued amendments to the accounting guidance on fair value measurement and disclosure requirements. This guidance results in common fair value measurement and disclosure requirements for financial statements prepared in accordance with GAAP and International Financial Reporting Standards. As a result, this guidance changes the wording used to describe many of the existing requirements for measuring fair value and for disclosing information about fair value measurements, but for many requirements the intent is not to change the existing application. Some of the guidance clarifies the FASB’s intent about the application of existing fair value measurement requirements or may change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2011. The required disclosures upon adoption of this guidance on February 1, 2012 are included in our consolidated financial statements.

In April 2011, the FASB issued an amendment to the guidance on accounting for transfers and servicing to improve the accounting for repurchase agreements and other agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The guidance specifies when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements, based upon whether the entity has maintained effective control over the transferred financial assets. This guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this guidance on February 1, 2012 did not impact our consolidated financial statements.

The following new accounting pronouncements will be adopted on the respective required effective dates:

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

In December 2011, the FASB issued an amendment to the accounting guidance that requires entities to disclose both gross and net information on instruments and transactions eligible for offset on the balance sheets and instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013. Early adoption is not permitted. We do not expect the adoption of the guidance to have a material impact on our consolidated financial statements.

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

This Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of our Form 10-K for the year ended January 31, 2012 and other factors that might cause differences, some of which could be material, include, but are not limited to, the impact of current lending and capital market conditions on our liquidity, ability to finance or refinance projects and repay our debt, the impact of the current economic environment on the ownership, development and management of our real estate portfolio, general real estate investment and development risks, vacancies in our properties, the strategic decision to reposition or divest portions of our land business, further downturns in the housing market, competition, illiquidity of real estate investments, bankruptcy or defaults of tenants, anchor store consolidations or closings, international activities, the impact of terrorist acts, risks associated with an investment in a professional sports team, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our credit facility and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, the impact of credit rating downgrades, effects of uninsured or underinsured losses, effects of a downgrade or failure of our insurance carriers, environmental liabilities, conflicts of interest, risks associated with the sale of tax credits, risks associated with developing and managing properties in partnership with others, the ability to maintain effective internal controls, compliance with governmental regulations, increased legislative and regulatory scrutiny of the financial services industry, volatility in the market price of our publicly traded securities, inflation risks, litigation risks, cybersecurity risks and cyber incidents, as well as other risks listed from time to time in our reports filed with the Securities and Exchange Commission. We have no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk includes the increased difficulty or inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At April 30, 2012, our outstanding variable-rate debt portfolio consisted of $1,669,138,000 of taxable debt and $436,845,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. With the volatility of the capital markets, we may not be able to procure long-term fixed rate financing and periodically must pursue extending maturities with existing lenders at current market terms. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.

Interest Rate Exposure

At April 30, 2012, the composition of nonrecourse debt was as follows:

	Operating Properties	Development Projects	Land Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed Rate	$3,043,187	$536,584	$4,122	$3,583,893	5.64%
Variable Rate
Taxable	1,355,807	299,282	14,049	1,669,138	4.57%
Tax-Exempt	421,070	—	15,775	436,845	1.64%

	$4,820,064	$835,866	$33,946	$5,689,876	5.02%

Total gross commitment from lenders		$1,234,548	$34,145

To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:

Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)
05/01/12—02/01/13	$243,277	3.36%	$898,595	4.33%
02/01/13—02/01/14	113,826	3.43%	998,139	4.02%
02/01/14—02/01/15	12,317	6.50%	652,496	5.44%
02/01/15—02/01/16	—	—	651,810	5.45%
02/01/16—09/01/17	—	—	640,000	5.50%

Tax-Exempt (Priced off of SIFMA Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
05/01/12—02/01/13	$174,094	5.83%
02/01/13—02/01/14	161,379	5.82%
02/01/14—01/02/15	118,655	5.81%

The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 2.64% and has never exceeded 8.00%.

Forward Swaps

We enter into forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, we intend to simultaneously terminate the forward swap associated with that financing. At April 30, 2012, we had no forward swaps outstanding.

Sensitivity Analysis to Changes in Interest Rates

Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of April 30, 2012, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $10,967,000 at April 30, 2012. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $6,986,000 at April 30, 2012. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.

From time to time, we and/or certain of our joint ventures (the “Joint Ventures”) enter into a total rate of return swap (“TRS”) on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At April 30, 2012, the SIFMA rate was 0.25%. Additionally, we and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowing, resulting in minimal financial impact to us and/or the Joint Ventures. At April 30, 2012, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $271,660,000.

The underlying TRS borrowings are subject to a fair value adjustment. In addition, we have TRS with a notional amount of $171,160,000 that is not designated as fair value hedging instruments, but is subject to interest rate risk.

We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At April 30 and January 31, 2012, we reported interest rate caps at fair value of approximately $17,000 and $13,000, respectively, in other assets. We also included interest rate swap agreements and TRS with positive fair values of approximately $14,394,000 and $11,391,000 at April 30 and January 31, 2012, respectively, in other assets. At April 30 and January 31, 2012, we included interest rate swap agreements and TRS that had a negative fair value of approximately $165,500,000 and $174,020,000, respectively, in accounts payable, accrued expenses and other liabilities.

We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. Based on these parameters, the table below contains the estimated fair value of our long-term debt at April 30, 2012.

	Carrying Value	Fair Value	Fair Value with 100 bp Decrease in Market Rates
	(in thousands)
Fixed	$4,622,503	$4,917,174	$5,244,332
Variable
Taxable	1,669,138	1,763,536	1,830,172
Tax-Exempt	436,845	429,747	484,533

Total Variable	$2,105,983	$2,193,283	$2,314,705

Total Long-Term Debt	$6,728,486	$7,110,457	$7,559,037

The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)

April 30, 2012

	Expected Maturity Date
	Year Ending January 31,
Long-Term Debt	2013	2014	2015	2016	2017	Period Thereafter	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$280,987	$605,454	$291,188	$346,108	$420,327	$1,639,829	$3,583,893	$3,878,964
Weighted average interest rate	5.96%	6.49%	6.06%	5.59%	5.77%	5.18%	5.64%

Senior & subordinated debt (1)	—	29,000 (3)	199,213 (4)	178,253	50,000	582,144	1,038,610	1,038,210
Weighted average interest rate	—%	7.88%	3.63%	7.63%	5.00%	5.30%	5.43%

Total Fixed-Rate Debt	280,987	634,454	490,401	524,361	470,327	2,221,973	4,622,503	4,917,174

Variable:
Variable-rate debt	925,943	66,392	28,479	—	—	648,324	1,669,138	1,763,536
Weighted average interest rate (2)	3.17%	5.39%	3.82%	—%	—%	6.50%	4.57%

Tax-exempt	239	91,055	272	290	309	344,680	436,845	429,747
Weighted average interest rate (2)	1.75%	2.75%	1.75%	1.75%	1.75%	1.35%	1.64%

Bank revolving credit facility (1)	—	—	—	—	—	—	—	—
Weighted average interest rate	—%	—%	—%	—%	—%	—%	—%

Total Variable-Rate Debt	926,182	157,447	28,751	290	309	993,004	2,105,983	2,193,283

Total Long-Term Debt	$1,207,169	$791,901	$519,152	$524,651	$470,636	$3,214,977	$6,728,486	$7,110,457

Weighted average interest rate	3.82%	6.02%	5.00%	6.28%	5.69%	5.06%	5.08%

(1)	Represents recourse debt.
(2)	Weighted average interest rate is based on current market rates as of April 30, 2012.
(3)	The mandatory tender date of the custodial receipts, which represent ownership in the bonds, was used for the expected maturity date in lieu of the maturity date on the face of the bonds.
(4)	Contains the principal amount of the puttable equity-linked senior notes due 2014 less the unamortized discount of $787 as of April 30, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)

January 31, 2012

	Expected Maturity Date
	Year Ending January 31,
Long-Term Debt	2013	2014	2015	2016	2017	Period Thereafter	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$294,235	$602,745	$291,315	$346,320	$420,637	$1,464,433	$3,419,685	$3,737,890
Weighted average interest rate	5.96%	6.46%	6.04%	5.57%	5.75%	5.16%	5.65%

Senior & subordinated debt (1)	—	29,000 (3)	199,132 (4)	178,253	50,000	582,144	1,038,529	981,746
Weighted average interest rate	—%	7.88%	3.63%	7.63%	5.00%	5.30%	5.43%

Total Fixed-Rate Debt	294,235	631,745	490,447	524,573	470,637	2,046,577	4,458,214	4,719,636

Variable:
Variable-rate debt	1,039,618	93,969	24,607	—	—	644,435	1,802,629	1,911,665
Weighted average interest rate(2)	3.53%	6.59%	3.85%	—%	—%	6.52%	4.76%

Tax-exempt	237	91,055	272	290	309	345,046	437,209	430,197
Weighted average interest rate(2)	1.58%	2.56%	1.58%	1.58%	1.58%	1.29%	1.55%

Bank revolving credit facility (1)	—	—	—	—	—	—	—	—
Weighted average interest rate	—%	—%	—%	—%	—%	—%	—%

Total Variable-Rate Debt	1,039,855	185,024	24,879	290	309	989,481	2,239,838	2,341,862

Total Long-Term Debt	$1,334,090	$816,769	$515,326	$524,863	$470,946	$3,036,058	$6,698,052	$7,061,498

Weighted average interest rate	4.06%	6.09%	5.00%	6.27%	5.67%	5.03%	5.11%

(1)	Represents recourse debt.
(2)	Weighted average interest rate is based on current market rates as of January 31, 2012.
(3)	The mandatory tender date of the custodial receipts, which represent ownership in the bonds, was used for the expected maturity date in lieu of the maturity date on the face of the bonds.
(4)	Contains the principal amount of the puttable equity-linked senior notes due 2014 less the unamortized discount of $868 as of January 31, 2012.

Item 4. Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2012.

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b) – Not applicable.

(c) – Repurchase of equity securities during the quarter.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Class A Common Stock
February 1 through February 29, 2012	4,470	$15.30	—	—
March 1 through March 31, 2012	2,833	$15.07	—	—
April 1 through April 30, 2012	71,541	$14.97	—	—

Total	78,844	$14.99	—	—

(1)	Class A common stock was repurchased to satisfy the minimum tax withholding requirements relating to restricted stock vesting.

Item 6. Exhibits

Exhibit Number		Description of Document
*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	-

The following financial information from Forest City Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

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

FOREST CITY ENTERPRISES, INC. (Registrant)

Date: June 7, 2012	/s/ ROBERT G. O’BRIEN
Name: Robert G. O’Brien
Title: Executive Vice President and Chief Financial Officer

Date: June 7, 2012	/s/ CHARLES D. OBERT
Name: Charles D. Obert
Title: Senior Vice President, Corporate Controller and Chief Accounting Officer