Form 10-Q
period 2012-07-31
FOREST CITY ENTERPRISES INC
filed 2012-09-04
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 1-4372
_____________________________________________________________
FOREST CITY ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
_____________________________________________________________

Ohio (State or other jurisdiction of incorporation or organization)		34-0863886 (I.R.S. Employer Identification No.)

Terminal Tower Suite 1100	50 Public Square Cleveland, Ohio	44113
(Address of principal executive offices)		(Zip Code)
216-621-6060
Registrant’s telephone number, including area code
(Former name, former address and former fiscal year, if changed since last report)
_____________________________________________________________
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

Class	Outstanding at August 30, 2012
Class A Common Stock, $.33 1/3 par value	150,861,461 shares
Class B Common Stock, $.33 1/3 par value	20,858,777 shares

Forest City Enterprises, Inc. and Subsidiaries

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	July 31, 2012
	(Unaudited)	January 31, 2012
	(in thousands)
Assets
Real Estate
Completed rental properties	$7,549,758	$7,183,448
Projects under construction and development	2,361,600	2,328,979
Land held for development and sale	77,175	77,298
Total Real Estate	9,988,533	9,589,725
Less accumulated depreciation	(1,602,423)	(1,526,503)
Real Estate, net – (variable interest entities $2,318.2 million and $2,103.8 million, respectively)	8,386,110	8,063,222
Cash and equivalents – (variable interest entities $32.9 million and $17.8 million, respectively)	240,866	217,486
Restricted cash and escrowed funds – (variable interest entities $172.8 million and $348.1 million, respectively)	476,645	542,566
Notes and accounts receivable, net	399,964	406,244
Investments in and advances to unconsolidated entities	572,230	609,079
Other assets – (variable interest entities $130.2 million and $130.8 million, respectively)	614,787	608,541
Land held for divestiture	23,417	57,145
Operating property assets held for sale	18,834	—
Total Assets	$10,732,853	$10,504,283
Liabilities and Equity
Liabilities
Mortgage debt and notes payable, nonrecourse – (variable interest entities $1,224.3 million and $1,122.0 million, respectively)	$5,754,873	$5,640,439
Bank revolving credit facility	—	—
Senior and subordinated debt – (variable interest entities $29.0 million as of each period)	1,157,666	1,038,529
Accounts payable, accrued expenses and other liabilities – (variable interest entities $217.6 million and $171.0 million, respectively)	1,086,192	1,112,462
Cash distributions and losses in excess of investments in unconsolidated entities	292,700	279,708
Deferred income taxes	458,825	433,040
Mortgage debt and notes payable, nonrecourse of land held for divestiture	19,571	19,084
Liabilities of operating property held for sale	15,092	—
Total Liabilities	8,784,919	8,523,262
Redeemable Noncontrolling Interest	232,107	229,149
Commitments and Contingencies	—	—
Equity
Shareholders’ Equity
Preferred stock – 7.0% Series A cumulative perpetual convertible, without par value, $50 liquidation preference; 6,400,000 shares authorized; 4,399,998 shares issued and outstanding	220,000	220,000
Preferred stock – without par value; 13,600,000 shares authorized; no shares issued	—	—
Common stock – $.33 1/3 par value
Class A, 371,000,000 shares authorized, 148,855,516 and 148,336,178 shares issued and 148,642,140 and 148,227,849 shares outstanding, respectively	49,619	49,445
Class B, convertible, 56,000,000 shares authorized, 20,858,777 and 20,934,335 shares issued and outstanding, respectively; 26,257,961 issuable	6,953	6,978
Total common stock	56,572	56,423
Additional paid-in capital	740,426	740,988
Retained earnings	543,324	571,989
Less treasury stock, at cost; 213,376 and 108,329 Class A shares, respectively	(3,438)	(1,874)
Shareholders’ equity before accumulated other comprehensive loss	1,556,884	1,587,526
Accumulated other comprehensive loss	(117,129)	(120,460)
Total Shareholders’ Equity	1,439,755	1,467,066
Noncontrolling interest	276,072	284,806
Total Equity	1,715,827	1,751,872
Total Liabilities and Equity	$10,732,853	$10,504,283

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(in thousands, except per share data)
Revenues from real estate operations	$261,373	$244,706	$557,162	$548,043
Expenses
Operating expenses	173,292	152,756	339,838	313,113
Depreciation and amortization	54,231	53,434	106,860	109,081
Impairment of real estate	2,908	235	4,289	5,070
	230,431	206,425	450,987	427,264
Interest expense	(62,725)	(62,995)	(120,969)	(128,900)
Amortization of mortgage procurement costs	(3,682)	(2,711)	(6,547)	(5,589)
Loss on extinguishment of debt	—	(5,471)	(719)	(5,767)
Interest and other income	13,678	15,315	24,357	30,822
Net loss on land held for divestiture activity	(6,458)	—	(6,458)	—
Net gain on disposition of partial interests in rental properties	—	—	—	9,561
Earnings (loss) before income taxes	(28,245)	(17,581)	(4,161)	20,906
Income tax expense (benefit)
Current	(25,839)	(2,138)	(24,772)	15,460
Deferred	16,797	(3,761)	25,273	(3,619)
	(9,042)	(5,899)	501	11,841
Net gain on change in control of interests	6,766	—	6,766	—
Equity in earnings of unconsolidated entities	16,665	2,385	20,438	22,379
Impairment of unconsolidated entities	(390)	—	(390)	—
Net loss on land held for divestiture activity of unconsolidated entities	(41,887)	—	(41,887)	—
	(25,612)	2,385	(21,839)	22,379
Earnings (loss) from continuing operations	(38,049)	(9,297)	(19,735)	31,444
Discontinued operations, net of tax:
Operating earnings from rental properties	325	1,791	414	2,804
Impairment of real estate	(160)	—	(160)	—
Gain on disposition of rental properties	—	99,087	5,370	104,806
	165	100,878	5,624	107,610
Net earnings (loss)	(37,884)	91,581	(14,111)	139,054
Noncontrolling interests
(Earnings) loss from continuing operations attributable to noncontrolling interests	(5,836)	(198)	(5,884)	400
(Earnings) loss from discontinued operations attributable to noncontrolling interests	3	(82,025)	(970)	(83,753)
	(5,833)	(82,223)	(6,854)	(83,353)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	(43,717)	9,358	(20,965)	55,701
Preferred dividends	(3,850)	(3,850)	(7,700)	(7,700)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(47,567)	$5,508	$(28,665)	$48,001
Basic earnings per common share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	$(0.28)	$(0.08)	$(0.20)	$0.14
Earnings from discontinued operations attributable to Forest City Enterprises, Inc. common shareholders	—	0.11	0.03	0.14
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(0.28)	$0.03	$(0.17)	$0.28
Diluted earnings per common share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	$(0.28)	$(0.08)	$(0.20)	$0.14
Earnings from discontinued operations attributable to Forest City Enterprises, Inc. common shareholders	—	0.11	0.03	0.15
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(0.28)	$0.03	$(0.17)	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended July 31,
	2012	2011
	(in thousands)
Net earnings (loss)	$(37,884)	$91,581
Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on investment securities (net of tax of $(9) and $10, respectively)	15	(16)
Foreign currency translation adjustments (net of tax of $(534) and $38, respectively)	2,147	(59)
Unrealized net losses on interest rate derivative contracts (net of tax of $2,306 and $7,274, respectively)	(5,004)	(10,277)
Total other comprehensive loss, net of tax	(2,842)	(10,352)
Comprehensive income (loss)	(40,726)	81,229
Comprehensive income attributable to noncontrolling interest	(5,781)	(83,326)
Total comprehensive loss attributable to Forest City Enterprises, Inc.	$(46,507)	$(2,097)

	Six Months Ended July 31,
	2012	2011
	(in thousands)
Net earnings (loss)	$(14,111)	$139,054
Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on investment securities (net of tax of $(7) and $2, respectively)	10	(2)
Foreign currency translation adjustments (net of tax of $(623) and $(90), respectively)	2,289	143
Unrealized net gains (losses) on interest rate derivative contracts (net of tax of $(1,480) and $7,545, respectively)	984	(10,831)
Total other comprehensive income (loss), net of tax	3,283	(10,690)
Comprehensive income (loss)	(10,828)	128,364
Comprehensive income attributable to noncontrolling interest	(6,806)	(84,393)
Total comprehensive income (loss) attributable to Forest City Enterprises, Inc.	$(17,634)	$43,971

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Equity
(Unaudited)

											Accumulated
	Preferred Stock		Common Stock				Additional				Other
	Series A		Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interest	Total
	(in thousands)
Balances at January 31, 2011	4,400	$220,000	144,252	$48,084	21,219	$7,073	$689,004	$673,875	21	$(259)	$(94,429)	$330,912	$1,874,260
Net earnings, net of $4,567 attributable to redeemable noncontrolling interest								(86,486)				90,485	3,999
Other comprehensive loss, net of tax											(26,031)	1,050	(24,981)
Purchase of treasury stock									90	(1,670)			(1,670)
Conversion of Class B to Class A shares			284	95	(284)	(95)							—
Issuance of Class A shares in exchange for Convertible Senior Notes due 2016			3,444	1,148			47,594						48,742
Restricted stock vested			343	114			(114)						—
Exercise of stock options			13	4			136		(3)	55			195
Preferred stock dividends								(15,400)					(15,400)
Stock-based compensation							12,585						12,585
Excess income tax deficiency from stock-based compensation							(812)						(812)
Redeemable noncontrolling interest adjustment							(6,887)						(6,887)
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries							(518)					(20,435)	(20,953)
Contributions from noncontrolling interests												6,087	6,087
Distributions to noncontrolling interests												(89,644)	(89,644)
Change to equity method of accounting for subsidiaries												(33,598)	(33,598)
Other changes in noncontrolling interests												(51)	(51)
Balances at January 31, 2012	4,400	$220,000	148,336	$49,445	20,935	$6,978	$740,988	$571,989	108	$(1,874)	$(120,460)	$284,806	$1,751,872
Net loss, net of $4,308 attributable to redeemable noncontrolling interest								(20,965)				11,162	(9,803)
Other comprehensive income, net of tax											3,331	(48)	3,283
Purchase of treasury stock									107	(1,591)			(1,591)
Conversion of Class B to Class A shares			76	25	(76)	(25)							—
Restricted stock vested			444	149			(149)						—
Exercise of stock options							(14)		(2)	27			13
Preferred stock dividends								(7,700)					(7,700)
Stock-based compensation							7,829						7,829
Excess income tax deficiency from stock-based compensation							(779)						(779)
Redeemable noncontrolling interest adjustment							(7,266)						(7,266)
Contributions from noncontrolling interests												240	240
Distributions to noncontrolling interests												(19,188)	(19,188)
Change to equity method of accounting for subsidiary												(724)	(724)
Other changes in noncontrolling interests							(183)					(176)	(359)
Balances at July 31, 2012	4,400	$220,000	148,856	$49,619	20,859	$6,953	$740,426	$543,324	213	$(3,438)	$(117,129)	$276,072	$1,715,827

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaires
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
	2012	2011
	(in thousands)
Net earnings (loss)	$(14,111)	$139,054
Depreciation and amortization	106,860	109,081
Amortization of mortgage procurement costs	6,547	5,589
Impairment of real estate	4,289	5,070
Impairment of unconsolidated entities	390	—
Write-offs of abandoned development projects	13,659	5,245
Loss on extinguishment of debt	719	5,767
Net loss on land held for divestiture activity	6,458	—
Net gain on disposition of partial interests in rental properties	—	(9,561)
Net gain on change in control of interests	(6,766)	—
Deferred income tax expense (benefit)	25,273	(3,619)
Equity in earnings of unconsolidated entities	(20,438)	(22,379)
Net loss on land held for divestiture activity of unconsolidated entities	41,887	—
Stock-based compensation expense	5,208	4,401
Amortization and mark-to-market adjustments of derivative instruments	(5,262)	574
Non-cash interest expense related to Senior Notes	186	1,148
Cash distributions from operations of unconsolidated entities	30,119	23,763
Discontinued operations:
Depreciation and amortization	395	4,380
Amortization of mortgage procurement costs	8	772
Impairment of real estate	261	—
Deferred income tax expense (benefit)	(2,380)	14,785
Gain on disposition of rental properties	(8,879)	(121,695)
Cost of sales of land included in projects under construction and development and completed rental properties	2,875	2,059
Increase in land held for development and sale	(1,811)	(12,897)
Decrease in land held for divestiture	33,479	—
Decrease (increase) in notes and accounts receivable	11,355	(4,109)
Decrease (increase) in other assets	2,235	(14,288)
Increase in restricted cash and escrowed funds used for operating purposes	(1,018)	(1,892)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(14,743)	3,285
Net cash provided by operating activities	216,795	134,533
Cash Flows from Investing Activities
Capital expenditures	(442,098)	(360,580)
Payment of lease procurement costs	(5,886)	(12,020)
(Increase) decrease in other assets	(19,140)	1,457
Decrease in restricted cash and escrowed funds used for investing purposes	188,483	137,016
Proceeds from disposition of full or partial interests in rental properties	8,896	321,438
Increase in investments in and advances to unconsolidated entities	(11,992)	(63,521)
Net cash (used in) provided by investing activities	(281,737)	23,790
Cash Flows from Financing Activities
Proceeds from nonrecourse mortgage debt and notes payable	461,579	176,364
Principal payments on nonrecourse mortgage debt and notes payable	(329,184)	(205,550)
Borrowings on bank revolving credit facility	75,000	464,575
Payments on bank revolving credit facility	(75,000)	(601,727)
Proceeds from issuance of Convertible Senior Notes, net of $10,625 of issuance costs	—	339,375
Payment of transaction costs related to exchange of Convertible Senior Notes due 2016 for Class A common stock	—	(3,200)
Payment of deferred financing costs	(7,471)	(9,859)
Change in restricted cash and escrowed funds and book overdrafts	(8,376)	(10,714)
Purchase of treasury stock	(1,591)	(1,630)
Exercise of stock options	13	177
Dividends paid to preferred shareholders	(7,700)	(7,700)
Contributions from noncontrolling interests	240	2,909
Distributions to noncontrolling interests	(19,188)	(82,367)
Net cash provided by financing activities	88,322	60,653
Net increase in cash and equivalents	23,380	218,976
Cash and equivalents at beginning of period	217,486	193,372
Cash and equivalents at end of period	$240,866	$412,348

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaires
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental Non-Cash Disclosures:
The following table represents a summary of non-cash transactions primarily as a result of changes in consolidation methods due to the occurrence of triggering events including, but not limited to, the dispositions of partial interests of rental properties. Other non-cash transactions included in the table include acquisitions of partners' noncontrolling interests, dispositions of properties whereby the nonrecourse mortgage debt is assumed by the buyer, change in construction payables, reclassification prior to sale of outlot land parcels from projects under construction and development or completed rental properties to land held for sale and the capitalization of stock-based compensation granted to employees directly involved with the development and construction of real estate.
In addition to the transactions noted above, during the three months ended July 31, 2012, the Company issued $125,000,000 of 2034 Senior Notes ($116,792,000, net of discount), which was immediately deposited into a cash escrow account. As a result, this non-cash transaction is included in the increase in senior and subordinated debt and increase in restricted cash and escrowed funds within the Financing Activities section of the table below. See Note D – Senior and Subordinated Debt for more information.

	Six Months Ended July 31,
	2012	2011
	(in thousands)
Operating Activities
Increase in land held for development and sale	$(1,916)	$(7,401)
Increase in land held for divestiture	(5,538)	—
Decrease in notes and accounts receivable	6,912	32,595
(Increase) decrease in other assets	(2,435)	123,885
Decrease in restricted cash and escrowed funds	3,624	149,790
Increase (decrease) in accounts payable and accrued expenses	6,701	(9,983)
Total effect on operating activities	$7,348	$288,886
Investing Activities
(Increase) decrease in projects under construction and development	$(14,174)	$487,387
(Increase) decrease in completed rental properties	(2,995)	1,097,239
Decrease (increase) in investments in and advances to affiliates	9,524	(253,540)
Total effect on investing activities	$(7,645)	$1,331,086
Financing Activities
Decrease in nonrecourse mortgage debt and notes payable	$(2,561)	$(1,569,240)
Increase (decrease) in senior and subordinated debt	118,951	(40,000)
Increase in restricted cash and escrowed funds	(116,792)	—
Increase in Class A common stock	—	959
(Decrease) increase in additional paid-in capital	(5,610)	40,861
Increase in redeemable noncontrolling interest	7,266	1,987
Decrease in noncontrolling interest	(957)	(54,539)
Total effect on financing activities	$297	$(1,619,972)

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
Revision of Prior Period Financial Statements
Historically, the Company wrote-off specific development projects when management determined it was probable the specific project would not be developed. In addition, the Company recorded an allowance for estimated project development write-offs for projects under development that had not yet been abandoned (the “Allowance”). In connection with the preparation of its financial statements for the year ended January 31, 2012, the Company reconsidered the historical accounting policy related to the Allowance and determined that recording the Allowance was not in accordance with ASC 970-360-40 (Real Estate – Abandonments) and concluded that the reserve should be removed (“Allowance Revision”). The Company assessed the materiality of this error on prior periods’ financial statements in accordance with ASC 250 (SEC’s Staff Accounting Bulletin No. 99, "Materiality"), and concluded that the error was not material to any prior annual or interim periods, but the cumulative adjustment necessary to remove the Allowance would be material if the correction was recorded during the year ended January 31, 2012. Accordingly, in accordance with ASC 250 (SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”), the financial statements for the three months ended July 31, 2011, which are presented herein, have been revised. The error had no effect on the financial statements for the six months ended July 31, 2011. The following are selected financial statement line items illustrating the effect of the error correction thereon:

	As Reported (1)	Adjustment	As Revised
Consolidated Statement of Operations for the three months ended July 31, 2011	(in thousands, except per share data)
Operating expenses	$154,756	$(2,000)	$152,756
Deferred income tax expense (benefit)	(4,537)	776	(3,761)
Earnings (loss) from continuing operations	(10,521)	1,224	(9,297)
Net earnings attributable to Forest City Enterprises, Inc. common shareholders	4,284	1,224	5,508
Basic earnings (loss) per common share from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	(0.09)	0.01	(0.08)
Diluted earnings (loss) per common share from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	(0.09)	0.01	(0.08)
Basic net earnings per common share attributable to Forest City Enterprises, Inc. common shareholders	0.02	0.01	0.03
Diluted net earnings per common share attributable to Forest City Enterprises, Inc. common shareholders	0.02	0.01	0.03

(1)	Adjusted to reflect the impact of discontinued operations (see Note M).
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Variable Interest Entities
The Company’s VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, a hotel, land development and The Nets, a member of the National Basketball Association (“NBA”). As of July 31, 2012, the Company determined that it was the primary beneficiary of 31 VIEs representing 20 properties (16 VIEs representing 7 properties in the Residential Group, 14 VIEs representing 12 properties in the Commercial Group and 1 VIE/property in the Land Development Group). The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of July 31, 2012, the Company held variable interests in 59 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of involvement with these unconsolidated VIEs is limited to the Company’s investments in those VIEs totaling approximately $66,000,000 at July 31, 2012. In addition, as of July 31, 2012, the Company consolidates a VIE which holds collateralized borrowings of $29,000,000, which the Company has guaranteed.
Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”):

	July 31, 2012	January 31, 2012
	(in thousands)
Unrealized losses on securities	$428	$445
Unrealized losses on foreign currency translation	—	1,558
Unrealized losses on interest rate contracts (1)	191,110	194,928
	191,538	196,931
Noncontrolling interest and income tax benefit	(74,409)	(76,471)
Accumulated Other Comprehensive Loss	$117,129	$120,460

(1)
Included in the amounts as of July 31 and January 31, 2012 are $141,840 and $143,303, respectively, of unrealized losses on an interest rate swap associated with New York Times, an office building in Manhattan, New York, on its nonrecourse mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all-in lender interest rate of 6.40% (5.50% swap rate plus 0.90% lender spread) and expires in September 2017.

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
Investments in Unconsolidated Entities
For the six months ended July 31, 2012, Brooklyn Basketball Holdings, LLC ("BBH"), an equity method investment that owns The Nets, was deemed a significant subsidiary. Summarized financial information for BBH is as follows:

	Six Months Ended July 31,
	2012	2011
	(in thousands)
Operations:
Revenues	$57,470	$49,132
Operating expenses	(81,151)	(71,647)
Interest expense, net	(7,228)	(6,764)
Depreciation and amortization	(4,938)	(4,599)
Net loss (pre-tax)	$(35,847)	$(33,878)
Company's portion of net loss (pre-tax)	$(15,230)	$(3,686)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

New Accounting Guidance
The following accounting pronouncements were adopted during the six months ended July 31, 2012:
In September 2011, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance on testing goodwill for impairment. This guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after performing a qualitative assessment, an entity determines that it is not more likely than not that the fair market value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is not necessary. If an entity concludes otherwise, it is then required to perform the first step of the two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance on February 1, 2012 did not impact the Company’s consolidated financial statements.
In June 2011, the FASB issued an amendment to the accounting guidance for the presentation of comprehensive income. This guidance provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2011.The adoption of this guidance on February 1, 2012 did not have a material impact on the Company’s consolidated financial statements.
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
The following new accounting pronouncements will be adopted on the respective required effective dates:
In July 2012, the FASB issued an amendment to the accounting guidance on testing indefinite-lived intangible assets for impairment. This guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is not more likely than not that the asset is impaired, then the entity is not required to take further action. If an entity concludes otherwise, it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative test by comparing the fair value with the carrying amount. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In December 2011, the FASB issued an amendment to the accounting guidance on derecognition of in substance real estate. This guidance specifies that when a parent company (reporting entity) ceases to have a controlling financial interest (as described in the accounting guidance on Consolidation) in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance on property, plant and equipment to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. This guidance is effective for annual and interim reporting periods beginning on or after June 15, 2012. Early adoption is permitted. The guidance in this amendment is consistent with the Company's previous accounting policies and, as a result will not impact its consolidated financial statements or their comparability to previously issued financial statements.

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

B. Mortgage Debt and Notes Payable, Nonrecourse
The following table summarizes the mortgage debt and notes payable, nonrecourse maturities, including balances associated with land held for divestiture and operating property held for sale, as of July 31, 2012:

Fiscal Years Ending January 31,	Total Maturities
(in thousands)
2013	$1,048,808
2014	797,294
2015	325,514
2016	373,480
2017	424,954
Thereafter	2,819,308
Total	$5,789,358

C. Bank Revolving Credit Facility
The Company has a Third Amended and Restated Credit Agreement and a Third Amended and Restated Guaranty of Payment of Debt (collectively, the “Credit Facility”) which provides total available borrowings of $450,000,000. The Credit Facility matures on March 30, 2014 and provides for one, 12-month extension option, subject to certain conditions. Borrowings bear interest at LIBOR, subject to a floor of 100 basis points, plus 3.75%. Up to $100,000,000 of the available borrowings may be used, in the aggregate, for letters of credit and/or surety bonds. The Credit Facility has a number of restrictive covenants, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that the Company may incur and restrictions on the pledging of ownership interests in subsidiaries. Additionally, the Credit Facility contains certain development limitations and financial covenants, including the maintenance of minimum liquidity, certain debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as specified in the Credit Facility). At July 31, 2012, the Company was in compliance with all of these financial covenants.
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
The following table summarizes the available credit on the Credit Facility:

	July 31, 2012	January 31, 2012
	(in thousands)
Maximum borrowings	$450,000	$450,000
Less outstanding balances:
Borrowings	—	—
Letters of credit	70,646	69,389
Surety bonds	—	—
Available credit	$379,354	$380,611

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

D. Senior and Subordinated Debt
The following table summarizes the Company’s senior and subordinated debt:

	July 31, 2012	January 31, 2012
	(in thousands)
Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	$199,294	$199,132
7.625% Senior Notes due 2015	178,253	178,253
5.000% Convertible Senior Notes due 2016	50,000	50,000
6.500% Senior Notes due 2017	132,144	132,144
4.250% Convertible Senior Notes due 2018	350,000	350,000
7.375% Senior Notes due 2034, net of discount	218,975	100,000
Total Senior Notes	1,128,666	1,009,529
Subordinated Debt:
Subordinate Tax Revenue Bonds due 2013	29,000	29,000
Total Senior and Subordinated Debt	$1,157,666	$1,038,529
On July 3, 2012, the Company issued $125,000,000 of additional 7.375% Senior Notes due February 1, 2034 (“2034 Senior Notes”) in a public offering, net of a 4.84% discount. The terms of the 2034 Senior Notes, other than their issue date and public offering price, are identical to the previously issued $100,000,000 aggregate principal amount of 2034 Senior Notes on February 10, 2004. Proceeds of this offering, net of discounts and underwriters commissions were $116,792,000. Net proceeds, along with an additional $8,208,000 of cash on hand were immediately deposited into a restricted cash escrow account established to redeem $125,000,000 principal amount of the Company's 7.625% Senior Notes due 2015 (“2015 Senior Notes”). The amount included in the restricted escrow account is included in restricted cash and escrowed funds on the Consolidated Balance Sheets at July 31, 2012.
On August 20, 2012, the Company used the cash escrow to redeem $125,000,000 in principal amount of its outstanding 2015 Senior Notes. The 2015 Senior Notes were purchased at par plus any accrued and unpaid interest up to, but not including, August 20, 2012. After the redemption, $53,253,000 of 2015 Senior Notes remain outstanding.
All of the Company’s senior notes are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to all existing and future secured indebtedness and other liabilities of the Company’s subsidiaries to the extent of the value of the collateral securing such other debt, including the Credit Facility. The indentures governing the senior notes contain covenants providing, among other things, limitations on incurring additional debt and payment of dividends. At July 31, 2012, the Company was in compliance with these financial covenants.

E. Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned impact on earnings and cash flows that may be caused by interest rate volatility. The Company’s strategy includes the use of interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. The Company enters into interest rate swaps to convert certain floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions, or forward starting swaps to hedge the changes in benchmark interest rates on forecasted financings. The Company enters into interest rate swap agreements for hedging purposes for periods that are generally one to ten years. Option products utilized include interest rate caps, floors and Treasury options. The use of these option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt. The caps and floors have typical durations ranging from one to three years while the Treasury options are for periods of five to ten years. The Company does not have any Treasury options outstanding at July 31, 2012.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any charges for ineffectiveness related to fully consolidated cash flow hedges during the three and six months ended July 31, 2012 and 2011. As of July 31, 2012, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $28,085,000, net of tax. However, the actual amount reclassified could vary due to future changes in fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held by the Company and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require the Company and/or the Joint Ventures to pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At July 31, 2012, the SIFMA rate was 0.15%. Additionally, the Company and/or the Joint Ventures have guaranteed the fair value of the underlying borrowings. Any fluctuation in the value of the TRS is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact to the Company and/or the Joint Ventures. At July 31, 2012, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $266,660,000. The underlying TRS borrowings are subject to a fair value adjustment (see Note F – Fair Value Measurements).
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
The Company enters into forward swaps to protect itself against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time the Company secures and locks an interest rate on an anticipated financing, it intends to simultaneously terminate the forward swap associated with that financing. At July 31, 2012, the Company had no forward swaps outstanding. The Company terminated a forward swap with a notional amount of $62,800,000 on February 1, 2011. This forward swap was not designated as a cash flow hedge. As such, the change in fair value of this swap was marked to market through earnings on a quarterly basis. Related to this forward swap, the Company recorded $229,000 for the six months ended July 31, 2011 as a reduction of interest expense.

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

	Fair Value of Derivative Instruments
	July 31, 2012
	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Accounts Payable and Accrued Expenses)
	Current Notional	Fair Value	Current Notional	Fair Value
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate caps	$—	$—	$—	$—
Interest rate swap agreements	—	—	1,020,446	146,703
TRS	28,100	987	238,560	10,536
Total derivatives designated as hedging instruments	$28,100	$987	$1,259,006	$157,239
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$534,585	$13	$—	$—
Interest rate swap agreements	19,521	673	—	—
TRS	140,800	18,692	30,360	16,874
Total derivatives not designated as hedging instruments	$694,906	$19,378	$30,360	$16,874

	January 31, 2012
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate caps	$—	$—	$—	$—
Interest rate swap agreements	—	—	897,193	148,699
TRS	27,197	774	243,560	9,954
Total derivatives designated as hedging instruments	$27,197	$774	$1,140,753	$158,653
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$435,201	$13	$—	$—
Interest rate swap agreements	19,521	1,083	—	—
TRS	141,703	9,534	30,360	15,367
Total derivatives not designated as hedging instruments	$596,425	$10,630	$30,360	$15,367

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in loss of unconsolidated entities and interest expense in the Consolidated Statements of Operations:

		Gain (Loss) Reclassified from Accumulated OCI
Derivatives Designated as Cash Flow Hedging Instruments	Gain (Loss) Recognized in OCI (Effective Portion)	Location on Consolidated Statements of Operations	Effective Amount	Ineffective Amount
	(in thousands)
Three Months Ended July 31, 2012
Interest rate caps, interest rate swaps and Treasury options	$(7,019)	Interest expense	$(980)	$—
Interest rate caps, interest rate swaps and Treasury options	—	Equity in loss of unconsolidated entities	(93)	6
Total	$(7,019)		$(1,073)	$6
Six Months Ended July 31, 2012
Interest rate caps, interest rate swaps and Treasury options	$1,706	Interest expense	$(1,947)	$—
Interest rate caps, interest rate swaps and Treasury options	—	Equity in loss of unconsolidated entities	(181)	8
Total	$1,706		$(2,128)	$8
Three Months Ended July 31, 2011
Interest rate caps, interest rate swaps and Treasury options	$(20,850)	Interest expense	$(944)	$—
Interest rate caps and Treasury options	—	Equity in loss of unconsolidated entities	(94)	(555)
Total	$(20,850)		$(1,038)	$(555)
Six Months Ended July 31, 2011
Interest rate caps, interest rate swaps and Treasury options	$(22,889)	Interest expense	$(1,635)	$—
Interest rate caps and Treasury options	—	Equity in loss of unconsolidated entities	(182)	(555)
Total	$(22,889)		$(1,817)	$(555)
The following table presents the impact of gains and losses in the Consolidated Statements of Operations related to derivative instruments:

	Net Gain (Loss) Recognized
	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)
Derivatives Designated as Fair Value Hedging Instruments
TRS (1)	$(225)	$5,982	$(370)	$7,464
Derivatives Not Designated as Hedging Instruments
Interest rate caps and interest rate swaps	$(241)	$(201)	$(446)	$(397)
TRS	3,348	414	7,651	1,454
Total	$3,107	$213	$7,205	$1,057

(1)
The net gain (loss) recognized in interest expense from the change in fair value of the underlying TRS borrowings was $225 and $370 for the three and six months ended July 31, 2012, respectively, and $(5,982) and $(7,464) for the three and six months ended July 31, 2011, respectively, offsetting the gain (loss) recognized on the TRS (see Note F – Fair Value Measurements).

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
As of July 31, 2012, the aggregate fair value of all derivative instruments in a liability position, prior to the adjustment for nonperformance risk of $14,960,000, is $189,073,000. The Company had posted collateral consisting primarily of cash and notes receivable of $88,479,000 related to all derivative instruments. If all credit risk contingent features underlying these agreements had been triggered on July 31, 2012, the Company would have been required to post collateral of the full amount of the liability position.

F. Fair Value Measurements
The Company’s financial assets and liabilities subject to fair value measurements are interest rate caps, interest rate swap agreements, TRS and borrowings subject to TRS (see Note E—Derivative Instruments and Hedging Activities). The Company’s impairment of real estate and unconsolidated entities is also subject to fair value measurements (see Note I – Land Held for Divestiture, Note L –Impairment of Real Estate, Impairment of Unconsolidated Entities and Write-Off of Abandoned Development Projects and Note M – Discontinued Operations and Gain on Disposition of Rental Properties).
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

	Fair Value Measurements
	July 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate caps	$—	$13	$—	$13
Interest rate swap agreements (positive fair value)	—	673	—	673
Interest rate swap agreements (negative fair value)	—	(4,863)	(141,840)	(146,703)
TRS (positive fair value)	—	—	19,679	19,679
TRS (negative fair value)	—	—	(27,410)	(27,410)
Fair value adjustment to the borrowings subject to TRS	—	—	9,550	9,550
Redeemable noncontrolling interest	—	—	(232,107)	(232,107)
Total	$—	$(4,177)	$(372,128)	$(376,305)

	January 31, 2012
	(in thousands)
Interest rate caps	$—	$13	$—	$13
Interest rate swap agreements (positive fair value)	—	1,083	—	1,083
Interest rate swap agreements (negative fair value)	—	(5,396)	(143,303)	(148,699)
TRS (positive fair value)	—	—	10,308	10,308
TRS (negative fair value)	—	—	(25,321)	(25,321)
Fair value adjustment to the borrowings subject to TRS	—	—	9,180	9,180
Redeemable noncontrolling interest	—	—	(229,149)	(229,149)
Total	$—	$(4,300)	$(378,285)	$(382,585)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents a reconciliation of all financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements
	Redeemable Noncontrolling Interest	Interest Rate Swaps	Net TRS	Fair value adjustment to the borrowings subject to TRS	Total TRS Related	Total
	(in thousands)
Six Months Ended July 31, 2012
Balance, February 1, 2012	$(229,149)	$(143,303)	$(15,013)	$9,180	$(5,833)	$(378,285)
Loss attributable to redeemable noncontrolling interest	4,308	—	—	—	—	4,308
Total realized and unrealized gains (losses):
Included in earnings	—	—	7,282	370	7,652	7,652
Included in other comprehensive income	—	1,463	—	—	—	1,463
Included in additional paid-in capital	(7,266)	—	—	—	—	(7,266)
Balance, July 31, 2012	$(232,107)	$(141,840)	$(7,731)	$9,550	$1,819	$(372,128)
Six Months Ended July 31, 2011
Balance, February 1, 2011	$(226,829)	$(102,387)	$(30,034)	$21,938	$(8,096)	$(337,312)
Loss attributable to redeemable noncontrolling interest	1,879	—	—	—	—	1,879
Total realized and unrealized gains (losses):
Included in earnings	—	—	8,918	(7,464)	1,454	1,454
Included in other comprehensive income	—	(19,072)	—	—	—	(19,072)
Included in additional paid-in capital	(1,986)	—	—	—	—	(1,986)
Settlement	—	—	903	(903)	$—	$—
Balance, July 31, 2011	$(226,936)	$(121,459)	$(20,213)	$13,571	$(6,642)	$(355,037)
The following table presents quantitative information about the significant unobservable inputs used to estimate the fair value of financial instruments measured on a recurring basis as of July 31, 2012.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value July 31, 2012	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
Credit valuation adjustment of interest rate swap	$15,082	Potential future exposure	Credit spreads	2.65(1) - 4.25%
TRS	$(7,731)	Third party bond pricing	Bond quote	84.41 - 106.02(1)
Fair value adjustment to the borrowings subject to TRS	$9,550	Third party bond pricing	Bond quote	84.41 - 100.81(1)
Redeemable noncontrolling interest	$(232,107)	Discounted cash flows	Discount rate	9.7%

(1)	This fair value measurement was developed by third party service providers, subject to the Company’s corroboration for reasonableness.
Third party service providers involved in fair value measurements are evaluated for competency and qualifications on an ongoing basis. Internally developed fair value measurements, including unobservable inputs, are evaluated for reasonableness based on current transactions and experience in the real estate and capital markets.
The Company does not deem the impact of changes in unobservable inputs used to determine the fair market value of the credit valuation adjustment, TRS and fair value adjustment to the borrowings subject to TRS to be significant; however, changes in the discount rate used to determine the fair market value of the redeemable noncontrolling interest could have a significant impact on its fair market value.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the fair value of nonrecourse mortgage debt and notes payable, bank revolving facility, senior and subordinated debt and nonrecourse mortgage debt and notes payable of land held for divestiture and operating properties held for sale:

	July 31, 2012		January 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Fixed Rate Debt	$4,885,611	$5,240,346	$4,458,214	$4,719,636
Variable Rate Debt	2,061,413	2,142,959	2,239,838	2,341,862
Total	$6,947,024	$7,383,305	$6,698,052	$7,061,498

G. Stock-Based Compensation
During the six months ended July 31, 2012, the Company granted 281,828 stock options, 784,935 shares of restricted stock and 301,954 performance shares under the Company’s 1994 Stock Plan. The stock options had a grant-date fair value of $9.24, which was computed using the Black-Scholes option-pricing model with the following assumptions: expected term of 5.5 years, expected volatility of 74.1%, risk-free interest rate of 1.1%, and expected dividend yield of 0%. The exercise price of the options is $14.74, which was the closing price of the underlying Class A common stock on the date of grant. The restricted stock had a grant-date fair value of $14.74 per share, which was the closing price of the Class A common stock on the date of grant. The performance shares had a grant-date fair value of $20.74 per share, which was computed using a Monte Carlo simulation.
At July 31, 2012, there was $5,387,000 of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.71 years, $22,693,000 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 2.90 years, and $5,706,000 of unrecognized compensation cost related to performance shares that is expected to be recognized over a weighted-average period of 3.42 years.
The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)
Stock option costs	$318	$806	$1,920	$995
Restricted stock costs	2,522	2,277	5,352	5,330
Performance shares	458	—	557	—
Total stock-based compensation costs	3,298	3,083	7,829	6,325
Less amount capitalized into qualifying real estate projects	(618)	(1,493)	(2,621)	(1,924)
Amount charged to operating expenses	2,680	1,590	5,208	4,401
Depreciation expense on capitalized stock-based compensation	207	186	414	371
Total stock-based compensation expense	$2,887	$1,776	$5,622	$4,772
Deferred income tax benefit	$1,046	$620	$2,037	$1,738
The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the six months ended July 31, 2012 and 2011 was $726,000 and $1,022,000, respectively. During the six months ended July 31, 2011, previously recorded stock option costs in the amount of $1,622,000, most of which was previously capitalized into real estate projects, were reversed to reflect actual forfeitures in excess of estimated forfeitures.
In connection with the vesting of restricted stock during the six months ended July 31, 2012 and 2011, the Company repurchased into treasury 106,711 shares and 87,070 shares respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $1,591,000 and $1,630,000, respectively.

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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

At January 31, 2011, the Company received a cash deposit of $8,550,000 on Parcel #1. During the three months ended April 30, 2011, the Company received an additional $33,950,000 of the Parcel #1 purchase price. With the receipt of this payment, the buyer’s initial and continuing investment on the sale of Parcel #1 was adequate for gain recognition under the full accrual method in accordance with accounting guidance for sales of real estate. As such, the entire sales price is included in revenues from real estate operations and the related cost of land is included in operating expenses, resulting in a gain on sale of $42,622,000 during the six months ended July 31, 2011. The final $2,500,000 of the Parcel #1 purchase price was received during the three months ended October 31, 2011.
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
During the three months ended April 30, 2012, the Company received cash proceeds of $33,000,000 representing the remaining Parcel #2 purchase price. With receipt of this payment, the buyer’s initial and continuing investment on the sale of Parcel #2 was adequate for gain recognition under the full accrual method in accordance with accounting guidance for sales of real estate. As such, the entire sales price is included in revenues from real estate operations and the related cost of land is included in operating expenses, resulting in a gain on sale of $36,484,000 during the six months ended July 31, 2012.

I. Land Held for Divestiture
On January 31, 2012, the Board of Directors of the Company approved a strategic decision by senior management to reposition portions of the Company's investment in the Land Development Group as part of a greater focus on core rental properties in core markets. The Company's land holdings subject to strategic divestiture are included in both fully consolidated entities and joint ventures accounted for on the equity method of accounting. As of January 31, 2012, the Company planned to retain its land investments in only two land development projects; its consolidated Stapleton project in Denver, Colorado and its Central Station project in downtown Chicago, Illinois, which is accounted for under the equity method of accounting.
During the three months ended April 30, 2012, the Company established an execution strategy relating to the land divestiture effort. For land projects that are not wholly-owned, the initial strategy was to negotiate with current partners to sell the Company's partnership interests to them, or acquire theirs, which would enable the Company to go to market with 100% ownership of the land development opportunity. The Company began preliminary discussions with numerous different potential buyers ranging from large national investment funds to regional land developers as part of the divestiture strategy.
During the three months ended July 31, 2012, the Company entered into more specific and detailed negotiations with interested parties and closed on the divestiture of several land projects. Ongoing negotiations continue on the remaining land projects with current partners and potential national, regional and local land buyers. The Company has varying levels of interest from potential buyers on many of its land projects, and as a result, at July 31, 2012, the Company has committed deals on certain land projects, which are expected to close during the year ending January 31, 2013, and has several offers and letters of intent currently being evaluated by the Company.
During the three and six months ended July 31, 2012, the Company recorded the land held for divestiture activities for fully consolidated land projects and those accounted for on the equity method of accounting on their own separate financial statement line items in the Consolidated Statements of Operations. These activities primarily represent sales of bulk land projects held for divestiture, the associated cost of sales and impairment of land held for divestiture.
The following table summarizes the net loss on land held for divestiture activities of consolidated entities:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)
Sales of land held for divestiture	$34,510	$—	$34,510	$—
Cost of sales of land held for divestiture	(25,172)	—	(25,172)	—
Net gain on sales of land held for divestiture	9,338	—	9,338	—
Impairment of land held for divestiture	(15,796)	—	(15,796)	—
Net loss on land held for divestiture activities	$(6,458)	$—	$(6,458)	$—
The net gain on sales of land held for divestiture for the three and six months ended July 31, 2012 primarily relates to the sale of the Company's 51% ownership interest in a land project in Prosper, Texas. The transaction, which had a sale price of $29,800,000, resulted in a gain of approximately $7,600,000 ($3,900,000, net of noncontrolling interest).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Through the competitive bid process and the negotiation process of taking informal expressions of interest to bona fide purchase offers, the Company obtained additional information regarding the value of its specific projects as viewed by current market participants. Based on the various levels of interest from potential buyers and information obtained from preliminary sales contracts, letters of intent and other negotiations on the remaining land projects discussed above, the Company reviewed its assumptions used to estimate the fair value of the land held for divestiture. As a result, the Company has recorded an additional impairment charge of $15,796,000 during the three and six months ended July 31, 2012.
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of non-recurring impairment of land held for divestiture for the six months ended July 31, 2012:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value July 31, 2012	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
Impairment of land held for divestiture	$15,663	Indicative bids	Indicative bids	N/A(1)
Impairment of land held for divestiture	$926	Undiscounted cash flows(2)	N/A	N/A

(1)	These fair value measurements were developed by third party sources, subject to the Company’s corroboration for reasonableness.

(2)	The Company used an undiscounted cash flow technique due to its estimated holding period being less than twelve months.
The following table summarizes the net loss on investments in unconsolidated entities which are part of the land divestiture strategy:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)
Net loss on sales of land held for divestiture of unconsolidated entities	$(1,481)	$—	$(1,481)	$—
Impairment of investments in unconsolidated entities	(40,406)	—	(40,406)	—
Net loss on land held for divestiture activities of unconsolidated entities	$(41,887)	$—	$(41,887)	$—
During the three months ended July 31, 2012, the Company received an unsolicited offer to purchase its ownership interest in the remaining land parcels at Central Station for approximately $30,000,000. The Company evaluated the offer and made a decision to divest its equity method investment in Central Station as part of its formal land divestiture activities. The proposed sale would support the continued strategic efforts to focus on core rental products in core markets and delever its balance sheet and as a result, the Company signed a letter of intent. Based on the terms of the letter of intent, the Company recorded an impairment charge of approximately$17,000,000 during the three and six months ended July 31, 2012, which is included in impairment of land held for divestiture of unconsolidated entities.
During the three months ended July 31, 2012, the Company continued to market its equity method ownership interest in a land project in Mesa del Sol, New Mexico to several potential buyers. Mesa del Sol is a large 3,000 acre development opportunity in the beginning stage of residential land development and is not expected to generate positive cash flow in the near-term due to the expected level of development expenditures needed to prepare the first phase of lots for sale. During the extensive marketing activities, there were few buyers that expressed interest in taking on the long-term development risk, and those that were, expected larger returns than previously estimated. As a result, based on these negotiations and other market information obtained from these potential buyers and other industry data, the Company updated its assumptions used in estimating the fair value of the investment, including discount rates, absorption rates and commercial and residential land pricing. Based on the updated valuation model, the Company recorded an additional impairment charge of approximately $15,000,000 during the three and six months ended July 31, 2012, which is included in impairment of land held for divestiture of unconsolidated entities.

J. Net Gain on Disposition of Partial Interests in Rental Properties
The net gain on disposition of partial interests in rental properties is comprised of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)
New York Retail Joint Venture	$—	$—	$—	$9,561
	$—	$—	$—	$9,561

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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
For its 49% equity interests, the outside partner invested cash and assumed debt of $244,952,000, representing 49% of the nonrecourse mortgage debt on the 15 properties. As of January 31, 2012, the Company received proceeds of $178,286,000, primarily in the form of a loan. Based on the net amount of cash received, the outside partner’s minimum initial investment requirement of 20% was not met. As such, the transaction did not qualify for full gain recognition under accounting guidance related to real estate sales. Therefore, the installment method of gain recognition was applied, resulting in a net gain on disposition of partial interest in rental properties of $9,561,000 during the six months ended July 31, 2011. As of July 31, 2012, the remaining gain of $114,465,000 continues to be deferred and is included in accounts payable, accrued expenses, and other liabilities. Transaction costs totaling $11,776,000, of which $5,779,000 relating to participation payments made to the ground lessors of two of the properties in accordance with the respective ground lease agreements did not qualify for deferral and were included in the calculation of the net gain on disposition of partial interests in rental properties recorded during the six months ended July 31, 2011. The 15 properties are adequately capitalized and do not contain the characteristics of a VIE. Based on this and the substantive participating rights held by the outside partner with regards to the properties, the Company concluded it appropriate to deconsolidate the entities and account for them under the equity method of accounting.

K. Income Taxes
Income tax benefit for the three months ended July 31, 2012 and 2011 was $(9,042,000) and $(5,899,000), respectively. Income tax expense for the six months ended July 31, 2012 and 2011 was $501,000 and $11,841,000, respectively. The difference in the recorded income tax expense/benefit versus the income tax expense/benefit computed at the statutory federal income tax rate is primarily attributable to state income taxes, changes in state net operating losses, additional general business credits, changes to the valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.
The Company applies an estimated annual effective tax rate to its year-to-date earnings from operations to derive its tax provision for the quarter. Certain circumstances may arise which make it difficult for the Company to determine a reasonable estimate of its annual effective tax rate for the year. The Company’s projected marginal operating results, which include the gain related to the Commercial Group’s land sales as described in Note H – Commercial Group Land Sales, result in an effective tax rate that changes significantly with small variations in projected income or loss from operations or permanent differences and thus does not provide for a reliable estimate of the estimated annual effective tax rate. Therefore, in computing the Company’s income tax provision for the three and six months ended July 31, 2012 and 2011, the Company has excluded the gain on the Commercial Group’s land sales from its estimated annual effective tax rate calculation and has recognized the actual income tax expense related to the gain during the six months ended July 31, 2012 and 2011.
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
The Company reviews its real estate portfolio, including land held for development and sale, for impairment whenever events or changes indicate that its carrying value may not be recoverable. In cases where the Company does not expect to recover its carrying costs, an impairment charge is recorded. The impairments recorded during the three and six months ended July 31, 2012 and 2011 represent write-downs to estimated fair value due to a change in events, such as a bona fide third-party purchase offer or changes in certain assumptions, including estimated holding periods and current market conditions and the impact of these assumptions to the properties’ estimated future cash flows, which represents Level 3 inputs.
The following table summarizes the Company's impairment of real estate included in continuing operations.

		Three Months Ended July 31,		Six Months Ended July 31,
		2012	2011	2012	2011
		(in thousands)
White Oak Village (Specialty Retail Center)	Richmond, Virginia	$1,566	$—	$1,566	$—
Investment in triple net lease retail property	Portage, Michigan	882	—	2,263	3,435
Other		460	235	460	1,635
		$2,908	$235	$4,289	$5,070
In addition, included in discontinued operations is a $261,000 impairment of real estate for the three and six months ended July 31, 2012.
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the non-recurring impairment of real estate (including discontinued operations) for the six months ended July 31, 2012:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value July 31, 2012	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
Impairment of real estate	$80,929	Indicative Bids	Indicative Bids	N/A (1)

(1)	These fair value measurements were derived from three bona fide purchase offers from third party prospective buyers, subject to the Company’s corroboration for reasonableness.
Impairment of Unconsolidated Entities
The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate that its carrying value in the investments may be in excess of fair value. An equity method investment’s value is impaired if management’s estimate of its fair value is less than the carrying value and the difference is deemed to be other-than-temporary. In order to arrive at the estimates of fair value, the Company uses varying assumptions that may include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, which are considered to be Level 3 inputs. For newly opened properties, assumptions also include the timing of initial lease up at the property. In the event the initial lease up assumptions differ from actual results, estimated future discounted cash flows may vary resulting in impairment charges in future periods. The Company recorded $390,000 of impairments of unconsolidated entities during the three and six months ended July 31, 2012. The Company recorded no impairments of unconsolidated entities during the three and six months ended July 31, 2011.
Write-Off of Abandoned Development Projects
On a quarterly basis, the Company reviews each project under development to determine whether it is probable the project will be developed. If management determines that the project will not be developed, project costs are written off as an abandoned development project cost. The Company abandons certain projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or third party challenges related to entitlements or public financing. The Company wrote off abandoned development projects of $13,212,000 and $13,659,000 during the three and six months ended July 31, 2012, respectively, and $5,088,000 and $5,245,000 during the three and six months ended July 31, 2011, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

M. Discontinued Operations and Gain on Disposition of Rental Properties
The Company considers assets held for sale when the transaction has been approved by management and there are no significant contingencies related to the sale that may prevent the transaction from closing. At July 31, 2012, the Company had one property that met the criteria to be classified as held for sale. Southfield, an apartment community in Whitemarsh, Maryland, was sold on August 7, 2012. The assets and liabilities of Southfield are presented in the table below.

July 31, 2012
(in thousands)
Assets
Real estate, net	$18,478
Other assets	356
Total Assets	$18,834

Liabilities
Mortgage debt and notes payable, nonrecourse	$14,914
Accounts payable, accrued expenses and other liabilities	178
Total Liabilities	$15,092
The following table lists rental properties included in discontinued operations:

Property	Location	Square Feet/ Number of Units/ Rooms	Period Disposed	Three Months Ended 7/31/12	Six Months Ended 7/31/12	Three Months Ended 7/31/11	Six Months Ended 7/31/11
Commercial Group:
Quebec Square	Denver, Colorado	739,000 square feet	Q1-2012	—	Yes	Yes	Yes
Ritz-Carlton hotel	Cleveland, Ohio	206 rooms	Q4-2011	—	—	Yes	Yes
250 Huron	Cleveland, Ohio	119,000 square feet	Q4-2011	—	—	Yes	Yes
Waterfront Station – East 4th & West 4th Buildings	Washington, D.C.	631,000 square feet	Q2-2011	—	—	Yes	Yes
Charleston Marriott hotel	Charleston, West Virginia	352 rooms	Q1-2011	—	—	Yes	Yes
Two triple net lease properties	Various	29,800 square feet	Q2-2012	Yes	Yes	Yes	Yes
Residential Group:
Southfield	Whitemarsh, Maryland	212 units	Q3-2012	Yes	Yes	Yes	Yes
The following table summarizes the operating results related to discontinued operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)
Revenues from real estate operations	$848	$11,819	$2,035	$26,656
Expenses
Operating expenses	319	6,006	778	14,584
Depreciation and amortization	191	1,636	395	4,380
Impairment of real estate	261	—	261	—
	771	7,642	1,434	18,964
Interest expense	(256)	(1,470)	(636)	(3,605)
Amortization of mortgage procurement costs	(4)	(201)	(8)	(772)
Gain on disposition of rental properties	—	111,264	8,879	121,695
Earnings (loss) before income taxes	(183)	113,770	8,836	125,010
Income tax expense (benefit)	(348)	12,892	3,212	17,400
Earnings from discontinued operations	165	100,878	5,624	107,610
Noncontrolling interest
Gain on disposition of rental properties	—	81,365	965	81,758
Operating earnings (loss) from rental properties	(3)	660	5	1,995
	(3)	82,025	970	83,753
Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc.	$168	$18,853	$4,654	$23,857

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the pre-tax gain (loss) on disposition of rental properties:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)
Quebec Square (Specialty Retail Center)	$—	$—	$8,879	$—
Waterfront Station – East 4th & West 4th Buildings (Office Buildings)	—	111,738	—	111,738
Charleston Marriott (Hotel)	—	(474)	—	9,957
Total	$—	$111,264	$8,879	$121,695
Gain on Disposition of Unconsolidated Entities
Upon disposition, investments accounted for on the equity method are not classified as discontinued operations; therefore, gains or losses on the disposition of these properties are reported in continuing operations. The following table summarizes gains and losses on the disposition of unconsolidated entities, which are included in equity in earnings (loss) of unconsolidated entities:

		Three Months Ended July 31,		Six Months Ended July 31,
		2012	2011	2012	2011
		(in thousands)
Village at Gulfstream Park (Specialty Retail Center)	Hallandale Beach, Florida	$14,479	$—	$14,479	$—
Chagrin Plaza I & II (Office Buildings)	Beachwood, Ohio	1,628	—	1,628	—
Apartment Communities:
Metropolitan Lofts	Los Angeles, California	—	—	—	9,964
Twin Lake Towers	Denver, Colorado	—	—	—	2,603
Total		$16,107	$—	$16,107	$12,567

N. Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The Class A Common Units, which are reflected as noncontrolling interests in the Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Class A Common Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with a put or conversion of the 2014 Senior Notes, 2016 Senior Notes, 2018 Senior Notes and Series A preferred stock are included in the computation of diluted EPS using the if-converted method. The loss from continuing operations attributable to Forest City Enterprises, Inc. for the three and six months ended July 31, 2012 and the three months ended July 31, 2011 was allocated solely to holders of common stock as the participating security holders do not share in the losses.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The reconciliation of the amounts used in the basic and diluted EPS computations is shown in the following table.

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Numerators (in thousands)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc.	$(43,885)	$(9,495)	$(25,619)	$31,844
Dividends on preferred stock	(3,850)	(3,850)	(7,700)	(7,700)
Undistributed earnings allocated to participating securities	—	—	—	(766)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders—Basic	(47,735)	(13,345)	(33,319)	23,378
Undistributed earnings allocated to participating securities	—	—	—	766
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders—Diluted	$(47,735)	$(13,345)	$(33,319)	$24,144
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(43,717)	$9,358	$(20,965)	$55,701
Dividends on preferred stock	(3,850)	(3,850)	(7,700)	(7,700)
Undistributed earnings allocated to participating securities	—	(610)	—	(1,523)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders—Basic	(47,567)	4,898	(28,665)	46,478
Undistributed earnings allocated to participating securities	—	—	—	1,523
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders—Diluted	$(47,567)	$4,898	$(28,665)	$48,001
Denominators
Weighted average shares outstanding—Basic	169,454,672	168,788,754	169,331,996	167,171,093
Effect of stock options and restricted stock	—	—	—	1,036,656
Weighted average shares outstanding—Diluted (1)	169,454,672	168,788,754	169,331,996	168,207,749
Earnings Per Share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders—Basic	$(0.28)	$(0.08)	$(0.20)	$0.14
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders—Diluted	$(0.28)	$(0.08)	$(0.20)	$0.14
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders—Basic	$(0.28)	$0.03	$(0.17)	$0.28
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders—Diluted	$(0.28)	$0.03	$(0.17)	$0.29

(1)
Incremental shares from dilutive options, restricted stock and convertible securities aggregating 52,436,282 and 52,535,035 for the three and six months ended July 31, 2012, respectively, and 39,129,204 for the three months ended July 31, 2011, were not included in the computation of diluted EPS because their effect is anti-dilutive due to loss from continuing operations. Weighted average shares issuable upon the conversion of preferred stock, Class A Common Stock Units, and 2014, 2016 and 2018 Senior Notes aggregating 38,263,518 for the six months ended July 31, 2011 were not included in the computation of diluted EPS because their effect is anti-dilutive under the if-converted method. Weighted-average options, restricted stock and performance shares of 4,474,149 and 4,479,739 for the three and six months ended July 31, 2012, respectively, and 3,611,087 and 3,527,106 for the three and six months ended July 31, 2011, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive under the treasury stock method.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

O. Segment Information
The Company operates through three strategic business units and five reportable segments. The three strategic business units/reportable segments are the Commercial Group, Residential Group and Land Development Group (“Real Estate Groups”). The Commercial Group, the Company’s largest strategic business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group develops for-sale condominium projects and also owns interests in entities that develop and manage military family housing. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. On January 31, 2012, the Board of Directors of the Company approved a strategic decision by senior management to reposition or divest significant portions of the Company’s Land Development Group. During the six months ended July 31, 2012, the Company established and began executing the land divestiture strategy (see Note I – Land Held for Divestiture). The remaining two reportable segments are Corporate Activities and The Nets, a member of the NBA in which the Company accounts for its investment on the equity method of accounting. The following tables summarize financial data for the Company’s five reportable segments. All amounts are presented in thousands.

			July 31, 2012	January 31, 2012
			Identifiable Assets
Commercial Group			$8,133,880	$7,970,069
Residential Group			2,035,196	2,022,135
Land Development Group			289,505	352,248
The Nets(1)			(9,066)	(3,836)
Corporate Activities			283,338	163,667
			$10,732,853	$10,504,283

	Three Months Ended July 31,		Six Months Ended July 31,		Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011	2012	2011	2012	2011
	Revenues from Real Estate Operations				Operating Expenses
Commercial Group	$182,139	$178,622	$361,188	$374,813	$105,446	$92,625	$199,384	$190,114
Commercial Group Land Sales	49	1,400	40,049	47,652	50	634	3,566	3,155
Residential Group	66,701	56,822	131,285	109,626	42,902	39,506	87,586	76,001
Land Development Group	12,484	7,862	24,640	15,952	11,271	10,193	22,948	19,418
The Nets	—	—	—	—	—	—	—	—
Corporate Activities	—	—	—	—	13,623	9,798	26,354	24,425
	$261,373	$244,706	$557,162	$548,043	$173,292	$152,756	$339,838	$313,113

	Depreciation and Amortization Expense				Interest Expense
Commercial Group	$41,489	$39,493	$80,999	$81,464	$40,968	$40,607	$79,732	$85,772
Residential Group	12,346	13,531	25,029	26,794	5,040	8,823	9,174	14,820
Land Development Group	139	54	246	114	2,475	776	4,226	1,600
The Nets	—	—	—	—	—	—	—	—
Corporate Activities	257	356	586	709	14,242	12,789	27,837	26,708
	$54,231	$53,434	$106,860	$109,081	$62,725	$62,995	$120,969	$128,900

	Interest and Other Income				Capital Expenditures
Commercial Group	$6,299	$7,714	$10,098	$14,455	$217,758	$151,872	$387,897	$266,497
Residential Group	4,837	4,998	9,312	10,874	27,648	40,523	53,585	93,563
Land Development Group	2,510	2,553	4,870	5,394	139	337	181	350
The Nets	—	—	—	—	—	—	—	—
Corporate Activities	32	50	77	99	199	150	435	170
	$13,678	$15,315	$24,357	$30,822	$245,744	$192,882	$442,098	$360,580

(1)	The identifiable assets represent losses in excess of the Company’s investment basis in The Nets.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The Company believes that, although its business has many facets such as development, acquisitions, disposals, and property management, the core of its business is the recurring operations of its portfolio of real estate assets. The Company’s Chief Executive Officer, the chief operating decision maker, uses EBDT, as presented, to assess performance of its portfolio of real estate assets by operating segment because it provides information on the financial performance of the core real estate portfolio operations. EBDT measures the profitability of a real estate segment’s operations of collecting rent, paying operating expenses and servicing its debt. All amounts in the following tables are presented in thousands.
Reconciliation of EBDT to Net Earnings (Loss) by Segment:

Three Months Ended July 31, 2012	Commercial Group	Residential Group	Land Development Group	The Nets	Corporate Activities	Total
EBDT	$55,769	$32,523	$3,274	$(8,272)	$(26,683)	$56,611
Depreciation and amortization – Real Estate Groups	(51,248)	(20,953)	(101)	—	—	(72,302)
Amortization of mortgage procurement costs – Real Estate Groups	(3,513)	(808)	(28)	—	—	(4,349)
Straight-line rent adjustment	3,920	(145)	—	—	—	3,775
Net loss on land held for divestiture activity	—	—	(9,965)	—	—	(9,965)
Net loss on land held for divestiture activity of unconsolidated entities	—	—	(41,887)	—	—	(41,887)
Gain on disposition of unconsolidated entities	16,107	—	—	—	—	16,107
Net gain on change in control of interests	4,064	—	—	—	—	4,064
Impairment of real estate	(2,908)	—	—	—	—	(2,908)
Impairment of unconsolidated real estate	—	—	(390)	—	—	(390)
Discontinued operations:
Depreciation and amortization – Real Estate Groups	(16)	(175)	—	—	—	(191)
Amortization of mortgage procurement costs – Real Estate Groups	—	(4)	—	—	—	(4)
Impairment of real estate	(261)	—	—	—	—	(261)
Income tax benefit (expense):
Deferred income taxes	—	—	—	—	(11,430)	(11,430)
Current income taxes attributable to above dispositions	—	—	—	—	19,413	19,413
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$21,914	$10,438	$(49,097)	$(8,272)	$(18,700)	$(43,717)
Preferred dividends	—	—	—	—	(3,850)	(3,850)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$21,914	$10,438	$(49,097)	$(8,272)	$(22,550)	$(47,567)

Three Months Ended July 31, 2011	Commercial Group	Residential Group	Land Development Group	The Nets	Corporate Activities	Total
EBDT	$77,497	$19,906	$(214)	$(3,382)	$(23,101)	$70,706
Depreciation and amortization – Real Estate Groups	(48,570)	(18,971)	(67)	—	—	(67,608)
Amortization of mortgage procurement costs – Real Estate Groups	(2,349)	(882)	(85)	—	—	(3,316)
Straight-line rent adjustment	(3,001)	288	—	—	—	(2,713)
Preference payment	(586)	—	—	—	—	(586)
Impairment of real estate	—	(235)	—	—	—	(235)
Allowance for projects under development revision (See Note A)	1,400	600	—	—	—	2,000
Discontinued operations:
Depreciation and amortization – Real Estate Groups	(1,104)	(217)	—	—	—	(1,321)
Amortization of mortgage procurement costs – Real Estate Groups	(95)	(4)	—	—	—	(99)
Straight-line rent adjustment	216	—	—	—	—	216
Gain on disposition of rental properties	29,899	—	—	—	—	29,899
Income tax benefit (expense):
Deferred income taxes .	—	—	—	—	(7,129)	(7,129)
Current income taxes attributable to above dispositions	—	—	—	—	(10,456)	(10,456)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$53,307	$485	$(366)	$(3,382)	$(40,686)	$9,358
Preferred dividends	—	—	—	—	(3,850)	(3,850)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$53,307	$485	$(366)	$(3,382)	$(44,536)	$5,508

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Reconciliation of EBDT to Net Earnings (Loss) by Segment (continued):

Six Months Ended July 31, 2012	Commercial Group	Residential Group	Land Development Group	The Nets	Corporate Activities	Total
EBDT	$153,995	$65,302	$4,364	$(15,230)	$(49,388)	$159,043
Depreciation and amortization – Real Estate Groups	(100,402)	(41,904)	(209)	—	—	(142,515)
Amortization of mortgage procurement costs – Real Estate Groups	(6,352)	(1,562)	(54)	—	—	(7,968)
Straight-line rent adjustment	8,834	(227)	—	—	—	8,607
Net loss on land held for divestiture activity	—	—	(9,965)	—	—	(9,965)
Net loss on land held for divestiture activity of unconsolidated entities	—	—	(41,887)	—	—	(41,887)
Gain on disposition of unconsolidated entities	16,107	—	—	—	—	16,107
Net gain on change in control of interests	4,064	—	—	—	—	4,064
Impairment of real estate	(4,289)	—	—	—	—	(4,289)
Impairment of unconsolidated real estate	—	—	(390)	—	—	(390)
Discontinued operations:
Depreciation and amortization – Real Estate Groups	(40)	(355)	—	—	—	(395)
Amortization of mortgage procurement costs – Real Estate Groups	—	(8)	—	—	—	(8)
Straight-line rent adjustment	3	—	—	—	—	3
Gain on disposition of rental properties	7,914	—	—	—	—	7,914
Impairment of real estate	(261)	—	—	—	—	(261)
Income tax benefit (expense):
Deferred income taxes	—	—	—	—	(22,893)	(22,893)
Current income taxes attributable to above dispositions	—	—	—	—	13,868	13,868
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$79,573	$21,246	$(48,141)	$(15,230)	$(58,413)	$(20,965)
Preferred dividends	—	—	—	—	(7,700)	(7,700)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$79,573	$21,246	$(48,141)	$(15,230)	$(66,113)	$(28,665)

Six Months Ended July 31, 2011	Commercial Group	Residential Group	Land Development Group	The Nets	Corporate Activities	Total
EBDT	$192,776	$46,757	$892	$(3,686)	$(38,657)	$198,082
Depreciation and amortization – Real Estate Groups	(97,350)	(37,102)	(153)	—	—	(134,605)
Amortization of mortgage procurement costs – Real Estate Groups	(4,818)	(1,718)	(146)	—	—	(6,682)
Straight-line rent adjustment	(950)	125	—	—	—	(825)
Preference payment	(1,171)	—	—	—	—	(1,171)
Gain on disposition of partial interests in rental properties	9,561	—	—	—	—	9,561
Gain on disposition of unconsolidated entities	—	12,567	—	—	—	12,567
Impairment of real estate	(3,435)	(235)	(1,400)	—	—	(5,070)
Allowance for projects under development revision (See Note A)	—	—	—	—	—	—
Discontinued operations:
Depreciation and amortization – Real Estate Groups .	(2,754)	(399)	—	—	—	(3,153)
Amortization of mortgage procurement costs – Real Estate Groups	(357)	(8)	—	—	—	(365)
Straight-line rent adjustment	552	—	—	—	—	552
Gain on disposition of rental properties	39,937	—	—	—	—	39,937
Income tax benefit (expense):
Deferred income taxes .	—	—	—	—	(11,166)	(11,166)
Current income taxes attributable to above dispositions	—	—	—	—	(41,961)	(41,961)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$131,991	$19,987	$(807)	$(3,686)	$(91,784)	$55,701
Preferred dividends	—	—	—	—	(7,700)	(7,700)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$131,991	$19,987	$(807)	$(3,686)	$(99,484)	$48,001

P. Preferred Stock
The Company declared and paid Series A preferred stock dividends of $3,850,000 and $7,700,000 during both the three and six months ended July 31, 2012 and 2011, respectively. Undeclared Series A preferred stock dividends were $1,925,000 at July 31, 2012. Effective August 1, 2012, the Company’s Board of Directors declared cash dividends on the outstanding shares of Series A preferred stock of $3,850,000 for the period from June 15, 2012 to September 14, 2012 to shareholders of record at the close of business on September 1, 2012, which will be paid on September 15, 2012.

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

RESULTS OF OPERATIONS
Corporate Description
We principally engage in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. We operate through three strategic business units and five reportable segments. The Commercial Group, our largest strategic business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group develops for-sale condominium projects and also owns interests in entities that develop and manage military family housing. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. On January 31, 2012, our Board of Directors approved a strategic decision by senior management to reposition or divest significant portions of our Land Development Group. During the six months ended July 31, 2012, we established and began executing on our land divestiture strategy. See further discussion under “Land Held for Divestiture Activities” in this section.
Corporate Activities and The Nets, a member of the National Basketball Association (“NBA”) in which we account for our investment on the equity method of accounting, are other reportable segments of ours.
We have approximately $10.7 billion of consolidated assets in 27 states and the District of Columbia at July 31, 2012. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, New York, Philadelphia, the Greater San Francisco metropolitan area and the Greater Washington D.C. metropolitan area. We have offices in Albuquerque, Boston, Chicago, Dallas, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
Significant milestones occurring during the second quarter of 2012 include:

•
The issuance of $125,000,000 of additional 7.375% Senior Notes due February 1, 2034 ("2034 Senior Notes"). On August 20, 2012, proceeds from this transaction were used to redeem $125,000,000 in principal amount of our 7.625% Senior Notes due 2015 ("2015 Senior Notes");

•
The sale of Village at Gulfstream Park, an unconsolidated specialty retail center in Hallandale Beach, Florida as part of our strategy to divest assets in non-core markets, resulting in cash proceeds of $15,000,000; and

•	Closing $258,479,000 in nonrecourse mortgage financing transactions.
In addition, subsequent to July 31, 2012, we achieved the following significant milestones:

•	The sale of White Oak Village, a specialty retail center in Richmond, Virginia for a sales price of approximately $68,000,000. The sale generated net cash proceeds of approximately $16,000,000;

•	The sale of Southfield, an apartment community in Whitemarsh, Maryland for a sales price of $32,650,000 which generated net cash proceeds of approximately $16,900,000;

•	The opening of Botanica Eastbridge, a 118 unit apartment community located at our Stapleton project in Denver, Colorado; and

•	Addressing $247,597,000 of nonrecourse mortgage debt financings that would have matured during the year ending January 31, 2013, through closed transactions, commitments and/or automatic extensions.
Net Earnings (Loss) Attributable to Forest City Enterprises, Inc. – Net loss attributable to Forest City Enterprises, Inc. for the three months ended July 31, 2012 was $43,717,000 versus net earnings of $9,358,000 for the three months ended July 31, 2011. Although we have substantial recurring revenue sources from our properties, we also enter into significant transactions, which create substantial variances in net earnings (loss) between periods. This variance to the prior year period is primarily attributable to the following decreases, which are net of noncontrolling interest:

•	$51,852,000 related to the net loss on land held for divestiture activities for fully consolidated land projects and land projects accounted for under the equity method of accounting;

•	$29,899,000 primarily related to the 2011 gain on disposition of Waterfront Station - East 4th & West 4th Buildings, office buildings in Washington, D.C.;

•	$7,818,000 of increased write-offs of abandoned development projects in 2012 compared to 2011;

•	$5,329,000 related to the 2011 gain on early extinguishment of Urban Development Action Grant ("UDAG") loans on Avenue at Tower City, a specialty retail center in Cleveland, Ohio;

•	$4,890,000 related to a 2012 increase in allocated losses from our equity investment in The Nets (see “The Nets” section of the MD&A); and

•	$3,324,000 related to a 2012 increase in impairment charges of consolidated (including discontinued operations) and unconsolidated entities.
These decreases were partially offset by the following increases, net of noncontrolling interest:

•	$16,107,000 related to the 2012 gains on disposition of our unconsolidated investments in Village at Gulfstream Park and Chagrin Plaza I & II, office buildings in Beachwood, Ohio;

•	$10,800,000 related to the 2011 loss on early extinguishment of debt on the exchange of a portion of our 5.00% Convertible Senior Notes due 2016 ("2016 Senior Notes") for Class A common stock;

•
$4,064,000 related to the net gain on change in control of interests related to the acquisition of our partners' interests in certain equity method investments during the three months ended July 31, 2012. The gain represents the adjustment to fair value of all of the assets and liabilities of the entities including the noncontrolling interests of the remaining partner;

•
$3,336,000 related to the change in fair market value of certain derivatives between the comparable periods, which was marked to market through interest expense as a result of the derivatives not qualifying for hedge accounting; and

•
$16,383,000 due to decreased income tax expense attributable to both continuing and discontinued operations primarily related to the fluctuations in earnings before income taxes and pre-tax earnings, including gains in discontinued operations. These fluctuations are primarily related to the various transactions discussed herein.

Net loss attributable to Forest City Enterprises, Inc. for the six months ended July 31, 2012 was $20,965,000 versus net earnings of $55,701,000 for the six months ended July 31, 2011. This variance to the prior year period is primarily attributable to the following decreases, which are net of noncontrolling interest:

•	$51,852,000 related to the net loss on land held for divestiture activities for fully consolidated land projects and land projects accounted for under the equity method of accounting;

•	$42,622,000 related to the 2011 sale of an approximate 6 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio;

•
$32,023,000 related to the 2011 gains on disposition of rental properties exceeding 2012 gains. The 2012 gain related to Quebec Square, a specialty retail center in Denver, Colorado, while the 2011 gains related to Waterfront Station - East 4th & West 4th Buildings and Charleston Marriott, a hotel in Charleston, West Virginia;

•	$11,544,000 related to a 2012 increase in allocated losses from our equity investment in The Nets;

•
$9,561,000 due to the 2011 gain on disposition of partial interests in 15 retail properties in the New York City metropolitan area, related to the formation of new joint venture agreements with an outside partner;

•	$8,108,000 of increased write-offs of abandoned development projects in 2012 compared to 2011;

•	$6,631,000 related to a decrease in income recognized on the sale of state and federal Historic Preservation Tax Credits and New Market Tax Credits in 2012 compared to 2011; and

•	$5,329,000 related to the 2011 gain on early extinguishment of UDAG loans on Avenue at Tower City.
These decreases were partially offset by the following increases, net of noncontrolling interest:

•	$36,484,000 related to the 2012 sale of an approximate 10 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio;

•	$10,800,000 related to the 2011 loss on early extinguishment of debt on the exchange of a portion of our 2016 Senior Notes for Class A common stock;

•
$7,014,000 related to the change in fair market value of certain derivatives between the comparable periods, which was marked to market through interest expense as a result of the derivatives not qualifying for hedge accounting;

•
$4,064,000 related to the net gain on change in control of interests related to the acquisition of our partners' interests in certain equity method investments during the three months ended July 31, 2012. The gain represents the adjustment to fair value of all of the assets and liabilities of the entities including the noncontrolling interests of the remaining partner;

•
$3,540,000 related to the 2012 gains on disposition of our unconsolidated investments exceeding 2011. The 2012 gains related to Village at Gulfstream Park and Chagrin Plaza I & II, while the 2011 gains related to Metropolitan Lofts and Twin Lake Towers, apartment communities in Los Angeles, California and Denver, Colorado, respectively; and

•
$25,528,000 due to decreased income tax expense attributable to both continuing and discontinued operations primarily related to the fluctuations in earnings before income taxes and pre-tax earnings, including gains in discontinued operations. These fluctuations are primarily related to the various transactions discussed herein.

Net Operating Income
Net Operating Income (“NOI”) is defined by us as revenues (excluding straight-line rent adjustments) less operating expenses (including depreciation and amortization and amortization of mortgage procurement costs for non-real estate groups) plus interest income plus equity in earnings (loss) of unconsolidated entities (excluding gain on disposition and impairment of unconsolidated entities) plus interest expense, gain (loss) on early extinguishment of debt, depreciation and amortization of unconsolidated entities. We believe NOI provides us, as well as our investors, additional information about our core business operations and, along with earnings, is necessary to understand our business and operating results. A reconciliation between NOI and Net Earnings (Loss), the most comparable financial measure calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”), is presented below. Although NOI is not presented in accordance with GAAP, investors can use this non-GAAP measure as supplementary information to evaluate our business. NOI is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, our GAAP measures.
Reconciliation of Net Operating Income (non-GAAP) to Net Earnings (Loss) (GAAP) (in thousands):

	Six Months Ended July 31, 2012		Six Months Ended July 31, 2011
Revenues from real estate operations		$557,162		$548,043
Exclude straight-line rent adjustment		(10,162)		(1,481)
Adjusted revenues		547,000		546,562
Add interest and other income		24,357		30,822
Add equity in earnings (loss) of unconsolidated entities, including impairment	$(21,839)		$22,379
Exclude net loss on land held for divestiture of unconsolidated entities	41,887		—
Exclude gain on disposition of unconsolidated entities	(16,107)		(12,567)
Exclude impairment of unconsolidated real estate	390		—
Exclude depreciation and amortization of unconsolidated entities	40,497		31,052
Exclude interest expense of unconsolidated entities	50,298		48,290
Exclude loss on early extinguishment of debt of unconsolidated entities	1,313		2,355
Total NOI from unconsolidated entities	$96,439	96,439	$91,509	91,509
Total adjusted revenues and NOI from unconsolidated entities		667,796		668,893
Operating expenses		339,838		313,113
Add back non-Real Estate depreciation and amortization		1,196		1,388
Exclude straight-line rent adjustment		(1,555)		(2,306)
Exclude preference payment		—		(1,171)
Adjusted operating expenses		339,479		311,024
Net operating income		328,317		357,869
Interest expense		(120,969)		(128,900)
Loss on early extinguishment of debt		(719)		(5,767)
Net loss on land held for divestiture activity		(6,458)		—
Total NOI of unconsolidated entities		(96,439)		(91,509)
Net gain on disposition of rental properties and partial interests in rental properties		—		9,561
Impairment of consolidated real estate		(4,289)		(5,070)
Depreciation and amortization—Real Estate Groups		(105,664)		(107,693)
Amortization of mortgage procurement costs—Real Estate Groups		(6,547)		(5,589)
Straight-line rent adjustment		8,607		(825)
Preference payment		—		(1,171)
Earnings (loss) before income taxes		(4,161)		20,906
Income tax expense		(501)		(11,841)
Net gain on change in control of interests		6,766		—
Equity in earnings of unconsolidated entities, including impairment		20,048		22,379
Net loss on land held for divestiture activity of unconsolidated entities		(41,887)		—
		(21,839)		22,379
Earnings (loss) from continuing operations		(19,735)		31,444
Discontinued operations, net of tax		5,624		107,610
Net earnings (loss)		(14,111)		139,054
Noncontrolling interests
(Earnings) loss from continuing operations attributable to noncontrolling interests		(5,884)		400
Earnings from discontinued operations attributable to noncontrolling interests		(970)		(83,753)
Noncontrolling interests		(6,854)		(83,353)
Net earnings (loss) attributable to Forest City Enterprises, Inc.		$(20,965)		$55,701
Preferred dividends		(7,700)		(7,700)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders		$(28,665)		$48,001

Net Operating Income by Product Type
Full Consolidation (dollars in thousands)

Six Months Ended July 31, 2012	Six Months Ended July 31, 2011

NOI by Product Type	$364,816	NOI by Product Type	$345,290
Casino Land Sale	36,484	Casino Land Sale	42,622
The Nets	(15,230)	The Nets	(3,686)
Corporate Activities	(26,863)	Corporate Activities	(25,035)
Other (2)	(30,890)	Other (2)	(1,322)
Grand Total NOI	$328,317	Grand Total NOI	$357,869

(1) Includes limited-distribution subsidized senior housing.
(2) Includes write-offs of abandoned development projects, non-capitalizable development costs, non-capitalizable marketing/promotional costs associated with Barclays Center and unallocated management and service company overhead, net of tax credit income.

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
EBDT is defined as net earnings excluding the following items at our proportional share: i) gain (loss) on disposition of rental properties, divisions and other investments (net of tax); ii) the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) non-cash charges for real estate depreciation, amortization, and amortization of mortgage procurement costs; iv) deferred income taxes; v) preferred payment which is classified as noncontrolling interest expense on our Consolidated Statement of Operations; vi) impairment of real estate (net of tax); vii) extraordinary items (net of tax); viii) cumulative or retrospective effect of change in accounting principle (net of tax); and ix) revisions of prior period financial statements.
The majority of our peers in the publically traded real estate industry are REITs and report operations using Funds From Operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”). Although we are not a REIT, we feel it is important to publish this measure to allow for easier comparison of our performance to our peers. The major difference between us and our REIT peers is that we are a taxable entity and any taxable income we generate could result in payment of federal or state income taxes. Our REIT peers typically are not subject to federal or state income taxes, but must pay out a portion of their taxable income to shareholders. Due to our effective tax management policies, we have not historically been a significant payer of income taxes. This has allowed us to retain our internally generated cash flows but has also resulted in large expenses for deferred taxes as required by GAAP. The treatment of deferred taxes is the single biggest difference between EBDT and FFO. We intend to continue to report both EBDT and FFO during the fiscal year ending January 31, 2013. Effective February 1, 2013, we will only report FFO to be more comparable to our industry peers.
FFO is defined by NAREIT as net earnings excluding the following items at our proportional share: i) gain (loss) on disposition of rental properties, divisions and other investments (net of tax); ii) non-cash charges for real estate depreciation and amortization; iii) impairment of depreciable real estate (net of tax); iv) extraordinary items (net of tax); and v) cumulative or retrospective effect of change in accounting principle (net of tax).

EBDT and FFO (continued)
The table below illustrates the differences between FFO and our historical reporting of EBDT and reconciles these non-GAAP measures to net earnings (loss), the most comparable GAAP measure.

	Three Months Ended July 31, 2012		Three Months Ended July 31, 2011		Six Months Ended July 31, 2012		Six Months Ended July 31, 2011
	FFO	EBDT	FFO	EBDT	FFO	EBDT	FFO	EBDT
	(in thousands)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(43,717)	$(43,717)	$9,358	$9,358	$(20,965)	$(20,965)	$55,701	$55,701
Depreciation and Amortization—Real Estate Groups(1)	72,493	72,493	68,929	68,929	142,910	142,910	137,758	137,758
Impairment of depreciable rental properties	3,559	3,559	235	235	4,940	4,940	3,670	3,670
Gain on disposition of rental properties and partial interests in rental properties	(16,107)	(16,107)	(29,899)	(29,899)	(24,021)	(24,021)	(62,065)	(62,065)
Income tax expense (benefit) adjustments — current and deferred(2)
Gain on disposition of rental properties and partial interests in rental properties	6,229	6,229	11,597	11,597	9,281	9,281	24,064	24,064
Impairment of depreciable rental properties	(1,380)	(1,380)	(91)	(91)	(1,916)	(1,916)	(1,423)	(1,423)
Straight-line rent adjustments	—	(3,775)	—	2,497	—	(8,610)	—	273
Net gain on change in control of interests	—	(4,064)	—	—	—	(4,064)	—	—
Net loss on land held for divestiture activity	—	51,852	—	—	—	51,852	—	—
Impairment of Land Group projects	—	—	—	—	—	—	—	1,400
Amortization of mortgage procurement costs—Real Estate Groups	—	4,353	—	3,415	—	7,976	—	7,047
Preference payment	—	—	—	586	—	—	—	1,171
Allowance for projects under development revision	—	—	—	(2,000)	—	—	—	—
Income tax expense (benefit) adjustments — current and deferred(2)
Deferred income tax expense on operating earnings	—	5,710	—	6,079	—	20,202	—	31,029
Impairment of Land Group projects	—	—	—	—	—	—	—	(543)
Net loss on land held for divestiture activity	—	(20,118)	—	—	—	(20,118)	—	—
Net gain on change in control of interests	—	1,576	—	—	—	1,576	—	—
FFO/EBDT	$21,077	$56,611	$60,129	$70,706	$110,229	$159,043	$157,705	$198,082

	Three Months Ended July 31, 2012		Three Months Ended July 31, 2011		Six Months Ended July 31, 2012		Six Months Ended July 31, 2011
	FFO	EBDT	FFO	EBDT	FFO	EBDT	FFO	EBDT
FFO/EBDT Per Share Data—Diluted
Numerator (in thousands):
FFO/EBDT	$21,077	$56,611	$60,129	$70,706	$110,229	$159,043	$157,705	$198,082
If-Converted Method (adjustments for interest, net of tax):
3.625% Puttable Senior Notes due 2014	1,110	1,110	1,110	1,110	2,219	2,219	2,219	2,219
5.00% Convertible Senior Notes due 2016	382	382	413	413	765	765	1,102	1,102
4.25% Convertible Senior Notes due 2018	2,277	2,277	329	329	4,554	4,554	329	329
FFO/EBDT for per share data	$24,846	$60,380	$61,981	$72,558	$117,767	$166,581	$161,355	$201,732
Denominator:
Weighted average shares outstanding—Basic	169,454,672	169,454,672	168,788,754	168,788,754	169,331,996	169,331,996	167,171,093	167,171,093
Effect of stock options and restricted stock	739,767	739,767	1,019,210	1,019,210	838,520	838,520	1,036,656	1,036,656
Effect of convertible preferred stock	14,550,257	14,550,257	14,550,257	14,550,257	14,550,257	14,550,257	14,550,257	14,550,257
Effect of convertible debt	33,499,503	33,499,503	19,912,982	19,912,982	33,499,503	33,499,503	20,066,506	20,066,506
Effect of convertible Class A Common Units	3,646,755	3,646,755	3,646,755	3,646,755	3,646,755	3,646,755	3,646,755	3,646,755
Weighted average shares outstanding—Diluted	221,890,954	221,890,954	207,917,958	207,917,958	221,867,031	221,867,031	206,471,267	206,471,267
FFO/EBDT Per Share	$0.11	$0.27	$0.30	$0.35	$0.53	$0.75	$0.78	$0.98

EBDT and FFO (continued)
(1) The following table provides detail of depreciation and amortization.

	Depreciation and Amortization
	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)
Full Consolidation	$54,231	$53,434	$106,860	$109,081
Non-Real Estate	(576)	(686)	(1,196)	(1,388)
Real Estate Groups Full Consolidation	53,655	52,748	105,664	107,693
Real Estate Groups related to noncontrolling interest	(1,039)	(1,150)	(1,996)	(2,788)
Real Estate Groups Unconsolidated	19,686	16,010	38,847	29,700
Real Estate Groups Discontinued Operations	191	1,321	395	3,153
Real Estate Groups Pro-Rata Consolidation	$72,493	$68,929	$142,910	$137,758
(2) The following table provides detail of Income Tax Expense (Benefit):

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)
Current taxes
Operating earnings	$(6,426)	$(11,003)	$(10,224)	$(23,709)
Gain on disposition of rental properties and partial interests in rental properties	(21,081)	8,865	(16,216)	39,169
Net loss on land held for divestiture activity	1,668	—	1,668	—
Subtotal	(25,839)	(2,138)	(24,772)	15,460
Discontinued operations
Operating earnings	5,019	411	4,912	(177)
Gain on disposition of rental properties and partial interests in rental properties	—	1,591	680	2,792
Subtotal	5,019	2,002	5,592	2,615
Total Current taxes	(20,820)	(136)	(19,180)	18,075
Deferred taxes
Operating earnings	10,976	5,775	25,310	30,341
Gain on disposition of rental properties and partial interests in rental properties	27,310	(9,445)	21,988	(31,994)
Impairment of depreciable rental properties	(1,279)	(91)	(1,815)	(1,423)
Impairment of Land Group projects	—	—	—	(543)
Net loss on land held for divestiture activity	(21,786)	—	(21,786)	—
Net gain on change in control of interests	1,576	—	1,576	—
Subtotal	16,797	(3,761)	25,273	(3,619)
Discontinued operations
Operating earnings	(5,266)	304	(5,108)	688
Gain on disposition of rental properties and partial interests in rental properties	—	10,586	2,829	14,097
Impairment of real estate	(101)	—	(101)	—
Subtotal	(5,367)	10,890	(2,380)	14,785
Total Deferred taxes	11,430	7,129	22,893	11,166
Grand Total	$(9,390)	$6,993	$3,713	$29,241

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, operating expenses, interest expense, and equity in earnings (loss) of unconsolidated entities by segment. See discussion of these amounts by segment in the narratives following the tables.

	Three Months Ended July 31,			Six Months Ended July 31,
	2012	2011	Variance	2012	2011	Variance
	(in thousands)
Revenues from Real Estate Operations
Commercial Group	$182,139	$178,622	$3,517	$361,188	$374,813	$(13,625)
Commercial Group Land Sales	49	1,400	(1,351)	40,049	47,652	(7,603)
Residential Group	66,701	56,822	9,879	131,285	109,626	21,659
Land Development Group	12,484	7,862	4,622	24,640	15,952	8,688
The Nets	—	—	—	—	—	—
Corporate Activities	—	—	—	—	—	—
Total Revenues from Real Estate Operations	$261,373	$244,706	$16,667	$557,162	$548,043	$9,119
Operating Expenses
Commercial Group	$105,446	$92,625	$12,821	$199,384	$190,114	$9,270
Cost of Commercial Group Land Sales	50	634	(584)	3,566	3,155	411
Residential Group	42,902	39,506	3,396	87,586	76,001	11,585
Land Development Group	11,271	10,193	1,078	22,948	19,418	3,530
The Nets	—	—	—	—	—	—
Corporate Activities	13,623	9,798	3,825	26,354	24,425	1,929
Total Operating Expenses	$173,292	$152,756	$20,536	$339,838	$313,113	$26,725
Interest Expense
Commercial Group	$40,968	$40,607	$361	$79,732	$85,772	$(6,040)
Residential Group	5,040	8,823	(3,783)	9,174	14,820	(5,646)
Land Development Group	2,475	776	1,699	4,226	1,600	2,626
The Nets	—	—	—	—	—	—
Corporate Activities	14,242	12,789	1,453	27,837	26,708	1,129
Total Interest Expense	$62,725	$62,995	$(270)	$120,969	$128,900	$(7,931)
Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$6,073	$3,845	$2,228	$12,471	$6,767	$5,704
Gain on disposition of Commercial Group unconsolidated entities	16,107	—	16,107	16,107	—	16,107
Residential Group	80	1,614	(1,534)	4,250	6,079	(1,829)
Gain on disposition of Residential Group unconsolidated entities	—	—	—	—	12,567	(12,567)
Land Development Group	2,677	308	2,369	2,840	652	2,188
The Nets	(8,272)	(3,382)	(4,890)	(15,230)	(3,686)	(11,544)
Corporate Activities	—	—	—	—	—	—
Total Equity in Earnings (Loss) of Unconsolidated Entities	$16,665	$2,385	$14,280	$20,438	$22,379	$(1,941)
Commercial Group
Revenues from real estate operations—Revenues from real estate operations for the Commercial Group, including the group’s land sales, increased by $2,166,000, or 1.2%, for the three months ended July 31, 2012 compared to the same period in the prior year. The variance to the prior year is primarily attributable to the following increases:

•	$5,140,000 related to the phased opening of Westchester’s Ridge Hill, a specialty retail center in Yonkers, New York; and

•
$1,903,000 primarily related to increased occupancy at Two MetroTech Center, an office building in Brooklyn, New York, Johns Hopkins - 855 North Wolfe Street, an office building in East Baltimore, Maryland, and Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois.

These increases were partially offset by the following decrease:

•
$3,939,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in October 2011 with an outside partner at the Mall at Stonecrest in Atlanta, Georgia.

Revenues from real estate operations for the Commercial Group, including the group’s land sales, decreased by $21,228,000, or 5.0%, for the six months ended July 31, 2012 compared to the same period in the prior year. The variance to the prior year is primarily attributable to the following decreases:

•	$45,000,000 related to the 2011 sale of an approximate 6 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio;

•
$17,508,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in March 2011 with an outside partner in 15 retail properties in the New York City metropolitan area;

•
$7,914,000 related to the change from full consolidation method of accounting to equity method for 8 Spruce Street, an apartment community in Manhattan, New York, in 2011 due to recapitalization transactions. The revenue for 2011 prior to the conversion to equity method of accounting on July 1, 2011 relates to amounts earned on a construction contract with the New York City School Construction Authority for the construction of a school on the lower floors at 8 Spruce Street. This represents a reimbursement of costs that is included in operating expenses;

•
$7,853,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in October 2011 with an outside partner at the Mall at Stonecrest; and

•	$2,603,000 related to decreases in commercial outlot land sales primarily at Northfield at Stapleton in Denver, Colorado and White Oak Village in Richmond, Virginia.
These decreases were partially offset by the following increases:

•	$40,000,000 related to the 2012 sale of an approximate 10 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio;

•	$8,285,000 related to the phased opening of Westchester’s Ridge Hill;

•	$4,213,000 primarily related to increased occupancy at Two MetroTech Center and Johns Hopkins – 855 North Wolfe Street; and

•	$2,962,000 related to increased revenues on a lease of 303,000 square feet of space in the Higbee Building in Cleveland, Ohio for a new casino.
Operating and Interest Expenses—Operating expenses increased by $12,237,000, or 13.1%, for the three months ended July 31, 2012 compared to the same period in the prior year. The variance to the prior year is primarily attributable to the following increases:

•	$7,734,000 related to increased write-offs of abandoned development projects in 2012 compared to 2011;

•	$3,333,000 primarily related to increased marketing costs related to the Barclays Center arena in Brooklyn, New York; and

•	$3,097,000 related to the phased opening of Westchester’s Ridge Hill.
These increases were partially offset by the following decrease:

•	$1,502,000 related to change from full consolidation method of accounting to equity method upon the formation of a new joint venture in October 2011 with an outside partner at the Mall at Stonecrest.
Operating expenses increased by $9,681,000, or 5.0%, for the six months ended July 31, 2012 compared to the same period in the prior year. The variance to the prior year is primarily attributable to the following increases:

•	$8,050,000 related to increased write-offs of abandoned development projects in 2012 compared to 2011;

•	$7,025,000 related to the phased opening of Westchester’s Ridge Hill;

•	$5,458,000 primarily related to increased marketing costs related to the Barclays Center arena; and

•	$3,516,000 related to the 2012 sale of an approximate 10 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio.
These increases were partially offset by the following decreases:

•
$7,914,000 related to the change from full consolidation of accounting to equity method for 8 Spruce Street in 2011. The operating expenses for 2011 prior to the conversion to equity method of accounting on July 1, 2011 relate to the construction of a school at 8 Spruce Street. These costs are reimbursed by the New York City School Construction Authority which are included in revenues from real estate operations;

•
$5,980,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in March 2011 with an outside partner in 15 retail properties in the New York City metropolitan area;

•
$2,893,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in October 2011 with an outside partner at the Mall at Stonecrest; and

•	$2,378,000 related to the 2011 sale of an approximate 6 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio.
Interest expense for the Commercial Group increased by $361,000, or 0.9%, for the three months ended July 31, 2012 and decreased by $6,040,000, or 7.0%, for the six months ended July 31, 2012 compared to the same periods in the prior year. The decrease for the six months ended July 31, 2012 is primarily attributable to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in March 2011 with an outside partner in 15 retail properties in the New York City metropolitan area.
Comparable occupancy for the Commercial Group is 91.6% and 91.4% for retail and office, respectively, as of July 31, 2012 compared to 91.2% and 91.1%, respectively, as of July 31, 2011. Retail and office occupancy as of July 31, 2012 and 2011 is based on square feet leased at the end of the fiscal quarter. Comparable occupancy relates to properties opened and operated in both the six months ended July 31, 2012 and 2011.
As of July 31, 2012, the average base rent per square feet expiring for retail and office leases is $27.94 and $31.30, respectively, compared to $27.54 and $30.92, respectively, as of July 31, 2011. Square feet of expiring leases and average base rent per square feet are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases.
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

Regional Malls
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per Square Foot (1)(2)	Prior Rent Per Square Foot (1)(2)	Cash Basis % Change over Prior Rent
3rd Quarter 2011	48	162,170	$49.53	$45.43	9.0%
4th Quarter 2011	59	149,030	$60.95	$55.35	10.1%
1st Quarter 2012	38	88,993	$58.67	$53.37	9.9%
2nd Quarter 2012	28	81,774	$53.36	$48.96	9.0%
Total	173	481,967	$55.37	$50.56	9.5%

Specialty Retail Centers
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per Square Foot (1)(2)	Prior Rent Per Square Foot (1)(2)	Cash Basis % Change over Prior Rent
3rd Quarter 2011	10	34,385	$62.29	$56.11	11.0%
4th Quarter 2011	9	83,671	$31.12	$27.86	11.7%
1st Quarter 2012	7	29,117	$41.95	$41.56	0.9%
2nd Quarter 2012	8	35,234	$21.40	$21.77	(1.7)%
Total	34	182,407	$36.85	$34.20	7.7%

Office Buildings
The following table represents all new leases compared to terms of all expired leases in our office portfolio over the past 12 months.

Office Buildings
Quarter	Number of Leases Signed	Number of Leases Expired	GLA Signed	GLA Expired	Contractual Rent Per Square Foot (2)	Expiring Rent Per Square Foot (2)	Cash Basis % Change over Prior Rent
3rd Quarter 2011	33	27	178,838	178,598	$26.20	$29.22	(10.3)%
4th Quarter 2011	46	33	703,488	683,121	$30.13	$27.86	8.1%
1st Quarter 2012	38	28	340,382	239,112	$27.40	$28.01	(2.2)%
2nd Quarter 2012	28	20	132,835	96,046	$20.13	$18.66	7.9%
Total	145	108	1,355,543	1,196,877	$27.95	$27.36	2.2%

Office Buildings by Product in Core and Non-Core Markets
	Number of Leases Signed	Number of Leases Expired	GLA Signed	GLA Expired	Contractual Rent Per Square Foot (2)	Expiring Rent Per Square Foot (2)	Cash Basis % Change over Prior Rent
Products:
Life Science Office	22	14	278,037	267,384	$47.64	$46.00	3.6%
Other Office	61	47	381,798	277,009	$27.40	$27.51	(0.4)%
Total Office in Core Markets	83	61	659,835	544,393	$35.93	$36.59	(1.8)%
Office in Non-Core Markets	62	47	695,708	652,484	$20.37	$19.66	3.6%
Total	145	108	1,355,543	1,196,877	$27.95	$27.36	2.2%

(1)	Retail contractual rent per square foot includes base rent and fixed additional charges for marketing/promotional charges and common area maintenance.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Retail	1.3%	1.6%	1.9%	2.2%
Office	5.4%	3.1%	4.7%	0.2%
Residential Group
Revenues from real estate operations—Included in revenues from real estate operations is fee income related to the development and construction management related to our military housing projects. Military housing fee income and related operating expenses may vary significantly from period to period based on the timing of development and construction activity at each applicable project. Revenues from real estate operations for the Residential Group increased by $9,879,000, or 17.4%, during the three months ended July 31, 2012 compared to the same period in the prior year. The variance is primarily attributable to the following increases:

•	$4,756,000 related to third party management fees and other income;

•	$1,931,000 related to military housing fee income from the management and development of units in our military housing portfolio;

•
$1,797,000 related to increased occupancy at Presidio Landmark, an apartment community in San Francisco, California, and Forest Trace, a supported-living apartment community in Lauderhill, Florida; and

•	$1,184,000 related to new property openings as noted in the table below.
These increases were partially offset by the following decrease:

•
$2,347,000 related to the change from full consolidation to equity method of accounting for DKLB BKLN and 8 Spruce Street, apartment communities in Brooklyn, New York and Manhattan, New York, respectively, as a result of the recapitalization of these entities in July 2011.

Revenues from real estate operations for the Residential Group increased by $21,659,000, or 19.8%, during the six months ended July 31, 2012 compared to the same period in the prior year. The variance is primarily attributable to the following increases:

•	$9,539,000 related to military housing fee income from the management and development of units in our military housing portfolio;

•	$7,365,000 related to third party management fees and other income;

•	$3,585,000 primarily related to increased occupancy at Presidio Landmark and Forest Trace; and

•	$1,819,000 related to new property openings as noted in the table below.
These increases were partially offset by the following decrease:

•	$4,705,000 related to the change from full consolidation to equity method of accounting for DKLB BKLN and 8 Spruce Street.
Operating and Interest Expenses—Operating expenses for the Residential Group increased by $3,396,000, or 8.6%, during the three months ended July 31, 2012 compared to the same period in the prior year. This variance is primarily attributable to the following increase:

•	$3,437,000 related to expenditures associated with third party management and consulting fee arrangements.
This increase was partially offset by the following decrease:

•	$2,220,000 related to the change from full consolidation to equity method of accounting for DKLB BKLN and 8 Spruce Street.
Operating expenses for the Residential Group increased by $11,585,000, or 15.2%, during the six months ended July 31, 2012 compared to the same period in the prior year. This variance is primarily attributable to the following increases:

•	$5,832,000 related to expenditures associated with third party management and consulting fee arrangements;

•	$5,064,000 related to management expenditures associated with military housing fee revenues; and

•	$1,157,000 related to new property openings as noted in the table below.
These increases were partially offset by the following decrease:

•	$4,790,000 related to the change from full consolidation to equity method of accounting for DKLB BKLN and 8 Spruce Street.
Interest expense for the Residential Group decreased by $3,783,000, or 42.9%, during the three months ended July 31, 2012 and by $5,646,000, or 38.1%, during the six months ended July 31, 2012 compared to the same periods in the prior year. The decreases are primarily a result of mark-to-market adjustments on non-designated interest rate swaps.
The following table presents the increases (decreases) in revenues and operating expenses for newly-opened properties for the three and six months ended July 31, 2012 compared to the same period in the prior year:

				Three Months Ended		Six Months Ended
				July 31, 2012 vs. 2011		July 31, 2012 vs. 2011
Newly-Opened Properties	Location	Quarter-Year Opened	Units	Revenues from Real Estate Operations	Operating Expenses	Revenues from Real Estate Operations	Operating Expenses
				(in thousands)
Aster Town Center	Denver, Colorado	Q1-2012/Q2-2012	85	$63	$55	$64	$110
Foundry Lofts	Washington, D.C.	Q4-2011	170	1,121	339	1,755	1,047
Total				$1,184	$394	$1,819	$1,157
Comparable average occupancy for the Residential Group is 94.8% and 94.5% for the six months ended July 31, 2012 and 2011, respectively. Average residential occupancy for the six months ended July 31, 2012 and 2011 is calculated by dividing gross potential rent less vacancy by gross potential rent. Gross potential rent (“GPR”) is calculated based on actual rents per lease agreements for occupied apartment units and at market rents for vacant apartment units. Market rental rates are determined using a variety of factors which include availability of specific apartment unit types (one bedroom, two bedroom, etc.), seasonality factors and rents offered by competitive properties for similar apartment types in the same geographic market. Comparable average occupancy relates to properties opened and operated in both the six months ended July 31, 2012 and 2011.

The percentage change of comparable NOI over the same period in the prior year is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Residential	10.3%	3.1%	10.3%	4.3%
The following tables present leasing information of our Apartment Communities for the various periods presented.

Quarterly Comparison		Monthly Average Residential Rental Rates (2)			Average Residential Occupancy
	Leasable Units at	Three Months Ended July 31,			Quarter-to-Date July 31,
Comparable Apartment Communities (1)	Pro-Rata %(3)	2012	2011	% Change	2012	2011	% Change
Core Markets	8,009	$1,563	$1,481	5.5%	95.2%	94.4%	0.8%
Non-Core Markets	9,103	$869	$839	3.6%	94.0%	94.3%	(0.3)%
Total Comparable Apartments	17,112	$1,194	$1,139	4.8%	94.7%	94.4%	0.3%

Year-to-Date Comparison		Monthly Average Residential Rental Rates (2)			Average Residential Occupancy
	Leasable Units at	Six Months Ended July 31,			Year-to-Date July 31,
Comparable Apartment Communities (1)	Pro-Rata %(3)	2012	2011	% Change	2012	2011	% Change
Core Markets	8,009	$1,551	$1,469	5.6%	95.4%	94.7%	0.7%
Non-Core Markets	9,103	$865	$833	3.8%	93.7%	94.3%	(0.6)%
Total Comparable Apartments	17,112	$1,186	$1,131	4.9%	94.8%	94.5%	0.3%

Sequential Quarter Comparison		Monthly Average Residential Rental Rates (2)			Average Residential Occupancy
	Leasable Units at	Three Months Ended			Quarter-to-Date
Comparable Apartment Communities (1)	Pro-Rata %(3)	July 31, 2012	April 30, 2012 (4)	% Change	July 31, 2012	April 30, 2012 (4)	% Change
Core Markets	8,170	$1,597	$1,568	1.8%	95.2%	95.3%	(0.1)%
Non-Core Markets	9,425	$963	$959	0.4%	93.8%	93.0%	0.8%
Total Comparable Apartments	17,595	$1,257	$1,242	1.2%	94.6%	94.4%	0.2%

(1)
Includes apartment communities completely opened and operated in the periods presented. Excludes all military and limited-distribution subsidized senior housing units. These apartment communities include units leased at affordable apartment rates which provide a discount from average market rental rates. For the three and six months ended July 31, 2012, 22.5% of leasable units in core markets and 1.7% of leasable units in non-core markets were deemed affordable housing.

(2)	Represents GPR less concessions.

(3)	Leasable units at pro-rata represent our share of total leasable units at the apartment community.

(4)	These amounts may differ from data as reported in previous quarter because the properties that qualify as comparable change from period to period.
Land Development Group
On January 31, 2012, our Board of Directors approved a strategic decision by senior management to reposition or divest significant portions of our Land Development Group as a part of a greater focus on core rental products in core markets. The Land Development Group buys and sells raw land, develops subdivisions and sells lots to homebuilders. The economic downturn, particularly in the housing market, has led to increased volatility in the land projects, making it challenging to fit into our long-term strategic plan. We have active land projects in which we are currently reviewing our divestiture options. The primary regions with active land projects that we are actively seeking to divest include the southwestern United States, Texas, North Carolina, Ohio and Chicago, Illinois. These projects will continue to be reported in the Land Development Group through their disposition.
We will retain our land holdings and continue the development of our Stapleton project in Denver. Our Stapleton project represents one of the nations’ largest urban redevelopments and is a true mixed-use project with substantial future entitlements, including apartments, retail and office space as well as single family neighborhoods, where we sell residential lots to builders. We control the future development opportunity at Stapleton through an option agreement that requires us to maintain an ownership position. This requirement together with the continued strong performance at Stapleton will allow us to maximize the potential of this project as a great example of a sustainable urban redevelopment focused on walkable neighborhoods, abundant amenities and open space.

During the three months ended July 31, 2012, revenues and cost of sales related to land held for divestiture are being reported on a separate financial statement line. As a result, current period results for the Land Development Group represents the activity of our Stapleton project where as prior period results included the activity of our Stapleton project and various other land projects now classified as land held for divestiture. See Note I — Land Held for Divestiture in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information related to the activity of our land held for divestiture for the three and six months ended July 31, 2012.
Revenues from real estate operations—Land sales and the related gross margins vary from period to period depending on the timing of sales and general market conditions. Revenues from real estate operations for the Land Development Group increased by $4,622,000 for the three months ended July 31, 2012 compared to the same period in the prior year. This variance is attributable to an increase of $8,280,000 related to higher land sales at Stapleton offset by lower land sales at various land development projects previously reported as Land Development Group revenues as discussed above.
Revenues from real estate operations for the Land Development Group increased by $8,688,000 for the six months ended July 31, 2012 compared to the same period in the prior year. This variance is attributable to an increase of $10,807,000 related to higher land sales at Stapleton offset by lower land sales at various land development projects previously reported as Land Development Group revenues as discussed above.
Operating and Interest Expenses—Operating expenses for the Land Development Group increased by $1,078,000 for the three months ended July 31, 2012 compared to the same period in the prior year. This variance is attributable to an increase of $3,661,000 related to higher land sales at Stapleton offset by lower cost of sales at various land development projects previously included as Land Development Group operating expenses in the comparable period as discussed above.
Operating expenses for the Land Development Group increased by $3,530,000 for the six months ended July 31, 2012 compared to the same period in the prior year. This variance is attributable to an increase of $5,502,000 related to higher land sales at Stapleton offset by lower cost of sales at various land development projects previously included as Land Development Group operating expenses in the comparable period as discussed above.
Interest expense for the Land Development Group increased by $1,699,000 during the three months ended July 31, 2012 and $2,626,000 for the six months ended July 31, 2012 compared to the same periods in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group and interest rates.
Net Loss on Land Held for Divestiture Activity
The following table summarizes the net loss on land held for divestiture activities of consolidated entities:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)
Sales of land held for divestiture	$34,510	$—	$34,510	$—
Cost of sales of land held for divestiture	(25,172)	—	(25,172)	—
Net gain on sales of land held for divestiture	9,338	—	9,338	—
Impairment of land held for divestiture	(15,796)	—	(15,796)	—
Net loss on land held for divestiture activities	$(6,458)	$—	$(6,458)	$—
See Note I — Land Held for Divestiture in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.
Net Loss on Land Held for Divestiture Activity of Unconsolidated Entities
The following table summarizes the net loss on investments in unconsolidated entities which are part of the land divestiture strategy:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)
Net loss on sales of land held for divestiture of unconsolidated entities	$(1,481)	$—	$(1,481)	$—
Impairment of investments in unconsolidated entities	(40,406)	—	(40,406)	—
Net loss on land held for divestiture activities of unconsolidated entities	$(41,887)	$—	$(41,887)	$—
See Note I — Land Held for Divestiture in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

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
The amount of equity in loss, net of noncontrolling interests, was $8,272,000 and $15,230,000 for the three and six months ended July 31, 2012, respectively, representing an increase in our allocated losses of $4,890,000 and $11,544,000 compared to the same periods in the prior year. The increase in losses allocated to us is due to the waterfall impacts of the funding commitments among our partners as discussed below.
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
The MP Entities met the $60,000,000 funding commitment during the three months ended July 31, 2011. As a result, NS&E is required to fund 100% of the operating needs, as defined, until the Barclays Center arena is complete and open, which is scheduled to be September 28, 2012. Thereafter, members’ capital contributions will be made in accordance with the operating agreements. During the three and six months ended July 31, 2012, NS&E funded $5,000,000 and $10,000,000 of The Nets operating requirements.
Corporate Activities
Operating and Interest Expenses—Operating expenses increased by $3,825,000 and $1,929,000, respectively, for the three and six months ended July 31, 2012 compared to the same periods in the prior year. The increase of $3,825,000 for the three months ended July 31, 2012 was attributable to increased payroll and related benefits including stock-based compensation and severance expenses offset by decreased professional fees associated with strategic planning and process improvement initiatives. The increase of $1,929,000 for the six months ended July 31, 2012 was attributable to increased payroll and related benefits including stock-based compensation, severance expenses and charitable contributions offset by decreased professional fees associated with strategic planning and process improvement initiatives.
Interest expense increased by $1,453,000 and $1,129,000, respectively, for the three and six months ended July 31, 2012 compared to same periods in the prior year. The increase was related to the $350,000,000 of 4.25% Convertible Senior Notes due 2018 ("2018 Senior Notes") issued in July 2011 and the $125,000,000 of 2034 Senior Notes issued in July 2012 offset by decreased interest expense as a result of decreased borrowings on the bank revolving credit facility and decreased interest expense on corporate interest rate swaps due to reduction in the strike rate of the active swaps compared to the prior period.
Other Activity
The following items are discussed on a consolidated basis.
Depreciation and Amortization
We recorded depreciation and amortization expense of $54,231,000 and $106,860,000 for the three and six months ended July 31, 2012, respectively, and $53,434,000 and $109,081,000 for the three and six months ended July 31, 2011, respectively, which is an increase of $797,000, or 1.5%, and a decrease of $2,221,000, or 2.0%, compared to the same period in the prior years.
Amortization of Mortgage Procurement Costs
For the three and six months ended July 31, 2012, we recorded amortization of mortgage procurement costs of $3,682,000 and $6,547,000, respectively. Amortization of mortgage procurement costs increased $971,000 and $958,000 for the three and six months ended July 31, 2012 compared to the same period in the prior years.
Loss on Extinguishment of Debt
For the three and six months ended July 31, 2012, we recorded $0 and $719,000, respectively, as loss on extinguishment of debt. The loss for 2012 relates to the extinguishment of nonrecourse mortgage debt at Atlantic Yards, a mixed-use development project in Brooklyn, New York. For the three and six months ended July 31, 2011, we recorded $5,471,000 and $5,767,000, respectively, as loss on extinguishment of debt. The amounts for 2011 primarily include a loss of $10,800,000 on the exchange of a portion of the 2016 Senior Notes for Class A common stock offset by a gain of $5,329,000 related to the early extinguishment of Urban Development Action Grant loans on Avenue at Tower City Center.

Interest and Other Income
Interest and other income was $13,678,000 and $24,357,000 for the three and six months ended July 31, 2012, respectively, compared to $15,315,000 and $30,822,000 for the three and six months ended July 31, 2011, respectively. The decrease of $1,637,000 for the three months ended July 31, 2012 compared to the same period in the prior year is primarily due to a decrease of $1,474,000 related to the income recognition on the sale of state and federal historic preservation and new market tax credits. The decrease of $6,465,000 for the six months ended July 31, 2012 compared to the same period in the prior year is primarily due to a decrease of $6,631,000 related to the income recognition on the sale of state and federal historic preservation and new market tax credits.
Net Gain on Disposition of Partial Interests in Rental Properties
See Note J — Net Gain on Disposition of Partial Interests in Rental Properties in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated entities was $16,665,000 for the three months ended July 31, 2012 compared to $2,385,000 for the three months ended July 31, 2011, representing an increase of $14,280,000. This variance is primarily attributable to the following increases:

-	Commercial Group

•	$14,479,000 related to the 2012 gain on disposition of our unconsolidated investment in Village at Gulfstream Park; and

•	$1,628,000 related to the 2012 gain on disposition of our unconsolidated investment in Chagrin Plaza I & II.

-	Land Development Group

•	$2,970,000 related to deferred revenue recognition at Central Station, a mixed-use land development project in Chicago, Illinois.
These increases were partially offset by the following decrease:

-	The Nets

•	$4,890,000 related to a 2012 increase in allocated losses from our equity investment in The Nets.
Equity in earnings of unconsolidated entities was $20,438,000 for the six months ended July 31, 2012 compared to $22,379,000 for the six months ended July 31, 2011, representing a decrease of $1,941,000. This variance is primarily attributable to the following decreases:

-	The Nets

•	$11,544,000 related to a 2012 increase in allocated losses from our equity investment in The Nets.

-	Residential Group

•	$9,964,000 related to the 2011 gain on disposition of our partnership interest in Metropolitan Lofts; and

•	$2,603,000 related to the 2011 gain on disposition of our partnership interest in Twin Lake Towers.
These decreases were partially offset by the following increases:

-	Commercial Group

•	$14,479,000 related to the 2012 gain on disposition of our unconsolidated investment in Village at Gulfstream Park;

•
$2,803,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2011 with an outside partner in 15 retail properties in the New York City metropolitan area; and

•	$1,628,000 related to the 2012 gain on disposition of our unconsolidated investment in Chagrin Plaza I & II.

-	Land Development Group

•	$2,970,000 related to deferred revenue recognition at Central Station.
Discontinued Operations
See Note M — Discontinued Operations and Gain on Disposition of Rental Properties in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

FINANCIAL CONDITION AND LIQUIDITY
Multi-family rental properties continue to perform well despite the current weak and volatile economic conditions. However, these economic conditions continue to put downward pressure on occupancies, rent levels and property values of other types of commercial real estate. Access to bank credit and capital have improved modestly since 2010, with the larger banks and permanent lenders indicating an increased interest in originating new loans for real estate projects, particularly as existing loans in their portfolios get paid off. Underwriting standards remain conservative, with lenders favoring high quality existing operating assets in strong markets. Originations of new loans for commercial mortgage backed securities remain well below the levels in 2006 and 2007. While a limited number of banks have begun to originate construction loans for new apartment projects, construction loans for office or retail projects remain extremely difficult to obtain. We believe loans for commercial real estate projects will continue to be constrained for the foreseeable future.
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
Our primary capital strategy seeks to isolate the operating and financial risk at the property level to maximize returns and reduce risk on and of our equity capital. As such, substantially all of our operating and development properties are separately encumbered with nonrecourse mortgage debt and notes payable. We do not cross-collateralize our mortgage debt and notes payable outside of a single identifiable project. We operate as a C-corporation and retain substantially all of our internally generated cash flows. This cash flow, together with refinancing and property sale proceeds, has historically provided us with the necessary liquidity to take advantage of investment opportunities. The economic downturn and its impact on the lending and capital markets reduced our ability to finance development and acquisition opportunities and also increased the required rates of return to make new investment opportunities appealing. As a result of these market changes, we have cut back on entering into new development activities.
Despite the decrease in development activities, we intend to complete all projects that are under construction. We continue to make progress on certain other pre-development projects primarily located in core markets. The cash that we believe is required to fund our equity in projects under construction and development plus any cash necessary to extend or pay down the remaining 2012 debt maturities is anticipated to exceed our cash from operations. As a result, we intend to extend maturing debt or repay it with net proceeds from property sales, equity joint ventures or future debt or equity financing.
During the three months ended July 31, 2012, we were successful in closing a transaction that addressed certain near term maturities of our debt. On July 3, 2012, we issued $125,000,000 of additional 2034 Senior Notes in a public offering, net of a 4.84% discount. Proceeds of this offering, net of discounts and underwriters commissions, were $116,792,000 which was immediately deposited into a cash escrow account. Net proceeds, along with an additional $8,208,000 of cash on hand were deposited into the cash escrow account and used to redeem $125,000,000 of our outstanding 2015 Senior Notes on August 20, 2012. The transaction effectively extended the maturity date of $125,000,000 of recourse debt by 19 years while keeping the annual interest costs relatively flat.
We continue to explore various options to strengthen our balance sheet and enhance our liquidity, but can give no assurance that we can accomplish any of these other options on favorable terms or at all. If we cannot enhance our liquidity, it could adversely impact our growth and result in further curtailment of development activities.
As of July 31, 2012, we had $1,048,808,000 of nonrecourse mortgage financings with scheduled maturities during the fiscal year ending January 31, 2013, of which $28,165,000 represents regularly scheduled amortization payments. Subsequent to July 31, 2012, we have addressed $314,733,000 of these remaining 2012 maturities, through closed transactions, commitments and/or automatic extensions. We are currently in negotiations to refinance and/or extend the remaining $705,910,000 of nonrecourse debt scheduled to mature during the year ending January 31, 2013. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings on the single collateralized asset.

The nonrecourse mortgage financings with scheduled maturities during the fiscal year ending January 31, 2013 discussed above includes a $497,700,000 nonrecourse construction mortgage which matured in August 2012 and was extended until October 2012, secured by Westchester’s Ridge Hill, a mixed-use retail project currently 60% leased and opening in phases located in Yonkers, New York. We are currently negotiating with the existing lending group to further extend the nonrecourse construction mortgage. Leasing at this project has occurred during the recent general economic downturn resulting in a longer initial lease-up period than originally anticipated. Although we continue to successfully execute leases at the project and currently intend to support the project until it achieves stabilization, there can be no assurance that the project will achieve the targeted operating results. As a result, we may not be able to reach an extension of the nonrecourse construction mortgage currently being negotiated on terms acceptable to us and therefore may default on the mortgage. If we default on the mortgage, the lender could commence foreclosure proceedings and we could lose the carrying value of our real estate amounting to $887,000,000 at July 31, 2012.
We have five nonrecourse mortgages amounting to $85,000,000 that are in default as of July 31, 2012 and are included in 2012 nonrecourse mortgage financings due during the fiscal year ending January 31, 2013. One of these nonrecourse mortgages relates to an approximate $35,000,000 mortgage secured by Terminal Tower, our corporate headquarters in Cleveland, Ohio.  As of July 31, 2012, we have signed a binding agreement with the lender to purchase the mortgage for $25,000,000. During the three months ended October 31, 2012, we intend to close on the purchase under this agreement and expect to recognize a gain on extinguishment of debt for the amount of the discount. During 2011, a lender commenced foreclosure proceedings on one of these nonrecourse mortgages with a balance of $73,500,000. The nonrecourse mortgage consisted of a promissory note ("A note") that was subject to a subordinated participation ("B note"). Subsequent to July 31, 2012, the B note holder bought out the A note holder's interest and became the sole holder of the entire mortgage. Concurrent with this transaction, the B note holder applied restricted cash, which was being held by the loan servicer, of approximately $13,200,000 to the outstanding principal balance and we signed a forbearance agreement that includes a further reduction of the outstanding principal balance to $40,000,000. The new lender has agreed to not continue to prosecute the pending foreclosure proceedings for 2 years as long as we comply with the terms of this forbearance agreement. The agreement, which was executed subsequent to July 31, 2012, results in the property being secured by a $40,000,000 nonrecourse mortgage. We will continue to report this as past due and with 2012 maturities as it is still technically in default. The remaining three nonrecourse mortgage loans approximating $10,000,000 are secured by land held for divestiture. We are exploring options including deed-in-lieu to satisfy the mortgage requirements. The land securing these mortgages has a nominal carrying value.
As of July 31, 2012, we had two nonrecourse mortgages greater than five percent of our total nonrecourse mortgage debt and notes payable. The mortgages, encumbering New York Times, an office building in Manhattan, New York, and Westchester’s Ridge Hill, have outstanding balances of $640,000,000 and $497,700,000, respectively, at July 31, 2012.
As of July 31, 2012, our share of nonrecourse mortgage debt and notes payable recorded on our unconsolidated subsidiaries amounted to $2,186,149,000 of which $81,358,000 ($12,136,000 represents scheduled principal payments) was scheduled to mature during the year ending January 31, 2013. Subsequent to July 31, 2012, we have addressed $5,212,000 of these 2012 maturities through closed nonrecourse mortgage transactions, commitments and/or automatic extensions. Negotiations are ongoing on the remaining 2012 maturities, but we cannot give assurance that we will obtain these financings on favorable terms or at all.
As of April 30, 2012 ,we had a $99,811,000 nonrecourse mortgage (our proportional share of this mortgage was $49,906,000) scheduled to mature in September 2012 secured by Village at Gulfstream Park, an unconsolidated specialty retail center in Hallandale Beach, Florida that was at significant risk of default. During the three months ended July 31, 2012, we sold our ownership interests in Village at Gulfstream Park and were relieved of any payment obligation on this nonrecourse mortgage.

Financial Covenants
Our bank revolving credit facility and indenture dated May 19, 2003 (“2003 Indenture”) contain certain restrictive financial covenants. A summary of the key financial covenants as defined in each agreement, all of which we are compliant with at July 31, 2012, follows:

	Requirement	As of
	Per Agreement	July 31, 2012
	(dollars in thousands)
Credit Facility Financial Covenants
Debt Service Coverage Ratio	1.35x	1.88x
Cash Flow Coverage Ratio	2.50x	3.38x
Total Development Ratio	<17%	10.89%
Minimum Consolidated Shareholders’ Equity, as defined	$2,320,175	$3,578,597
2003 Indenture Financial Covenants (1)
Ratio of Consolidated EBITDA to Interest	>1.30x	1.73x
Minimum Net Worth, as defined	$1,114,587	$4,147,275

(1)
Violation of these financial covenants alone would not automatically cause the notes issued under the 2003 Indenture to become due and payable, but would prevent us from incurring or permitting a subsidiary from incurring additional debt, as defined in the 2003 Indenture, unless otherwise permitted by the 2003 Indenture.

Bank Revolving Credit Facility
The following table summarizes the available credit on the bank revolving credit facility:

	July 31, 2012	January 31, 2012
	(in thousands)
Maximum borrowings	$450,000	$450,000
Less outstanding balances:
Borrowings	—	—
Letters of credit	70,646	69,389
Surety bonds	—	—
Available credit	$379,354	$380,611
See Note C—Bank Revolving Credit Facility in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
Senior and Subordinated Debt
The following table summarizes our senior and subordinated debt:

	July 31, 2012	January 31, 2012
	(in thousands)
Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	$199,294	$199,132
7.625% Senior Notes due 2015	178,253	178,253
5.000% Convertible Senior Notes due 2016	50,000	50,000
6.500% Senior Notes due 2017	132,144	132,144
4.250% Convertible Senior Notes due 2018	350,000	350,000
7.375% Senior Notes due 2034, net of discount	218,975	100,000
Total Senior Notes	1,128,666	1,009,529
Subordinated Debt:
Subordinate Tax Revenue Bonds due 2013	29,000	29,000
Total Senior and Subordinated Debt	$1,157,666	$1,038,529
See Note D—Senior and Subordinated Debt in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Nonrecourse Debt Financings
We use taxable and tax-exempt nonrecourse debt for our real estate projects. Substantially all of our operating and development properties are separately encumbered with nonrecourse mortgage debt, which in some limited circumstances is supplemented by nonrecourse notes payable (collectively “nonrecourse debt”). For real estate projects financed with tax-exempt debt, we generally utilize variable-rate debt. For construction loans, we generally pursue variable-rate financings with maturities ranging from two to five years. For those real estate projects financed with taxable debt, we generally seek long-term, fixed-rate financing for those operating projects whose loans mature or are projected to open and achieve stabilized operations.
We are actively working to refinance and/or extend the maturities of the nonrecourse debt that is coming due in the next 24 months. During the six months ended July 31, 2012, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancings	$203,450
Construction and development projects (1)	101,380
Loan extensions/additional fundings	102,859
$407,689

(1)	Represents the full amount available to be drawn on the loans.
Cash Flows
Operating Activities
Net cash provided by operating activities was $216,795,000 and $134,533,000 for the six months ended July 31, 2012 and 2011, respectively. The net increase in cash provided by operating activities for the six months ended July 31, 2012 compared to the six months ended July 31, 2011 of $82,262,000 is the result of the following (in thousands):

Increase in rents and other revenues received	$22,183
Increase in interest and other income received	4,799
Increase in cash distributions from unconsolidated entities	6,356
Increase in proceeds from land held for development and sale	12,811
Decrease in proceeds from Commercial Group land sales	(3,755)
Increase in net proceeds from land held for divestiture	33,479
Decrease in land development expenditures	10,720
Increase in operating expenditures	(14,362)
Decrease in restricted cash and escrowed funds used for operating purposes	874
Decrease in interest paid	9,157
Net increase in cash provided by operating activities	$82,262

Investing Activities
Net cash (used in) provided by investing activities was $(281,737,000) and $23,790,000 for the six months ended July 31, 2012 and 2011, respectively, and consisted of the following:

	Six Months Ended July 31,
	2012	2011
	(in thousands)
Capital expenditures:
Projects under construction and development:
Barclays Center, a sports arena complex under construction in Brooklyn, New York	$(184,266)	$(80,076)
Westchester’s Ridge Hill, a regional mall in Yonkers, New York	(63,319)	(80,340)
Atlantic Yards, a mixed-use development project in Brooklyn, New York	(54,438)	(53,149)
8 Spruce Street, a mixed-use residential project in Manhattan, New York(1)	—	(47,048)
Other	(92,870)	(72,774)
Total projects under construction or development(2)	(394,893)	(333,387)
Operating properties:
Commercial Segment	(8,156)	(6,912)
Residential Segment	(7,470)	(7,389)
Other	(616)	(520)
Total operating properties	(16,242)	(14,821)
Tenant improvements:
Commercial Segment	(30,963)	(12,372)
Total capital expenditures	$(442,098)	$(360,580)
Payment of lease procurement costs(3)	(5,886)	(12,020)
(Increase) decrease in other assets	(19,140)	1,457
Decrease (increase) in restricted cash and escrowed funds used for investing purposes:
Atlantic Yards	$170,913	$(6,039)
John Hopkins Parking Garage in East Baltimore, Maryland	13,597	—
Westchester's Ridge Hill	8,831	2,374
Foundry Lofts, an apartment community in Washington, D.C.	3,401	12,549
Barclays Center	(7,171)	84,164
8 Spruce Street(1)	—	49,665
Other	(1,088)	(5,697)
Total decrease in restricted cash and escrowed funds used for investing purposes	$188,483	$137,016
Proceeds from disposition of full or partial interests in rental properties:
Quebec Square, a specialty retail center in Denver, Colorado	$8,642	$—
Disposition of partial interests in 15 retail properties in the New York metropolitan area	—	166,510
Waterfront Station - East 4th & West 4th Buildings, office buildings in Washington, D.C.	—	128,100
Development project in Washington, D.C.	—	19,348
Charleston Marriott, a hotel in Charleston, West Virginia	—	7,480
Other	254	—
Total proceeds from disposition of full or partial interests in rental properties	$8,896	$321,438
Change in investments in and advances to unconsolidated entities—(investment in) or return of investment:
Dispositions:
Village at Gulfstream Park, a specialty retail center in Hallandale Beach, Florida	$15,000	$—
San Antonio I, II & III, land development projects in San Antonio, Texas	2,153	—
Metropolitan Lofts, an apartment community in Los Angeles, California	—	12,590
Residential Projects:
8 Spruce Street(1)	(10,447)	(62,467)
120 Kingston, an apartment building under construction in Boston, Massachusetts	(2,943)	—
Pine Ridge Valley, an apartment community in Willoughby Hills, Ohio	(2,203)	—
The Grand, primarily refinancing proceeds from an apartment community in North Bethesda, Maryland	6,485	—
DKLB BKLN, an apartment building in Brooklyn, New York(1)	—	(11,894)
The Nets, a National Basketball Association member	(10,000)	(8,300)
Commercial Projects:
818 Mission Street, contribution for the repayment of debt at an office building in San Francisco, California	(8,775)	—
Village at Gulfstream Park	—	(5,041)
65/80 Landsdowne Street, primarily refinancing proceeds from an office building in Cambridge, Massachusetts	—	12,059
Other net advances of investment of equity method investments and other advances to affiliates	(1,262)	(468)
Subtotal	$(11,992)	$(63,521)
Net cash (used in) provided by investing activities	$(281,737)	$23,790

(1)
8 Spruce Street and DKLB BKLN changed from the full consolidation method of accounting to equity method during the year ended January 31, 2012. Capital expenditures and changes in restricted cash represent activity prior to the change to equity method of accounting while changes in investments in and advances to unconsolidated entities represent activity subsequent to the change to equity method of accounting.

(2)
We capitalized internal costs related to projects under construction and development of $9,513 and $11,824, including compensation related costs of $7,113 and $9,589, for the six months ended July 31, 2012 and 2011, respectively. Total capitalized internal costs represent approximately 2.15% and 3.28% of total capital expenditures for the six months ended July 31, 2012 and 2011, respectively.

(3)
We capitalized internal costs related to leasing activities of $1,283 and $1,402, including compensation related costs of $1,001 and $1,110, for the six months ended July 31, 2012 and 2011, respectively.

Financing Activities
Net cash provided by financing activities was $88,322,000 and $60,653,000 for the six months ended July 31, 2012 and 2011, respectively, and consisted of the following:

	Six Months Ended July 31,
	2012	2011
	(in thousands)
Proceeds from nonrecourse mortgage debt and notes payable	$461,579	$176,364
Principal payments on nonrecourse mortgage debt and notes payable	(329,184)	(205,550)
Borrowings on bank revolving credit facility	75,000	464,575
Payments on bank revolving credit facility	(75,000)	(601,727)
Proceeds from issuance of Convertible Senior Notes, net of $10,625 of issuance costs	—	339,375
Payment of transaction costs related to exchange of Convertible Senior Notes due 2016 for Class A common stock	—	(3,200)
Payment of deferred financing costs	(7,471)	(9,859)
Change in restricted cash and escrowed funds and book overdrafts	(8,376)	(10,714)
Purchase of treasury stock	(1,591)	(1,630)
Exercise of stock options	13	177
Dividends paid to preferred shareholders	(7,700)	(7,700)
Contributions from noncontrolling interests	240	2,909
Distributions to noncontrolling interests	(19,188)	(82,367)
Net cash provided by financing activities	$88,322	$60,653
LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.

NEW ACCOUNTING GUIDANCE
The following accounting pronouncements were adopted during the six months ended July 31, 2012:
In September 2011, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance on testing goodwill for impairment. This guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after performing a qualitative assessment, an entity determines that it is not more likely than not that the fair market value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is not necessary. If an entity concludes otherwise, it is then required to perform the first step of the two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance on February 1, 2012 did not impact our consolidated financial statements.
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
In May 2011, the FASB issued amendments to the accounting guidance on fair value measurement and disclosure requirements. This guidance results in common fair value measurement and disclosure requirements for financial statements prepared in accordance with accounting principles generally accepted in the United States of America and International Financial Reporting Standards. As a result, this guidance changes the wording used to describe many of the existing requirements for measuring fair value and for disclosing information about fair value measurements, but for many requirements the intent is not to change the existing application. Some of the guidance clarifies the FASB’s intent about the application of existing fair value measurement requirements or may change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2011. The required disclosures upon adoption of this guidance on February 1, 2012 are included in our consolidated financial statements.
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

The following new accounting pronouncements will be adopted on the respective required effective dates:
In July 2012, the FASB issued an amendment to the accounting guidance on testing indefinite-lived intangible assets for impairment. This guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is not more likely than not that the asset is impaired, then the entity is not required to take further action. If an entity concludes otherwise, it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative test by comparing the fair value with the carrying amount. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In December 2011, the FASB issued an amendment to the accounting guidance on derecognition of in substance real estate. This guidance specifies that when a parent company (reporting entity) ceases to have a controlling financial interest (as described in the accounting guidance on Consolidation) in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance on property, plant and equipment to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. This guidance is effective for annual and interim reporting periods beginning on or after June 15, 2012. Early adoption is permitted. The guidance in this amendment is consistent with our previous accounting policies and, as a result will not impact our consolidated financial statements or their comparability to previously issued financial statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes the increased difficulty or inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At July 31, 2012, our outstanding variable-rate debt portfolio consisted of $1,630,012,000 of taxable debt and $431,401,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. With the volatility of the capital markets, we may not be able to procure long-term fixed rate financing and periodically must pursue extending maturities with existing lenders at current market terms. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.
Interest Rate Exposure
At July 31, 2012, the composition of nonrecourse debt was as follows:

	Operating Properties	Development Projects	Land Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed Rate	$3,104,838	$619,481	$3,626	$3,727,945	5.61%
Variable Rate
Taxable	1,429,123	184,943	15,946	1,630,012	4.69%
Tax-Exempt	421,954	—	9,447	431,401	1.56%
	$4,955,915	$804,424	$29,019	$5,789,358	5.05%
Total gross commitment from lenders		$1,038,709	$29,019
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)
08/01/12 - 02/01/13	$242,966	3.36%	$998,445	3.99%
02/01/13 - 02/01/14	213,826	3.23%	998,139	4.02%
02/01/14 - 02/01/15	12,317	6.50%	652,496	5.44%
02/01/14 - 02/01/15	—	—%	651,810	5.45%
02/01/15 - 09/01/17	—	—%	640,000	5.50%
Tax-Exempt (Priced off of SIFMA Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
08/01/12 - 02/01/13	$174,094	5.83%
02/01/13 - 02/01/14	161,379	5.82%
02/01/14 - 01/02/15	118,655	5.81%
The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 2.59% and has never exceeded 8.00%.

Forward Swaps
We enter into forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, we intend to simultaneously terminate the forward swap associated with that financing. At July 31, 2012, we had no forward swaps outstanding.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of July 31, 2012, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $8,802,000 at July 31, 2012. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $6,394,000 at July 31, 2012. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
From time to time, we and/or certain of our joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At July 31, 2012, the SIFMA rate was 0.15%. Additionally, we and/or the Joint Ventures have guaranteed the fair value of the underlying borrowings. Any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact to us and/or the Joint Ventures. At July 31, 2012, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $266,660,000. The underlying TRS borrowings are subject to a fair value adjustment. In addition, we have TRS with a notional amount of $171,160,000 that is not designated as fair value hedging instruments, but is subject to interest rate risk.
We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At both July 31 and January 31, 2012, we reported interest rate caps at fair value of approximately $13,000 in other assets. We also included interest rate swap agreements and TRS with positive fair values of approximately $20,352,000 and $11,391,000 at July 31 and January 31, 2012, respectively, in other assets. At July 31 and January 31, 2012, we included interest rate swap agreements and TRS that had a negative fair value of approximately $174,113,000 and $174,020,000, respectively, in accounts payable, accrued expenses and other liabilities.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. Based on these parameters, the table below contains the estimated fair value of our long-term debt at July 31, 2012.

	Carrying Value	Fair Value	Fair Value with 100 bp Decrease in Market Rates
	(in thousands)
Fixed	$4,885,611	$5,240,346	$5,582,566
Variable
Taxable	1,630,012	1,718,937	1,770,282
Tax-Exempt	431,401	424,022	477,331
Total Variable	$2,061,413	$2,142,959	$2,247,613
Total Long-Term Debt	$6,947,024	$7,383,305	$7,830,179

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
The following tables provide information about our financial instruments that are sensitive to changes in interest rates.
July 31, 2012

	Expected Maturity Date
	Year Ending January 31,
Long-Term Debt	2013	2014		2015		2016	2017	Period Thereafter		Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$195,538	$636,157		$294,996		$350,501	$424,954	$1,825,799		$3,727,945	$4,088,469
Weighted average interest rate	5.62%	6.44%		6.03%		5.56%	5.74%	5.23%		5.61%
Senior and subordinated debt (1)	—	29,000	(3)	199,294	(4)	178,253	50,000	701,119	(5)	1,157,666	1,151,877
Weighted average interest rate	—%	7.88%		3.63%		7.63%	5.00%	5.65%		5.63%
Total Fixed-Rate Debt	195,538	665,157		494,290		528,754	474,954	2,526,918		4,885,611	5,240,346
Variable:
Variable-rate debt	853,270	70,337		30,518		22,979	—	652,908		1,630,012	1,718,937
Weighted average interest rate (2)	3.29%	5.28%		3.66%		3.53%	—%	6.54%		4.69%
Tax-exempt	—	90,800		—		—	—	340,601		431,401	424,022
Weighted average interest rate (2)	—%	2.68%		—%		—%	—%	1.27%		1.56%
Bank revolving credit facility (1)	—	—		—		—	—	—		—	—
Weighted average interest rate	—%	—%		—%		—%	—%	—%		—%
Total Variable-Rate Debt	853,270	161,137		30,518		22,979	—	993,509		2,061,413	2,142,959
Total Long-Term Debt	$1,048,808	$826,294		$524,808		$551,733	$474,954	$3,520,427		$6,947,024	$7,383,305
Weighted average interest rate	3.72%	5.97%		4.98%		6.14%	5.66%	5.17%		5.15%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of July 31, 2012.

(3)	The mandatory tender date of the custodial receipts, which represent ownership in the bonds, was used for the expected maturity date in lieu of the maturity date on the face of the bonds.

(4)	Contains the principal amount of the puttable equity-linked Senior Notes due 2014 less the unamortized discount of $706 as of July 31, 2012.

(5)	Contains the principal amount of the 2034 Senior Notes less the unamortized discount of $6,025 as of July 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
January 31, 2012

	Expected Maturity Date
	Year Ending January 31,
Long-Term Debt	2013	2014		2015		2016	2017	Period Thereafter	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$294,235	$602,745		$291,315		$346,320	$420,637	$1,464,433	$3,419,685	$3,737,890
Weighted average interest rate	5.96%	6.46%		6.04%		5.57%	5.75%	5.16%	5.65%
Senior and subordinated debt (1)	—	29,000	(3)	199,132	(4)	178,253	50,000	582,144	1,038,529	981,746
Weighted average interest rate	—%	7.88%		3.63%		7.63%	5.00%	5.30%	5.43%
Total Fixed-Rate Debt	294,235	631,745		490,447		524,573	470,637	2,046,577	4,458,214	4,719,636
Variable:
Variable-rate debt	1,039,618	93,969		24,607		—	—	644,435	1,802,629	1,911,665
Weighted average interest rate(2)	3.53%	6.59%		3.85%		—%	—%	6.52%	4.76%
Tax-exempt	237	91,055		272		290	309	345,046	437,209	430,197
Weighted average interest rate(2)	1.58%	2.56%		1.58%		1.58%	1.58%	1.29%	1.55%
Bank revolving credit facility (1)	—	—		—		—	—	—	—	—
Weighted average interest rate	—%	—%		—%		—%	—%	—%	—%
Total Variable-Rate Debt	1,039,855	185,024		24,879		290	309	989,481	2,239,838	2,341,862
Total Long-Term Debt	$1,334,090	$816,769		$515,326		$524,863	$470,946	$3,036,058	$6,698,052	$7,061,498
Weighted average interest rate	4.06%	6.09%		5.00%		6.27%	5.67%	5.03%	5.11%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of January 31, 2012.

(3)	The mandatory tender date of the custodial receipts, which represent ownership in the bonds, was used for the expected maturity date in lieu of the maturity date on the face of the bonds.

(4)	Contains the principal amount of the puttable equity-linked Senior Notes due 2014 less the unamortized discount of $868 as of January 31, 2012.

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2012.
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
(c) – Repurchase of equity securities during the quarter.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Class A Common Stock
May 1 through May 31, 2012	—	$—	—	—
June 1 through June 30, 2012	27,867	$14.65	—	—
July 1 through July 31, 2012	—	$—	—	—
Total	27,867	$14.65	—	—

(1)	Class A common stock was repurchased to satisfy the minimum tax withholding requirements relating to restricted stock vesting.

Item 6. Exhibits

Exhibit Number		Description of Document
4.1	-	Form of 7.375% Senior Note due 2034, incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on July 2, 2012 (File No. 1-4372).

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101	-
The following financial information from Forest City Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.
***
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

FOREST CITY ENTERPRISES, INC. (Registrant)

Date:	September 4, 2012	/s/ ROBERT G. O’BRIEN
Name: Robert G. O’Brien
Title: Executive Vice President and Chief Financial Officer

Date:	September 4, 2012	/s/ CHARLES D. OBERT
Name: Charles D. Obert
Title: Senior Vice President, Corporate Controller and Chief Accounting Officer