Form 10-Q
period 2012-10-31
FOREST CITY ENTERPRISES INC
filed 2012-12-06
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Class	Outstanding at December 3, 2012
Class A Common Stock, $.33 1/3 par value	160,361,710 shares
Class B Common Stock, $.33 1/3 par value	20,250,273 shares

Forest City Enterprises, Inc. and Subsidiaries

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	October 31, 2012
	(Unaudited)	January 31, 2012
	(in thousands)
Assets
Real Estate
Completed rental properties	$8,649,982	$7,183,448
Projects under construction and development	1,342,714	2,328,979
Land held for development and sale	72,566	77,298
Total Real Estate	10,065,262	9,589,725
Less accumulated depreciation	(1,630,210)	(1,526,503)
Real Estate, net – (variable interest entities $1,384.8 million and $2,103.8 million, respectively)	8,435,052	8,063,222
Cash and equivalents – (variable interest entities $14.9 million and $17.8 million, respectively)	238,581	217,486
Restricted cash and escrowed funds – (variable interest entities $125.4 million and $348.1 million, respectively)	407,616	542,566
Notes and accounts receivable, net	408,328	406,244
Investments in and advances to unconsolidated entities	568,581	609,079
Other assets – (variable interest entities $90.1 million and $130.8 million, respectively)	610,532	608,541
Land held for divestiture	4,061	57,145
Total Assets	$10,672,751	$10,504,283
Liabilities and Equity
Liabilities
Mortgage debt and notes payable, nonrecourse – (variable interest entities $600.4 million and $1,122.0 million, respectively)	$5,717,995	$5,640,439
Bank revolving credit facility	166,000	—
Senior and subordinated debt – (variable interest entities $29.0 million as of each period)	1,032,818	1,038,529
Accounts payable, accrued expenses and other liabilities – (variable interest entities $79.3 million and $171.0 million, respectively)	1,079,567	1,112,462
Cash distributions and losses in excess of investments in unconsolidated entities	283,895	279,708
Deferred income taxes	458,949	433,040
Mortgage debt and notes payable, nonrecourse of land held for divestiture	9,025	19,084
Total Liabilities	8,748,249	8,523,262
Redeemable Noncontrolling Interest	240,790	229,149
Commitments and Contingencies	—	—
Equity
Shareholders’ Equity
Preferred stock – 7.0% Series A cumulative perpetual convertible, without par value, $50 liquidation preference; 6,400,000 shares authorized; 1,725,527 and 4,399,998 shares issued and outstanding, respectively	86,276	220,000
Preferred stock – without par value; 13,600,000 shares authorized; no shares issued	—	—
Common stock – $.33 1/3 par value
Class A, 371,000,000 shares authorized, 158,340,927 and 148,336,178 shares issued and 158,178,903 and 148,227,849 shares outstanding, respectively	52,780	49,445
Class B, convertible, 56,000,000 shares authorized, 20,251,569 and 20,934,335 shares issued and outstanding, respectively; 26,257,961 issuable	6,751	6,978
Total common stock	59,531	56,423
Additional paid-in capital	856,200	740,988
Retained earnings	524,515	571,989
Less treasury stock, at cost; 162,024 and 108,329 Class A shares, respectively	(2,613)	(1,874)
Shareholders’ equity before accumulated other comprehensive loss	1,523,909	1,587,526
Accumulated other comprehensive loss	(111,329)	(120,460)
Total Shareholders’ Equity	1,412,580	1,467,066
Noncontrolling interest	271,132	284,806
Total Equity	1,683,712	1,751,872
Total Liabilities and Equity	$10,672,751	$10,504,283

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(in thousands, except per share data)
Revenues from real estate operations	$291,366	$252,591	$843,067	$794,189
Expenses
Operating expenses	184,809	161,339	523,261	472,728
Depreciation and amortization	58,081	53,580	163,647	160,888
Impairment of real estate	30,200	450	30,660	2,085
	273,090	215,369	717,568	635,701
Interest expense	(69,300)	(65,334)	(188,640)	(192,545)
Amortization of mortgage procurement costs	(2,665)	(3,371)	(9,054)	(8,791)
Gain on extinguishment of debt	8,007	15,101	7,288	9,334
Interest and other income	10,418	11,291	34,768	42,110
Net gain (loss) on land held for divestiture activity	807	—	(5,651)	—
Net gain on disposition of partial interests in rental properties	—	5,849	—	15,410
Earnings (loss) before income taxes	(34,457)	758	(35,790)	24,006
Income tax expense (benefit)
Current	(22,107)	(13,347)	(46,972)	1,678
Deferred	3,573	1,287	30,274	(830)
	(18,534)	(12,060)	(16,698)	848
Net gain on change in control of interests	—	—	6,766	—
Equity in earnings of unconsolidated entities	4,189	1,273	24,627	23,652
Impairment of unconsolidated entities	—	(41,289)	(390)	(41,289)
Net loss on land held for divestiture activity of unconsolidated entities	(283)	—	(42,170)	—
	3,906	(40,016)	(17,933)	(17,637)
Earnings (loss) from continuing operations	(12,017)	(27,198)	(30,259)	5,521
Discontinued operations, net of tax:
Operating earnings (loss) from rental properties	(119)	(581)	867	3,051
Impairment of real estate	(100)	(6,279)	(2,604)	(8,382)
Gain on disposition of rental properties	10,589	—	16,238	104,806
	10,370	(6,860)	14,501	99,475
Net earnings (loss)	(1,647)	(34,058)	(15,758)	104,996
Noncontrolling interests
(Earnings) loss from continuing operations attributable to noncontrolling interests	441	(2,679)	(4,827)	(1,871)
(Earnings) loss from discontinued operations attributable to noncontrolling interests	128	(64)	(1,458)	(84,225)
	569	(2,743)	(6,285)	(86,096)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	(1,078)	(36,801)	(22,043)	18,900
Preferred dividends and inducements of preferred stock conversion	(17,731)	(3,850)	(25,431)	(11,550)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(18,809)	$(40,651)	$(47,474)	$7,350
Basic and diluted earnings (loss) per common share
Loss from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	$(0.17)	$(0.20)	$(0.36)	$(0.05)
Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc. common shareholders	0.06	(0.04)	0.08	0.09
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(0.11)	$(0.24)	$(0.28)	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended October 31,
	2012	2011
	(in thousands)
Net loss	$(1,647)	$(34,058)
Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on investment securities (net of tax of $(5) and $5, respectively)	8	(8)
Foreign currency translation adjustments (net of tax of $0 and $59, respectively)	—	(93)
Unrealized net gains (losses) on interest rate derivative contracts (net of tax of $(3,670) and $5,361, respectively)	5,800	(8,457)
Total other comprehensive income (loss), net of tax	5,808	(8,558)
Comprehensive income (loss)	4,161	(42,616)
Comprehensive (income) loss attributable to noncontrolling interest	561	(2,749)
Total comprehensive income (loss) attributable to Forest City Enterprises, Inc.	$4,722	$(45,365)

	Nine Months Ended October 31,
	2012	2011
	(in thousands)
Net earnings (loss)	$(15,758)	$104,996
Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on investment securities (net of tax of $(12) and $7, respectively)	18	(10)
Foreign currency translation adjustments (net of tax of $(604) and $(31), respectively)	954	50
Unrealized net gains (losses) on interest rate derivative contracts (net of tax of $(5,169) and $12,906, respectively)	8,119	(19,288)
Total other comprehensive income (loss), net of tax	9,091	(19,248)
Comprehensive income (loss)	(6,667)	85,748
Comprehensive income attributable to noncontrolling interest	(6,245)	(87,142)
Total comprehensive loss attributable to Forest City Enterprises, Inc.	$(12,912)	$(1,394)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Equity
(Unaudited)

											Accumulated
	Preferred Stock		Common Stock				Additional				Other
	Series A		Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interest	Total
	(in thousands)
Balances at January 31, 2011	4,400	$220,000	144,252	$48,084	21,219	$7,073	$689,004	$673,875	21	$(259)	$(94,429)	$330,912	$1,874,260
Net earnings, net of $4,567 attributable to redeemable noncontrolling interest								(86,486)				90,485	3,999
Other comprehensive loss, net of tax											(26,031)	1,050	(24,981)
Purchase of treasury stock									90	(1,670)			(1,670)
Conversion of Class B to Class A shares			284	95	(284)	(95)							—
Issuance of Class A shares in exchange for Convertible Senior Notes due 2016			3,444	1,148			47,594						48,742
Restricted stock vested			343	114			(114)						—
Exercise of stock options			13	4			136		(3)	55			195
Preferred stock dividends								(15,400)					(15,400)
Stock-based compensation							12,585						12,585
Excess income tax deficiency from stock-based compensation							(812)						(812)
Redeemable noncontrolling interest adjustment							(6,887)						(6,887)
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries							(518)					(20,435)	(20,953)
Contributions from noncontrolling interests												6,087	6,087
Distributions to noncontrolling interests												(89,644)	(89,644)
Change to equity method of accounting for subsidiaries												(33,598)	(33,598)
Other changes in noncontrolling interests												(51)	(51)
Balances at January 31, 2012	4,400	$220,000	148,336	$49,445	20,935	$6,978	$740,988	$571,989	108	$(1,874)	$(120,460)	$284,806	$1,751,872
Net loss, net of $6,316 attributable to redeemable noncontrolling interest								(22,043)				12,601	(9,442)
Other comprehensive income, net of tax											9,131	(40)	9,091
Purchase of treasury stock									120	(1,815)			(1,815)
Conversion of Class B to Class A shares			683	227	(683)	(227)							—
Issuance of Class A shares in exchange for Series A preferred stock	(2,674)	(133,724)	8,844	2,948			128,575	(13,881)					(16,082)
Restricted stock vested			478	160			(160)						—
Exercise of stock options							(70)		(66)	1,076			1,006
Preferred stock dividends								(11,550)					(11,550)
Stock-based compensation							11,317						11,317
Excess income tax deficiency from stock-based compensation							(973)						(973)
Redeemable noncontrolling interest adjustment							(6,609)						(6,609)
Acquisition of partners' noncontrolling interest in consolidated subsidiaries							(16,868)					(4,282)	(21,150)
Contributions from noncontrolling interests												240	240
Distributions to noncontrolling interests												(22,699)	(22,699)
Change to equity method of accounting for subsidiary												(724)	(724)
Other changes in noncontrolling interests												1,230	1,230
Balances at October 31, 2012	1,726	$86,276	158,341	$52,780	20,252	$6,751	$856,200	$524,515	162	$(2,613)	$(111,329)	$271,132	$1,683,712

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaires
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
	2012	2011
	(in thousands)
Net earnings (loss)	$(15,758)	$104,996
Depreciation and amortization	163,647	160,888
Amortization of mortgage procurement costs	9,054	8,791
Impairment of real estate	30,660	2,085
Impairment of unconsolidated entities	390	41,289
Write-offs of abandoned development projects	14,029	7,931
Gain on extinguishment of debt	(7,288)	(9,334)
Net loss on land held for divestiture activity	5,651	—
Net gain on disposition of partial interests in rental properties	—	(15,410)
Net gain on change in control of interests	(6,766)	—
Deferred income tax expense (benefit)	30,274	(830)
Equity in earnings of unconsolidated entities	(24,627)	(23,652)
Net loss on land held for divestiture activity of unconsolidated entities	42,170	—
Stock-based compensation expense	7,286	6,070
Amortization and mark-to-market adjustments of derivative instruments	(6,699)	3,320
Non-cash interest expense related to Senior Notes	338	1,655
Cash distributions from operations of unconsolidated entities	47,095	37,747
Discontinued operations:
Depreciation and amortization	1,725	7,988
Amortization of mortgage procurement costs	166	984
Loss on extinguishment of debt	192	—
Impairment of real estate	4,254	13,692
Deferred income tax expense (benefit)	(11,125)	9,444
Gain on disposition of rental properties	(28,178)	(121,695)
Cost of sales of land included in projects under construction and development and completed rental properties	5,428	3,868
Decrease (increase) in land held for development and sale	3,863	(18,370)
Decrease in land held for divestiture	51,615	—
Decrease in notes and accounts receivable	6,974	7,036
Decrease (increase) in other assets	5,915	(5,625)
Increase in restricted cash and escrowed funds used for operating purposes	(1,685)	(10,585)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	4,491	(8,813)
Net cash provided by operating activities	333,091	203,470
Cash Flows from Investing Activities
Capital expenditures	(686,151)	(547,531)
Payment of lease procurement costs	(9,986)	(16,907)
Increase in other assets	(26,053)	(10,215)
Decrease in restricted cash and escrowed funds used for investing purposes	119,246	181,609
Proceeds from disposition of full or partial interests in rental properties	39,199	319,461
Increase in investments in and advances to unconsolidated entities	(31,811)	(90,210)
Net cash used in investing activities	(595,556)	(163,793)
Cash Flows from Financing Activities
Proceeds from nonrecourse mortgage debt and notes payable	669,927	265,836
Principal payments on nonrecourse mortgage debt and notes payable	(466,360)	(317,206)
Borrowings on bank revolving credit facility	356,000	464,575
Payments on bank revolving credit facility	(190,000)	(601,727)
Payment of Puttable Equity-Linked Senior Notes due 2011	—	(39,407)
Proceeds from issuance of Convertible Senior Notes, net of $10,625 of issuance costs	—	339,375
Payment of transaction costs related to exchange of Convertible Senior Notes due 2016 for Class A common stock	—	(3,200)
Payment of deferred financing costs	(18,014)	(12,414)
Change in restricted cash and escrowed funds and book overdrafts	(7,292)	(1,681)
Purchase of treasury stock	(1,815)	(1,670)
Exercise of stock options	1,006	177
Payment of inducements related to conversion of preferred stock for Class A common stock	(13,881)	—
Payment of transaction costs related to conversion of preferred stock for Class A common stock	(2,200)	—
Dividends paid to preferred shareholders	(11,550)	(11,550)
Contributions from redeemable noncontrolling interest	11,348	—
Contributions from noncontrolling interests	240	3,087
Distributions to noncontrolling interests	(22,699)	(87,588)
Acquisitions of noncontrolling interests	(21,150)	—
Net cash provided by (used in) financing activities	283,560	(3,393)
Net increase in cash and equivalents	21,095	36,284
Cash and equivalents at beginning of period	217,486	193,372
Cash and equivalents at end of period	$238,581	$229,656
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

	Nine Months Ended October 31,
	2012	2011
	(in thousands)
Operating Activities
Increase in land held for development and sale	$(5,534)	$(11,155)
Increase in land held for divestiture	(5,737)	—
Decrease in notes and accounts receivable	9,539	26,969
Decrease in other assets	2,120	150,699
Decrease in restricted cash and escrowed funds	16,474	149,593
Decrease in accounts payable, accrued expenses and other liabilities	(10,204)	(4,235)
Total effect on operating activities	$6,658	$311,871
Investing Activities
Decrease in projects under construction and development	$10,140	$442,332
Decrease in completed rental properties	90,110	1,212,542
Decrease (increase) in investments in and advances to affiliates	12,018	(275,880)
Total effect on investing activities	$112,268	$1,378,994
Financing Activities
Decrease in nonrecourse mortgage debt and notes payable	$(124,609)	$(1,642,048)
Decrease in senior and subordinated debt	(6,049)	(40,000)
Decrease in restricted cash and escrowed funds	8,208	—
Decrease in preferred stock	(133,724)	—
Increase in Class A common stock	2,948	959
Increase in additional paid-in capital	127,042	37,956
Increase in redeemable noncontrolling interest	6,609	4,808
Increase (decrease) in noncontrolling interest	649	(52,540)
Total effect on financing activities	$(118,926)	$(1,690,865)

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
Revision of Prior Period Financial Statements
Historically, the Company wrote off specific development projects when management determined it was probable the specific project would not be developed. In addition, the Company recorded an allowance for estimated project development write-offs for projects under development that had not yet been abandoned (the “Allowance”). In connection with the preparation of its financial statements for the year ended January 31, 2012, the Company reconsidered the historical accounting policy related to the Allowance and determined that recording the Allowance was not in accordance with ASC 970-360-40 (Real Estate – Abandonments) and concluded that the reserve should be removed (“Allowance Revision”). The Company assessed the materiality of this error on prior periods’ financial statements in accordance with ASC 250 (SEC’s Staff Accounting Bulletin No. 99, "Materiality"), and concluded that the error was not material to any prior annual or interim periods, but the cumulative adjustment necessary to remove the Allowance would be material if the correction was recorded during the year ended January 31, 2012. Accordingly, in accordance with ASC 250 (SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”), the financial statements for the three and nine months ended October 31, 2011, which are presented herein, have been revised. The following are selected financial statement line items illustrating the effect of the error correction thereon:

	As Reported (1)	Adjustment	As Revised
	(in thousands, except per share data)
Consolidated Statement of Operations for the three months ended October 31, 2011
Operating expenses	$163,339	$(2,000)	$161,339
Deferred income tax expense	511	776	1,287
Earnings (loss) from continuing operations	(28,422)	1,224	(27,198)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	(41,875)	1,224	(40,651)
Basic and diluted earnings (loss) per common share from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	(0.21)	0.01	(0.20)
Basic and diluted net earnings (loss) per common share attributable to Forest City Enterprises, Inc. common shareholders	(0.25)	0.01	(0.24)
Consolidated Statement of Operations for the nine months ended October 31, 2011
Operating expenses	$474,728	$(2,000)	$472,728
Deferred income tax expense (benefit)	(1,606)	776	(830)
Earnings from continuing operations	4,297	1,224	5,521
Net earnings attributable to Forest City Enterprises, Inc. common shareholders	6,126	1,224	7,350
Basic and diluted earnings (loss) per common share from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	(0.05)	—	(0.05)
Basic and diluted net earnings per common share attributable to Forest City Enterprises, Inc. common shareholders	0.03	0.01	0.04

(1)	Adjusted to reflect the impact of discontinued operations (see Note N).
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
Variable Interest Entities
The Company’s VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, a hotel, land development and The Nets, a member of the National Basketball Association (“NBA”). As of October 31, 2012, the Company determined that it was the primary beneficiary of 31 VIEs representing 22 properties (18 VIEs representing 9 properties in the Residential Group, 12 VIEs representing 12 properties in the Commercial Group and 1 VIE/property in the Land Development Group). The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of October 31, 2012, the Company held variable interests in 59 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of involvement with these unconsolidated VIEs is limited to the Company’s investments in those VIEs totaling approximately $66,000,000 at October 31, 2012. In addition, as of October 31, 2012, the Company consolidates a VIE which holds collateralized borrowings of $29,000,000, which the Company has guaranteed.
During the three months ended October 31, 2012, the Company determined the entity that owns the Barclays Center arena in Brooklyn, New York is deemed to have sufficient equity and cash flows to support its operations without the need of any additional financial support from its partners. As a result, the Company determined that it no longer qualified as a VIE. The impact of the removal of this VIE within the VIE parenthetical disclosures on the Consolidated Balance Sheets were decreases of $739,491,000 to real estate, net, $17,932,000 to cash and equivalents, $24,746,000 to restricted cash and escrowed funds, $26,371,000 to other assets, $339,527,000 to nonrecourse mortgage debt and $131,245,000 to accounts payable, accrued expenses and other liabilities from the balances disclosed as of July 31, 2012.
Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”):

	October 31, 2012	January 31, 2012
	(in thousands)
Unrealized losses on securities	$415	$445
Unrealized losses on foreign currency translation	—	1,558
Unrealized losses on interest rate contracts (1)	181,640	194,928
	182,055	196,931
Noncontrolling interest and income tax benefit	(70,726)	(76,471)
Accumulated Other Comprehensive Loss	$111,329	$120,460

(1)
Included in the amounts as of October 31 and January 31, 2012 are $135,147 and $143,303, respectively, of unrealized losses on an interest rate swap associated with New York Times, an office building in Manhattan, New York, on its nonrecourse mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all-in lender interest rate of 6.40% (5.50% swap rate plus 0.90% lender spread) and expires in September 2017.

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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Investments in Unconsolidated Entities
For the nine months ended October 31, 2012, Brooklyn Basketball Holdings, LLC ("BBH"), an equity method investment that owns The Nets, was deemed a significant subsidiary. Summarized financial information for BBH is as follows:

	Nine Months Ended October 31,
	2012	2011
	(in thousands)
Operations:
Revenues	$61,736	$50,350
Operating expenses	(93,606)	(79,581)
Interest expense, net	(10,471)	(10,214)
Depreciation and amortization	(5,193)	(4,757)
Net loss (pre-tax)	$(47,534)	$(44,202)
Company's portion of net loss (pre-tax)	$(22,707)	$(14,969)
New Accounting Guidance
The following accounting pronouncements were adopted during the nine months ended October 31, 2012:
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
In December 2011, the FASB issued an amendment to the accounting guidance on derecognition of in substance real estate. This guidance specifies that when a parent company (reporting entity) ceases to have a controlling financial interest (as described in the accounting guidance on Consolidation) in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance on property, plant and equipment to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. This guidance is effective for fiscal years and interim reporting periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. The guidance in this amendment is consistent with the Company's previous accounting policies and, as a result will not impact its consolidated financial statements or their comparability to previously issued financial statements.
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

B. Mortgage Debt and Notes Payable, Nonrecourse
The following table summarizes the mortgage debt and notes payable, nonrecourse maturities, including balances associated with land held for divestiture, as of October 31, 2012:

Fiscal Years Ending January 31,	Total Maturities
(in thousands)
2013	$180,643
2014	753,396
2015	984,801
2016	383,720
2017	426,274
Thereafter	2,998,186
Total	$5,727,020

C. Bank Revolving Credit Facility
The Company has a Third Amended and Restated Credit Agreement and a Third Amended and Restated Guaranty of Payment of Debt (collectively, the “Credit Facility”) which provides total available borrowings of $450,000,000. The Credit Facility matures on March 30, 2014 and provides for one, 12-month extension option, subject to certain conditions. Borrowings bear interest at LIBOR, subject to a floor of 100 basis points, plus 3.75%. Up to $100,000,000 of the available borrowings may be used, in the aggregate, for letters of credit and/or surety bonds. The Credit Facility has a number of restrictive covenants, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that the Company may incur and restrictions on the pledging of ownership interests in subsidiaries. Additionally, the Credit Facility contains certain development limitations and financial covenants, including the maintenance of minimum liquidity, certain debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as specified in the Credit Facility). At October 31, 2012, the Company was in compliance with all of these financial covenants.

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
The following table summarizes the available credit on the Credit Facility:

	October 31, 2012	January 31, 2012
	(in thousands)
Maximum borrowings	$450,000	$450,000
Less outstanding balances:
Borrowings	166,000	—
Letters of credit	70,207	69,389
Surety bonds	—	—
Available credit	$213,793	$380,611

D. Senior and Subordinated Debt
The following table summarizes the Company’s senior and subordinated debt:

	October 31, 2012	January 31, 2012
	(in thousands)
Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	$199,376	$199,132
7.625% Senior Notes due 2015	53,253	178,253
5.000% Convertible Senior Notes due 2016	50,000	50,000
6.500% Senior Notes due 2017	132,144	132,144
4.250% Convertible Senior Notes due 2018	350,000	350,000
7.375% Senior Notes due 2034, net of discount	219,045	100,000
Total Senior Notes	1,003,818	1,009,529
Subordinated Debt:
Subordinate Tax Revenue Bonds due 2013	29,000	29,000
Total Senior and Subordinated Debt	$1,032,818	$1,038,529
On July 3, 2012, the Company issued $125,000,000 of additional 7.375% Senior Notes due February 1, 2034 (“2034 Senior Notes”) in a public offering, net of a 4.84% discount. The terms of the 2034 Senior Notes, other than their issue date and public offering price, are identical to the $100,000,000 aggregate principal amount of 2034 Senior Notes previously issued on February 10, 2004. Proceeds of this offering, net of discounts and underwriters commissions, were $116,792,000. Net proceeds, along with an additional $8,208,000 of cash on hand, were immediately deposited into a restricted cash escrow account established to redeem $125,000,000 principal amount of the Company's 7.625% Senior Notes due 2015 (“2015 Senior Notes”).
On August 20, 2012, the Company used the cash escrow to redeem $125,000,000 in principal amount of its outstanding 2015 Senior Notes. The 2015 Senior Notes were purchased at par plus any accrued and unpaid interest up to, but not including, August 20, 2012.
All of the Company’s senior notes are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to all existing and future secured indebtedness and other liabilities of the Company’s subsidiaries to the extent of the value of the collateral securing such other debt, including the Credit Facility. The indentures governing the senior notes contain covenants providing, among other things, limitations on incurring additional debt and payment of dividends. At October 31, 2012, the Company was in compliance with these financial covenants.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

E. Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned impact on earnings and cash flows that may be caused by interest rate volatility. The Company’s strategy includes the use of interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. The Company enters into interest rate swaps to convert certain floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions, or forward starting swaps to hedge the changes in benchmark interest rates on forecasted financings. The Company enters into interest rate swap agreements for hedging purposes for periods that are generally one to ten years. Option products utilized include interest rate caps, floors and Treasury options. The use of these option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt. The caps and floors have typical durations ranging from one to three years while the Treasury options are for periods of five to ten years. The Company does not have any Treasury options outstanding at October 31, 2012.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The amount of ineffectiveness charged to earnings was insignificant for all periods presented. There are no amounts in the ineffectiveness related to derivative losses reclassified from OCI as a result of missed forecasted transactions. As of October 31, 2012, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $27,594,000, net of tax. However, the actual amount reclassified could vary due to future changes in fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held by the Company and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require the Company and/or the Joint Ventures to pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At October 31, 2012, the SIFMA rate was 0.21%. Additionally, the Company and/or the Joint Ventures have guaranteed the fair value of the underlying borrowings. Any fluctuation in the value of the TRS is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact to the Company and/or the Joint Ventures. At October 31, 2012, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $266,660,000. The underlying TRS borrowings are subject to a fair value adjustment (see Note F – Fair Value Measurements).
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
From time to time, the Company enters into forward swaps to protect itself against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time the Company secures and locks an interest rate on an anticipated financing, it intends to simultaneously terminate the forward swap associated with that financing. At October 31, 2012, the Company had no forward swaps outstanding.

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

	Fair Value of Derivative Instruments
	October 31, 2012
	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Accounts Payable, Accrued Expenses and Other Liabilities)
	Current Notional	Fair Value	Current Notional	Fair Value
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate caps	$—	$—	$—	$—
Interest rate swap agreements	—	—	1,020,185	139,241
TRS	28,100	986	238,560	10,684
Total derivatives designated as hedging instruments	$28,100	$986	$1,258,745	$149,925
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$433,018	$4	$—	$—
Interest rate swap agreements	19,521	442	—	—
TRS	140,800	19,808	30,025	15,318
Total derivatives not designated as hedging instruments	$593,339	$20,254	$30,025	$15,318

	January 31, 2012
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate caps	$—	$—	$—	$—
Interest rate swap agreements	—	—	897,193	148,699
TRS	27,197	774	243,560	9,954
Total derivatives designated as hedging instruments	$27,197	$774	$1,140,753	$158,653
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$435,201	$13	$—	$—
Interest rate swap agreements	19,521	1,083	—	—
TRS	141,703	9,534	30,360	15,367
Total derivatives not designated as hedging instruments	$596,425	$10,630	$30,360	$15,367

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in earnings of unconsolidated entities and interest expense in the Consolidated Statements of Operations:

		Gain (Loss) Reclassified from Accumulated OCI
Derivatives Designated as Cash Flow Hedging Instruments	Gain (Loss) Recognized in OCI (Effective Portion)	Location on Consolidated Statements of Operations	Effective Amount	Ineffective Amount
	(in thousands)
Three Months Ended October 31, 2012
Interest rate caps, interest rate swaps and Treasury options	$8,423	Interest expense	$(994)	$—
Interest rate caps, interest rate swaps and Treasury options	—	Equity in earnings (loss) of unconsolidated entities	(91)	2
Total	$8,423		$(1,085)	$2
Nine Months Ended October 31, 2012
Interest rate caps, interest rate swaps and Treasury options	$10,129	Interest expense	$(2,941)	$—
Interest rate caps, interest rate swaps and Treasury options	—	Equity in earnings (loss) of unconsolidated entities	(272)	10
Total	$10,129		$(3,213)	$10
Three Months Ended October 31, 2011
Interest rate caps, interest rate swaps and Treasury options	$(14,867)	Interest expense	$(934)	$1
Interest rate caps and Treasury options	—	Equity in earnings (loss) of unconsolidated entities	(100)	(17)
Total	$(14,867)		$(1,034)	$(16)
Nine Months Ended October 31, 2011
Interest rate caps, interest rate swaps and Treasury options	$(37,756)	Interest expense	$(2,569)	$1
Interest rate caps and Treasury options	—	Equity in earnings (loss) of unconsolidated entities	(282)	(572)
Total	$(37,756)		$(2,851)	$(571)
The following table presents the impact of gains and losses in the Consolidated Statements of Operations related to derivative instruments:

	Net Gain (Loss) Recognized
	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(in thousands)
Derivatives Designated as Fair Value Hedging Instruments
TRS (1)	$(148)	$2,190	$(518)	$9,654
Derivatives Not Designated as Hedging Instruments
Interest rate caps and interest rate swaps	$(243)	$(235)	$(689)	$(632)
TRS	2,672	(1,579)	10,323	(125)
Total	$2,429	$(1,814)	$9,634	$(757)

(1)
The net gain (loss) recognized in interest expense from the change in fair value of the underlying TRS borrowings was $148 and $518 for the three and nine months ended October 31, 2012, respectively, and $(2,190) and $(9,654) for the three and nine months ended October 31, 2011, respectively, offsetting the gain (loss) recognized on the TRS (see Note F – Fair Value Measurements).

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
As of October 31, 2012, the aggregate fair value of all derivative instruments in a liability position, prior to the adjustment for nonperformance risk of $13,587,000, is $178,830,000. The Company had posted collateral consisting primarily of cash and notes receivable of $88,577,000 related to all derivative instruments. If all credit risk contingent features underlying these agreements had been triggered on October 31, 2012, the Company would have been required to post collateral of the full amount of the liability position.

F. Fair Value Measurements
The Company’s financial assets and liabilities subject to fair value measurements are interest rate caps, interest rate swap agreements, TRS and borrowings subject to TRS (see Note E – Derivative Instruments and Hedging Activities). The Company’s impairment of real estate and unconsolidated entities is also subject to fair value measurements (see Note I – Land Held for Divestiture, Note L – Impairment of Real Estate, Impairment of Unconsolidated Entities and Write-Off of Abandoned Development Projects and Note N – Discontinued Operations and Gain on Disposition of Rental Properties).
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

	Fair Value Measurements
	October 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate caps	$—	$4	$—	$4
Interest rate swap agreements (positive fair value)	—	442	—	442
Interest rate swap agreements (negative fair value)	—	(4,094)	(135,147)	(139,241)
TRS (positive fair value)	—	—	20,794	20,794
TRS (negative fair value)	—	—	(26,002)	(26,002)
Fair value adjustment to the borrowings subject to TRS	—	—	9,698	9,698
Redeemable noncontrolling interest	—	—	(240,790)	(240,790)
Total	$—	$(3,648)	$(371,447)	$(375,095)

	January 31, 2012
	(in thousands)
Interest rate caps	$—	$13	$—	$13
Interest rate swap agreements (positive fair value)	—	1,083	—	1,083
Interest rate swap agreements (negative fair value)	—	(5,396)	(143,303)	(148,699)
TRS (positive fair value)	—	—	10,308	10,308
TRS (negative fair value)	—	—	(25,321)	(25,321)
Fair value adjustment to the borrowings subject to TRS	—	—	9,180	9,180
Redeemable noncontrolling interest	—	—	(229,149)	(229,149)
Total	$—	$(4,300)	$(378,285)	$(382,585)
The table below presents a reconciliation of all financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements
	Redeemable Noncontrolling Interest	Interest Rate Swaps	Net TRS	Fair value adjustment to the borrowings subject to TRS	Total TRS Related	Total
	(in thousands)
Nine Months Ended October 31, 2012
Balance, February 1, 2012	$(229,149)	$(143,303)	$(15,013)	$9,180	$(5,833)	$(378,285)
Contribution from redeemable noncontrolling interest	(11,348)	—	—	—	—	(11,348)
Loss attributable to redeemable noncontrolling interest	6,316	—	—	—	—	6,316
Total realized and unrealized gains (losses):
Included in earnings	—	—	9,805	518	10,323	10,323
Included in other comprehensive income	—	8,156	—	—	—	8,156
Included in additional paid-in capital	(6,609)	—	—	—	—	(6,609)
Balance, October 31, 2012	$(240,790)	$(135,147)	$(5,208)	$9,698	$4,490	$(371,447)
Nine Months Ended October 31, 2011
Balance, February 1, 2011	$(226,829)	$(102,387)	$(30,034)	$21,938	$(8,096)	$(337,312)
Loss attributable to redeemable noncontrolling interest	2,852	—	—	—	—	2,852
Total realized and unrealized gains (losses):
Included in earnings	—	—	9,529	(9,654)	(125)	(125)
Included in other comprehensive income	—	(31,745)	—	—	—	(31,745)
Included in additional paid-in capital	(4,808)	—	—	—	—	(4,808)
Settlement	—	—	903	(903)	—	—
Balance, October 31, 2011	$(228,785)	$(134,132)	$(19,602)	$11,381	$(8,221)	$(371,138)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents quantitative information about the significant unobservable inputs used to estimate the fair value of financial instruments measured on a recurring basis as of October 31, 2012.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value October 31, 2012	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
Credit valuation adjustment of interest rate swap	$13,730	Potential future exposure	Credit spreads	2.15 (1) - 4.25%
TRS	$(5,208)	Third party bond pricing	Bond quote	84.41 - 107.37(1)
Fair value adjustment to the borrowings subject to TRS	$9,698	Third party bond pricing	Bond quote	84.41 - 100.73(1)
Redeemable noncontrolling interest	$(240,790)	Discounted cash flows	Discount rate	9.7%

(1)	This fair value measurement was developed by third party service providers, subject to the Company’s corroboration for reasonableness.
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
The following table summarizes the fair value of nonrecourse mortgage debt and notes payable, bank revolving facility, senior and subordinated debt and nonrecourse mortgage debt and notes payable of land held for divestiture:

	October 31, 2012		January 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Fixed Rate Debt	$4,798,948	$5,186,412	$4,458,214	$4,719,636
Variable Rate Debt	2,126,890	2,190,196	2,239,838	2,341,862
Total	$6,925,838	$7,376,608	$6,698,052	$7,061,498

G. Stock-Based Compensation
During the nine months ended October 31, 2012, the Company granted 281,828 stock options, 784,935 shares of restricted stock and 301,954 performance shares under the Company’s 1994 Stock Plan. The stock options had a grant-date fair value of $9.24, which was computed using the Black-Scholes option-pricing model with the following assumptions: expected term of 5.5 years, expected volatility of 74.1%, risk-free interest rate of 1.1%, and expected dividend yield of 0%. The exercise price of the options is $14.74, which was the closing price of the underlying Class A common stock on the date of grant. The restricted stock had a grant-date fair value of $14.74 per share, which was the closing price of the Class A common stock on the date of grant. The performance shares had a grant-date fair value of $20.74 per share, which was computed using a Monte Carlo simulation.
At October 31, 2012, there was $4,796,000 of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.50 years, $20,291,000 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 2.69 years, and $5,288,000 of unrecognized compensation cost related to performance shares that is expected to be recognized over a weighted-average period of 3.17 years.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(in thousands)
Stock option costs	$590	$806	$2,510	$1,801
Restricted stock costs	2,481	2,385	7,833	7,715
Performance share costs	417	—	974	—
Total stock-based compensation costs	3,488	3,191	11,317	9,516
Less amount capitalized into qualifying real estate projects	(1,410)	(1,522)	(4,031)	(3,446)
Amount charged to operating expenses	2,078	1,669	7,286	6,070
Depreciation expense on capitalized stock-based compensation	206	693	620	1,064
Total stock-based compensation expense	$2,284	$2,362	$7,906	$7,134
Deferred income tax benefit	$819	$829	$2,856	$2,567
The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the nine months ended October 31, 2012 and 2011 was $726,000 and $1,022,000, respectively. During the nine months ended October 31, 2011, previously recorded stock option costs in the amount of $1,622,000, most of which was previously capitalized into real estate projects, were reversed to reflect actual forfeitures in excess of estimated forfeitures.
In connection with the vesting of restricted stock during the nine months ended October 31, 2012 and 2011, the Company repurchased into treasury 120,459 shares and 90,104 shares respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $1,815,000 and $1,670,000, respectively.

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
At January 31, 2011, the Company received a cash deposit of $8,550,000 on Parcel #1. During the three months ended April 30, 2011, the Company received an additional $33,950,000 of the Parcel #1 purchase price. With the receipt of this payment, the buyer’s initial and continuing investment on the sale of Parcel #1 was adequate for gain recognition under the full accrual method in accordance with accounting guidance for sales of real estate. As such, the entire sales price is included in revenues from real estate operations and the related cost of land is included in operating expenses, resulting in a gain on sale of $42,622,000 during the nine months ended October 31, 2011. The final $2,500,000 of the Parcel #1 purchase price was received during the three months ended October 31, 2011.
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
During the three months ended April 30, 2012, the Company received cash proceeds of $33,000,000 representing the remaining Parcel #2 purchase price. With receipt of this payment, the buyer’s initial and continuing investment on the sale of Parcel #2 was adequate for gain recognition under the full accrual method in accordance with accounting guidance for sales of real estate. As such, the entire sales price is included in revenues from real estate operations and the related cost of land is included in operating expenses, resulting in a gain on sale of $36,484,000 during the nine months ended October 31, 2012.

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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ended April 30, 2012, the Company established an execution strategy relating to the land divestiture effort. For land projects that are not wholly-owned, the initial strategy was to negotiate with current partners to sell the Company's partnership interests to them, or acquire theirs, which would enable the Company to go to market with 100% ownership of the land development opportunity. The Company began preliminary discussions with numerous potential buyers ranging from large national investment funds to regional land developers as part of the divestiture strategy.
During the three months ended July 31, 2012, the Company entered into more specific and detailed negotiations with interested parties and closed on the divestiture of several land projects. Ongoing negotiations continued on the remaining land projects with current partners and potential national, regional and local land buyers. The Company had varying levels of interest from potential buyers on many of its land projects, and as a result, at July 31, 2012, the Company had committed deals on certain land projects, which are expected to close during the year ending January 31, 2013, and had several offers and letters of intent currently being evaluated by the Company.
During the three months ended October 31, 2012, the Company closed on the divestiture of several additional land projects and continued ongoing negotiations on the remaining land projects with partners and numerous potential land buyers. The Company has commitments from buyers on certain remaining land projects, which are expected to close during the year ended January 31, 2013. As of October 31, 2012, the Company has $4,061,000 of carrying value in land held for divestitures.
During the three and nine months ended October 31, 2012, the Company recorded the land held for divestiture activity for fully consolidated land projects and those accounted for on the equity method of accounting on their own separate financial statement line items in the Consolidated Statements of Operations. These activities primarily represent sales of bulk land projects held for divestiture, the associated cost of sales, gain on extinguishment of debt on land held for divestiture and impairment of land held for divestiture.
The following table summarizes the net gain (loss) on land held for divestiture activity of consolidated entities:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(in thousands)
Sales of land held for divestiture	$25,384	$—	$59,894	$—
Cost of sales of land held for divestiture	(26,804)	—	(51,976)	—
Gain on extinguishment of debt of land held for divestiture	2,227	—	2,227	—
Net gain on closed transactions of land held for divestiture	807	—	10,145	—
Impairment of land held for divestiture	—	—	(15,796)	—
Net gain (loss) on land held for divestiture activity	$807	$—	$(5,651)	$—
The net gain on closed transactions of land held for divestiture for the three months ended October 31, 2012 primarily relates to the bulk sale of the Company's ownership interest in six land projects. The bulk sales transactions, which had a sale price of $22,245,000 resulted in a loss of approximately $2,100,000. The loss on these transactions was offset by a $2,227,000 gain on debt extinguishment related to one land project in a deed-in-lieu transaction.
The net gain on closed transactions of land held for divestiture for the nine months ended October 31, 2012 of $10,145,000 primarily relates to the sale of the activity discussed above, and the bulk sale during the three months ended July 31, 2012 of the Company's 51% ownership interest in a land project in Prosper, Texas. This transaction, which had a sale price of $29,800,000, resulted in a gain of approximately $7,600,000 ($3,900,000, net of noncontrolling interest).
Through the competitive bid process and the negotiation process of moving from informal expressions of interest to bona fide purchase offers, the Company obtained additional information regarding the value of its specific projects as viewed by current market participants. Based on the various levels of interest from potential buyers and information obtained from preliminary sales contracts, letters of intent and other negotiations on the remaining land projects discussed above, the Company reviewed its assumptions used to estimate the fair value of the land held for divestiture. As a result, during the second quarter the Company recorded an additional impairment charge of $15,796,000 which is included in the table above for the nine months ended October 31, 2012.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of non-recurring impairment of land held for divestiture for the nine months ended October 31, 2012:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value October 31, 2012	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
Impairment of land held for divestiture	$15,663	Indicative bids	Indicative bids	N/A(1)
Impairment of land held for divestiture	$926	Discounted cash flows(2)	N/A	N/A

(1)	These fair value measurements were developed by third party sources, subject to the Company’s corroboration for reasonableness.

(2)	The Company used a discounted cash flow technique to estimate fair value, however due to the estimated holding period being less than twelve months, the impact of discounting was deemed immaterial.
The following table summarizes the net loss on investments in unconsolidated entities which are part of the land divestiture strategy:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(in thousands)
Net loss on sales of land held for divestiture of unconsolidated entities	$(283)	$—	$(1,764)	$—
Impairment of investments in unconsolidated entities	—	—	(40,406)	—
Net loss on land held for divestiture activity of unconsolidated entities	$(283)	$—	$(42,170)	$—
During the three months ended July 31, 2012, the Company received an unsolicited offer to purchase its ownership interest in the remaining land parcels at Central Station for approximately $30,000,000. The Company evaluated the offer and made a decision to divest its equity method investment in Central Station as part of its formal land divestiture activities. The proposed sale would support the continued strategic efforts to focus on core rental products in core markets and delever its balance sheet and as a result, the Company signed a letter of intent. Based on the terms of the letter of intent during the second quarter, the Company recorded an impairment charge of approximately $17,000,000, which is included in impairment of investments in unconsolidated entities during the nine months ended October 31, 2012. The Company expects the sale to close during the year ended January 31, 2013.
During the three months ended July 31, 2012, the Company continued to market its equity method ownership interest in a land project in Mesa del Sol, New Mexico to several potential buyers. Mesa del Sol is a large 3,000 acre development opportunity in the beginning stage of residential land development and is not expected to generate positive cash flow in the near-term due to the expected level of development expenditures needed to prepare the first phase of lots for sale. During the extensive marketing activities, there were few buyers that expressed interest in taking on the long-term development risk, and those that were, expected larger returns than previously estimated. As a result, based on these negotiations and other market information obtained from these potential buyers and other industry data, the Company updated its assumptions used in estimating the fair value of the investment, including discount rates, absorption rates and commercial and residential land pricing. Based on the updated valuation model, during the second quarter the Company recorded an additional impairment charge of approximately $15,000,000, which is included in impairment of investments in unconsolidated entities during the nine months ended October 31, 2012.

J. Net Gain on Disposition of Partial Interests in Rental Properties
The net gain on disposition of partial interests in rental properties is comprised of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(in thousands)
Stonecrest Mall Joint Venture	$—	$5,849	$—	$5,849
New York Retail Joint Venture	—	—	—	9,561
	$—	$5,849	$—	$15,410
Stonecrest Mall Joint Venture
On October 19, 2011, the Company entered into a joint venture agreement with an outside partner whereby the outside partner invested in the Mall at Stonecrest, a regional mall in Atlanta, Georgia ("Stonecrest"). The outside partner received a 49% equity interest in Stonecrest.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

For its 49% equity interest, the outside partner assumed debt of $49,464,000, representing 49% of the nonrecourse mortgage debt on the property. In addition, the Company is entitled to receive up to $3,750,000 of contingent consideration, based on Stonecrest's financial results as defined in the partnership agreement, none of which has been recognized through October 31, 2012. The transaction resulted in a gain on disposition of partial interests in rental property of $5,849,000 during the three and nine months ended October 31, 2011. The property is adequately capitalized and does not contain the characteristics of a VIE. Based on this and the substantive participating rights held by the outside partner with regards to the property, the Company concluded it appropriate to deconsolidate the entity and account for it under the equity method of accounting.
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
For its 49% equity interests, the outside partner invested cash and assumed debt of $244,952,000, representing 49% of the nonrecourse mortgage debt on the 15 properties. As of January 31, 2012, the Company received proceeds of $178,286,000, primarily in the form of a loan. Based on the net amount of cash received, the outside partner’s minimum initial investment requirement of 20% was not met. As such, the transaction did not qualify for full gain recognition under accounting guidance related to real estate sales. Therefore, the installment method of gain recognition was applied, resulting in a net gain on disposition of partial interest in rental properties of $9,561,000 during the nine months ended October 31, 2011. As of October 31, 2012, the remaining gain of $114,465,000 continues to be deferred and is included in accounts payable, accrued expenses and other liabilities. Transaction costs totaling $11,776,000, of which $5,779,000 relating to participation payments made to the ground lessors of two of the properties in accordance with the respective ground lease agreements did not qualify for deferral and were included in the calculation of the net gain on disposition of partial interests in rental properties recorded during the nine months ended October 31, 2011. The 15 properties are adequately capitalized and do not contain the characteristics of a VIE. Based on this and the substantive participating rights held by the outside partner with regards to the properties, the Company concluded it appropriate to deconsolidate the entities and account for them under the equity method of accounting.

K. Income Taxes
Income tax benefit for the three months ended October 31, 2012 and 2011 was $(18,534,000) and $(12,060,000), respectively. Income tax (benefit) expense for the nine months ended October 31, 2012 and 2011 was $(16,698,000) and $848,000, respectively. The difference in the recorded income tax expense/benefit versus the income tax expense/benefit computed at the statutory federal income tax rate is primarily attributable to state income taxes, changes in state net operating losses, additional general business credits, changes to the valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.
The Company applies an estimated annual effective tax rate to its year-to-date earnings from operations to derive its tax provision for the quarter. Certain circumstances may arise which make it difficult for the Company to determine a reasonable estimate of its annual effective tax rate for the year. The Company’s projected marginal operating results, which include the gain related to the Commercial Group’s land sales as described in Note H – Commercial Group Land Sales, result in an effective tax rate that changes significantly with small variations in projected income or loss from operations or permanent differences and thus does not provide for a reliable estimate of the estimated annual effective tax rate. Therefore, in computing the Company’s income tax provision for the three and nine months ended October 31, 2012 and 2011, the Company has excluded the gain on the Commercial Group’s land sales from its estimated annual effective tax rate calculation and has recognized the actual income tax expense related to the gain during the nine months ended October 31, 2012 and 2011.
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
The Company reviews its real estate portfolio, including land held for development and sale, for impairment whenever events or changes indicate that its carrying value may not be recoverable. In cases where the Company does not expect to recover its carrying costs, an impairment charge is recorded. The impairments recorded during the three and nine months ended October 31, 2012 and 2011 represent write-downs to estimated fair value due to a change in events, such as a bona fide third-party purchase offer or changes in certain assumptions, including estimated holding periods and current market conditions and the impact of these assumptions to the properties’ estimated future cash flows, which represents Level 3 inputs.
The following table summarizes the Company's impairment of real estate included in continuing operations.

		Three Months Ended October 31,		Nine Months Ended October 31,
		2012	2011	2012	2011
		(in thousands)
Halle Building (Office Building)	Cleveland, Ohio	$30,200	$—	$30,200	$—
Other		—	450	460	2,085
		$30,200	$450	$30,660	$2,085
During the three months ended October 31, 2012, preliminary negotiations with a potential tenant to lease a majority of the Halle Building were discontinued by the Company, as the Company was unwilling to invest the significant amount of capital necessary to execute the proposed lease. As a result, the Company began evaluating several long-term strategies for the building, as it has below average occupancy, has continued to lose tenants in 2012 and requires significant capital investment.  The strategies considered included a near-term disposition of the asset in its current state, investing significant capital to re-tenant the space and hold on a long term basis, or invest additional capital to position the asset for sale, which may increase the sales price.  The Company determined it is not likely to invest any significant additional capital and would pursue the repositioning of the asset for redevelopment through a joint venture or exploration of an outright sale.  The change in strategy during the three months ended October 31, 2012 reduced the long-term hold probability and our estimated probability weighted undiscounted cash flows no longer exceed the carrying value of the asset requiring the Company to adjust the carrying value to its estimated fair value of $10,500,000.  As such, the Company has recorded an impairment charge of $30,200,000 during the three and nine months ended October 31, 2012.
In addition, the Company had impairments related to consolidated real estate assets that were disposed of during the periods presented. The following table summarizes the Company's impairment of real estate included in discontinued operations.

		Three Months Ended October 31,		Nine Months Ended October 31,
		2012	2011	2012	2011
		(in thousands)
Investment in triple net lease retail property	Portage, Michigan	$—	$—	$2,263	$3,435
White Oak Village (Specialty Retail Center)	Richmond, Virginia	—	—	1,566	—
250 Huron (Office Building)	Cleveland, Ohio	—	10,257	—	10,257
Other		164	—	425	—
		$164	$10,257	$4,254	$13,692
In 2008, 250 Huron was vacated by its single tenant, which occupied the entire building. A lease termination payment received by the Company was placed into escrow for the purpose of servicing the nonrecourse mortgage debt until new tenants for the building could be obtained. During 2010, the Company entered into an option to sell the building. Unable to obtain the necessary lender approval for the purchaser to assume the nonrecourse mortgage debt, the option to sell expired in August 2011. Subsequently, the Company received a notice of default from the loan servicer. As a result, the Company no longer intended to hold the property long term and dramatically shortened its estimated holding period. This reduced estimate of future undiscounted cash flows was not sufficient to recover the carrying value of the asset, resulting in an impairment charge of $10,257,000 during the three months ended October 31, 2011.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the non-recurring impairment of real estate (including discontinued operations) for the nine months ended October 31, 2012:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value October 31, 2012	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
Impairment of real estate	$83,193	Indicative Bids	Indicative Bids	N/A (1)
Impairment of real estate	$10,500	Discounted Cash Flow	Discount Rate	10.0%

(1)	These fair value measurements were derived from five bona fide purchase offers from third party prospective buyers, subject to the Company’s corroboration for reasonableness.
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
The following table summarizes the Company's impairments of unconsolidated entities.

		Three Months Ended October 31,		Nine Months Ended October 31,
		2012	2011	2012	2011
		(in thousands)
Village at Gulfstream Park (Specialty Retail Center)	Hallandale Beach, Florida	$—	$34,579	$—	$34,579
Commercial land and development rights	Cleveland, Ohio	—	4,610	—	4,610
Other		—	2,100	390	2,100
		$—	$41,289	$390	$41,289
The impairment recorded during the three months ended October 31, 2011 at Village at Gulfstream Park, a specialty retail center in Hallandale Beach, Florida, represents an other-than-temporary impairment in the Company's equity method investment. During the three months ended October 31, 2011, general economic conditions negatively impacted the operating results at the specialty retail center. The specialty retail center experienced a slower than anticipated lease‑up period and did not reached the expected level of cash flows used in previous estimates of fair value. Based on these conditions, management revised its estimate of future discounted cash flows downward. As a result, the Company's equity method investment was recorded at its estimated fair value as of October 31, 2011, resulting in an impairment charge of $34,579,000 during the three months ended October 31, 2011. During the nine months ended October 31, 2012, the Company disposed of its equity method investment in Village at Gulfstream Park.
Write-Off of Abandoned Development Projects
On a quarterly basis, the Company reviews each project under development to determine whether it is probable the project will be developed. If management determines that the project will not be developed, project costs are written off as an abandoned development project cost. The Company abandons certain projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or third party challenges related to entitlements or public financing. The Company wrote off abandoned development projects of $370,000 and $14,029,000 during the three and nine months ended October 31, 2012, respectively, and $2,686,000 and $7,931,000 during the three and nine months ended October 31, 2011, respectively.

M. Gain on Extinguishment of Debt
For the three and nine months ended October 31, 2012, the Company recorded $8,007,000 and $7,288,000, respectively, as net gain on extinguishment of debt. The amounts for 2012 primarily relate to a gain on extinguishment of nonrecourse mortgage debt of $9,425,000 at Terminal Tower, an office building in Cleveland, Ohio.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Also, during the three months ended October 31, 2012, the Company closed on a transaction involving a defaulted nonrecourse mortgage which had a carrying value of $73,500,000 at July 31, 2012. The nonrecourse mortgage consisted of a promissory note ("A note") that was subject to a subordinated participation ("B note"). During the three months ended October 31, 2012, the B note holder bought out the A note holder's interest and became the sole holder of the entire nonrecourse mortgage. Concurrent with this transaction, the B note holder applied restricted cash, which represented accumulated cash flow swept and retained by the loan servicer, of approximately $12,300,000 to the outstanding principal balance and the Company signed a forbearance agreement that included a further reduction of the outstanding principal balance to $40,000,000. The new lender has agreed to not continue to prosecute the foreclosure proceedings for two years as long as the Company complies with the terms of the forbearance agreement. The forbearance agreement increases the interest rate to 9% per annum and requires a participation payment in the amount equal to 50% of any net proceeds, as defined in the forbearance agreement, in excess of $40,000,000 in the event the Company sells the property during the two-year forbearance period. Under the accounting guidance for troubled debt restructuring, no gain was recorded on the transaction and all amounts paid to the lender for interest, principal or applicable participation fees during the two-year forbearance period will be applied to reduce the carrying value of the liability. Upon the ultimate settlement of the nonrecourse mortgage, a gain will be recognized in an amount equal to the then carrying value of the liability in excess of $40,000,000.
For the three and nine months ended October 31, 2011, the Company recorded $15,101,000 and $9,334,000, respectively, as net gain on extinguishment of debt. The amounts for 2011 include gains of $15,101,000 on extinguishment of nonrecourse mortgage debt at a mixed-use development project located in Las Vegas, Nevada and $5,329,000 related to the early extinguishment of Urban Development Action Grant loans on Avenue at Tower City Center, a specialty retail center located in Cleveland, Ohio. These gains were offset by a non-tax deductible loss of $10,800,000 related to the exchange of a portion of the 2016 Senior Notes for Class A common stock and a loss of $296,000 related to a nonrecourse mortgage debt financing transaction on Johns Hopkins — 855 North Wolfe Street, an office building located in East Baltimore, Maryland.

N. Discontinued Operations and Gain on Disposition of Rental Properties
The following table lists rental properties included in discontinued operations:

Property	Location	Square Feet/ Number of Units/ Rooms	Period Disposed	Three Months Ended 10/31/12	Nine Months Ended 10/31/12	Three Months Ended 10/31/11	Nine Months Ended 10/31/11
Commercial Group:
White Oak Village	Richmond, Virginia	843,000 square feet	Q3-2012	Yes	Yes	Yes	Yes
Quebec Square	Denver, Colorado	739,000 square feet	Q1-2012	—	Yes	Yes	Yes
Ritz-Carlton hotel	Cleveland, Ohio	206 rooms	Q4-2011	—	—	Yes	Yes
250 Huron	Cleveland, Ohio	119,000 square feet	Q4-2011	—	—	Yes	Yes
Waterfront Station – East 4th & West 4th Buildings	Washington, D.C.	631,000 square feet	Q2-2011	—	—	—	Yes
Charleston Marriott hotel	Charleston, West Virginia	352 rooms	Q1-2011	—	—	—	Yes
Five triple net lease properties	Various	284,000 square feet	Various (1)	Yes	Yes	Yes	Yes
Residential Group:
Southfield	Whitemarsh, Maryland	212 units	Q3-2012	Yes	Yes	Yes	Yes

(1)	Includes three triple net lease properties disposed of during Q3-2012 and two triple net lease properties disposed of during Q2-2012.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the operating results related to discontinued operations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(in thousands)
Revenues from real estate operations	$1,710	$8,607	$9,206	$41,708
Expenses
Operating expenses	1,438	5,816	3,602	22,124
Depreciation and amortization	36	1,835	1,725	7,988
Impairment of real estate	164	10,257	4,254	13,692
	1,638	17,908	9,581	43,804

Interest expense	(159)	(1,901)	(2,424)	(7,195)
Amortization of mortgage procurement costs	—	(43)	(166)	(984)
Loss on extinguishment of debt	(192)	—	(192)	—

Interest income	1	3	8	6
Gain on disposition of rental properties	19,299	—	28,178	121,695
Earnings (loss) before income taxes	19,021	(11,242)	25,029	111,426
Income tax expense (benefit)	8,651	(4,382)	10,528	11,951
Earnings (loss) from discontinued operations	10,370	(6,860)	14,501	99,475
Noncontrolling interest
Gain on disposition of rental properties	—	—	965	81,758
Operating earnings (loss) from rental properties	(128)	64	493	2,467
	(128)	64	1,458	84,225
Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc.	$10,498	$(6,924)	$13,043	$15,250
The following table summarizes the pre-tax gain (loss) on disposition of rental properties:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(in thousands)
Southfield (Apartment Community)	$13,445	$—	$13,445	$—
Triple net lease properties	6,568	—	6,568	—
Specialty Retail Centers:
Quebec Square	—	—	8,879	—
White Oak Village	(714)	—	(714)	—
Waterfront Station – East 4th & West 4th Buildings (Office Buildings)	—	—	—	111,738
Charleston Marriott (Hotel)	—	—	—	9,957
	$19,299	$—	$28,178	$121,695
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

		Three Months Ended October 31,		Nine Months Ended October 31,
		2012	2011	2012	2011
		(in thousands)
Village at Gulfstream Park (Specialty Retail Center)	Hallandale Beach, Florida	$—	$—	$14,479	$—
Chagrin Plaza I & II (Office Buildings)	Beachwood, Ohio	—	—	1,628	—
Apartment Communities:
Metropolitan Lofts	Los Angeles, California	—	—	—	9,964
Twin Lake Towers	Denver, Colorado	—	—	—	2,603
		$—	$—	$16,107	$12,567

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

O. Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The Class A Common Units, which are reflected as noncontrolling interests in the Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Class A Common Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with a put or conversion of the 2014 Senior Notes, 2016 Senior Notes, 2018 Senior Notes and Series A preferred stock are included in the computation of diluted EPS using the if-converted method. The loss from continuing operations attributable to Forest City Enterprises, Inc. for the three and nine months ended October 31, 2012 and 2011 was allocated solely to holders of common stock as the participating security holders do not share in the losses.
The reconciliation of the amounts used in the basic and diluted EPS computations is shown in the following table.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Numerators (in thousands)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc.	$(11,576)	$(29,877)	$(35,086)	$3,650
Preferred dividends and inducements of preferred stock conversion	(17,731)	(3,850)	(25,431)	(11,550)
Loss from continuing operations attributable to Forest City Enterprises, Inc. common shareholders—Basic and Diluted	$(29,307)	$(33,727)	$(60,517)	$(7,900)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(1,078)	$(36,801)	$(22,043)	$18,900
Preferred dividends and inducements of preferred stock conversion	(17,731)	(3,850)	(25,431)	(11,550)
Undistributed earnings allocated to participating securities	—	—	—	(486)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders—Basic and Diluted	$(18,809)	$(40,651)	$(47,474)	$6,864
Denominators
Weighted average shares outstanding—Basic and Diluted (1)	170,777,898	169,150,429	169,817,482	167,838,122
Earnings Per Share
Loss from continuing operations attributable to Forest City Enterprises, Inc. common shareholders—Basic and Diluted	$(0.17)	$(0.20)	$(0.36)	$(0.05)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders—Basic and Diluted	$(0.11)	$(0.24)	$(0.28)	$0.04

(1)
Incremental shares from dilutive options, restricted stock, performance shares and convertible securities aggregating 51,666,897 and 52,245,656 for the three and nine months ended October 31, 2012, respectively, and 52,263,216 and 43,670,392 for the three and nine months ended October 31, 2011, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive due to the loss from continuing operations. Weighted-average options, restricted stock and performance shares of 3,751,604 and 4,237,027 for the three and nine months ended October 31, 2012, respectively, and 4,940,041 and 3,998,084 for the three and nine months ended October 31, 2011, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive under the treasury stock method.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

P. Segment Information
The Company operates through three strategic business units and five reportable segments. The three strategic business units/reportable segments are the Commercial Group, Residential Group and Land Development Group (“Real Estate Groups”). The Commercial Group, the Company’s largest strategic business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group develops for-sale condominium projects and also owns interests in entities that develop and manage military family housing. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. On January 31, 2012, the Board of Directors of the Company approved a strategic decision by senior management to reposition or divest significant portions of the Company’s Land Development Group. During the nine months ended October 31, 2012, the Company established and continued to execute on the land divestiture strategy (see Note I – Land Held for Divestiture). The remaining two reportable segments are Corporate Activities and The Nets, a member of the NBA in which the Company accounts for its investment on the equity method of accounting. The following tables summarize financial data for the Company’s five reportable segments. All amounts are presented in thousands.

			October 31, 2012	January 31, 2012
			Identifiable Assets
Commercial Group			$8,117,787	$7,970,069
Residential Group			2,165,183	2,022,135
Land Development Group			267,765	352,248
The Nets			2,082	(3,836)
Corporate Activities			119,934	163,667
			$10,672,751	$10,504,283

	Three Months Ended October 31,		Nine Months Ended October 31,		Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011	2012	2011	2012	2011
	Revenues from Real Estate Operations				Operating Expenses
Commercial Group	$201,689	$176,290	$557,416	$545,758	$106,416	$93,296	$304,414	$282,102
Commercial Group Land Sales	5,950	397	45,999	46,949	1,720	270	5,286	3,009
Residential Group	71,973	67,784	203,258	177,410	49,972	45,972	137,558	121,973
Land Development Group	11,754	8,120	36,394	24,072	12,548	9,668	35,496	29,086
The Nets	—	—	—	—	—	—	—	—
Corporate Activities	—	—	—	—	14,153	12,133	40,507	36,558
	$291,366	$252,591	$843,067	$794,189	$184,809	$161,339	$523,261	$472,728

	Depreciation and Amortization Expense				Interest Expense
Commercial Group	$44,611	$40,008	$124,316	$119,699	$46,716	$39,186	$124,819	$123,269
Residential Group	12,839	13,108	37,868	39,902	5,881	9,796	15,055	24,616
Land Development Group	202	60	448	174	(145)	865	4,081	2,465
The Nets	—	—	—	—	—	—	—	—
Corporate Activities	429	404	1,015	1,113	16,848	15,487	44,685	42,195
	$58,081	$53,580	$163,647	$160,888	$69,300	$65,334	$188,640	$192,545

	Interest and Other Income				Capital Expenditures
Commercial Group	$2,357	$4,052	$12,448	$18,504	$191,349	$159,282	$579,246	$425,779
Residential Group	5,652	4,488	14,964	15,362	52,459	27,532	106,044	121,095
Land Development Group	2,354	2,631	7,224	8,025	—	8	181	358
The Nets	—	—	—	—	—	—	—	—
Corporate Activities	55	120	132	219	245	129	680	299
	$10,418	$11,291	$34,768	$42,110	$244,053	$186,951	$686,151	$547,531
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
Reconciliation of EBDT to Net Earnings (Loss) by Segment:

Three Months Ended October 31, 2012	Commercial Group	Residential Group	Land Development Group	The Nets	Corporate Activities	Total
EBDT	$78,970	$33,914	$367	$(7,477)	$(28,596)	$77,178
Depreciation and amortization – Real Estate Groups	(51,782)	(21,562)	(146)	—	—	(73,490)
Amortization of mortgage procurement costs – Real Estate Groups	(2,586)	(749)	(29)	—	—	(3,364)
Straight-line rent adjustment	3,178	(123)	—	—	—	3,055
Net gain on land held for divestiture activity	—	—	560	—	—	560
Net loss on land held for divestiture activity of unconsolidated entities	—	—	(283)	—	—	(283)
Impairment of real estate	(30,200)	—	—	—	—	(30,200)
Discontinued operations:
Depreciation and amortization – Real Estate Groups	(36)	—	—	—	—	(36)
Straight-line rent adjustment	52	—	—	—	—	52
Gain on disposition of rental properties	5,854	13,445	—	—	—	19,299
Impairment of real estate	(164)	—	—	—	—	(164)
Income tax benefit:
Deferred income taxes	—	—	—	—	3,744	3,744
Current income taxes attributable to above dispositions	—	—	—	—	2,571	2,571
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$3,286	$24,925	$469	$(7,477)	$(22,281)	$(1,078)
Preferred dividends and inducements of preferred stock conversion	—	—	—	—	(17,731)	(17,731)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$3,286	$24,925	$469	$(7,477)	$(40,012)	$(18,809)

Three Months Ended October 31, 2011	Commercial Group	Residential Group	Land Development Group	The Nets	Corporate Activities	Total
EBDT	$73,677	$25,956	$3,131	$(11,283)	$(14,004)	$77,477
Depreciation and amortization – Real Estate Groups	(48,684)	(20,693)	(41)	—	—	(69,418)
Amortization of mortgage procurement costs – Real Estate Groups	(2,961)	(991)	(58)	—	—	(4,010)
Straight-line rent adjustment	2,937	230	—	—	—	3,167
Preference payment	(585)	—	—	—	—	(585)
Gain on disposition of partial interests in rental properties	5,849	—	—	—	—	5,849
Impairment of real estate	—	—	(450)	—	—	(450)
Impairment of unconsolidated real estate	(39,189)	—	(2,100)	—	—	(41,289)
Allowance for projects under development revision (See Note A)	1,400	600	—	—	—	2,000
Discontinued operations:
Depreciation and amortization – Real Estate Groups	(1,718)	(168)	—	—	—	(1,886)
Amortization of mortgage procurement costs – Real Estate Groups	(38)	(4)	—	—	—	(42)
Straight-line rent adjustment	101	—	—	—	—	101
Impairment of real estate	(10,257)	—	—	—	—	(10,257)
Income tax benefit (expense):
Deferred income taxes .	—	—	—	—	2,552	2,552
Current income taxes attributable to above dispositions	—	—	—	—	(10)	(10)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(19,468)	$4,930	$482	$(11,283)	$(11,462)	$(36,801)
Preferred dividends	—	—	—	—	(3,850)	(3,850)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(19,468)	$4,930	$482	$(11,283)	$(15,312)	$(40,651)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Reconciliation of EBDT to Net Earnings (Loss) by Segment (continued):

Nine Months Ended October 31, 2012	Commercial Group	Residential Group	Land Development Group	The Nets	Corporate Activities	Total
EBDT	$232,965	$99,216	$4,731	$(22,707)	$(77,984)	$236,221
Depreciation and amortization – Real Estate Groups	(150,890)	(63,466)	(355)	—	—	(214,711)
Amortization of mortgage procurement costs – Real Estate Groups	(8,780)	(2,311)	(83)	—	—	(11,174)
Straight-line rent adjustment	11,688	(350)	—	—	—	11,338
Net loss on land held for divestiture activity	—	—	(9,405)	—	—	(9,405)
Net loss on land held for divestiture activity of unconsolidated entities	—	—	(42,170)	—	—	(42,170)
Gain on disposition of unconsolidated entities	16,107	—	—	—	—	16,107
Net gain on change in control of interests	4,064	—	—	—	—	4,064
Impairment of real estate	(30,660)	—	—	—	—	(30,660)
Impairment of unconsolidated real estate	—	—	(390)	—	—	(390)
Discontinued operations:
Depreciation and amortization – Real Estate Groups	(1,370)	(355)	—	—	—	(1,725)
Amortization of mortgage procurement costs – Real Estate Groups	(158)	(8)	—	—	—	(166)
Straight-line rent adjustment	379	—	—	—	—	379
Gain on disposition of rental properties	13,768	13,445	—	—	—	27,213
Impairment of real estate	(4,254)	—	—	—	—	(4,254)
Income tax benefit (expense):
Deferred income taxes	—	—	—	—	(19,149)	(19,149)
Current income taxes attributable to above dispositions	—	—	—	—	16,439	16,439
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$82,859	$46,171	$(47,672)	$(22,707)	$(80,694)	$(22,043)
Preferred dividends and inducements of preferred stock conversion	—	—	—	—	(25,431)	(25,431)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$82,859	$46,171	$(47,672)	$(22,707)	$(106,125)	$(47,474)

Nine Months Ended October 31, 2011	Commercial Group	Residential Group	Land Development Group	The Nets	Corporate Activities	Total
EBDT	$266,453	$72,713	$4,023	$(14,969)	$(52,661)	$275,559
Depreciation and amortization – Real Estate Groups	(143,853)	(57,795)	(194)	—	—	(201,842)
Amortization of mortgage procurement costs – Real Estate Groups	(7,610)	(2,709)	(204)	—	—	(10,523)
Straight-line rent adjustment	1,715	355	—	—	—	2,070
Preference payment	(1,756)	—	—	—	—	(1,756)
Gain on disposition of partial interests in rental properties	15,410	—	—	—	—	15,410
Gain on disposition of unconsolidated entities	—	12,567	—	—	—	12,567
Impairment of real estate	—	(235)	(1,850)	—	—	(2,085)
Impairment of unconsolidated real estate	(39,189)	—	(2,100)	—	—	(41,289)
Allowance for projects under development revision (See Note A)	1,400	600	—	—	—	2,000
Discontinued operations:
Depreciation and amortization – Real Estate Groups .	(6,653)	(567)	—	—	—	(7,220)
Amortization of mortgage procurement costs – Real Estate Groups	(564)	(12)	—	—	—	(576)
Straight-line rent adjustment	925	—	—	—	—	925
Gain on disposition of rental properties	39,937	—	—	—	—	39,937
Impairment of real estate	(13,692)	—	—	—	—	(13,692)
Income tax expense:
Deferred income taxes .	—	—	—	—	(8,614)	(8,614)
Current income taxes attributable to above dispositions	—	—	—	—	(41,971)	(41,971)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$112,523	$24,917	$(325)	$(14,969)	$(103,246)	$18,900
Preferred dividends	—	—	—	—	(11,550)	(11,550)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$112,523	$24,917	$(325)	$(14,969)	$(114,796)	$7,350

Q. Capital Stock
On October 16, 2012, the Company entered into separate, privately negotiated exchange agreements with certain holders of its Series A Cumulative Perpetual Convertible Preferred Stock to exchange such Series A preferred stock for shares of the Company's Class A common stock. Under the terms of the agreements, holders exchanged $133,723,550 in aggregate amount of liquidation preference consisting of 2,674,471 shares, of Series A preferred stock, for 8,844,204 shares of the Company's Class A common stock. The amount of common shares issued was equivalent to the initial conversion price of $15.12 per share of Class A common stock. In order to induce the holders to make the exchange, the Company made a cash payment of $13,881,000 to the holders for additional exchange consideration, including dividends that would have been payable on December 17, 2012 and March 15, 2013. Under the accounting guidance for induced conversions of convertible preferred stock, the cash inducement payment was recorded as a reduction to retained earnings.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The Company declared and paid Series A preferred stock dividends of $3,850,000 and $11,550,000 during both the three and nine months ended October 31, 2012 and 2011, respectively. Undeclared Series A preferred stock dividends were $755,000 at October 31, 2012. Effective November 1, 2012, the Company’s Board of Directors declared cash dividends on the remaining outstanding shares of Series A preferred stock of $1,510,000 for the period from September 15, 2012 to December 14, 2012 to shareholders of record at the close of business on December 1, 2012, which will be paid on December 17, 2012.

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

RESULTS OF OPERATIONS
Corporate Description
We principally engage in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. We operate through three strategic business units and five reportable segments. The Commercial Group, our largest strategic business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group develops for-sale condominium projects and also owns interests in entities that develop and manage military family housing. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. On January 31, 2012, our Board of Directors approved a strategic decision by senior management to reposition or divest significant portions of our Land Development Group. During the nine months ended October 31, 2012, we established and continued to execute on our land divestiture strategy. See further discussion under “Land Held for Divestiture Activities” in this section.
Corporate Activities and The Nets, a member of the National Basketball Association (“NBA”) in which we account for our investment on the equity method of accounting, are other reportable segments of ours.
We have approximately $10.7 billion of consolidated assets in 27 states and the District of Columbia at October 31, 2012. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, New York, Philadelphia, the Greater San Francisco metropolitan area and the Greater Washington D.C. metropolitan area. We have offices in Albuquerque, Boston, Chicago, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
While certain of our assets, primarily in the New York metropolitan area, Boston and other Midwest markets, sustained varying levels of storm damage as a result of Hurricane Sandy, we do not expect any of the damage to have a material effect on our future operations or cash flows.
Significant milestones occurring during the third quarter of 2012 include:

•
The opening of Barclays Center, a state-of-the-art arena located in Brooklyn, New York and the anchor of our Atlantic Yards mixed-use project. This 670,000 square foot world-class arena is the home to Brooklyn Nets basketball, future home of the New York Islanders and will host more than 200 cultural and sporting events annually. The site also includes a new Atlantic Avenue-Barclays Center subway entrance and the arena is designed to meet LEED guidelines;

•
The privately negotiated exchange of $133,724,000 aggregate amount of liquidation preference consisting of 2,674,471 shares of our Series A Cumulative Perpetual Convertible preferred stock for 8,844,204 shares of our Class A common stock and a cash payment of $13,881,000 for additional exchange consideration;

•
Closing a two-year extension, with an additional one-year option, of the previous $497,000,000 nonrecourse construction mortgage secured by Westchester’s Ridge Hill, a mixed-use retail project located in Yonkers, New York. As a result of the extension, we are required to make principal paydowns aggregating $32,000,000 over the next ten months, resulting in a $465,000,000 nonrecourse construction mortgage financing on the project. This extension provides us additional time to complete lease-up, stabilize the project and position the asset for permanent financing;

•	The sale of White Oak Village, a specialty retail center in Richmond, Virginia, for a sales price of $68,000,000, which generated net cash proceeds of approximately $13,000,000;

•	The sale of Southfield, an apartment community in Whitemarsh, Maryland, for a sales price of $32,650,000, which generated net cash proceeds of approximately $16,900,000;

•	The opening of Botanica Eastbridge, a 118 unit apartment community located at our Stapleton project in Denver, Colorado;

•
Commencing construction on two projects located at The Yards, our mixed-use project in the Capital Riverfront District of Washington D.C. The first is Twelve12, a mixed-use project with 218 apartments above street level retail, including a grocery store and fitness center. Our second new start is Lumber Shed, a 32,000 square-foot, mixed-use project with street-level restaurants featuring outdoor seating to take advantage of its location along the Anacostia River:

•	Commencing construction of Stratford Avenue, a 128 unit apartment community in Fairfield, Connecticut; and

•	Commencing construction of 120 Kingston, a 240 unit apartment community within the Chinatown district of downtown Boston, Massachusetts.
In addition, subsequent to October 31, 2012, we achieved the following significant milestones:

•
The announcement of Kenneth J. Bacon, co-founder of RailField Partners and presiding director of the board for Comcast Corporation, as a new Class B member of our board of directors, which was effective December 3, 2012; and

•
Addressing $70,598,000 of the remaining $180,643,000 of nonrecourse mortgage debt financings that would have matured during the year ending January 31, 2013, through closed transactions, commitments and/or automatic extensions.

Net Earnings (Loss) Attributable to Forest City Enterprises, Inc. – Net loss attributable to Forest City Enterprises, Inc. for the three months ended October 31, 2012 was $1,078,000 versus $36,801,000 for the three months ended October 31, 2011. Although we have substantial recurring revenue sources from our properties, we also enter into significant transactions, which create substantial variances in net earnings (loss) between periods. This variance to the prior year period is primarily attributable to the following increases, which are net of noncontrolling interest:

•	$21,632,000 related to a 2012 decrease in impairment charges of consolidated (including discontinued operations) and unconsolidated entities;

•	$19,299,000 related to the 2012 gains on disposition of rental properties;

•
$4,092,000 related to the change in fair market value of certain derivatives between the comparable periods, which was marked to market through interest expense as a result of the derivatives not qualifying for hedge accounting;

•	$3,806,000 related to a 2012 decrease in allocated losses from our equity investment in The Nets; and

•	$2,285,000 of decreased write-offs of abandoned development projects in 2012 compared with 2011.
These increases were partially offset by the following decreases, net of noncontrolling interest:

•	$7,235,000 related to decreased gains on extinguishment of debt in 2012 compared with 2011;

•	$5,849,000 related to the 2011 gain on disposition of partial interest in rental properties; and

•
$6,559,000 due to increased income tax expense attributable to both continuing and discontinued operations primarily related to the fluctuations in pre-tax earnings, including gains in discontinued operations. These fluctuations are primarily related to the various transactions discussed herein.

Net loss attributable to Forest City Enterprises, Inc. for the nine months ended October 31, 2012 was $22,043,000 versus net earnings of $18,900,000 for the nine months ended October 31, 2011. This variance to the prior year period is primarily attributable to the following decreases, which are net of noncontrolling interest:

•	$51,575,000 related to the net loss on land held for divestiture activities for fully consolidated land projects and land projects accounted for under the equity method of accounting;

•	$42,622,000 related to the 2011 sale of an approximate 6 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio;

•	$15,410,000 due to the 2011 gain on disposition of partial interests in rental properties;

•	$12,724,000 related to 2011 gains on disposition of rental properties exceeding 2012 gains;

•	$8,072,000 related to a decrease in income recognized on the sale of state and federal Historic Preservation Tax Credits and New Market Tax Credits in 2012 compared with 2011;

•	$7,738,000 related to a 2012 increase in allocated losses from our equity investment in The Nets; and

•	$5,823,000 of increased write-offs of abandoned development projects in 2012 compared with 2011.
These decreases were partially offset by the following increases, net of noncontrolling interest:

•	$36,484,000 related to the 2012 sale of an approximate 10 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio;

•	$21,762,000 related to a 2012 decrease in impairment charges of consolidated (including discontinued operations) and unconsolidated entities;

•
$11,106,000 related to the change in fair market value of certain derivatives between the comparable periods, which was marked to market through interest expense as a result of the derivatives not qualifying for hedge accounting;

•	$6,033,000 primarily related to higher land sales at our Stapleton project in Denver, Colorado in 2012 compared with 2011;

•
$4,064,000 related to the net gain on change in control of interests related to the acquisition of our partners' interests in certain equity method investments during the three months ended July 31, 2012. The gain represents the adjustment to fair value of all of the assets and liabilities of the entities including the noncontrolling interests of the remaining partner;

•	$3,540,000 related to 2012 gains on disposition of our unconsolidated investments exceeding 2011 gains; and

•
$18,969,000 due to decreased income tax expense attributable to both continuing and discontinued operations primarily related to the fluctuations in pre-tax earnings, including gains in discontinued operations. These fluctuations are primarily related to the various transactions discussed herein.

Net Operating Income
We define Net Operating Income (“NOI”) as revenues (excluding straight-line rent adjustments) less operating expenses (including depreciation and amortization and amortization of mortgage procurement costs for non-real estate groups) plus interest income plus equity in earnings (loss) of unconsolidated entities (excluding gain on disposition and impairment of unconsolidated entities) plus interest expense, gain (loss) on early extinguishment of debt, depreciation and amortization of unconsolidated entities. We believe NOI provides us, as well as our investors, additional information about our core business operations and, along with earnings, is necessary to understand our business and operating results. A reconciliation between NOI and Net Earnings (Loss), the most comparable financial measure calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”), is presented below. Although NOI is not presented in accordance with GAAP, investors can use this non-GAAP measure as supplementary information to evaluate our business. NOI is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, our GAAP measures.
Reconciliation of Net Operating Income (non-GAAP) to Net Earnings (Loss) (GAAP) (in thousands):

	Nine Months Ended October 31, 2012		Nine Months Ended October 31, 2011
Revenues from real estate operations		$843,067		$794,189
Exclude straight-line rent adjustment		(13,145)		(5,465)
Adjusted revenues		829,922		788,724
Add interest and other income		34,768		42,110
Add equity in earnings (loss) of unconsolidated entities, including impairment	$(17,933)		$(17,637)
Exclude net loss on land held for divestiture of unconsolidated entities	42,170		—
Exclude gain on disposition of unconsolidated entities	(16,107)		(12,567)
Exclude impairment of unconsolidated real estate	390		41,289
Exclude depreciation and amortization of unconsolidated entities	60,415		49,881
Exclude interest expense of unconsolidated entities	76,230		74,501
Exclude loss on extinguishment of debt of unconsolidated entities	1,313		480
Total NOI from unconsolidated entities	$146,478	146,478	$135,947	135,947
Total adjusted revenues and NOI from unconsolidated entities		1,011,168		966,781
Operating expenses		523,261		472,728
Add back non-Real Estate depreciation and amortization		2,233		2,400
Exclude straight-line rent adjustment		(1,807)		(3,395)
Exclude preference payment		—		(1,756)
Adjusted operating expenses		523,687		469,977
Net operating income		487,481		496,804
Interest expense		(188,640)		(192,545)
Gain on extinguishment of debt		7,288		9,334
Net loss on land held for divestiture activity		(5,651)		—
Total NOI of unconsolidated entities		(146,478)		(135,947)
Net gain on disposition of rental properties and partial interests in rental properties		—		15,410
Impairment of consolidated real estate		(30,660)		(2,085)
Depreciation and amortization—Real Estate Groups		(161,414)		(158,488)
Amortization of mortgage procurement costs—Real Estate Groups		(9,054)		(8,791)
Straight-line rent adjustment		11,338		2,070
Preference payment		—		(1,756)
Earnings (loss) before income taxes		(35,790)		24,006
Income tax benefit (expense)		16,698		(848)
Net gain on change in control of interests		6,766		—

Equity in earnings (loss) of unconsolidated entities, including impairment		24,237		(17,637)
Net loss on land held for divestiture activity of unconsolidated entities		(42,170)		—
		(17,933)		(17,637)
Earnings (loss) from continuing operations		(30,259)		5,521
Discontinued operations, net of tax		14,501		99,475
Net earnings (loss)		(15,758)		104,996
Noncontrolling interests
Earnings from continuing operations attributable to noncontrolling interests		(4,827)		(1,871)
Earnings from discontinued operations attributable to noncontrolling interests		(1,458)		(84,225)
Noncontrolling interests		(6,285)		(86,096)
Net earnings (loss) attributable to Forest City Enterprises, Inc.		$(22,043)		$18,900
Preferred dividends and inducements of preferred stock conversion		(25,431)		(11,550)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders		$(47,474)		$7,350

Net Operating Income by Product Type
Full Consolidation (dollars in thousands)

Nine Months Ended October 31, 2012	Nine Months Ended October 31, 2011

NOI by Product Type	$547,430	NOI by Product Type	$516,159
Casino Land Sale	36,484	Casino Land Sale	42,622
Arena	(9,231)	Arena	(6,561)
The Nets	(22,707)	The Nets	(14,969)
Corporate Activities	(41,390)	Corporate Activities	(37,452)
Other (2)	(23,105)	Other (2)	(2,995)
Grand Total NOI	$487,481	Grand Total NOI	$496,804

(1) Includes limited-distribution subsidized senior housing.
(2) Includes write-offs of abandoned development projects and unallocated management and service company overhead, net of tax credit income.

EBDT and FFO
We believe that Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) and Funds From Operations ("FFO"), along with net earnings, provides additional information about our core operations. While property dispositions, acquisitions or other factors can affect net earnings in the short-term, we believe EBDT and FFO present a more consistent view of the overall financial performance of our business from period-to-period. EBDT has been used by the chief operating decision maker and management to assess performance and resource allocations by strategic business unit and on a consolidated basis. EBDT is similar, but not identical, to FFO (as defined below), a measure of performance used by publicly traded Real Estate Investment Trusts (“REITs”).
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
The majority of our peers in the publicly traded real estate industry are REITs and report operations using FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”). Although we are not a REIT, we feel it is important to publish this measure to allow for easier comparison of our performance to our peers. The major difference between us and our REIT peers is that we are a taxable entity and any taxable income we generate could result in payment of federal or state income taxes. Our REIT peers typically are not subject to federal or state income taxes, but must pay out a portion of their taxable income to shareholders. Due to our effective tax management policies, we have not historically been a significant payer of income taxes. This has allowed us to retain our internally generated cash flows but has also resulted in large expenses for deferred taxes as required by GAAP. The treatment of deferred taxes is the single biggest difference between EBDT and FFO. We intend to continue to report both EBDT and FFO during the fiscal year ending January 31, 2013. Effective February 1, 2013, we will only report FFO to be more comparable to our industry peers.
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

	Three Months Ended October 31, 2012		Three Months Ended October 31, 2011		Nine Months Ended October 31, 2012		Nine Months Ended October 31, 2011
	FFO	EBDT	FFO	EBDT	FFO	EBDT	FFO	EBDT
	(in thousands)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(1,078)	$(1,078)	$(36,801)	$(36,801)	$(22,043)	$(22,043)	$18,900	$18,900
Depreciation and Amortization—Real Estate Groups(1)	73,526	73,526	71,304	71,304	216,436	216,436	209,062	209,062
Impairment of depreciable rental properties	30,364	30,364	49,446	49,446	35,304	35,304	53,116	53,116
Gain on disposition of rental properties and partial interests in rental properties	(19,299)	(19,299)	(5,849)	(5,849)	(43,320)	(43,320)	(67,914)	(67,914)
Income tax expense (benefit) adjustments — current and deferred(2)
Gain on disposition of rental properties and partial interests in rental properties	7,893	7,893	2,275	2,275	17,174	17,174	26,339	26,339
Impairment of depreciable rental properties	(11,776)	(11,776)	(19,177)	(19,177)	(13,692)	(13,692)	(20,600)	(20,600)
Straight-line rent adjustments	—	(3,107)	—	(3,268)	—	(11,717)	—	(2,995)
Net gain on change in control of interests	—	—	—	—	—	(4,064)	—	—
Net (gain) loss on land held for divestiture activity	—	(277)	—	—	—	51,575	—	—
Impairment of Land Group projects	—	—	—	2,550	—	—	—	3,950
Amortization of mortgage procurement costs—Real Estate Groups	—	3,364	—	4,052	—	11,340	—	11,099
Preference payment	—	—	—	585	—	—	—	1,756
Allowance for projects under development revision	—	—	—	(2,000)	—	—	—	(2,000)
Income tax expense (benefit) adjustments — current and deferred(2)
Deferred income tax expense (benefit) on operating earnings	—	(2,547)	—	15,349	—	17,655	—	46,378
Impairment of Land Group projects	—	—	—	(989)	—	—	—	(1,532)
Net gain (loss) on land held for divestiture activity	—	115	—	—	—	(20,003)	—	—
Net gain on change in control of interests	—	—	—	—	—	1,576	—	—
FFO/EBDT	$79,630	$77,178	$61,198	$77,477	$189,859	$236,221	$218,903	$275,559

	Three Months Ended October 31, 2012		Three Months Ended October 31, 2011		Nine Months Ended October 31, 2012		Nine Months Ended October 31, 2011
	FFO	EBDT	FFO	EBDT	FFO	EBDT	FFO	EBDT
FFO/EBDT Per Share - Diluted
Numerator (in thousands):
FFO/EBDT	$79,630	$77,178	$61,198	$77,477	$189,859	$236,221	$218,903	$275,559
If-Converted Method (adjustments for interest, net of tax):
3.625% Puttable Senior Notes due 2014	1,110	1,110	1,110	1,110	3,329	3,329	3,329	3,329
5.00% Convertible Senior Notes due 2016	382	382	382	382	1,148	1,148	1,485	1,485
4.25% Convertible Senior Notes due 2018	2,277	2,277	2,277	2,277	6,830	6,830	2,605	2,605
FFO/EBDT for per share data	$83,399	$80,947	$64,967	$81,246	$201,166	$247,528	$226,322	$282,978
Denominator
Weighted average shares outstanding—Basic	170,777,898	170,777,898	169,150,429	169,150,429	169,817,482	169,817,482	167,838,122	167,838,122
Effect of stock options, restricted stock and performance shares	1,220,010	1,220,010	566,701	566,701	965,683	965,683	880,004	880,004
Effect of convertible preferred stock	13,300,629	13,300,629	14,550,257	14,550,257	14,133,715	14,133,715	14,550,257	14,550,257
Effect of convertible debt	33,499,503	33,499,503	33,499,503	33,499,503	33,499,503	33,499,503	24,593,376	24,593,376
Effect of convertible Class A Common Units	3,646,755	3,646,755	3,646,755	3,646,755	3,646,755	3,646,755	3,646,755	3,646,755
Weighted average shares outstanding - Diluted	222,444,795	222,444,795	221,413,645	221,413,645	222,063,138	222,063,138	211,508,514	211,508,514
FFO/EBDT Per Share	$0.37	$0.36	$0.29	$0.37	$0.91	$1.11	$1.07	$1.34

EBDT and FFO (continued)
(1) The following table provides detail of depreciation and amortization.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(in thousands)
Full Consolidation	$58,081	$53,580	$163,647	$160,888
Non-Real Estate	(1,037)	(1,012)	(2,233)	(2,400)
Real Estate Groups Full Consolidation	57,044	52,568	161,414	158,488
Real Estate Groups related to noncontrolling interest	(2,699)	(1,174)	(4,695)	(4,370)
Real Estate Groups Unconsolidated	19,145	18,024	57,992	47,724
Real Estate Groups Discontinued Operations	36	1,886	1,725	7,220
Real Estate Groups Pro-Rata Consolidation	$73,526	$71,304	$216,436	$209,062
(2) The following table provides detail of Income Tax Expense (Benefit):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(in thousands)
Current taxes
Operating earnings	$(3,575)	$(13,357)	$(8,941)	$(37,501)
Gain on disposition of rental properties and partial interests in rental properties	(565)	10	(21,732)	39,179
Net gain (loss) on land held for divestiture activity	(17,967)	—	(16,299)	—
Subtotal	(22,107)	(13,347)	(46,972)	1,678
Discontinued operations
Operating earnings	7	(543)	61	(285)
Gain on disposition of rental properties and partial interests in rental properties	15,961	—	21,592	2,792
Subtotal	15,968	(543)	21,653	2,507
Total Current taxes	(6,139)	(13,890)	(25,319)	4,185
Deferred taxes
Operating earnings	(2,545)	15,210	17,478	45,721
Gain on disposition of rental properties and partial interests in rental properties	(252)	2,265	26,966	(29,729)
Impairment of depreciable rental properties	(11,712)	(15,199)	(12,042)	(15,290)
Impairment of Land Group projects	—	(989)	—	(1,532)
Net gain (loss) on land held for divestiture activity	18,082	—	(3,704)	—
Net gain on change in control of interests	—	—	1,576	—
Subtotal	3,573	1,287	30,274	(830)
Discontinued operations
Operating earnings	(2)	139	177	657
Gain on disposition of rental properties and partial interests in rental properties	(7,251)	—	(9,652)	14,097
Impairment of real estate	(64)	(3,978)	(1,650)	(5,310)
Subtotal	(7,317)	(3,839)	(11,125)	9,444
Total Deferred taxes	(3,744)	(2,552)	19,149	8,614
Grand Total	$(9,883)	$(16,442)	$(6,170)	$12,799

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, operating expenses, interest expense, and equity in earnings (loss) of unconsolidated entities by segment. See discussion of these amounts by segment in the narratives following the tables.

	Three Months Ended October 31,			Nine Months Ended October 31,
	2012	2011	Variance	2012	2011	Variance
	(in thousands)
Revenues from Real Estate Operations
Commercial Group	$201,689	$176,290	$25,399	$557,416	$545,758	$11,658
Commercial Group Land Sales	5,950	397	5,553	45,999	46,949	(950)
Residential Group	71,973	67,784	4,189	203,258	177,410	25,848
Land Development Group	11,754	8,120	3,634	36,394	24,072	12,322
The Nets	—	—	—	—	—	—
Corporate Activities	—	—	—	—	—	—
Total Revenues from Real Estate Operations	$291,366	$252,591	$38,775	$843,067	$794,189	$48,878
Operating Expenses
Commercial Group	$106,416	$93,296	$13,120	$304,414	$282,102	$22,312
Cost of Commercial Group Land Sales	1,720	270	1,450	5,286	3,009	2,277
Residential Group	49,972	45,972	4,000	137,558	121,973	15,585
Land Development Group	12,548	9,668	2,880	35,496	29,086	6,410
The Nets	—	—	—	—	—	—
Corporate Activities	14,153	12,133	2,020	40,507	36,558	3,949
Total Operating Expenses	$184,809	$161,339	$23,470	$523,261	$472,728	$50,533
Interest Expense
Commercial Group	$46,716	$39,186	$7,530	$124,819	$123,269	$1,550
Residential Group	5,881	9,796	(3,915)	15,055	24,616	(9,561)
Land Development Group	(145)	865	(1,010)	4,081	2,465	1,616
The Nets	—	—	—	—	—	—
Corporate Activities	16,848	15,487	1,361	44,685	42,195	2,490
Total Interest Expense	$69,300	$65,334	$3,966	$188,640	$192,545	$(3,905)
Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$8,588	$6,894	$1,694	$21,059	$13,661	$7,398
Gain on disposition of Commercial Group unconsolidated entities	—	—	—	16,107	—	16,107
Residential Group	3,898	2,583	1,315	8,148	8,662	(514)
Gain on disposition of Residential Group unconsolidated entities	—	—	—	—	12,567	(12,567)
Land Development Group	(820)	3,079	(3,899)	2,020	3,731	(1,711)
The Nets	(7,477)	(11,283)	3,806	(22,707)	(14,969)	(7,738)
Corporate Activities	—	—	—	—	—	—
Total Equity in Earnings (Loss) of Unconsolidated Entities	$4,189	$1,273	$2,916	$24,627	$23,652	$975

Commercial Group
Revenues from real estate operations—Revenues from real estate operations for the Commercial Group, including the group’s land sales, increased by $30,952,000, or 17.5%, for the three months ended October 31, 2012 compared with the same period in the prior year. The variance to the prior year is primarily attributable to the following increases:

•	$21,461,000 related to new property openings as noted in the table below;

•	$5,553,000 related to increases in commercial outlot land sales primarily at Shops at Wiregrass in Tampa, Florida and Orchard Town Center in Westminster, Colorado; and

•
$1,559,000 primarily related to increased occupancy at Two MetroTech Center, an office building in Brooklyn, New York, Johns Hopkins — 855 North Wolfe Street, an office building in East Baltimore, Maryland, and Victoria Gardens, a regional mall in Rancho Cucamonga, California.

These increases were partially offset by the following decreases:

•
$1,929,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in October 2011 with an outside partner at the Mall at Stonecrest in Atlanta, Georgia; and

•	$1,633,000 related to decreased occupancy at Ten MetroTech Center, an office building in Brooklyn, New York.

Revenues from real estate operations for the Commercial Group, including the group’s land sales, increased by $10,708,000, or 1.8%, for the nine months ended October 31, 2012 compared with the same period in the prior year. The variance to the prior year is primarily attributable to the following increases:

•	$40,000,000 related to the 2012 sale of an approximate 10 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio;

•	$29,746,000 related to new property openings as noted in the table below;

•	$6,671,000 primarily related to increased occupancy at Two MetroTech Center, Johns Hopkins – 855 North Wolfe Street and Victoria Gardens;

•
$4,050,000 related to increases in commercial outlot land sales primarily at Shops at Wiregrass and Orchard Town Center, which were partially offset by decreases at Northfield at Stapleton in Denver, Colorado;

•	$3,927,000 related to increased revenues on a lease of 303,000 square feet of space in the Higbee Building in Cleveland, Ohio for a new casino;

•	$2,422,000 related to increased occupancy and increased food and beverage revenue at Sheraton Station Square, a hotel in Pittsburgh, Pennsylvania; and

•	$2,229,000 related to development fee income at Georgia Multi-Modal Passenger Terminal, a fee-based project in Atlanta, Georgia.
These increases were partially offset by the following decreases:

•	$45,000,000 related to the 2011 sale of an approximate 6 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio;

•
$17,508,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in March 2011 with an outside partner in 15 retail properties in the New York City metropolitan area;

•
$9,782,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in October 2011 with an outside partner at the Mall at Stonecrest;

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

•	$3,483,000 related to decreased occupancy at Ten MetroTech Center.
Operating and Interest Expenses—Operating expenses increased by $14,570,000, or 15.6%, for the three months ended October 31, 2012 compared with the same period in the prior year. The variance to the prior year is primarily attributable to the following increases:

•	$13,713,000 related to new property openings as noted in the table below; and

•	$1,450,000 related to increases in commercial outlot land sales primarily at Shops at Wiregrass and Orchard Town Center.
These increases were partially offset by the following decrease:

•	$970,000 related to change from full consolidation method of accounting to equity method upon the formation of a new joint venture in October 2011 with an outside partner at the Mall at Stonecrest.
Operating expenses increased by $24,589,000, or 8.6%, for the nine months ended October 31, 2012 compared with the same period in the prior year. The variance to the prior year is primarily attributable to the following increases:

•	$26,197,000 related to new property openings as noted in the table below;

•	$7,809,000 related to increased write-offs of abandoned development projects in 2012 compared with 2011;

•	$3,516,000 related to the 2012 sale of an approximate 10 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio; and

•	$1,139,000 related to increases in commercial outlot land sales primarily at Shops at Wiregrass and Orchard Town Center, which were partially offset by decreases at Northfield at Stapleton.

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

•
$3,863,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in October 2011 with an outside partner at the Mall at Stonecrest; and

•	$2,378,000 related to the 2011 sale of an approximate 6 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio.
Interest expense for the Commercial Group increased by $7,530,000, or 19.2%, for the three months ended October 31, 2012 compared with the same period in the prior year. This increase is primarily attributable to the opening of new properties, as noted in the table below. Interest expense for the Commercial Group increased by $1,550,000, or 1.3%, for the nine months ended October 31, 2012 compared with the same period in the prior year. This increase is primarily attributable to the opening of new properties, as noted in the table below, partially offset by the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with outside partners in 15 retail properties in the New York City metropolitan area in 2011 and the Mall at Stonecrest in 2011.
The following table presents the increases in revenues and operating expenses for newly-opened properties for the three and nine months ended October 31, 2012 compared with the same period in the prior year:

				Three Months Ended			Nine Months Ended
				October 31, 2012 vs. 2011			October 31, 2012 vs. 2011
Newly-Opened Properties	Location	Quarter-Year Opened	Square feet	Revenues from Real Estate Operations	Operating Expenses	Interest Expense	Revenues from Real Estate Operations	Operating Expenses	Interest Expenses
				(in thousands)
Barclays Center (Arena)	Brooklyn, New York	Q3-2012	670,000	$16,210	$12,767	$3,762	$16,210	$18,226	$1,369
Westchester's Ridge Hill (retail center)	Yonkers, New York	Q2-2011/12	1,336,000	5,251	946	5,088	13,536	7,971	12,640
Total				$21,461	$13,713	$8,850	$29,746	$26,197	$14,009
Comparable occupancy for the Commercial Group is 91.6% and 90.4% for retail and office, respectively, as of October 31, 2012 compared with 91.9% and 90.6%, respectively, as of October 31, 2011. Retail and office occupancy as of October 31, 2012 and 2011 is based on square feet leased at the end of the fiscal quarter. Comparable occupancy relates to properties opened and operated in both the nine months ended October 31, 2012 and 2011.
As of October 31, 2012, the average contractual rent per square feet expiring for retail and office leases is $35.40 and $35.32, respectively. Square feet of expiring leases and average contractual rent per square feet are operating statistics that represent 100% of the square footage and contractual rental income per square foot from expiring leases.
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

Regional Malls
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per Square Foot (1)(2)	Prior Rent Per Square Foot (1)(2)	Cash Basis % Change over Prior Rent
4th Quarter 2011	59	149,030	$60.95	$55.35	10.1%
1st Quarter 2012	38	88,993	$58.67	$53.37	9.9%
2nd Quarter 2012	28	81,774	$53.36	$48.96	9.0%
3rd Quarter 2012	37	128,204	$43.67	$38.48	13.5%
Total	162	448,001	$54.18	$48.95	10.7%

Specialty Retail Centers
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per Square Foot (1)(2)	Prior Rent Per Square Foot (1)(2)	Cash Basis % Change over Prior Rent
4th Quarter 2011	9	83,671	$31.12	$27.86	11.7%
1st Quarter 2012	7	29,117	$41.95	$41.56	0.9%
2nd Quarter 2012	8	35,234	$21.40	$21.77	(1.7)%
3rd Quarter 2012	5	37,129	$28.38	$28.70	(1.1)%
Total	29	185,151	$30.42	$29.03	4.8%
Office Buildings
The following table represents all new leases compared with terms of all expired leases in our office portfolio over the past 12 months.

Office Buildings
Quarter	Number of Leases Signed	Number of Leases Expired	GLA Signed	GLA Expired	Contractual Rent Per Square Foot (2)	Expiring Rent Per Square Foot (2)	Cash Basis % Change over Prior Rent
4th Quarter 2011	46	33	703,488	683,121	$30.13	$27.86	8.1%
1st Quarter 2012	38	28	340,382	239,112	$27.40	$28.01	(2.2)%
2nd Quarter 2012	28	20	132,835	96,046	$20.13	$18.66	7.9%
3rd Quarter 2012	30	35	195,197	195,523	$38.45	$38.83	(1.0)%
Total	142	116	1,371,902	1,213,802	$29.68	$28.93	2.6%

Office Buildings by Product in Core and Non-Core Markets
	Number of Leases Signed	Number of Leases Expired	GLA Signed	GLA Expired	Contractual Rent Per Square Foot (2)	Expiring Rent Per Square Foot (2)	Cash Basis % Change over Prior Rent
Products:
Life Science Office	26	16	333,007	310,565	$48.31	$47.93	0.8%
Other Office	58	45	361,534	212,730	$29.88	$31.91	(6.4)%
Total Office in Core Markets	84	61	694,541	523,295	$38.72	$41.42	(6.5)%
Office in Non-Core Markets	58	55	677,361	690,507	$20.39	$19.47	4.7%
Total	142	116	1,371,902	1,213,802	$29.68	$28.93	2.6%

(1)	Retail contractual rent per square foot includes base rent and fixed additional charges for marketing/promotional charges and common area maintenance.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Retail	0.5%	(1.5)%	1.9%	1.1%
Office (1)	0.6%	(7.6)%	3.0%	(3.1)%

(1)
The decline in office comparable NOI percentage in 2011 was primarily driven by decreased occupancy at two Brooklyn office properties. These properties are in the process of releasing the vacated space. The improvement in the office comparable NOI percentage in 2012 is primarily driven by our Life Science office buildings.

Residential Group
Revenues from real estate operations—Included in revenues from real estate operations is fee income related to the development and construction management related to our military housing projects. Military housing fee income and related operating expenses may vary significantly from period to period based on the timing of development and construction activity at each applicable project. Revenues from real estate operations for the Residential Group increased by $4,189,000, or 6.2%, during the three months ended October 31, 2012 compared with the same period in the prior year. The variance is primarily attributable to the following increases:

•	$4,564,000 related to third party management fees and other income; and

•	$1,533,000 related to new property openings as noted in the table below.
These increases were partially offset by the following decrease:

•	$2,494,000 related to military housing fee income from the management and development of units in our military housing portfolio.
Revenues from real estate operations for the Residential Group increased by $25,848,000, or 14.6%, during the nine months ended October 31, 2012 compared with the same period in the prior year. The variance is primarily attributable to the following increases:

•	$11,929,000 related to third party management fees and other income;

•	$7,045,000 related to military housing fee income from the management and development of units in our military housing portfolio;

•
$4,946,000 primarily related to increased occupancy at Presidio Landmark, an apartment community in San Francisco, California, and Forest Trace, a supported-living apartment community in Lauderhill, Florida; and

•	$3,352,000 related to new property openings as noted in the table below.
These increases were partially offset by the following decrease:

•
$4,705,000 related to the change from full consolidation to equity method of accounting for DKLB BKLN and 8 Spruce Street, apartment communities in Brooklyn and Manhattan, New York, respectively, as a result of the recapitalization of these entities in July 2011.

Operating and Interest Expenses—Operating expenses for the Residential Group increased by $4,000,000, or 8.7%, during the three months ended October 31, 2012 compared with the same period in the prior year. This variance is primarily attributable to the following increase:

•	$4,560,000 related to expenditures associated with third party management and consulting fee arrangements.
This increase were partially offset by the following decrease:

•	$2,074,000 related to decreased write-offs of abandoned development projects in 2012 compared with 2011.
Operating expenses for the Residential Group increased by $15,585,000, or 12.8%, during the nine months ended October 31, 2012 compared with the same period in the prior year. This variance is primarily attributable to the following increases:

•	$10,392,000 related to expenditures associated with third party management and consulting fee arrangements;

•	$4,204,000 related to management expenditures associated with military housing fee revenues; and

•	$1,809,000 related to new property openings as noted in the table below.
These increases were partially offset by the following decreases:

•	$4,790,000 related to the change from full consolidation to equity method of accounting for DKLB BKLN and 8 Spruce Street; and

•	$2,017,000 related to decreased write-offs of abandoned development projects in 2012 compared with 2011.
Interest expense for the Residential Group decreased by $3,915,000, or 40.0%, during the three months ended October 31, 2012 and by $9,561,000, or 38.8%, during the nine months ended October 31, 2012 compared with the same periods in the prior year. The decreases are primarily a result of mark-to-market adjustments on non-designated interest rate swaps.
The following table presents the increases in revenues and operating expenses for newly-opened properties for the three and nine months ended October 31, 2012 compared with the same period in the prior year:

				Three Months Ended		Nine Months Ended
				October 31, 2012 vs. 2011		October 31, 2012 vs. 2011
Newly-Opened Properties	Location	Quarter-Year Opened	Units	Revenues from Real Estate Operations	Operating Expenses	Revenues from Real Estate Operations	Operating Expenses
				(in thousands)
Botanica Eastbridge	Denver, Colorado	Q3-2012	118	$15	$81	$15	$136
Aster Town Center	Denver, Colorado	Q1-2012/Q2-2012	85	284	224	348	334
Foundry Lofts	Washington, D.C.	Q4-2011	170	1,234	292	2,989	1,339
Total				$1,533	$597	$3,352	$1,809
Comparable average occupancy for the Residential Group is 94.7% and 94.6% for the nine months ended October 31, 2012 and 2011, respectively. Average residential occupancy for the nine months ended October 31, 2012 and 2011 is calculated by dividing gross potential rent less vacancy by gross potential rent. Gross potential rent (“GPR”) is calculated based on actual rents per lease agreements for occupied apartment units and at market rents for vacant apartment units. Market rental rates are determined using a variety of factors which include availability of specific apartment unit types (one bedroom, two bedroom, etc.), seasonality factors and rents offered by competitive properties for similar apartment types in the same geographic market. Comparable average occupancy relates to properties opened and operated in both the nine months ended October 31, 2012 and 2011.
The percentage change of comparable NOI over the same period in the prior year is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Residential	6.0%	12.0%	8.1%	6.7%

The following tables present leasing information of our Apartment Communities for the various periods presented.

Quarterly Comparison		Monthly Average Residential Rental Rates (2)			Average Residential Occupancy
	Leasable Units at	Three Months Ended October 31,			Quarter-to-Date October 31,
Comparable Apartment Communities (1)	Pro-Rata %(3)	2012	2011	% Change	2012	2011	% Change
Core Markets	7,548	$1,610	$1,534	5.0%	95.2%	95.2%	—
Non-Core Markets	9,886	$980	$961	2.0%	94.2%	91.7%	2.5%
Total Comparable Apartments	17,434	$1,253	$1,209	3.6%	94.7%	93.6%	1.1%

Year-to-Date Comparison		Monthly Average Residential Rental Rates (2)			Average Residential Occupancy
	Leasable Units at	Nine Months Ended October 31,			Year-to-Date October 31,
Comparable Apartment Communities (1)	Pro-Rata %(3)	2012	2011	% Change	2012	2011	% Change
Core Markets	7,548	$1,585	$1,504	5.4%	95.3%	94.8%	0.5%
Non-Core Markets	9,564	$885	$854	3.6%	93.9%	94.2%	(0.3)%
Total Comparable Apartments	17,112	$1,194	$1,141	4.6%	94.7%	94.6%	0.1%

Sequential Quarter Comparison		Monthly Average Residential Rental Rates (2)			Average Residential Occupancy
	Leasable Units at	Three Months Ended			Quarter-to-Date
Comparable Apartment Communities (1)	Pro-Rata %(3)	October 31, 2012	July 31, 2012 (4)	% Change	October 31, 2012	July 31, 2012 (4)	% Change
Core Markets	7,709	$1,646	$1,621	1.5%	95.1%	95.2%	(0.1)%
Non-Core Markets	9,886	$980	$973	0.7%	94.2%	93.8%	0.4%
Total Comparable Apartments	17,595	$1,272	$1,257	1.2%	94.7%	94.6%	0.1%

(1)
Includes apartment communities completely opened and operated in the periods presented. These apartment communities include units leased at affordable apartment rates which provide a discount from average market rental rates. For the three months ended October 31, 2012, 20.0% of leasable units in core markets and 3.7% of leasable units in non-core markets were affordable housing units. Excludes all military and limited-distribution subsidized senior housing units.

(2)	Represents GPR less concessions.

(3)	Leasable units at pro-rata represent our share of total leasable units at the apartment community.

(4)	These amounts may differ from data as reported in the previous quarter because the properties that qualify as comparable change from period to period.

Land Development Group
On January 31, 2012, our Board of Directors approved a strategic decision by senior management to reposition or divest significant portions of our Land Development Group as a part of a greater focus on core rental products in core markets. The Land Development Group buys and sells raw land, develops subdivisions and sells lots to homebuilders. The economic downturn, particularly in the housing market, has led to increased volatility in the land projects, making it challenging to fit into our long-term strategic plan. The primary regions with land projects that we have or are actively seeking to divest include the southwestern United States, Texas, North Carolina, Ohio and Chicago, Illinois. These projects will continue to be reported in the Land Development Group segment. The progress we have made on the execution of the divestiture plan is discussed in Note I – Land Held for Divestiture in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.
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
Beginning in the three months ended July 31, 2012, revenues and cost of sales related to land held for divestiture are being reported on a separate financial statement line. As a result, current period results for the Land Development Group represent the activity of our Stapleton project where as prior period results included the activity of our Stapleton project and various other land projects now classified as land held for divestiture.

Revenues from real estate operations—Land sales and the related gross margins vary from period to period depending on the timing of sales and general market conditions. Revenues from real estate operations for the Land Development Group increased by $3,634,000 for the three months ended October 31, 2012 compared with the same period in the prior year. This variance is attributable to an increase of $5,334,000 related to higher land sales at Stapleton offset by lower land sales at various land development projects previously reported as Land Development Group revenues as discussed above.
Revenues from real estate operations for the Land Development Group increased by $12,322,000 for the nine months ended October 31, 2012 compared with the same period in the prior year. This variance is attributable to an increase of $16,141,000 related to higher land sales at Stapleton offset by lower land sales at various land development projects previously reported as Land Development Group revenues as discussed above.
Operating and Interest Expenses—Operating expenses for the Land Development Group increased by $2,880,000 for the three months ended October 31, 2012 compared with the same period in the prior year. This variance is attributable to an increase of $3,969,000 related to higher land sales at Stapleton offset by lower cost of sales at various land development projects previously included as Land Development Group operating expenses in the comparable period as discussed above.
Operating expenses for the Land Development Group increased by $6,410,000 for the nine months ended October 31, 2012 compared with the same period in the prior year. This variance is attributable to an increase of $9,472,000 related to higher land sales at Stapleton offset by lower cost of sales at various land development projects previously included as Land Development Group operating expenses in the comparable period as discussed above.
Interest expense for the Land Development Group decreased by $1,010,000 during the three months ended October 31, 2012 and increased by $1,616,000 for the nine months ended October 31, 2012 compared with the same periods in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group and interest rates.
Net Gain (Loss) on Land Held for Divestiture Activity
The following table summarizes the net loss on land held for divestiture activities of consolidated entities:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(in thousands)
Sales of land held for divestiture	$25,384	$—	$59,894	$—
Cost of sales of land held for divestiture	(26,804)	—	(51,976)	—
Gain on extinguishment of debt of land held for divestiture	2,227	—	2,227	—
Net gain on closed transactions of land held for divestiture	807	—	10,145	—
Impairment of land held for divestiture	—	—	(15,796)	—
Net gain (loss) on land held for divestiture activities	$807	$—	$(5,651)	$—
See Note I – Land Held for Divestiture in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.
Net Loss on Land Held for Divestiture Activity of Unconsolidated Entities
The following table summarizes the net loss on investments in unconsolidated entities which are part of the land divestiture strategy:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(in thousands)
Net loss on sales of land held for divestiture of unconsolidated entities	$(283)	$—	$(1,764)	$—
Impairment of investments in unconsolidated entities	—	—	(40,406)	—
Net loss on land held for divestiture activities of unconsolidated entities	$(283)	$—	$(42,170)	$—
See Note I – Land Held for Divestiture in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

The Nets
Our ownership of The Nets is through Nets Sports and Entertainment LLC (“NS&E”). NS&E also owns Brooklyn Arena, LLC (“Arena”), an entity that through its subsidiaries oversaw the construction of and has a long-term lease in the Barclays Center arena, the home of The Nets. NS&E consolidates Arena and accounts for its investment in The Nets on the equity method of accounting. As a result of consolidating NS&E, we record the entire net loss of The Nets allocated to NS&E in equity in loss of unconsolidated entities and allocate, based on an analysis of each respective members’ claims on the net book equity assuming a liquidation at book value, NS&E’s noncontrolling partners’ share of its losses, if any, through noncontrolling interests in our Statement of Operations.
The amount of equity in loss, net of noncontrolling interests, was $7,477,000 and $22,707,000 for the three and nine months ended October 31, 2012, respectively, representing a decrease in our allocated losses of $3,806,000 and an increase in our allocated losses of $7,738,000 compared with the same periods in the prior year. The three month decrease and nine month increase in losses allocated to us is due to the waterfall impacts of the funding commitments among our partners as discussed below.
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
The MP Entities met the $60,000,000 funding commitment during the three months ended July 31, 2011. As a result, NS&E was required to fund 100% of the operating needs, as defined, until the Barclays Center arena was complete and open, which occurred on September 28, 2012. Thereafter, members’ capital contributions are made in accordance with the operating agreements. During the three and nine months ended October 31, 2012, NS&E funded $18,625,000 and $28,625,000 of The Nets operating requirements. On November 13, 2012, the MP Entities reimbursed NS&E $19,520,000 for funding related to the 2012-2013 season.
Corporate Activities
Operating and Interest Expenses—Operating expenses increased by $2,020,000 and $3,949,000, respectively, for the three and nine months ended October 31, 2012 compared with the same periods in the prior year. The increases were attributable to increases in severance and outplacement expenses, charitable contributions and payroll and related benefits including stock-based compensation offset by decreased professional fees associated with strategic planning and process improvement initiatives.
Interest expense increased by $1,361,000 and $2,490,000, respectively, for the three and nine months ended October 31, 2012 compared with same periods in the prior year. The increase of $1,361,000 for the three months ended was primarily due to increased borrowings on our bank revolving credit facility. The increase of $2,490,000 for the nine months ended October 31, 2012 was related to the $350,000,000 Convertible Senior Notes issued in July 2011, offset by decreased interest expense on corporate interest rate swaps due to a reduction in the strike rate of the active swaps compared to the prior period, and decreased interest expense due to decreased average borrowings on our bank revolving credit facility.

Other Activity
The following items are discussed on a consolidated basis.
Depreciation and Amortization
We recorded depreciation and amortization expense of $58,081,000 and $163,647,000 for the three and nine months ended October 31, 2012, respectively, and $53,580,000 and $160,888,000 for the three and nine months ended October 31, 2011, respectively, which is an increase of $4,501,000, or 8.4%, and $2,759,000, or 1.7%, compared with the same period in the prior years. The increase for the three months ended October 31, 2012 compared with the prior year is primarily related to new property openings.
Amortization of Mortgage Procurement Costs
For the three and nine months ended October 31, 2012, we recorded amortization of mortgage procurement costs of $2,665,000 and $9,054,000, respectively. Amortization of mortgage procurement costs decreased $706,000 and increased $263,000 for the three and nine months ended October 31, 2012 compared with the same periods in the prior years.
Gain on Extinguishment of Debt
See Note M – Gain on Extinguishment of Debt in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

Interest and Other Income
Interest and other income was $10,418,000 and $34,768,000 for the three and nine months ended October 31, 2012, respectively, compared with $11,291,000 and $42,110,000 for the three and nine months ended October 31, 2011, respectively. The decrease of $873,000 for the three months ended October 31, 2012 compared with the same period in the prior year is primarily due to a decrease of $1,441,000 related to the income recognition on the sale of state and federal historic preservation and new market tax credits. The decrease of $7,342,000 for the nine months ended October 31, 2012 compared with the same period in the prior year is primarily due to a decrease of $8,072,000 related to the income recognition on the sale of state and federal historic preservation and new market tax credits.
Net Gain on Disposition of Partial Interests in Rental Properties
See Note J – Net Gain on Disposition of Partial Interests in Rental Properties in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated entities was $4,189,000 for the three months ended October 31, 2012 compared with $1,273,000 for the three months ended October 31, 2011, representing an increase of $2,916,000. This variance is primarily attributable to the following increases:

-	The Nets

•	$3,806,000 related to a 2012 decrease in allocated losses from our equity investment in The Nets.

-	Residential Group

•	$1,978,000 primarily related to interest income recognized upon the release of certain mortgage escrow funds related to Cambridge Towers, a senior housing apartment complex in Detroit, Michigan.
These increases were partially offset by the following decrease:

-	Land Development Group

•	$1,926,000 related to the 2011 gain on extinguishment of nonrecourse mortgage debt at Sterling Lakes, a mixed-use land development project in Pepper Pike, Ohio.
Equity in earnings of unconsolidated entities was $24,627,000 for the nine months ended October 31, 2012 compared with $23,652,000 for the nine months ended October 31, 2011, representing a increase of $975,000. This variance is primarily attributable to the following increases:

-	Commercial Group

•	$14,479,000 related to the 2012 gain on disposition of our unconsolidated investment in Village at Gulfstream Park, a specialty retail center in Hallandale Beach, Florida;

•
$3,224,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2011 with an outside partner in 15 retail properties in the New York City metropolitan area;

•	$1,812,000 primarily related to a 2011 participation payment on the refinancing of 65/80 Landsdowne Street, an office building in Cambridge, Massachusetts; and

•	$1,628,000 related to the 2012 gain on disposition of our unconsolidated investment in Chagrin Plaza I & II, office buildings in Beachwood, Ohio.

-	Land Development Group

•	$2,970,000 related to deferred revenue recognition at Central Station, a mixed-use land development project in downtown Chicago, Illinois.

-	Residential Group

•	$1,978,000 primarily related to interest income recognized upon the release of certain mortgage escrow funds related to Cambridge Towers.

These increases were partially offset by the following decreases:

-	Residential Group

•	$9,964,000 related to the 2011 gain on disposition of our partnership interest in Metropolitan Lofts, an apartment community in Los Angeles, California;

•	$2,603,000 related to the 2011 gain on disposition of our partnership interest in Twin Lake Towers, an apartment community in Denver, Colorado; and

•	$2,279,000 related to a 2012 increase in allocated losses from our equity investment in Uptown Apartments, an apartment community in Oakland, California.

-	The Nets

•	$7,738,000 related to a 2012 increase in allocated losses from our equity investment in The Nets.

-	Land Development Group

•	$1,926,000 related to the 2011 gain on extinguishment of nonrecourse mortgage debt at Sterling Lakes.
Discontinued Operations
See Note N – Discontinued Operations and Gain on Disposition of Rental Properties in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

FINANCIAL CONDITION AND LIQUIDITY
Multi-family rental properties continue to perform well despite the current uncertain economic conditions. These ongoing economic conditions continue to put pressure on occupancy rates, rent levels and property values of other types of commercial real estate. Access to bank credit and capital have continued to improve from 2010 levels, with banks and permanent lenders indicating an increased interest in originating new loans for real estate projects, particularly as their existing portfolio loans get paid off. Underwriting standards remain conservative, with lenders favoring high quality existing operating assets in strong markets. Originations of new loans for commercial mortgage backed securities continue to increase from 2010 levels. While banks continue to originate construction loans for multifamily projects, construction loans for office or retail projects remain difficult to obtain, unless the project has substantial pre-leasing in place or higher than historical equity commitments from the company. We believe loans for commercial real estate projects will continue to be constrained for the foreseeable future.
Our principal sources of funds are cash provided by operations including land sales, our bank revolving credit facility, nonrecourse mortgage debt and notes payable, dispositions of operating properties or development projects through sales or equity joint ventures, proceeds from the issuance of senior notes, proceeds from the issuance of common or preferred equity and other financing arrangements. We have consistently disposed of properties in an effort to recycle capital and reposition our portfolio. Over the last ten years, we have generated cash proceeds from sales and/or disposition of partial interests in rental properties that averaged in excess of $100,000,000 per year. Given the diversity of our portfolio by market and product type, we believe that the market for property dispositions at some level will continue to be available. The current market should allow us to continue our ongoing strategy to recycle capital and reposition the portfolio through property sales or equity joint ventures.
Our capital strategy, along with a focus on core products and markets are two key drivers of our overall strategic plan. In order to achieve our strategic goals, we have a detailed process of evaluating each individual asset in our operating and development portfolio to identify those having the best opportunity to provide capital through full or partial sale in conjunction with our strategy of focusing on our core products and markets. This process may result in reductions to estimated holding periods and the total estimated undiscounted cash flows used for impairment calculations on our individual consolidated real estate assets. In some cases, this may result in estimated undiscounted cash flows being less than the carrying value of the consolidated asset and necessitating an impairment charge to write-down the asset to its estimated fair value.
In addition, our capital strategy includes potentially entering into equity joint ventures that can provide capital through the sales of partial interests of operating properties or reduce our equity requirements and development risk on our development opportunities. Entering into these joint ventures could result in us granting joint control or losing control of the asset and, accordingly, the asset would no longer be consolidated. Upon deconsolidation, our investment in the joint venture would be recorded at fair value and evaluated for other than temporary impairment on a quarterly basis thereafter. This could result in future impairments, some of which could be significant that would not otherwise be required if the real estate asset remained consolidated.
Our principal uses of funds are the financing of our real estate operating and development projects, capital expenditures for our existing operating portfolio, principal and interest payments on our nonrecourse mortgage debt and notes payable, bank revolving credit facility, senior notes and dividend payments on our Series A preferred stock.

Our primary capital strategy seeks to isolate the operating and financial risk at the property level to maximize returns and reduce risk on and of our equity capital. As such, substantially all of our operating and development properties are separately encumbered with nonrecourse mortgage debt or notes payable. We do not cross-collateralize our mortgage debt and notes payable outside of a single identifiable project. We operate as a C-corporation and retain substantially all of our internally generated cash flows. This cash flow, together with refinancing and property sale proceeds, has historically provided us with the necessary liquidity to take advantage of investment opportunities. The economic downturn and its impact on the lending and capital markets reduced our ability to finance development and acquisition opportunities and also modified the required rates of return to make new investment opportunities appealing. As a result of these market changes, we have cut back on entering into new development activities.
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
During the nine months ended October 31, 2012, we closed two transactions which strengthened our balance sheet by converting preferred equity to common equity and addressing certain near term maturities of our senior notes.

•
On October 16, 2012, we entered into separate, privately negotiated exchange agreements with certain holders of our Series A Cumulative Perpetual Convertible Preferred Stock to exchange such Series A preferred stock for shares of our Class A common stock. Under the terms of the agreements, holders exchanged $133,723,550 in aggregate amount of liquidation preference consisting of 2,674,471 shares of Series A preferred stock, for 8,844,204 shares of our Class A common stock. In order to induce the holders to make the exchange, we made a cash payment of $13,881,000 to the holders for additional exchange consideration, including dividends that would have been payable on December 17, 2012 and March 15, 2013. This transaction converted a significant portion of our outstanding Series A preferred stock to Class A common stock based on the original conversion rate and eliminated approximately $9,400,000 of annual future cumulative preferred stock dividend commitments.

•
On July 3, 2012, we issued $125,000,000 of additional 2034 Senior Notes in a public offering, net of a 4.84% discount. Proceeds of this offering, net of discounts and underwriters commissions, were $116,792,000 which was immediately deposited into a cash escrow account. Net proceeds, along with an additional $8,208,000 of cash on hand, were immediately deposited into a restricted cash escrow account and used to redeem $125,000,000 of our outstanding 2015 Senior Notes on August 20, 2012. The transaction effectively extended the maturity date of $125,000,000 of recourse debt by 19 years while keeping the annual interest costs relatively flat.

We continue to explore various options to strengthen our balance sheet and enhance our liquidity, but can give no assurance that we can accomplish any of these other options on terms favorable to us or at all. If we cannot enhance our liquidity, it could adversely impact our growth and result in further curtailment of development activities.
As of October 31, 2012, we had $180,643,000 of nonrecourse mortgage financings with scheduled maturities during the fiscal year ending January 31, 2013, of which $15,296,000 represents regularly scheduled amortization payments. Subsequent to October 31, 2012, we have addressed $70,598,000 of these remaining 2012 maturities, through closed transactions, commitments and/or automatic extensions. We are currently in negotiations to refinance and/or extend the remaining $94,749,000 of nonrecourse debt scheduled to mature during the year ending January 31, 2013. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings on the single collateralized asset.
During the three months ended October 31, 2012, we closed the following transactions related to past due nonrecourse mortgages.

•
During August 2012, we closed a transaction on a nonrecourse mortgage which had a balance of $73,500,000 that was in default. The nonrecourse mortgage consisted of a promissory note ("A note") that was subject to a subordinated participation ("B note"). During the three months ended October 31, 2012, the B note holder bought out the A note holder's interest and became the sole holder of the entire nonrecourse mortgage. Concurrent with this transaction, the B note holder applied restricted cash, which represented accumulated cash flow swept and retained by the loan servicer, of approximately $12,300,000 to the outstanding principal balance and we signed a forbearance agreement that included a further reduction of the outstanding principal balance to $40,000,000. Although the mortgage is still technically in default, the new lender has agreed to not continue to prosecute the pending foreclosure proceedings for 2 years as long as we comply with the terms of this forbearance agreement. The transaction results in the property being secured by a $40,000,000 nonrecourse mortgage.

•
During September 2012, we closed a transaction to purchase the mortgage which had a balance of $35,000,000 secured by Terminal Tower, our corporate headquarters in Cleveland, Ohio for $25,000,000. This transaction results in the property being unencumbered at October 31, 2012.

•
During October 2012, we closed a two-year extension, with an additional one-year option, of the previous $497,000,000 nonrecourse construction mortgage secured by Westchester’s Ridge Hill, a mixed-use retail project currently 60% leased located in Yonkers, New York. The extension requires us to make principal paydowns aggregating $32,000,000 over the next 10 months, resulting in a $465,000,000 nonrecourse construction mortgage financing on the project. Leasing at this project continues to occur during the ongoing economic environment resulting in a longer initial lease-up period than originally anticipated. Although we continue to make progress in executing leases at the project and currently intend to support the project until it achieves stabilization, there can be no assurance that the project will achieve the targeted operating results. This extension provides us additional time to complete lease-up, stabilize the project and position the asset for permanent financing.

We have two additional nonrecourse mortgages amounting to $6,758,000 that are in default as of October 31, 2012 and are included in 2012 nonrecourse mortgage financings due during the fiscal year ending January 31, 2013. These nonrecourse mortgage loans are secured by land held for divestiture. We are exploring options including deed-in-lieu to satisfy the mortgage requirements. The land securing these mortgages has a nominal carrying value.
As of October 31, 2012, we had three nonrecourse mortgages greater than five percent of our total nonrecourse mortgage debt and notes payable. The mortgages, encumbering New York Times, an office building in Manhattan, New York, Westchester’s Ridge Hill and Barclays Center arena, have outstanding balances of $640,000,000, $475,000,000 and $338,440,000 respectively, at October 31, 2012.
As of October 31, 2012, our share of nonrecourse mortgage debt and notes payable recorded on our unconsolidated subsidiaries amounted to $2,182,690,000 of which $48,337,000 ($8,695,000 represents scheduled principal payments) was scheduled to mature during the year ending January 31, 2013. Subsequent to October 31, 2012, we have addressed $24,351,000 of these 2012 maturities through closed nonrecourse mortgage transactions, commitments and/or automatic extensions. Negotiations are ongoing on the remaining 2012 maturities, but we cannot give assurance that we will obtain these financings on favorable terms or at all.
Financial Covenants
Our bank revolving credit facility and indenture dated May 19, 2003 (“2003 Indenture”) contain certain restrictive financial covenants. A summary of the key financial covenants as defined in each agreement, all of which we are compliant with at October 31, 2012, follows:

	Requirement	As of
	Per Agreement	October 31, 2012
	(dollars in thousands)
Credit Facility Financial Covenants
Debt Service Coverage Ratio	1.35x	1.88x
Cash Flow Coverage Ratio	2.50x	3.47x
Total Development Ratio	<17%	8.81%
Minimum Consolidated Shareholders’ Equity, as defined	$2,320,175	$3,593,352
2003 Indenture Financial Covenants (1)
Ratio of Consolidated EBITDA to Interest	>1.30x	1.75x
Minimum Net Worth, as defined	$1,155,031	$4,179,394

(1)
Violation of these financial covenants alone would not automatically cause the notes issued under the 2003 Indenture to become due and payable, but would prevent us from incurring or permitting a subsidiary from incurring additional debt, as defined in the 2003 Indenture, unless otherwise permitted by the 2003 Indenture.

Bank Revolving Credit Facility
The following table summarizes the available credit on the bank revolving credit facility:

	October 31, 2012	January 31, 2012
	(in thousands)
Maximum borrowings	$450,000	$450,000
Less outstanding balances:
Borrowings	166,000	—
Letters of credit	70,207	69,389
Surety bonds	—	—
Available credit	$213,793	$380,611
See Note C – Bank Revolving Credit Facility in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Senior and Subordinated Debt
The following table summarizes our senior and subordinated debt:

	October 31, 2012	January 31, 2012
	(in thousands)
Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	$199,376	$199,132
7.625% Senior Notes due 2015	53,253	178,253
5.000% Convertible Senior Notes due 2016	50,000	50,000
6.500% Senior Notes due 2017	132,144	132,144
4.250% Convertible Senior Notes due 2018	350,000	350,000
7.375% Senior Notes due 2034, net of discount	219,045	100,000
Total Senior Notes	1,003,818	1,009,529
Subordinated Debt:
Subordinate Tax Revenue Bonds due 2013	29,000	29,000
Total Senior and Subordinated Debt	$1,032,818	$1,038,529
See Note D – Senior and Subordinated Debt in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
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
We are actively working to refinance and/or extend the maturities of the nonrecourse debt that is coming due in the next 24 months. During the nine months ended October 31, 2012, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancings	$205,805
Construction and development projects (1)	217,016
Loan extensions/additional fundings	891,955
$1,314,776

(1)	Represents the full amount available to be drawn on the loans.

Cash Flows
Operating Activities
Net cash provided by operating activities was $333,091,000 and $203,470,000 for the nine months ended October 31, 2012 and 2011, respectively. The net increase in cash provided by operating activities for the nine months ended October 31, 2012 compared with the nine months ended October 31, 2011 of $129,621,000 is the result of the following (in thousands):

Increase in rents and other revenues received	$32,808
Increase in interest and other income received	8,426
Increase in cash distributions from unconsolidated entities	9,348
Increase in proceeds from land held for development and sale	24,320
Decrease in proceeds from Commercial Group land sales	(3,805)
Increase in net proceeds from land held for divestiture	51,615
Decrease in land development expenditures	19,747
Increase in operating expenditures	(11,213)
Decrease in restricted cash and escrowed funds used for operating purposes	8,900
Increase in interest paid	(10,525)
Net increase in cash provided by operating activities	$129,621

Investing Activities
Net cash used in investing activities was $(595,556,000) and $(163,793,000) for the nine months ended October 31, 2012 and 2011, respectively, and consisted of the following:

	Nine Months Ended October 31,
	2012	2011
	(in thousands)
Capital expenditures:
Projects under construction and development:
Barclays Center, a sports arena complex in Brooklyn, New York	$(295,185)	$(152,644)
Westchester’s Ridge Hill, a regional mall in Yonkers, New York	(88,704)	(122,518)
Atlantic Yards, a mixed-use development project in Brooklyn, New York	(78,810)	(82,399)
8 Spruce Street, a mixed-use residential project in Manhattan, New York (1)	—	(47,079)
Other	(148,363)	(105,215)
Total projects under construction or development (2)	(611,062)	(509,855)
Operating properties:
Commercial Segment	(13,382)	(9,888)
Residential Segment	(12,457)	(10,237)
Other	(861)	(657)
Total operating properties	(26,700)	(20,782)
Tenant improvements:
Commercial Segment	(48,389)	(16,894)
Total capital expenditures	$(686,151)	$(547,531)
Payment of lease procurement costs (3)	(9,986)	(16,907)
(Increase) decrease in other assets	(26,053)	(10,215)
Decrease (increase) in restricted cash and escrowed funds used for investing purposes:
Atlantic Yards	$185,560	$(30,588)
John Hopkins Parking Garage in East Baltimore, Maryland	18,241	(15,321)
Westchester's Ridge Hill	10,605	4,349
Foundry Lofts, an apartment community in Washington, D.C.	3,401	19,831
Johns Hopkins - 855 North Wolfe Street, an office building in East Baltimore, Maryland	2,030	12,324
The Yards - Twelve12, an apartment community under construction in Washington, D.C.	(91,164)	—
Barclays Center	(3,472)	144,743
8 Spruce Street (1)	—	49,665
Other	(5,955)	(3,394)
Total decrease in restricted cash and escrowed funds used for investing purposes	$119,246	$181,609
Proceeds from disposition of full or partial interests in rental properties:
Southfield, an apartment community in Whitemarsh, Maryland	$16,891	$—
White Oak Village, a specialty retail center in Richmond, Virginia	13,261	—
Quebec Square, a specialty retail center in Denver, Colorado	8,642	—
Disposition of partial interests in 15 retail properties in the New York metropolitan area	—	166,510
Waterfront Station - East 4th & West 4th Buildings, office buildings in Washington, D.C.	—	126,123
Development project in Washington, D.C.	—	19,348
Charleston Marriott, a hotel in Charleston, West Virginia	—	7,480
Other	405	—
Total proceeds from disposition of full or partial interests in rental properties	$39,199	$319,461

Investing Activities (continued)

	Nine Months Ended October 31,
	2012	2011
	(in thousands)
Change in investments in and advances to unconsolidated entities—(investment in) or return of investment:
Dispositions:
Village at Gulfstream Park, a specialty retail center in Hallandale Beach, Florida	$15,000	$—
San Antonio I, II & III, land development projects in San Antonio, Texas	2,153	—
Metropolitan Lofts, an apartment community in Los Angeles, California	—	12,590
Residential Projects:
8 Spruce Street (1)	(10,447)	(62,467)
120 Kingston, an apartment community under construction in Boston, Massachusetts	(9,209)	—
The Grand, primarily refinancing proceeds from an apartment community in North Bethesda, Maryland	6,485	—
DKLB BKLN, an apartment community in Brooklyn, New York (1)	—	(11,894)
Commercial Projects:
Bulletin Building, contribution for the repayment of debt at an office building in San Francisco, California	(8,775)	—
Village at Gulfstream Park	—	(10,614)
65/80 Landsdowne Street, primarily refinancing proceeds from an office building in Cambridge, Massachusetts	—	12,059
The Nets, a National Basketball Association member	(28,625)	(22,978)
Other net refunds (advances) of investment of equity method investments and other advances to affiliates	1,607	(6,906)
Subtotal	$(31,811)	$(90,210)
Net cash used in investing activities	$(595,556)	$(163,793)

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

(2)
We capitalized internal costs related to projects under construction and development of $38,928 and $50,739, including compensation related costs of $31,269 and $41,278, for the nine months ended October 31, 2012 and 2011, respectively. Total capitalized internal costs represent approximately 5.67% and 9.27% of total capital expenditures for the nine months ended October 31, 2012 and 2011, respectively.

(3)
We capitalized internal costs related to leasing activities of $4,142 and $6,839, including compensation related costs of $2,924 and $5,493, for the nine months ended October 31, 2012 and 2011, respectively.

Financing Activities
Net cash provided by (used in) financing activities was $283,560,000 and $(3,393,000) for the nine months ended October 31, 2012 and 2011, respectively, and consisted of the following:

	Nine Months Ended October 31,
	2012	2011
	(in thousands)
Proceeds from nonrecourse mortgage debt and notes payable	$669,927	$265,836
Principal payments on nonrecourse mortgage debt and notes payable	(466,360)	(317,206)
Borrowings on bank revolving credit facility	356,000	464,575
Payments on bank revolving credit facility	(190,000)	(601,727)
Payment of Puttable Equity-Linked Senior Notes due 2011	—	(39,407)
Proceeds from issuance of Convertible Senior Notes, net of $10,625 of issuance costs	—	339,375
Payment of transaction costs related to exchange of Convertible Senior Notes due 2016 for Class A common stock	—	(3,200)
Payment of deferred financing costs	(18,014)	(12,414)
Change in restricted cash and escrowed funds and book overdrafts	(7,292)	(1,681)
Purchase of treasury stock	(1,815)	(1,670)
Exercise of stock options	1,006	177
Payment of inducements related to conversion of preferred stock for Class A common stock	(13,881)	—
Payment of transaction costs related to conversion of preferred stock for Class A common stock	(2,200)	—
Dividends paid to preferred shareholders	(11,550)	(11,550)
Contributions from redeemable noncontrolling interest	11,348	—
Contributions from noncontrolling interests	240	3,087
Distributions to noncontrolling interests	(22,699)	(87,588)
Acquisitions of noncontrolling interests	$(21,150)	$—
Net cash provided by (used in) financing activities	$283,560	$(3,393)

LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.

NEW ACCOUNTING GUIDANCE
The following accounting pronouncements were adopted during the nine months ended October 31, 2012:
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
In December 2011, the FASB issued an amendment to the accounting guidance on derecognition of in substance real estate. This guidance specifies that when a parent company (reporting entity) ceases to have a controlling financial interest (as described in the accounting guidance on Consolidation) in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance on property, plant and equipment to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. This guidance is effective for fiscal years and interim reporting periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. The guidance in this amendment is consistent with our previous accounting policies and, as a result will not impact our consolidated financial statements or their comparability to previously issued financial statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes the increased difficulty or inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At October 31, 2012, our outstanding variable-rate debt portfolio consisted of $1,687,104,000 of taxable debt and $439,786,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. With the volatility of the capital markets, we may not be able to procure long-term fixed rate financing and periodically must pursue extending maturities with existing lenders at current market terms. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.
Interest Rate Exposure
At October 31, 2012, the composition of nonrecourse debt was as follows:

	Operating Properties	Development Projects	Land Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed Rate	$3,468,090	$297,590	$450	$3,766,130	5.59%
Variable Rate
Taxable	1,448,478	64,051	8,575	1,521,104	4.89%
Tax-Exempt	421,838	8,500	9,448	439,786	1.66%
	$5,338,406	$370,141	$18,473	$5,727,020	5.10%
Total gross commitment from lenders		$426,006	$18,473

To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)
11/01/12 - 02/01/13	$241,399	3.35%	$1,020,185	3.92%
02/01/13 - 02/01/14	241,076	3.34%	1,019,920	3.95%
02/01/14 - 02/01/15	12,317	6.50%	873,815	4.18%
02/01/14 - 02/01/15	—	—%	651,810	5.45%
02/01/15 - 09/01/17	—	—%	640,000	5.50%
Tax-Exempt (Priced off of SIFMA Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
11/01/12 - 02/01/13	$174,094	5.83%
02/01/13 - 02/01/14	161,379	5.82%
02/01/14 - 01/02/15	118,655	5.81%
The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 2.58% and has never exceeded 8.00%.
Forward Swaps
From time to time, we enter into forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, we intend to simultaneously terminate the forward swap associated with that financing. At October 31, 2012, we had no forward swaps outstanding.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of October 31, 2012, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $7,917,000 at October 31, 2012. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $6,484,000 at October 31, 2012. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
From time to time, we and/or certain of our joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At October 31, 2012, the SIFMA rate was 0.21%. Additionally, we and/or the Joint Ventures have guaranteed the fair value of the underlying borrowings. Any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact to us and/or the Joint Ventures. At October 31, 2012, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $266,660,000. The underlying TRS borrowings are subject to a fair value adjustment. In addition, we have TRS with a notional amount of $170,825,000 that is not designated as fair value hedging instruments, but is subject to interest rate risk.

We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At October 31 and January 31, 2012, we reported interest rate caps at fair value of approximately $4,000 and $13,000 in other assets, respectively. We also included interest rate swap agreements and TRS with positive fair values of approximately $21,236,000 and $11,391,000 at October 31 and January 31, 2012, respectively, in other assets. At October 31 and January 31, 2012, we included interest rate swap agreements and TRS that had a negative fair value of approximately $165,243,000 and $174,020,000, respectively, in accounts payable, accrued expenses and other liabilities.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. Based on these parameters, the table below contains the estimated fair value of our long-term debt at October 31, 2012.

	Carrying Value	Fair Value	Fair Value with 100 bp Decrease in Market Rates
	(in thousands)
Fixed	$4,798,948	$5,186,412	$5,547,922
Variable
Taxable	1,687,104	1,759,206	1,822,362
Tax-Exempt	439,786	430,990	487,093
Total Variable	$2,126,890	$2,190,196	$2,309,455
Total Long-Term Debt	$6,925,838	$7,376,608	$7,857,377

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
The following tables provide information about our financial instruments that are sensitive to changes in interest rates.
October 31, 2012

	Expected Maturity Date
	Year Ending January 31,
Long-Term Debt	2013	2014		2015	2016	2017	Period Thereafter	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$166,865	$583,853		$296,443	$350,029	$426,186	$1,942,754	$3,766,130	$4,140,449
Weighted average interest rate	6.60%	6.03%		6.01%	5.55%	5.74%	5.28%	5.59%
Senior and subordinated debt (1)	—	29,000	(3)	199,376	53,253	50,000	701,189	1,032,818	1,045,963
Weighted average interest rate	—%	7.88%		3.63%	7.63%	5.00%	5.65%	5.39%
Total Fixed-Rate Debt	166,865	612,853		495,819	403,282	476,186	2,643,943	4,798,948	5,186,412
Variable:
Variable-rate debt	13,778	169,542		597,548	33,681	78	706,477	1,521,104	1,592,640
Weighted average interest rate (2)	3.58%	4.31%		3.54%	3.45%	3.23%	6.27%	4.89%
Tax-exempt	—	1		90,810	10	10	348,955	439,786	430,990
Weighted average interest rate (2)	—%	3.18%		2.82%	3.18%	3.18%	1.36%	1.66%
Bank revolving credit facility (1)	—	—		166,000	—	—	—	166,000	166,566
Weighted average interest rate	—%	—%		4.75%	—%	—%	—%	4.75%
Total Variable-Rate Debt	13,778	169,543		854,358	33,691	88	1,055,432	2,126,890	2,190,196
Total Long-Term Debt	$180,643	$782,396		$1,350,177	$436,973	$476,274	$3,699,375	$6,925,838	$7,376,608
Weighted average interest rate	6.37%	5.73%		4.20%	5.64%	5.66%	5.17%	5.14%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of October 31, 2012.

(3)	The mandatory tender date of the custodial receipts, which represent ownership in the bonds, was used for the expected maturity date in lieu of the maturity date on the face of the bonds.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
January 31, 2012

	Expected Maturity Date
	Year Ending January 31,
Long-Term Debt	2013	2014		2015	2016	2017	Period Thereafter	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$294,235	$602,745		$291,315	$346,320	$420,637	$1,464,433	$3,419,685	$3,737,890
Weighted average interest rate	5.96%	6.46%		6.04%	5.57%	5.75%	5.16%	5.65%
Senior and subordinated debt (1)	—	29,000	(3)	199,132	178,253	50,000	582,144	1,038,529	981,746
Weighted average interest rate	—%	7.88%		3.63%	7.63%	5.00%	5.30%	5.43%
Total Fixed-Rate Debt	294,235	631,745		490,447	524,573	470,637	2,046,577	4,458,214	4,719,636
Variable:
Variable-rate debt	1,039,618	93,969		24,607	—	—	644,435	1,802,629	1,911,665
Weighted average interest rate(2)	3.53%	6.59%		3.85%	—%	—%	6.52%	4.76%
Tax-exempt	237	91,055		272	290	309	345,046	437,209	430,197
Weighted average interest rate(2)	1.58%	2.56%		1.58%	1.58%	1.58%	1.29%	1.55%
Bank revolving credit facility (1)	—	—		—	—	—	—	—	—
Weighted average interest rate	—%	—%		—%	—%	—%	—%	—%
Total Variable-Rate Debt	1,039,855	185,024		24,879	290	309	989,481	2,239,838	2,341,862
Total Long-Term Debt	$1,334,090	$816,769		$515,326	$524,863	$470,946	$3,036,058	$6,698,052	$7,061,498
Weighted average interest rate	4.06%	6.09%		5.00%	6.27%	5.67%	5.03%	5.11%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of January 31, 2012.

(3)	The mandatory tender date of the custodial receipts, which represent ownership in the bonds, was used for the expected maturity date in lieu of the maturity date on the face of the bonds.

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2012.
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
(c) – Repurchase of equity securities during the quarter.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Class A Common Stock
August 1 through August 31, 2012	199	$14.52	—	—
September 1 through September 30, 2012	5,622	$16.56	—	—
October 1 through October 31, 2012	7,927	$16.25	—	—
Total	13,748	$16.35	—	—

(1)	Class A common stock was repurchased to satisfy the minimum tax withholding requirements relating to restricted stock vesting.

Item 6. Exhibits

Exhibit Number		Description of Document
10.1	-
Form of Exchange Agreement, pertaining to Series A Cumulative Perpetual Convertible Preferred Stock, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on October 16, 2012 (File No. 1-4372).

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101	-
The following financial information from Forest City Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)

Date:	December 6, 2012	/s/ ROBERT G. O’BRIEN
Name: Robert G. O’Brien
Title: Executive Vice President and Chief Financial Officer

Date:	December 6, 2012	/s/ CHARLES D. OBERT
Name: Charles D. Obert
Title: Senior Vice President, Corporate Controller and Chief Accounting Officer