Form 10-K
period 2013-01-31
FOREST CITY ENTERPRISES INC
filed 2013-03-27
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-4372

FOREST CITY ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Ohio		34-0863886
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Terminal Tower Suite 1100	50 Public Square Cleveland, Ohio	44113
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code		216-621-6060
Securities registered pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered
Class A Common Stock ($.33 1/3 par value)		New York Stock Exchange
Class B Common Stock ($.33 1/3 par value)		New York Stock Exchange
$225,000,000 Aggregate Principal Amount of 7.375% Senior Notes Due 2034		New York Stock Exchange

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
YES  ☐    NO  ☒
The aggregate market value of the outstanding common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,967,740,269.
The number of shares of registrant’s common stock outstanding on March 22, 2013 was 165,510,777 and 20,216,683 for Class A and Class B common stock, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 13, 2013 are incorporated by reference into Part III to the extent described herein.

Forest City Enterprises, Inc. and Subsidiaries
Annual Report on Form 10-K
For The Year Ended January 31, 2013

PART I

Item 1. Business
Founded in 1920 and publicly traded since 1960, Forest City Enterprises, Inc. (with its subsidiaries, the “Company” or “Forest City”) principally engages in the ownership, development, management and acquisition of commercial and residential real estate and land in 26 states and the District of Columbia. At January 31, 2013, the Company had approximately $10.6 billion in consolidated assets, of which approximately $10.0 billion was invested in real estate, at cost. The Company’s core markets include Boston, Chicago, Dallas, Denver, Los Angeles, New York City, Philadelphia, the Greater San Francisco metropolitan area, and the Greater Washington D.C. metropolitan area. The Company has offices in Albuquerque, Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C. and the Company’s corporate headquarters in Cleveland, Ohio. The Company’s portfolio of real estate assets is diversified both geographically and among property types.
The Company operates through three strategic business units, which represents four of the six reportable operating segments:

•
Commercial Group, the Company’s largest strategic business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. Additionally, it recently constructed and currently operates Barclays Center (the "Arena"), a state-of-the-art sports and entertainment arena located in Brooklyn, New York. The Arena, which opened in September 2012, is a unique property type for the Company and is reported as a separate operating segment.

•
Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, it owns interests in entities that develop and manage military family housing.

•
Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. On January 31, 2012, the Company's Board of Directors approved a strategic decision by senior management to reposition or divest significant portions of its Land Development Group. During the year ended January 31, 2013, the Company established and executed on its land divestiture strategy. See further discussion under “Land Development Group” in this section.

The Company has centralized the capital management, accounting, financial reporting and certain administrative functions of its strategic business units. In most other respects, the strategic business units operate autonomously, with the Commercial Group and Residential Group each having their own development, acquisition, leasing, property and financial management functions. The Company believes this structure enables its employees to focus their expertise and to exercise the independent leadership, creativity and entrepreneurial skills appropriate for their particular business segment.
Reportable Operating Segments of Business
The Company currently has six reportable operating segments:

•	Commercial Group

•	Residential Group

•	Arena

•	Land Development Group

•	The Brooklyn Nets (“The Nets”)

•	Corporate Activities
Financial information about reportable operating segments required by this item is included in Item 8 - Financial Statements and Supplementary Data and Note O - Segment Information.

Commercial Group
The Company has developed and/or acquired retail projects for more than 60 years and office and mixed-use projects for more than 40 years. The Commercial Group’s diverse portfolio is in both urban and suburban locations in 15 states and the District of Columbia. The Commercial Group targets markets where it uses its expertise to develop complex projects, often employing public and/or private partnerships. As of January 31, 2013, the Commercial Group owned interests in 93 completed rental properties including:

•	47 office properties (13.0 million gross leasable square feet);

•	17 regional malls (gross leasable area (“GLA”) of 9.3 million square feet);

•	27 specialty retail centers (GLA of 5.9 million square feet); and

•	2 hotels (1,015 rooms).
In addition, the Commercial Group has two projects under construction:

•
The Yards - Twelve12, the street level retail below the 218 unit apartment community included in the Residential Group, and The Yards - Lumber Shed, specialty retail centers in Washington, D.C. (GLA of 88,000 and 32,000 square feet, respectively).

In its office development activities, the Company is primarily a build-to-suit developer that works with tenants to meet their requirements. The Company’s office development has focused primarily on mixed-use projects in urban developments, often built in conjunction with hotels and/or retail centers or as part of a major office or life science campus. As a result of this focus on urban developments, the Company continues to concentrate future office and mixed-use developments largely in our core markets.
The Company opened its first community retail center in 1948 and its first enclosed regional mall in 1962. Since then, it has developed regional malls and specialty retail centers. The specialty retail centers include urban retail centers, entertainment-based centers, neighborhood centers and power centers (collectively, “specialty retail centers”).
Regional malls are developed in collaboration with anchor stores that typically own their facilities as an integral part of the mall structure but do not typically generate significant rental revenue to the Company. In contrast, anchor stores at specialty retail centers generally are tenants under long-term leases that typically contribute significant rental revenue to the Company.
While the Company continues to develop regional malls in strong markets, it has also pioneered the concept of bringing specialty retailing to urban locations previously ignored by major retailers. With high population densities and disposable income levels at or near those of the suburbs, urban development is advantageous for the Company, for the tenants who realize high sales per square foot and for the cities that benefit from the new jobs and incremental tax revenues.

The following tables provide lease expiration and significant tenant information relating to the Commercial Group’s retail properties.
Schedule of Retail Lease Expirations as of January 31, 2013

EXPIRATION YEAR	NUMBER OF EXPIRING LEASES	SQUARE FEET OF EXPIRING LEASES (3)	PERCENTAGE OF TOTAL LEASED GLA (1)	CONTRACTUAL RENT EXPIRING (2)	PERCENTAGE OF TOTAL CONTRACTUAL RENT	AVERAGE CONTRACTUAL RENT PER SQUARE FEET EXPIRING (3)
2013	349	1,224,408	10.14%	$36,354,263	10.79%	$34.04
2014	322	1,166,662	9.67	32,885,579	9.76	36.49
2015	244	947,806	7.85	28,376,749	8.42	37.16
2016	258	1,313,697	10.88	41,443,690	12.30	46.98
2017	206	1,291,246	10.70	35,705,193	10.59	34.28
2018	147	639,778	5.30	24,068,379	7.14	37.65
2019	118	977,597	8.10	26,059,449	7.73	31.32
2020	86	710,200	5.88	20,205,756	5.99	37.83
2021	138	1,220,627	10.11	36,723,900	10.89	40.26
2022	92	809,523	6.71	19,825,788	5.88	30.74
Thereafter	60	1,768,035	14.66	35,423,888	10.51	26.11
Total	2,020	12,069,579	100.00%	$337,072,634	100.00%	$35.40

(1)	GLA = Gross Leasable Area.

(2)
Contractual rent expiring is an operating statistic and is not comparable to rental revenue, a Generally Accepted Accounting Principles (“GAAP”) financial measure. The primary differences arise because contractual rent is determined using the tenant’s contractual rental agreements at the Company’s ownership share as determined within the rent agreement and it does not include adjustments such as the impact of straight-line rent, amortization of intangible assets related to in-place leases, above and below market leases, and contingent rental payments (which are not reasonably estimable). Contractual rent per square feet includes base rent, fixed additional charges for marketing/promotional charges, common area maintenance and real estate taxes.

(3)
Square feet of expiring leases and average contractual rent per square feet (less real estate taxes) are operating statistics that represent 100% of the square footage and contractual rental income per square foot from expiring leases.

Schedule of Significant Retail Tenants as of January 31, 2013

(Based on contractual rent 1% or greater of the Company's ownership share)
TENANT	PRIMARY DBA	NUMBER OF LEASES	LEASED SQUARE FEET	PERCENTAGE OF TOTAL RETAIL SQUARE FEET
Bass Pro Shops, Inc.	Bass Pro Shops	3	510,855	4.23%
The TJX Companies, Inc.	Marshalls, T.J.Maxx, HomeGoods	13	404,915	3.35
Regal Entertainment Group	Regal Cinemas, Edwards Theatres, United Artists Theatres	5	381,461	3.16
AMC Entertainment, Inc.	AMC Theatres, MegaStar Theatres	5	377,797	3.13
Gap, Inc.	Banana Republic, Gap, Old Navy	27	347,986	2.88
Dick’s Sporting Goods, Inc.	Dick's Sporting Goods, Golf Galaxy	6	326,866	2.71
The Limited Brands, Inc.	Bath and Body Works, Victoria's Secret	39	234,917	1.95
Best Buy Co., Inc. (1)	Best Buy	8	210,810	1.75
H&M Hennes & Mauritz AB	H&M	9	161,715	1.34
Abercrombie & Fitch Co.	Abercrombie & Fitch, Hollister	22	160,825	1.33
Ascena Retail Group, Inc.	Justice, Lane Bryant, Dressbarn, Catherines	29	145,756	1.21
Forever 21, Inc.	Forever 21	9	132,582	1.10
Footlocker, Inc.	FootLocker, Lady FootLocker, Kids FootLocker, FootAction USA, Champs Sports	33	127,138	1.05
Express, Inc.	Express	10	90,145	0.75
American Eagle Outfitters, Inc.	American Eagle Outfitters, Aerie, 77kids	15	85,972	0.71
Luxottica Group S.p.A.	LensCrafters, Pearle Vision, Sunglass Hut	28	58,739	0.49
Subtotal		261	3,758,479	31.14
All Others		1,759	8,311,100	68.86
Total		2,020	12,069,579	100.00%

(1)	Includes a lease for 54,927 square feet at East River Plaza, with an expiration date of January 31, 2031. Best Buy Co., Inc. has vacated this space but is still contractually obligated for the lease.

The following tables provide lease expiration and significant tenant information relating to the Commercial Group’s office properties.
Schedule of Office Lease Expirations as of January 31, 2013

EXPIRATION YEAR	NUMBER OF EXPIRING LEASES	SQUARE FEET OF EXPIRING LEASES (3)	PERCENTAGE OF TOTAL LEASED GLA (1)	CONTRACTUAL RENT EXPIRING (2)	PERCENTAGE OF TOTAL CONTRACTUAL RENT	AVERAGE CONTRACTUAL RENT PER SQUARE FEET EXPIRING (3)
2013	91	930,283	8.18%	$19,475,116	5.79%	$22.68
2014	68	961,751	8.46	23,780,855	7.07	42.08
2015	62	579,858	5.10	12,184,998	3.62	25.72
2016	64	1,030,243	9.06	25,350,486	7.54	31.92
2017	43	620,644	5.46	10,233,740	3.04	18.18
2018	33	1,302,553	11.45	43,632,672	12.97	38.38
2019	27	740,984	6.52	16,138,969	4.80	28.21
2020	15	1,236,569	10.87	38,969,239	11.58	41.85
2021	14	812,621	7.15	16,311,370	4.85	27.40
2022	15	333,099	2.93	12,434,539	3.70	39.88
Thereafter	34	2,823,339	24.82	117,895,659	35.04	43.64
Total	466	11,371,944	100.00%	$336,407,643	100.00%	$35.36

(1)	GLA = Gross Leasable Area.

(2)
Contractual rent expiring is an operating statistic and is not comparable to rental revenue, a GAAP financial measure. The primary differences arise because contractual rent is determined using the tenant’s contractual rental agreements at the Company’s ownership share as determined within the rent agreement and it does not include adjustments such as the impact of straight-line rent, amortization of intangible assets related to in-place leases, above and below market leases, and contingent rental payments (which are not reasonably estimable). Contractual rent per square feet includes base rent and common area maintenance.

(3)
Square feet of expiring leases and average contractual rent per square feet are operating statistics that represent 100% of the square footage and contractual rental income per square foot from expiring leases.

Schedule of Significant Office Tenants as of January 31, 2013

(Based on contractual rent 2% or greater of the Company’s ownership share)
TENANT	LEASED SQUARE FEET	PERCENTAGE OF TOTAL OFFICE SQUARE FEET
City of New York	1,046,101	9.20%
Millennium Pharmaceuticals, Inc.	705,473	6.20
U.S. Government	478,126	4.20
JP Morgan Chase & Co.	399,141	3.51
WellPoint, Inc.	392,514	3.45
Morgan Stanley & Co.	389,305	3.42
Bank of New York	323,043	2.84
National Grid	259,561	2.28
Clearbridge Advisors, LLC, a Legg Mason Company	201,028	1.77
Covington & Burling, LLP	160,565	1.41
Johns Hopkins University	157,660	1.39
Seyfarth Shaw, LLP	96,909	0.85
Subtotal	4,609,426	40.52
All Others	6,762,518	59.48
Total	11,371,944	100.00%

See the “Commercial Group” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for additional operating statistics.

Residential Group
The Company’s Residential Group owns, develops, acquires, leases and manages residential rental properties in 23 states and the District of Columbia. The Company has been engaged in apartment community development for over 50 years beginning in Northeast Ohio and gradually expanding nationally. Its residential portfolio includes middle-market apartments, upscale urban properties and adaptive re-use developments. The Residential Group also owns, develops and manages military family housing.
At January 31, 2013, the Residential Group’s diverse operating portfolio consisted of:

•	32,564 apartment units in 115 properties; and

•	14,104 military housing units under management in various stages of operations and/or redevelopment.
In addition, the Residential Group has seven projects under construction:

•	Continental Building, a 203 unit apartment community in Dallas, Texas;

•	Aster Northfield, a 352 unit apartment community in Denver, Colorado;

•	Stratford Avenue, a 128 unit apartment community in Fairfield, Connecticut;

•	Brooklyn Atlantic Yards - B2 BKLYN, a 363 unit modular apartment community in Brooklyn, New York;

•	120 Kingston, a 240 unit apartment community in Boston, Massachusetts;

•	The Yards - Twelve12, a 218 unit apartment community in Washington, D.C.; and

•	West Village, a 381 unit apartment community in Dallas, Texas.
Arena
The Company owns and operates the Barclays Center. Opened in September 2012, this 670,000 square foot world-class arena is home to Brooklyn Nets basketball, is future home of the New York Islanders hockey team and expects to host more than 200 cultural and sporting events annually.
Land Development Group
The Company has been in the land development business since the 1930’s. As previously reported, on January 31, 2012, the Company's Board of Directors approved a strategic decision by management to reposition or divest significant portions of its Land Development Group as a part of a greater focus on core rental products in core markets. As a result, the only land holdings that the Company will retain and continue to develop is its Stapleton project in Denver. The Stapleton project represents one of the nation's largest urban redevelopments and is a true mixed-use project with substantial future entitlements, including apartments, retail and office space as well as single family neighborhoods, where the Company sells residential lots to home builders. As of January 31, 2013, the Company owns 289 acres of undeveloped land (including 132 saleable acres) and a purchase option for 1,142 acres at Stapleton over the next 6 years.
Through January 31, 2013, the Company has purchased 1,793 acres at Stapleton. In addition to the developable land that may be purchased through available purchase options, there are 1,116 acres reserved for regional parks and open space at Stapleton, of which 805 acres are currently under construction or have been completed. At January 31, 2013, Stapleton also has over 2.1 million square feet of retail space, approximately 400,000 square feet of office space, over 1.2 million square feet of other commercial space and 1,131 apartment units (of which 352 units are currently under construction).
During the year ended January 31, 2013, the Company established and executed on its strategy related to the land divestiture effort. As of January 31, 2013, the Company has divested of substantially all of its land projects included in the land divestiture effort. During the year ended January 31, 2013, the Company recorded the land held for divestiture activity for fully consolidated land projects and those accounted for on the equity method of accounting on their own separate financial statement line items in the Consolidated Statements of Operations. These activities primarily represent sales of bulk land projects held for divestiture, the associated cost of sales, gains on extinguishment of debt on land held for divestiture and impairment of land held for divestiture.
In addition to sales activities of the Land Development Group, the Company also sells land acquired by its Commercial Group and Residential Group adjacent to their respective projects. Proceeds and related costs from such land sales are included in the revenues and expenses of such groups.
The Nets
The Company's ownership interest in The Nets is through Nets Sports and Entertainment LLC (“NS&E”). NS&E also owns Brooklyn Arena, LLC (“Arena LLC”), an entity that through its subsidiaries oversaw the construction of and has a long-term lease in the Barclays Center arena, the home of The Nets. NS&E consolidates Arena LLC and accounts for its investment in The Nets on the equity method of accounting.

On May 12, 2010, entities controlled by Mikhail Prokhorov (“MP Entities”) invested $223,000,000 and made certain funding commitments (“Funding Commitments”) to acquire 80% of The Nets, 45% of Arena LLC and the right to purchase up to 20% of Atlantic Yards Development Company, LLC, which will develop non-arena real estate. In accordance with the Funding Commitments, the MP Entities agreed to fund The Nets operating needs up to $60,000,000.
The MP Entities met the $60,000,000 funding commitment during the three months ended July 31, 2011. As a result, NS&E was required to fund 100% of the operating needs, as defined, until Barclays Center was complete and open, which occurred on September 28, 2012. Thereafter, members’ capital contributions are made in accordance with the operating agreements. During the year ended January 31, 2013, the Company funded $9,619,000 of The Nets operating requirements, net of the reimbursement from the MP Entities for funding related to the 2012-2013 season.

Net Operating Income
Net Operating Income (“NOI”) is defined by the Company as revenues (excluding straight-line rent adjustments) less operating expenses (including depreciation and amortization for non-real estate groups) plus interest income plus equity in earnings (loss) of unconsolidated entities (excluding gain on disposition and impairment of unconsolidated entities) plus interest expense, gain (loss) on extinguishment of debt, depreciation and amortization of unconsolidated entities. The Company believes NOI provides it, as well as its investors, with additional information about its core business operations and, along with earnings, is necessary to understand its business and operating results. A reconciliation between NOI and Net Earnings (Loss), the most comparable financial measure calculated in accordance with GAAP, is presented below. Although NOI is not presented in accordance with GAAP, investors can use this non-GAAP measure as supplementary information to evaluate the Company's business. NOI is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, the Company's GAAP measures.
Reconciliation of Net Operating Income (non-GAAP) to Net Earnings (Loss) (GAAP) (in thousands):

	Years Ended January 31,
	2013		2012		2011
Revenues from real estate operations		$1,134,687		$1,051,618		$1,078,448
Exclude straight-line rent adjustment		(17,568)		(10,813)		(17,407)
Adjusted revenues		1,117,119		1,040,805		1,061,041
Add interest and other income		45,915		52,094		52,792
Add gain on disposition of partial interests in other investment - Nets		—		—		55,112
Add equity in earnings (loss) of unconsolidated entities, including impairment	$44,631		$(61,039)		$(30,194)
Exclude net loss on land held for divestiture of unconsolidated entities	40,777		41,902		—
Exclude gain on disposition of unconsolidated entities	(51,066)		(12,567)		(23,461)
Exclude impairment of unconsolidated real estate	390		40,284		72,459
Exclude depreciation and amortization of unconsolidated entities	80,997		70,870		54,439
Exclude interest expense of unconsolidated entities	102,723		100,958		81,184
Exclude (gain) loss on extinguishment of debt of unconsolidated entities	495		366		(2,760)
Total NOI from unconsolidated entities	$218,947	218,947	$180,774	180,774	$151,667	151,667
Total adjusted revenues and NOI from unconsolidated entities		1,381,981		1,273,673		1,320,612
Operating expenses		732,275		654,346		632,822
Add back non-Real Estate depreciation and amortization		3,365		3,247		5,028
Exclude straight-line rent adjustment		(2,544)		(4,487)		(5,322)
Exclude preference payment		—		(1,732)		(2,341)
Adjusted operating expenses		733,096		651,374		630,187
Net operating income		648,885		622,299		690,425
Interest expense		(269,229)		(249,799)		(298,201)
Gain (loss) on extinguishment of debt		7,096		9,590		(21,035)
Net gain (loss) on land held for divestiture activity		6,480		(115,654)		—
Total NOI of unconsolidated entities		(218,947)		(180,774)		(151,667)
Net gain on disposition of rental properties and partial interests in rental properties		—		17,665		202,878
Impairment of consolidated real estate		(30,660)		(235)		(4,763)
Depreciation and amortization—Real Estate Groups		(226,296)		(205,554)		(220,054)
Amortization of mortgage procurement costs—Real Estate Groups		(12,112)		(11,317)		(11,000)
Straight-line rent adjustment		15,024		6,326		12,085
Preference payment		—		(1,732)		(2,341)
Earnings (loss) before income taxes		(79,759)		(109,185)		196,327
Income tax benefit (expense)		11,204		63,686		(68,865)
Net gain on change in control of interests		6,766		—		—
Equity in earnings (loss) of unconsolidated entities, including impairment of depreciable real estate		85,408		(19,137)		(30,194)
Net loss on land held for divestiture activity of unconsolidated entities		(40,777)		(41,902)		—
		44,631		(61,039)		(30,194)
Earnings (loss) from continuing operations		(17,158)		(106,538)		97,268
Discontinued operations, net of tax		53,429		105,970		(11,870)
Net earnings (loss)		36,271		(568)		85,398
Noncontrolling interests
(Earnings) loss from continuing operations attributable to noncontrolling interests		1,506		(2,240)		(19,320)
Earnings from discontinued operations attributable to noncontrolling interests		(1,352)		(83,678)		(8,030)
		154		(85,918)		(27,350)
Net earnings (loss) attributable to Forest City Enterprises, Inc.		$36,425		$(86,486)		$58,048
Preferred dividends and inducements of preferred stock conversion		(32,129)		(15,400)		(11,807)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders		$4,296		$(101,886)		$46,241

Net Operating Income by Product Type
Full Consolidation (dollars in thousands)

Year Ended January 31, 2013	Year Ended January 31, 2012	Year Ended January 31, 2011

NOI by Product Type	$714,302	NOI by Product Type	$679,053	NOI by Product Type	$706,093
Casino Land Sale	36,484	Casino Land Sale	42,622	Casino Land Sale	—
Arena	(960)	Arena	(10,652)	Arena	(6,359)
The Nets		The Nets		The Nets
Operations	(4,672)	Operations	(26,814)	Operations	(17,172)
Gain on disposition of partial interest	—	Gain on disposition of partial interest	—	Gain on disposition of partial interest	55,112
Total Nets	(4,672)	Total Nets	(26,814)	Total Nets	37,940
Corporate Activities	(53,944)	Corporate Activities	(53,837)	Corporate Activities	(48,357)
Other (2)	(42,325)	Other (2)	(8,073)	Other (2)	1,108
Grand Total NOI	$648,885	Grand Total NOI	$622,299	Grand Total NOI	$690,425

(1)	Includes limited-distribution subsidized senior housing.

(2)	Includes write-offs of abandoned development projects, non-capitalizable development costs and unallocated management and service company overhead, net of tax credit income.

Competition
The real estate industry is highly competitive in many of the markets in which the Company operates. There are numerous other developers, managers and owners of commercial and residential real estate and undeveloped land that compete with the Company nationally, regionally and/or locally, some of whom may have greater financial resources and market share than the Company. They compete with the Company for management and leasing opportunities, land for development, properties for acquisition and disposition, and for anchor stores and tenants for properties. The Company may not be able to successfully compete in these areas. In addition, competition could over-saturate any market and as a result, the Company may not have sufficient cash to meet the nonrecourse debt service requirements on certain of its properties. Although the Company may attempt to negotiate a restructuring or extension of the nonrecourse mortgage, we may not be successful, which could cause a property to be transferred to the mortgagee.
The Company's multi-family rental residential real estate not only competes against other rental buildings in the area, but other housing options such as condominiums and single home ownership. If trends shift more to home ownership instead of rental, the Company's results of operations and cash flows could be materially and adversely affected.
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
The Barclays Center has one anchor tenant in The Nets and a future anchor tenant in the New York Islanders, subject to National Hockey League ("NHL") approval, but faces competition from other stadiums, arenas, theaters and entertainment venues for high quality sporting events, concerts and entertainment events. Reduced fan interest in The Nets and/or the Islanders could result in lower attendance at the teams home games. In addition, if our competitors attract more of the high quality concerts and other entertainment events, we may have more open dates and/or less profitable events. Any combination of these negative events could materially affect the Company's results of operation and cash flows, and could impact the value of the underlying arena.
In addition to real estate competition, the Company faces competition related to the operation of The Nets. Specifically, The Nets are in competition with other members of the National Basketball Association (“NBA”), other major league sports, college athletics and other sports-related and non-sports related entertainment. If The Nets are not able to successfully manage this risk, they may incur additional losses resulting in an increase of the Company’s share of the total losses of the team.
Number of Employees
The Company had 2,914 employees as of January 31, 2013, of which 2,617 were full-time and 297 were part-time.
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
The Company’s corporate governance documents, including the Company’s Corporate Governance Guidelines, Code of Ethical and Legal Conduct and committee charters, are also available on the Company’s website at www.forestcity.net or in print to any stockholder upon written request addressed to Corporate Secretary, Forest City Enterprises, Inc., Suite 1360, 50 Public Square, Cleveland, Ohio 44113.
The information found on the Company’s website or the SEC website is not part of this Annual Report on Form 10-K.

Item 1A. Risk Factors
Lending and Capital Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt
Current U.S. and global economic conditions remain uncertain despite some recent improvements. The capital markets have continued to improve from post recession lows, with banks and permanent lenders indicating an increased interest in originating new loans for real estate projects, particularly as their existing portfolio loans get paid off. Originations of new loans for commercial mortgage backed securities have continued to improve as well. Although underwriting standards have begun to loosen, lenders continue favoring high quality operating assets in strong markets. Despite these market improvements, we may not be able to obtain financings on terms comparable to those we secured prior to the economic downturn. Economic conditions during the recession required us to curtail our investment in certain new development opportunities, which will negatively impact our growth. We have recently broken ground on several development projects, primarily in multi-family, but will remain cautious in investing in new development opportunities. If economic conditions begin to trend downwards, we may be required to further curtail our development or expansion projects and potentially write down our investments in some projects.
The current uncertain economic conditions, although improved, could deteriorate, which may impact our ability to refinance our debt and obtain renewals or replacement of credit enhancement devices, such as letters of credit. While some of our current financings have extension options, some are contingent upon pre-determined underwriting qualifications. We cannot assure you that projects will meet the required conditions to qualify for such extensions. Our inability to extend, repay or refinance our debt when it becomes due, including upon a default or acceleration event, could result in foreclosure on the properties pledged as collateral, which could result in a loss of our investment. While we continuously work to refinance or extend our maturing debt obligations, we cannot assure you that we will be able to do so on a timely basis. Moreover, lenders in certain circumstances may require a higher rate of interest, repayment of a portion of the outstanding principal or additional equity contributions to the project.
Of our total outstanding long-term debt of approximately $6.8 billion at January 31, 2013, a significant amount becomes due in each of the next three fiscal years. If these amounts are unable to be refinanced, extended or repaid from other sources, such as sales of properties or new equity, our cash flow may not be sufficient to repay all maturing debt.
Our total outstanding debt includes credit enhanced mortgage debt that we have obtained for a number of our properties to back the bonds that are issued by a government authority and then remarketed to the public. Generally, the credit enhancement, such as a letter of credit, expires prior to the terms of the underlying mortgage debt and must be renewed or replaced to prevent acceleration of the underlying mortgage debt. We treat credit enhanced debt as maturing in the year the credit enhancement expires. However, if the credit enhancement is drawn upon due to the inability to remarket the bonds due to reasons including but not limited to market dislocation or a downgrade in the credit rating of the credit enhancer, not only would the bonds incur additional interest expense, but the debt maturity could accelerate to as early as 90 days after the acceleration occurs.
Since the economic downtown, the number of lenders willing to lend on a nonrecourse basis to commercial real estate entities has been reduced, which may hinder our ability to access capital. Further, in the event of a failure of a lender or counterparty to a financial contract, obligations under the financial contract might not be honored and many forms of assets may be at risk and may not be fully returned to us. Should a financial institution, particularly a construction lender, fail to fund its committed amounts when contractually obligated, our ability to meet our obligations and complete projects could be adversely impacted.
The Ownership, Development and Management of Commercial Real Estate is Challenging in the Current Economic Environment and We Do Not Anticipate Meaningful Improvement in the Near Term
The current economic environment continues to impact the real estate industry, specifically for retail and office properties. Unemployment remains at high levels and consumer confidence, while improving, remains low, putting downward pressure on retail sales. Commercial tenants are experiencing financial pressure and are continuing to place demands on landlords to provide rent concessions. The financial hardships on some tenants are so severe that they may leave the market entirely or declare bankruptcy, creating fluctuating vacancy rates in commercial properties. The tenants with good financial condition are considering offers from competing projects and are waiting for the best possible deal before committing.
The stress currently experienced by the real estate industry is particularly evident in our retail development projects. Projects that had good demographics and strong retailer interest to support a retail development when we began construction are experiencing leasing difficulty. When the financial markets began experiencing volatility in the second half of 2008 and the economy entered a recession, we experienced a corresponding volatility in retailer interest for our projects. Retailers continue to express interest in the projects, but are still reluctant to commit to new stores in the current economic environment. As a result of this difficult environment, we have delayed anticipated openings, reduced anticipated rents and incurred additional carrying costs, all resulting in an adverse impact on our business. If we are unable to or decide not to proceed with certain projects, we could incur write-offs, some of which could be substantial, which would have a material adverse affect on our results of operations.

Until the economy, in general, and the real estate industry in particular, experience sustained improvement, fundamentals for the development and management of real estate will remain weak and we will continue to operate in a difficult environment with little near-term expectation of improvement.
We Are Subject to Risks Associated with Investments in Real Estate
The value of, and our income from, our properties may decline due to developments that adversely affect real estate generally and those developments that are specific to our properties. General factors that may adversely affect our real estate portfolios if they were to occur or continue include:

•	Increases in interest rates;

•	The availability of financing, including refinancing or extensions of our nonrecourse mortgage debt maturities, on acceptable terms, or at all;

•	A decline in the economic conditions at the national, regional or local levels, particularly a decline in one or more of our primary markets;

•	Decreases in rental rates;

•	An increase in competition for tenants and customers or a decrease in demand by tenants and customers;

•	The financial condition of tenants, including the extent of bankruptcies and defaults;

•	An increase in supply or decrease in demand of our property types in our primary markets;

•	Declines in consumer confidence and spending during an economic recession that adversely affect our revenue from our retail centers;

•	Declines in housing markets in Stapleton, Colorado that adversely affect our revenue from our ongoing land segment;

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
We Are Subject to Real Estate Development Risks
In addition to the risks described above, our development projects are subject to significant additional risks relating to our ability to complete our projects on time and on budget. Factors that may result in a development project exceeding budget, being delayed or being prevented from completion include:

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
Some of these development risks were magnified during the recession and continue to be heightened given current uncertain and potentially volatile market conditions. See also “Lending and Capital Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt” and “The Ownership, Development and Management of Commercial Real Estate is Exceptionally Challenging in the Current Economic Environment and We Do Not Anticipate Meaningful Improvement in the Near Term” above. If market volatility causes economic conditions to remain unpredictable or to trend downwards, we may not achieve our projected returns on properties under development and we could lose some or all of our investments in those properties. In addition, the lead time required to develop, construct and lease-up a development property has substantially increased, which could adversely impact our projected returns or result in a termination of the development project.
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
Examples of projects that face these and other development risks include the following:

•
Brooklyn Atlantic Yards. We are in the process of developing Brooklyn Atlantic Yards, which we estimate will cost approximately $4.9 billion over the anticipated construction and development period. This long-term mixed-use project in downtown Brooklyn is anchored by the Barclays Center, a state-of-the-art sports and entertainment arena that opened on September 28, 2012. The Barclays Center arena is the home venue of The Nets basketball team, a member of the NBA, and it will be the future home of the New York Islanders professional hockey team, subject to National Hockey League ("NHL") approval. In addition to the Barclays Center, Phase I of Brooklyn Atlantic Yards is comprised of eight buildings totaling approximately 3.4 million square feet—four buildings on the Arena Block (adjacent to the Barclays Center) and four buildings on Block 1129. Phase II consists of seven buildings totaling approximately 3.3 million square feet—three buildings on Block 1120, three buildings on Block 1121 and one building on Block 1128.

As a result of ongoing litigation, a Supplemental Environmental Impact Statement ("SEIS") is required to be completed before proceeding with a portion of Phase I and all of Phase II of the project. We do not expect that the current ongoing litigation and SEIS process will affect the development of the four buildings located on the Arena Block within Phase I.
A substantial amount of additional costs for railyard and infrastructure improvements will be required to proceed with Phase II of Brooklyn Atlantic Yards. More specifically, there is an upcoming December 31, 2013 deadline to commence construction on the Permanent Railyard and to post the completion guaranty for such work. If we choose to begin construction on the Permanent Railyard by December 31, 2013, it must be substantially completed by September 30, 2016. We have previously provided an $86 million letter of credit to the Metropolitan Transit Authority ("MTA") as collateral for such future work related to the construction of the Permanent Railyard. In order to construct the aforementioned eight buildings in Phase II, we will be required to construct a platform over the new Permanent Railyard.
Alternatively, if we do not commence construction on the Permanent Railyard by December 31, 2013, we will be in default of various MTA project agreements and the MTA will have the ability to draw down our $86 million letter of credit. We would also lose approximately 3.3 million square feet of development rights for Phase II of Brooklyn Atlantic Yards.
There is also the potential for increased costs and further delays to the project as a result of (i) increasing construction costs, (ii) scarcity of labor and supplies, (iii) the unavailability of additional needed financing, (iv) our or our partners’ inability or failure to meet required equity contributions, (v) increasing rates for financing, (vi) our inability to meet certain agreed upon deadlines for the development of the project and (vii) other potential litigation seeking to enjoin or prevent the project or litigation for which there may not be insurance coverage. In addition, as applicable contractual and other deadlines and decision points approach, we could have less time and flexibility to plan and implement our responses to these or other risks to the extent that any of them may actually arise.

If any of the foregoing risks were to occur we may: (i) not be able to develop Brooklyn Atlantic Yards to the extent intended resulting in a potential write-off of our investment, (ii) be required to pay the City and/or State of New York liquidated damages for failure to meet certain agreed upon project deadlines, and (iii) be in default of our non-recourse mortgages on the project. The exposure to loss on this investment, excluding our investments in Barclays Center and B2 BKLYN, a modular apartment community currently under construction at Brooklyn Atlantic Yards, and any potential write-offs or any liquidated damages described in (ii) of this paragraph, is approximately $600,000,000. This exposure to loss could have a significant, material adverse effect on our business, cash flows and results of operations. Even if we were able to continue with the development, or a portion thereof, we would likely not be able to do so as quickly as originally planned, would be likely to incur additional costs and may need to write-off a portion of the development.
In addition to the risks above, the Company may elect to pursue future vertical development of this project with joint venture partners. If forming these new joint ventures results in us granting joint control or losing control of the asset, we may have to deconsolidate the individual asset and its allocation of the site allocation costs. Upon deconsolidation, our investment in the joint venture would be recorded at fair value and evaluated on a quarterly basis for other than temporary impairment. This could result in future impairments, some of which could be significant that would not otherwise be required if the real estate remained consolidated.

•
Westchester’s Ridge Hill. Retail leasing at our Westchester’s Ridge Hill development project in Westchester County, New York, has continued to progress slowly. Currently, the center is 60% leased including Parcel L, which is a self contained pad site at the southern end of the center. Portions of the retail center have been open since May 2011; however; future phases have not opened and the entire project is subject to a completion guaranty. The opening dates for additional tenants are dependent upon our leasing efforts which in turn could increase our equity requirements into this project.

We Are Committed to Using a New Construction Methodology on B2 BKLYN, Modular Construction, and Have Invested in a Facility to Produce the Modular Units, Both of Which Expose Us to Additional Development Risk
We have partnered with a large international development and construction company to operate a facility for the fabrication of apartment modular units that will be used in the construction of B2 BKLYN, a multi-family highrise in Brooklyn, New York, which is expected to be 32 stories and contain 363 apartment units.
In addition to risks inherent in construction projects generally, such as unanticipated site conditions, environmental, and force majeure issues, the following additional risks exist with setting up the modular facility and constructing B2 BKLYN using modular methodology:

•	Facility start-up costs can be more than anticipated, which would require additional equity;

•	The facility setup might take longer than anticipated, which would lead to the delay of the completion of B2 BKLYN;

•
High rise modular has not previously been done at the heights of B2 BKLYN; therefore, the design may need to be revised and assembly may not occur as expected, each having the potential to cause project delays and additional construction costs;

•	Our partner could experience financial difficulty and be unable to cover its share of cost overruns, which could impact the timely completion of the project or require us to infuse additional equity;

•	Third party claims that any element of the design or construction methodology infringes on protected intellectual rights could delay the project and increase construction costs; and

•
A plumbers' organization has requested the City Building Department to explain its issuance of permits and approvals for the production of modules at the facility where the modular units will be constructed, in light of New York City building code licensing requirements. Any claim or claims filed in connection with this request could delay the construction, and increase the construction costs, of B2 BKLYN.

Vacancies in Our Properties May Adversely Affect Our Results of Operations, Cash Flows and Fair Value Calculations
Our results of operations and cash flows may be adversely affected if we are unable to continue leasing a significant portion of our commercial and residential real estate portfolio. We depend on commercial and residential tenants in order to collect rents and other charges. The economic downturn has impacted our tenants on many levels. Despite some improvement in certain economic measures, it will take time for many of our current or perspective tenants to achieve a similar financial outlook they had prior to the recession. The downturn has been particularly hard on commercial retail tenants, many of whom have announced store closings and scaled backed growth plans. If we are unable to sustain historical occupancy levels in our real estate portfolio, our cash flows and results of operations could be adversely affected. Our ability to sustain our current and historical occupancy levels also depends on many other factors that are discussed elsewhere in this section.

The Slow Recovery in the Housing Market May Continue to Adversely Affect Our Results of Operations and Cash Flows
The United States has experienced a sustained downturn in the residential housing markets, resulting in a decline in both the demand for, and price of, housing and has just recently seen some positive signs that may lead to a recovery. Any recovery in the housing market is expected to be slow. For our remaining active land project, Stapleton, we depend on homebuilders and buyers, which have been significantly and adversely impacted by the housing downturn, to continue buying our land held for sale. Our residential land sales at Stapleton have remained steady and were not as negatively impacted by the recession as other residential land projects. However, if the market does not recover, it may eventually impact Stapleton. We do not know how long it will take the national housing market to recover or if we will ever see a return to previous conditions. Our ability to sustain our historical sales levels of land at Stapleton depends in part on the continued strength of the local housing market. Our failure to successfully sell our land held for sale on favorable terms would adversely affect our results of operations and cash flows and could result in a write-down in the value of our land due to impairment.
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
Tenants at our retail properties face continual competition in attracting customers from Internet shopping, retailers at other shopping centers, catalogue companies, online merchants, television shopping networks, warehouse stores, large discounters, outlet malls, wholesale clubs, direct mail and telemarketers. Our competitors and those of our tenants could have a material adverse effect on our ability to lease space in our properties and on the rents we can charge or the concessions we can grant. This in turn could materially and adversely affect our results of operations and cash flows, and could affect the realizable value of our assets upon sale. Further, as new technologies emerge, the relationship among customers, retailers, and shopping centers are evolving on a rapid basis and it is critical that we adapt to such new technologies and relationships on a timely basis.
We May Be Unable to Sell Properties to Reposition Our Portfolio
Because real estate investments are relatively illiquid, we may be unable to dispose of underperforming properties and may be unable to reposition our portfolio in response to changes in national, regional or local real estate markets. In addition, potential buyers may be unable to secure financing, which could negatively impact our ability to dispose of our properties. As a result, we may incur operating losses from some of our properties and may have to write-down the value of some properties due to impairment.
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
In addition, our ability to collect rents and other charges will be even more difficult if the tenant is bankrupt or insolvent. While our tenants have from time to time filed for bankruptcy or been involved in insolvency proceedings, there have been an increased number of bankruptcies with the most recent recession. We may be required to expense costs associated with leases of bankrupt tenants and may not be able to replace future rents for tenant space rejected in bankruptcy proceedings which could adversely affect our properties. The current bankruptcies of some of our tenants, and the potential bankruptcies of other tenants in the future, could make it difficult for us to enforce our rights as lessor and protect our investment.
Based on tenants with net base rent of greater than 2% of total net base rent as of January 31, 2013, our five largest office tenants by leased square feet are the City of New York, Millennium Pharmaceuticals, Inc., U.S. Government, JP Morgan Chase & Co. and WellPoint, Inc.. Given our large concentration of office space in New York City, we may be adversely affected by the consolidation or failure of certain financial institutions. As of January 31, 2013, our five largest retail tenants by leased square feet are Bass Pro Shops, Inc., The TJX Companies, Inc., Regal Entertainment Group, AMC Entertainment, Inc. and Gap, Inc. An event of default or bankruptcy of one of our largest tenants would increase the adverse impact on us.

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
We May Be Negatively Impacted by International Activities
While our international activities are limited in scope and generally focused on evaluating various international opportunities, we have begun to expand our international business activities subjecting us to risks that could have an adverse effect on the projected returns on the international projects or our overall results of operations. As we expand into international markets, we have limited or no prior experience developing and managing international properties in such markets, or dealing with foreign economies or cultures, changes in political environments or changes in exchange rates for foreign currencies. As a result, we may have to rely on the efforts and abilities of foreign business partners and agents. We may also experience difficulties integrating these properties into our business operations. In addition, these international activities increase our exposure to fines and penalties stemming from a variety of local, federal and international laws and regulations governing these foreign properties and business activities including the Foreign Corrupt Practices Act and other laws related to anti-corruption and anti-bribery. Although we have implemented policies and procedures designed to ensure compliance with these laws, we cannot be sure that our employees, contractors, partners or agents will not violate our policies. Any such violations could materially damage our reputation, international expansion efforts, and projected returns on foreign investments, which could in turn have an adverse effect on our results of operations.
Terrorist Attacks and Other Armed Conflicts May Adversely Affect Our Business
We have significant investments in large metropolitan areas, including New York City, Philadelphia, Boston, the Greater Washington D.C. metropolitan area, Denver, Dallas, Chicago, Los Angeles and the Greater San Francisco metropolitan area, which face a heightened risk related to terrorism. Some tenants in these areas may choose to relocate their business to less populated, lower-profile areas of the United States. This could result in a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. In addition, properties in our real estate portfolio could be directly impacted by future terrorist attacks, which could cause the value of our property and the level of our revenues to significantly decline.
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
We Are Subject to the Risks of Owning and Operating an Arena
The Barclays Center arena opened on September 28, 2012 and is the home venue for The Nets basketball team. In addition to The Nets basketball games, the mix of events at the Barclays Center will feature a variety of concerts, family shows, and other sporting events. Additionally, the New York Islanders professional hockey team has also announced plans to relocate to the Barclays Center for the 2015-16 hockey season, subject to approval by the NHL. As we approach stabilized operations, our investment in the Barclays Center is dependent on a number of factors, which could adversely affect us, including:

•	Pricing and sales pace for suites and sponsorships, including new sales and renewals of existing agreements;

•	Attendance at games and events, which drive on-site spending for concessions and merchandise;

•	General economic conditions that affect corporate and individual spending on entertainment and leisure activities;

•	Ability to secure event bookings through relationships with promoters, artists and other clients;

•	Popularity of live entertainment events as a whole and individual acts;

•	Popularity of The Nets and New York Islanders, their on-court and on-ice performance, and overall fan base;

•	Competition from other event venues in our marketplace;

•	Competition from other leisure-time activities, such as television, radio, and the internet;

•	Organized labor matters; and

•	Actions of the NBA, NHL, The Nets and the New York Islanders.
The Investment in a Professional Sports Franchise Involves Certain Risks and Future Losses Are Expected for The Nets
On August 16, 2004, we purchased a legal ownership interest in The Nets. The purchase of the interest in The Nets was the first step in our efforts to pursue development projects at Brooklyn Atlantic Yards. For a more thorough discussion of the risks associated with the Brooklyn Atlantic Yards project, see “We Are Subject to Real Estate Developments Risks.” On May 12, 2010, we, through our consolidated subsidiary NS&E, closed on a purchase agreement with the MP Entities. The transaction resulted in a change of controlling ownership interest in The Nets. Following the transaction with the MP Entities, NS&E retained a 20% non-controlling ownership of The Nets. As we have a 62% ownership interest in NS&E, our resulting ownership interest in The Nets after the transaction is approximately 12%.
Our investment in The Nets is subject to a number of operational risks, including risks associated with operating conditions, competitive factors, economic conditions and industry conditions. If The Nets are not able to successfully manage the following operational risks, The Nets may incur operating losses:

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
Our High Debt Leverage May Prevent Us from Responding to Changing Business and Economic Conditions
Our high degree of debt leverage could limit our ability to obtain additional financing or adversely affect our liquidity and financial condition. We have a high ratio of debt (consisting of nonrecourse mortgage debt, a revolving credit facility and senior and subordinated debt) to total market capitalization. This ratio was approximately 68.5% and 75.1% at January 31, 2013 and 2012, respectively, based on our long-term debt outstanding at that date and the market value of our outstanding Class A common stock and Class B common stock. Our high leverage may adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes and may make us more vulnerable to a prolonged downturn in the economy.
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

Our Corporate Debt Covenants Could Adversely Affect Our Financial Condition
We have guaranteed the obligations of our wholly-owned subsidiary, Forest City Rental Properties Corporation, or FCRPC, under the Fourth Amended and Restated Credit Agreement and Fourth Amended and Restated Guaranty of Payment of Debt (the "Amended Credit Facility"). The Amended Credit Facility imposes a number of restrictive covenants on us, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that we may incur, restrictions on the pledging of ownership interests in subsidiaries, limitations on the use of cash sources, limitations on our ability to pay dividends on our common and preferred stock and limitations of our ability to repurchase our common stock. The Amended Credit Facility also requires us to maintain a specified minimum liquidity, debt yield, debt service coverage, cash flow coverage and development asset ratios and consolidated shareholders’ equity.
The indentures under which our senior and subordinated debt is issued also contain certain restrictive covenants, including, among other things, limitations on our ability to incur debt, pay dividends, acquire our common or preferred stock, permit liens on our properties or dispose of assets.
While we are in compliance with all of our covenants at January 31, 2013, we cannot guarantee our future compliance with any of the covenants. The failure to comply with any of our financial or non-financial covenants could result in an event of default and accelerate some or all of our indebtedness, which could have a material adverse effect on our financial condition. Our ability to comply with these covenants will depend upon our future economic performance. These covenants may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be desirable or advantageous to us.
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
When a hedging agreement is required under the terms of a mortgage loan, it is often a condition that the hedge counterparty agree to certain conditions which include, but are not limited to, maintaining a specified credit rating. With the current volatility in the financial markets and reporting requirements recently adopted by governmental agencies, there is a reduced pool of eligible counterparties that can meet or are willing to agree to the required conditions which has resulted in an increased cost for hedging agreements. This could make it difficult to enter into hedging agreements in the future. Additionally, if the counterparty failed to satisfy any of the required conditions and we were unable to renegotiate the required conditions with the lender or find an alternative counterparty for such hedging agreements, we could be in default under the loan and the lender could take that property through foreclosure.
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
Any Rise in Interest Rates Will Increase Our Interest Costs
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of January 31, 2013, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $6,770,000 at January 31, 2013. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $6,342,000 at January 31, 2013. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized. For variable rate bonds, during times of market illiquidity, a premium interest rate could be charged on the bonds to successfully market them which would result in even higher interest rates.

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
Our Business Will Be Adversely Impacted Should an Uninsured Loss, a Loss in Excess of Insurance Limits or a Delayed or Denied Insurance Claim Occur
We carry comprehensive insurance coverage for general liability, property, flood, wind, earthquake and rental loss (and environmental insurance on certain locations) with respect to our properties within insured limits and policy specifications that we believe are customary for similar properties. There are, however, specific types of potential losses, including environmental loss or losses of a catastrophic nature, such as losses from wars, terrorism, hurricanes, wind, earthquakes or other natural disasters, that in our judgment, cannot be purchased at a commercially viable cost or whereby such losses, if incurred, would exceed the insurance limits procured. In the event of an uninsured loss or a loss in excess of our insurance limits, or a failure by an insurer to meet its obligations under a policy, we could lose both our invested capital in, and anticipated profits from, the affected property and could be exposed to liabilities with respect to that which we thought we had adequate insurance to cover. Any such uninsured loss could materially and adversely affect our results of operations, cash flows and financial position. Under our current policies, which expire October 31, 2013, our properties are insured against acts of terrorism, subject to various limits, deductibles and exclusions for acts of war and terrorist acts involving biological, chemical and nuclear damage. Once these policies expire, we may not be able to obtain adequate terrorism coverage at a commercially reasonable cost. In addition, our insurers may not be able to maintain reinsurance sufficient to cover any losses that we may incur as a result of terrorist acts. As a result, our insurers’ ability to provide future insurance for any damages that we sustain as a result of a terrorist attack may be reduced or eliminated.
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
As a property developer, owner, and manager, we will likely experience property and liability claims and will reasonably seek the coverage of the insurance policies that we have procured. There may be instances where there are severe and complex claims that can be prolonged and litigated and insurance recoveries may be delayed, partially delayed or ultimately denied in full. This delay or denial may have an adverse impact on our financial condition.
We also carry several other types of insurance policies that have various terms. However, these may not cover all claims, alleged claims, or actual losses that may potentially occur or are made by various parties against us.
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
We have invested, and will continue to, invest in properties that are or have been used for or are near properties that have had industrial purposes in the past. As a result, our properties are or may become contaminated with hazardous or toxic substances. We will incur costs to investigate and possibly to remediate those conditions and it is possible that some contamination will remain in or under the properties even after such remediation. While we investigate these sites and work with all relevant governmental authorities to meet their standards given our intended use of the property, it is possible that there will be new information identified in the future that indicates there are additional unaddressed environmental impacts, there could be technical developments that will require new or different remedies to be undertaken in the future, and the regulatory standards imposed by governmental authorities could change in the future.
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
The Ratner, Miller and Shafran Families Own a Controlling Interest in the Company, and Those Interests May Differ from Other Shareholders
Our authorized common stock consists of Class A common stock and Class B common stock. The economic rights of each Class of common stock are identical, but the voting rights differ. The Class A common stock, voting as a separate class, is entitled to elect 25% of the members of our Board of Directors, while the Class B common stock, voting as a separate class, is entitled to elect the remaining members of our Board of Directors. On all other matters, the Class A common stock and Class B common stock vote together as a single class, with each share of our Class A common stock entitled to one vote per share and each share of Class B common stock entitled to ten votes per share. At February 28, 2013, members of the Ratner, Miller and Shafran families, which include members of our current board of directors and executive officers, owned 89.1% of the Class B common stock. RMS, Limited Partnership (“RMS LP”), which owned approximately 88.6% of the Class B common stock, is a limited partnership, comprised of interests of these families, with seven individual general partners, currently consisting of:

•	Samuel H. Miller, Co-Chairman Emeritus of our Board of Directors;

•	Charles A. Ratner, Chairman of our Board of Directors;

•	Ronald A. Ratner, Executive Vice President of Forest City and a Director;

•	Brian J. Ratner, Executive Vice President of Forest City and a Director;

•	Deborah Ratner Salzberg, President of Forest City Washington, Inc., a subsidiary of Forest City, and a Director;

•	Joan K. Shafran; and

•	Abraham Miller.

Charles A. Ratner, James A. Ratner, Executive Vice President of Forest City, and Ronald A. Ratner are brothers. Albert B. Ratner, Co-Chairman Emeritus of our Board of Directors, is the father of Brian J. Ratner and Deborah Ratner Salzberg and is first cousin to Charles A. Ratner, James A. Ratner, Ronald A. Ratner, Joan K. Shafran and Bruce C. Ratner, Executive Vice President of Forest City and a Director. Samuel H. Miller was married to Ruth Ratner Miller (now deceased), a sister of Albert B. Ratner, and is the father of Abraham Miller. General partners holding 60% of the total voting power of RMS LP determine how to vote the Class B common stock held by RMS LP. No person may transfer his or her interest in the Class B common stock held by RMS LP without complying with various rights of first refusal.
In addition, at February 28, 2013, members of these families collectively owned 7.8% of the Class A common stock. As a result of their ownership in Forest City, these family members and RMS LP have the ability to elect a majority of our Board of Directors and to control our management and policies. Generally, they may, without the consent of our other shareholders, determine the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and may also prevent or cause a change in control of Forest City.
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
RMS Investment Corp. Provides Property Management and Leasing Services to Us and Is Controlled By Some of Our Affiliates
We paid approximately $261,000 and $230,000 as total compensation during the years ended January 31, 2013 and 2012, respectively, to RMS Investment Corp. for property management and leasing services. RMS Investment Corp. is controlled by members of the Ratner, Miller and Shafran families, some of whom are our directors and executive officers.
RMS Investment Corp. manages and provides leasing services to our Cleveland-area specialty retail center, Golden Gate, which has 361,000 square feet. The current rate of compensation for this management service is 4% of all rental income, plus a leasing fee of generally 1% to 6% of rental income of all new or renewed leases. Management believes these fees are comparable to those other management companies would charge to non-affiliated third parties in similar circumstances.
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
Legislative and Regulatory Actions Taken Now or in the Future Could Adversely Affect Our Business
Current economic conditions have resulted in governmental regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. This increased scrutiny has resulted in unprecedented programs and actions targeted at restoring stability in the financial markets.
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

Changes in Federal, State or Local Tax Laws Could Adversely Affect Our Business
From time to time, changes in federal, state and local tax laws or regulations are enacted. These changes could impact the rates paid for items such as income, real estate, sales or other taxes. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and amounts of such changes. If such changes occur, we may be required to pay additional taxes on our assets, equity or income. Such changes could also impact our tenants as well as individual customers of those tenants, which could impact our ability to lease space in our properties. This in turn could materially and adversely affect our results of operations and cash flows.
Changes in Market Conditions Could Continue to Hurt the Market Price of Our Publicly Traded Securities
The stock market has experienced volatile conditions, particularly with respect to companies in the real estate industry, resulting in substantial price and volume fluctuations that are often unrelated or disproportionate to the financial performance of companies. These broad market and industry fluctuations may adversely affect the price of our common stock regardless of our operating performance. A decline in the price of our common stock could have an adverse effect on our business by reducing our ability to generate capital through sales of our common stock, subjecting us to further credit rating downgrades and, in the case of a substantial decline, increasing the risk of not satisfying the New York Stock Exchange’s continued listing standards.
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
Cybersecurity Risks and Cyber Incidents Could Adversely Affect Our Business and Disrupt Operations
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those that we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Corporate headquarters of Forest City Enterprises, Inc. are located in Cleveland, Ohio and are owned by the Company. The Company’s core markets include Boston, Chicago, Dallas, Denver, Los Angeles, New York City, Philadelphia, the Greater San Francisco metropolitan area and the Greater Washington D.C. metropolitan area.
The following schedules present information on our portfolio of real estate assets. The first two schedules and footnotes relate to the Company’s Development Pipeline and provide information on 2012 property openings and those projects under construction as of January 31, 2013. The Real Estate Portfolio is a listing by product type, broken out by consolidated and unconsolidated assets.

Forest City Enterprises, Inc.
Development Pipeline
January 31, 2013
2012 Openings

Property	Location	Date Opened	FCE Legal Ownership %	Consolidated (C) Unconsolidated (U)	Total Cost (in millions)	Square Feet/ Number of Units	Gross Leasable Area		Lease Commitment % (a)

Retail Center:
The Yards - Boilermaker Shops	Washington, D.C.	Q4-12	100%	C	$21.9	39,000	39,000		63%

Office:
Johns Hopkins Parking Garage	Baltimore, MD	Q4-12	85%	C	$29.3	492,000

Residential:
The Aster Town Center	Denver, CO	Q1-12/Q2-12	90%	C	$10.4	85			91%
Botanica Eastbridge	Denver, CO	Q3-12	90%	C	15.4	118			53%
					$25.8	203
Arena:
Barclays Center	Brooklyn, NY	Q3-12	34%	C	$950.7	670,000	18,000 seats	(b)	82% (c)
Total Openings					$1,027.7

Fee Development Project (d)
Las Vegas City Hall	Las Vegas, NV	Q1-12	-	-	$146.2	270,000
See footnotes on the following page.

Forest City Enterprises, Inc.
Development Pipeline
January 31, 2013
Under Construction

Property	Location	Opening/ Anticipated Opening	FCE Legal Ownership %		Consolidated (C) Unconsolidated (U)	Total Cost (in millions)	Square Feet/ Number of Units	Gross Leasable Area	Lease Commitment % (a)

Retail Center:
The Yards - Lumber Shed	Washington, D.C.	Q3-13	100%		C	$15.5	32,000	32,000	80%

Residential:
Continental Building	Dallas, TX	Q1-13	100%		C	$54.6	203	5,000
Aster Northfield	Denver, CO	Q3-13/14	90%		C	50.0	352	—
Stratford Avenue	Fairfield, CT	Q3-13/Q4-13	100%		C	23.2	128	—
Brooklyn Atlantic Yards - B2 BKLYN	Brooklyn, NY	Q2-14	100%		C	183.9	363	—
120 Kingston	Boston, MA	Q2-14	50%		U	133.3	240	5,000
The Yards - Twelve12	Washington, D.C.	Q3-14	80%	(e)	C	119.8	218	88,000	Retail: 90%
West Village	Dallas, TX	Q3-14/15	100%		C	88.6	381	—
						$653.4	1,885	98,000
Total Under Construction						$668.9

Fee Development Project (d)
Dept. of Health & Mental Hygiene (DHMH)	Baltimore, MD	Q2-14	-		-	$135.0	234,000
FOOTNOTES

(a)	Lease commitments as of March 1, 2013.

(b)
The Nets, a member of the NBA, has a 37 year license agreement to use the arena with approximately 18,000 seats for NBA games. Additionally, the arena is expected to be the future home of the New York Islanders, a member of the National Hockey League ("NHL"), with a 14,500 seating configuration for NHL events.

(c)
Represents the percentage of forecasted contractually obligated arena income that is under contract. Contractually obligated income, which include revenue from naming rights, sponsorships, suite licenses, Nets minimum rent and food concession agreements, accounts for 72% of total forecasted revenues for the arena. Percentage at January 31, 2013, excludes anticipated rent from the New York Islanders since the team is not anticipated to relocate to Barclays Center until 2015 and is subject to approval by the NHL.

(d)	These are fee development projects in which the Company has no ownership interests. Therefore, these costs are not included on the Company’s balance sheet.

(e)	Represents legal ownership of the residential units. Legal ownership for the retail space is 100%.

Forest City Enterprises, Inc.
Development Pipeline
January 31, 2013
Military Housing - 2012 Openings and Under Construction
Below is a summary of the Company’s unconsolidated equity method investments for Military Housing development projects. The Company provides development, construction and management services for these projects and receives agreed upon fees for these services. Phases are considered under construction until the completion of the initial development period as defined in the respective agreements.

Property	Location	Opening/ Anticipated Opening	Completed Cost (in millions)	Number of Units

Military Housing - 2012 Opening
Air Force - Southern Group: Keesler Air Force Base	Biloxi, MS	2011-2012	$5.0	1,188

Military Housing - Under Construction
Hawaii Phase IV	Kaneohe, HI	2007-2014	$479.3	1,141
Air Force - Southern Group:
Joint Base Charleston	Charleston, SC	2011-2013	76.4	345
Arnold Air Force Base	Tullahoma, TN	2011-2013	10.2	22
Shaw Air Force Base	Sumter, SC	2011-2015	152.7	630
Total Under Construction			$718.6	2,138

Real Estate Portfolio as of January 31, 2013 - Commercial Group - Office Buildings

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Major Tenants	Leasable Square Feet	Leasable Square Feet at Pro- Rata %
Consolidated Office Buildings
2 Hanson Place	2004	100.00%	100.00%	Brooklyn, NY	Bank of New York, HSBC	399,000	399,000
4930 Oakton	2006	100.00%	100.00%	Skokie, IL	Sanford Brown College	40,000	40,000
Ballston Common Office Center	2005	100.00%	100.00%	Arlington, VA	US Coast Guard	174,000	174,000
Colorado Studios	2007	90.00%	90.00%	Denver, CO	Colorado Studios	75,000	68,000
Commerce Court	2007	100.00%	100.00%	Pittsburgh, PA	US Bank; Wesco Distributors; Cardworks Services; Marc USA	379,000	379,000
Edgeworth Building	2006	100.00%	100.00%	Richmond, VA	Hirschler Fleischer; Ernst & Young; Rummel, Klepper & Kahl	137,000	137,000
Eleven MetroTech Center	1995	85.00%	85.00%	Brooklyn, NY	City of New York - DoITT; E-911	216,000	184,000
Fifteen MetroTech Center	2003	95.00%	95.00%	Brooklyn, NY	Wellpoint, Inc.; City of New York - HRA	650,000	618,000
Halle Building	1986	100.00%	100.00%	Cleveland, OH	Case Western Reserve University; CEOGC	409,000	409,000
Harlem Center	2003	100.00%	100.00%	Manhattan, NY	Office of General Services-Temporary Disability & Assistance; State Liquor Authority	147,000	147,000
Higbee Building	1990	100.00%	100.00%	Cleveland, OH	Key Bank; Horseshoe Casino	815,000	815,000
Illinois Science and Technology Park
4901 Searle (A)	2006	100.00%	100.00%	Skokie, IL	Northshore University Health System	224,000	224,000
8025 Lamon (P)	2006	100.00%	100.00%	Skokie, IL	NanoInk, Inc.; WIL Research; Vetter Development Services	128,000	128,000
8030 Lamon (J)	2010	100.00%	100.00%	Skokie, IL	Leasing in progress	147,000	147,000
8045 Lamon (Q)	2007	100.00%	100.00%	Skokie, IL	Astellas; Polyera; Fresenius Kabi USA, LLC	161,000	161,000
Johns Hopkins - 855 North Wolfe Street	2008	83.99%	98.81%	Baltimore, MD	Johns Hopkins; Brain Institute; Howard Hughes Institute; Lieber Institute	279,000	276,000
Mesa del Sol - 5600 University SE	2006	95.00%	95.00%	Albuquerque, NM	MSR-FSR, LLC; CFV Solar	87,000	83,000
Mesa del Sol - Aperture Center	2008	95.00%	95.00%	Albuquerque, NM	Forest City Covington NM, LLC	76,000	72,000
Mesa del Sol - Fidelity	2008/2009	80.00%	80.00%	Albuquerque, NM	Fidelity Investments	210,000	168,000
New York Times	2007	100.00%	100.00%	Manhattan, NY	ClearBridge Advisors, LLC, a Legg Mason Co.; Covington & Burling; Osler Hoskin & Harcourt; Seyfarth Shaw	738,000	738,000
Nine MetroTech Center North	1997	85.00%	85.00%	Brooklyn, NY	City of New York - Fire Department	317,000	269,000
One MetroTech Center	1991	82.50%	82.50%	Brooklyn, NY	JP Morgan Chase; National Grid	937,000	773,000
One Pierrepont Plaza	1988	100.00%	100.00%	Brooklyn, NY	Morgan Stanley; U.S. Probation	659,000	659,000
Post Office Plaza	1990	100.00%	100.00%	Cleveland, OH	URS Energy; Chase Home Finance, LLC; Quicken Loans; Squire Sanders	476,000	476,000
Richmond Office Park	2007	100.00%	100.00%	Richmond, VA	The Brinks Co.; Wells Fargo; Bon Secours Virginia HealthSource	568,000	568,000
Skylight Office Tower	1991	92.50%	100.00%	Cleveland, OH	Ulmer & Berne, LLP; Social Security Administration	321,000	321,000
Stapleton - 3055 Roslyn	2006	90.00%	90.00%	Denver, CO	University of Colorado Hospital	45,000	41,000
Ten MetroTech Center	1992	100.00%	100.00%	Brooklyn, NY	Leasing in progress	365,000	365,000
Terminal Tower	1983	100.00%	100.00%	Cleveland, OH	Forest City Enterprises, Inc.; Falls Communications; Riverside Company	597,000	597,000
Twelve MetroTech Center	2004	100.00%	100.00%	Brooklyn, NY	National Union Fire Insurance Co.	177,000	177,000
Two MetroTech Center	1990	82.50%	82.50%	Brooklyn, NY	City of New York - Board of Education; City of New York - DoITT; Internal Revenue Service	522,000	431,000
University of Pennsylvania	2004	100.00%	100.00%	Philadelphia, PA	University of Pennsylvania	122,000	122,000
Consolidated Office Buildings Subtotal						10,597,000	10,166,000

Real Estate Portfolio as of January 31, 2013 - Commercial Group - Office Buildings (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Major Tenants	Leasable Square Feet	Leasable Square Feet at Pro- Rata %
Unconsolidated Office Buildings
35 Landsdowne Street	2002	51.00%	51.00%	Cambridge, MA	Millennium Pharmaceuticals	202,000	103,000
350 Massachusetts Ave	1998	50.00%	50.00%	Cambridge, MA	Star Market; Novartis; Millenium Pharmaceuticals	169,000	85,000
40 Landsdowne Street	2003	51.00%	51.00%	Cambridge, MA	Millennium Pharmaceuticals	215,000	110,000
45/75 Sidney Street	1999	51.00%	51.00%	Cambridge, MA	Millennium Pharmaceuticals; Novartis	277,000	141,000
65/80 Landsdowne Street	2001	51.00%	51.00%	Cambridge, MA	Partners HealthCare System	122,000	62,000
818 Mission Street	2008	50.00%	50.00%	San Francisco, CA	Denny's; Community Vocational Enterprises	28,000	14,000
88 Sidney Street	2002	51.00%	51.00%	Cambridge, MA	Vertex Pharmaceuticals	145,000	74,000
Bulletin Building	2006	50.00%	50.00%	San Francisco, CA	Great West Life and Annuity; Corinthian School; SF Filipino Cultural Center	78,000	39,000
Clark Building	1989	50.00%	50.00%	Cambridge, MA	Sanofi Pasteur Biologics; Agios Pharmaceuticals	122,000	61,000
Enterprise Place	1998	50.00%	50.00%	Beachwood, OH	University of Phoenix; Advance Payroll; PS Executive Centers; Retina Assoc. of Cleveland	132,000	66,000
Jackson Building	1987	51.00%	51.00%	Cambridge, MA	Ariad Pharmaceuticals	99,000	50,000
Liberty Center	1986	50.00%	50.00%	Pittsburgh, PA	Federated Investors; Direct Energy Business	526,000	263,000
Richards Building	1990	51.00%	51.00%	Cambridge, MA	Genzyme Biosurgery; Ariad Pharmaceuticals, Inc.	126,000	64,000
Signature Square I	1986	50.00%	50.00%	Beachwood, OH	Ciuni & Panichi; PCC Airfoils; Liberty Bank	79,000	40,000
Signature Square II	1989	50.00%	50.00%	Beachwood, OH	Pro Ed Communications; Goldberg Co.; Resilience Mgt.	82,000	41,000
Unconsolidated Office Buildings Subtotal						2,402,000	1,213,000
Total Office Buildings at January 31, 2013						12,999,000	11,379,000
Total Office Buildings at January 31, 2012						13,517,000	11,713,000

Real Estate Portfolio as of January 31, 2013 - Commercial Group - Retail Centers

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Major Tenants/Anchors	Total Square Feet	Total Square Feet at Pro- Rata %	Gross Leasable Area	Gross Leasable Area at Pro- Rata %
Consolidated Regional Malls
Antelope Valley Mall	1990/1999	98.00%	100.00%	Palmdale, CA	Macy’s; Sears; JCPenney; Dillard’s; Forever 21; Cinemark Theatre	1,196,000	1,196,000	478,000	478,000
Ballston Common Mall	1986/1999	100.00%	100.00%	Arlington, VA	Macy’s; Sport & Health; Regal Cinemas	579,000	579,000	311,000	311,000
Galleria at Sunset	1996/2002	100.00%	100.00%	Henderson, NV	Dillard’s; Macy’s; JCPenney; Dick’s Sporting Goods; Kohl’s	1,048,000	1,048,000	412,000	412,000
Mall at Robinson	2001	71.67%	100.00%	Pittsburgh, PA	Macy’s; Sears; JCPenney; Dick’s Sporting Goods	880,000	880,000	384,000	384,000
Northfield at Stapleton	2005/2006	100.00%	100.00%	Denver, CO	Bass Pro Shops; Target; Harkins Theatre; JCPenney; Macy’s	1,127,000	1,127,000	664,000	664,000
Orchard Town Center	2008/2012	100.00%	100.00%	Westminster, CO	JCPenney; Macy’s; Target; AMC Theatres	1,043,000	1,043,000	507,000	507,000
Promenade Bolingbrook	2007	100.00%	100.00%	Bolingbrook, IL	Bass Pro Shops; Macy’s; Gold Class Cinemas; Barnes & Noble; Designer Shoe Warehouse	771,000	771,000	575,000	575,000
Promenade in Temecula	1999/2002/2009	100.00%	100.00%	Temecula, CA	JCPenney; Sears; Macy’s; Edwards Cinema	1,279,000	1,279,000	544,000	544,000
Shops at Wiregrass	2008	50.00%	100.00%	Tampa, FL	JCPenney; Dillard’s; Macy’s; Barnes & Noble	742,000	742,000	358,000	358,000
Short Pump Town Center	2003/2005	50.00%	100.00%	Richmond, VA	Nordstrom; Macy’s; Dillard’s; Dick’s Sporting Goods	1,310,000	1,310,000	598,000	598,000
South Bay Galleria	1985/2001	100.00%	100.00%	Redondo Beach, CA	Nordstrom; Macy’s; Kohl’s; AMC Theatres	960,000	960,000	393,000	393,000
Victoria Gardens	2004/2007	80.00%	80.00%	Rancho Cucamonga, CA	Bass Pro Shops; Macy’s; JCPenney; AMC Theatres	1,401,000	1,121,000	829,000	663,000
Westchester’s Ridge Hill	2011/2012	70.00%	100.00%	Yonkers, NY	Lord & Taylor; WESTMED Medical Group; Apple; LA Fitness; Whole Foods; Dick’s Sporting Goods; National Amusements' Cinema de Lux; Legoland	1,336,000	1,336,000	1,336,000	1,336,000
Consolidated Regional Malls Subtotal						13,672,000	13,392,000	7,389,000	7,223,000
Consolidated Specialty Retail Centers
Atlantic Center Site V	1998	100.00%	100.00%	Brooklyn, NY	Modell’s	17,000	17,000	17,000	17,000
Avenue at Tower City Center	1990	100.00%	100.00%	Cleveland, OH	Hard Rock Café; Morton’s of Chicago; Cleveland Cinemas; Horseshoe Casino (located in Higbee Building)	365,000	365,000	365,000	365,000
Brooklyn Commons	2004	100.00%	100.00%	Brooklyn, NY	Lowe’s	151,000	151,000	151,000	151,000
Fairmont Plaza Cinema	1998	100.00%	100.00%	San Jose, CA	Camera 12 Cinemas	70,000	70,000	70,000	70,000
Market at Tobacco Row	2002	100.00%	100.00%	Richmond, VA	Rich Foods; CVS/Pharmacy	43,000	43,000	43,000	43,000
Quartermaster Plaza	2004	100.00%	100.00%	Philadelphia, PA	Home Depot; BJ’s Wholesale Club; Staples; PetSmart; Walgreen’s	456,000	456,000	456,000	456,000
Station Square	1994/2002	100.00%	100.00%	Pittsburgh, PA	Hard Rock Café; Grand Concourse Restaurant; Buca Di Beppo; Texas de Brazil; Pittsburgh Riverhounds	291,000	291,000	291,000	291,000
The Yards - Boilermaker Shops	2012	100.00%	100.00%	Washington, D.C.	Buzz Bakery; Willie’s Brew & Que; Well’s Cleaners; Bluejacket Brewery	39,000	39,000	39,000	39,000
The Yards - Lumber Shed (Under Construction)	2013	100.00%	100.00%	Washington, D.C.	Forest City Enterprises, Inc.; Osteria Morini; Agua 301	32,000	32,000	32,000	32,000
The Yards - Twelve12 (Under Construction)	2014	100.00%	100.00%	Washington, D.C.	Harris Teeter Grocery; Vida Fitness	88,000	88,000	88,000	88,000
Town Center (East 29th Avenue)	2004	90.00%	90.00%	Denver, CO	King Soopers; Walgreen’s; Casey’s Pub; Chipotle; SDC Services Corp.; Exempla, Inc.	181,000	163,000	98,000	88,000
Consolidated Specialty Retail Centers Subtotal						1,733,000	1,715,000	1,650,000	1,640,000
Consolidated Retail Centers Total						15,405,000	15,107,000	9,039,000	8,863,000

Real Estate Portfolio as of January 31, 2013 - Commercial Group - Retail Centers (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Major Tenants/Anchors	Total Square Feet	Total Square Feet at Pro- Rata %	Gross Leasable Area	Gross Leasable Area at Pro- Rata %
Unconsolidated Regional Malls
Boulevard Mall	1996/2000	50.00%	50.00%	Amherst, NY	JCPenney; Macy’s; Sears; Michael’s	912,000	456,000	336,000	168,000
Charleston Town Center	1983	50.00%	50.00%	Charleston, WV	Macy’s; JCPenney; Sears; Brickstreet Insurance	892,000	446,000	358,000	179,000
Mall at Stonecrest	2001	51.00%	51.00%	Atlanta, GA	Kohl’s; Sears; JCPenney; Dillard’s; AMC Theatres; Macy’s	1,226,000	625,000	397,000	202,000
San Francisco Centre	2006	50.00%	50.00%	San Francisco, CA	Nordstrom; Bloomingdale’s; Century Theaters; San Francisco State University; Microsoft	1,462,000	731,000	788,000	394,000
Unconsolidated Regional Malls Subtotal						4,492,000	2,258,000	1,879,000	943,000
Unconsolidated Specialty Retail Centers
42nd Street	1999	51.00%	51.00%	Manhattan, NY	AMC Theatres; Madame Tussaud’s Wax Museum; Modell's; Dave & Buster’s; Famous Dave’s BBQ; Ripley’s Believe It or Not!	309,000	158,000	309,000	158,000
Atlantic Center	1996	51.00%	51.00%	Brooklyn, NY	Pathmark; OfficeMax; Old Navy; Marshall’s; NYC - Dept of Motor Vehicles; Best Buy	395,000	201,000	395,000	201,000
Atlantic Terminal	2004	51.00%	51.00%	Brooklyn, NY	Target; Designer Shoe Warehouse; Chuck E. Cheese’s; Guitar Center	371,000	189,000	371,000	189,000
Bruckner Boulevard	1996	51.00%	51.00%	Bronx, NY	Conway; Old Navy; Marshall's	113,000	58,000	113,000	58,000
Columbia Park Center	1999	38.25%	38.25%	North Bergen, NJ	Shop Rite; Old Navy; Staples; Ballys; Shopper’s World; Phoenix Theatres	351,000	134,000	351,000	134,000
Court Street	2000	51.00%	51.00%	Brooklyn, NY	United Artists Theatres; Barnes & Noble	102,000	52,000	102,000	52,000
Eastchester	2000	51.00%	51.00%	Bronx, NY	Pathmark	63,000	32,000	63,000	32,000
East River Plaza	2009/2010	35.00%	50.00%	Manhattan, NY	Costco; Target; Aldi; Marshall’s; PetSmart; Bob’s Furniture; Old Navy	527,000	264,000	527,000	264,000
Forest Avenue	2000	51.00%	51.00%	Staten Island, NY	United Artists Theatres	70,000	36,000	70,000	36,000
Golden Gate	1958	50.00%	50.00%	Mayfield Heights, OH	OfficeMax; JoAnn Fabrics; Marshall’s; World Market; HH Gregg; PetSmart	361,000	181,000	361,000	181,000
Gun Hill Road	1997	51.00%	51.00%	Bronx, NY	Home Depot; Chuck E. Cheese’s	147,000	75,000	147,000	75,000
Harlem Center	2002	51.00%	51.00%	Manhattan, NY	Marshall’s; CVS/Pharmacy; Staples; H&M; Planet Fitness	126,000	64,000	126,000	64,000
Kaufman Studios	1999	51.00%	51.00%	Queens, NY	United Artists Theatres	84,000	43,000	84,000	43,000
Marketplace at Riverpark	1996	50.00%	50.00%	Fresno, CA	JCPenney; Best Buy; Marshall’s; OfficeMax; Old Navy; Target; Sports Authority	471,000	236,000	296,000	148,000
Northern Boulevard	1997	51.00%	51.00%	Queens, NY	Stop & Shop; Marshall’s; Old Navy; AJ Wright; Guitar Center	218,000	111,000	218,000	111,000
Plaza at Robinson Town Center	1989	50.00%	50.00%	Pittsburgh, PA	T.J. Maxx; Marshall’s; IKEA; Value City; JoAnn Fabrics; HomeGoods	507,000	254,000	507,000	254,000
Queens Place	2001	51.00%	51.00%	Queens, NY	Target; Best Buy; Designer Shoe Warehouse; Macy’s Furniture	455,000	232,000	221,000	113,000
Richmond Avenue	1998	51.00%	51.00%	Staten Island, NY	Staples; Dick’s Sporting Goods	76,000	39,000	76,000	39,000
Unconsolidated Specialty Retail Centers Subtotal						4,746,000	2,359,000	4,337,000	2,152,000
Unconsolidated Retail Centers Total						9,238,000	4,617,000	6,216,000	3,095,000
Total Retail Centers at January 31, 2013						24,643,000	19,724,000	15,255,000	11,958,000
Total Retail Centers at January 31, 2012						26,533,000	21,020,000	16,074,000	12,393,000

Real Estate Portfolio as of January 31, 2013
COMMERCIAL GROUP - HOTELS

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Rooms	Hotel Rooms at Pro-Rata %
Consolidated Hotels
Sheraton Station Square	1998/2001	100.00%	100.00%	Pittsburgh, PA	399	399
Unconsolidated Hotels
Westin Convention Center	1986	50.00%	50.00%	Pittsburgh, PA	616	308
Total Hotel Rooms at January 31, 2013					1,015	707
Total Hotel Rooms at January 31, 2012					1,015	707
COMMERCIAL GROUP - ARENA

					Major Tenants	Total Square Feet	Total Square Feet at Pro- Rata %	Est. Seating Capacity for NBA Basketball Event	Est. Seating Capacity for NHL Hockey Event
Barclays Center	2012	34.01%	34.01%	Brooklyn, NY	The Brooklyn Nets (NBA Team); The NY Islanders (NHL Team, 2015-16 season)	670,000	228,000	18,000	14,500

Real Estate Portfolio as of January 31, 2013 - Residential Group - Apartments

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (3)	Leasable Units at Pro-Rata % (3)
Consolidated Apartment Communities
100 Landsdowne Street	2005	100.00%	100.00%	Cambridge, MA	203	203
1251 S. Michigan	2006	0.01%	100.00%	Chicago, IL	91	91
American Cigar Company	2000	100.00%	100.00%	Richmond, VA	171	171
Ashton Mill	2005	100.00%	100.00%	Cumberland, RI	193	193
^ Aster Northfield (Under Construction)	2013-2014	90.00%	90.00%	Denver, CO	352	317
Botanica Eastbridge	2012	90.00%	90.00%	Denver, CO	118	106
Brooklyn Atlantic Yards - B2 BKLYN (Under Construction)	2014	100.00%	100.00%	Brooklyn, NY	363	363
Brookview Place	1979	12.70%	100.00%	Dayton, OH	232	232
Cameron Kinney	2007	100.00%	100.00%	Richmond, VA	259	259
Cedar Place	1974	2.98%	100.00%	Lansing, MI	220	220
Consolidated-Carolina	2003	89.99%	100.00%	Richmond, VA	158	158
Continental Building (Under Construction)	2013	100.00%	100.00%	Dallas, TX	203	203
Cutter’s Ridge at Tobacco Row	2006	100.00%	100.00%	Richmond, VA	12	12
Drake	1998	95.05%	95.05%	Philadelphia, PA	284	270
Easthaven at the Village	1994/1995	100.00%	100.00%	Beachwood, OH	360	360
Foundry Lofts	2011	80.02%	100.00%	Washington, D.C.	170	170
Grand Lowry Lofts	2000	100.00%	100.00%	Denver, CO	261	261
Hamel Mill Lofts	2008-2010	90.00%	100.00%	Haverhill, MA	305	305
Heritage	2002	100.00%	100.00%	San Diego, CA	230	230
Hummingbird Pointe (formerly Parmatown Towers and Gardens)	1972-1973	100.00%	100.00%	Parma, OH	406	406
Independence Place I	1973	50.00%	50.00%	Parma Heights, OH	202	101
Independence Place II	2003	100.00%	100.00%	Parma Heights, OH	201	201
Kennedy Biscuit Lofts	1990	3.00%	100.00%	Cambridge, MA	142	142
Knolls	1995	100.00%	100.00%	Orange, CA	260	260
Lofts 23	2005	100.00%	100.00%	Cambridge, MA	51	51
Lofts at 1835 Arch	2001	95.05%	95.05%	Philadelphia, PA	191	182
Lucky Strike	2008	88.98%	100.00%	Richmond, VA	131	131
Mercantile Place on Main	2008	100.00%	100.00%	Dallas, TX	366	366
Metro 417	2005	100.00%	100.00%	Los Angeles, CA	277	277
Metropolitan	1989	100.00%	100.00%	Los Angeles, CA	270	270
Midtown Towers	1969	100.00%	100.00%	Parma, OH	635	635
Millender Center (sold in March 2013)	1985	6.85%	90.69%	Detroit, MI	339	307
Museum Towers	1997	100.00%	100.00%	Philadelphia, PA	286	286
North Church Towers	2009	100.00%	100.00%	Parma Heights, OH	399	399
One Franklintown	1988	100.00%	100.00%	Philadelphia, PA	335	335
Pavilion	1992	95.00%	95.00%	Chicago, IL	1,114	1,058
Perrytown Place	1973	8.12%	100.00%	Pittsburgh, PA	231	231
Presidio Landmark	2010	1.00%	100.00%	San Francisco, CA	161	161

Real Estate Portfolio as of January 31, 2013 - Residential Group - Apartments (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (3)	Leasable Units at Pro-Rata % (3)
Consolidated Apartment Communities (continued)
Queenswood	1990	93.36%	93.36%	Corona, NY	296	276
Sky55	2006	100.00%	100.00%	Chicago, IL	411	411
^ Stratford Avenue (Under Construction)	2013	100.00%	100.00%	Fairfield, CT	128	128
The Aster Town Center	2012	90.00%	90.00%	Denver, CO	85	77
The Yards - Twelve12 (Under Construction)	2014	80.02%	100.00%	Washington, D.C.	218	218
Town Center (Botanica on the Green & Crescent Flats)	2004/2007	90.00%	90.00%	Denver, CO	298	268
^ West Village (Under Construction)	2014-2015	100.00%	100.00%	Dallas, TX	381	381
Wilson Building	2007	100.00%	100.00%	Dallas, TX	135	135
Consolidated Apartment Communities Subtotal					12,134	11,817
Consolidated Supported-Living Apartments
Forest Trace	2000	100.00%	100.00%	Lauderhill, FL	322	322
Consolidated Apartments Total					12,456	12,139

Real Estate Portfolio as of January 31, 2013 - Residential Group - Apartments (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (3)	Leasable Units at Pro-Rata % (3)
Unconsolidated Apartment Communities
120 Kingston (Under Construction)	2014	50.00%	50.00%	Boston, MA	240	120
8 Spruce Street	2011/2012	18.21%	26.01%	Manhattan, NY	899	234
Arbor Glen	2001-2007	50.00%	50.00%	Twinsburg, OH	288	144
Barrington Place	2008	49.00%	49.00%	Raleigh, NC	274	134
Bayside Village	1988-1989	50.00%	50.00%	San Francisco, CA	862	431
Big Creek	1996-2001	50.00%	50.00%	Parma Heights, OH	516	258
Camelot	1967	50.00%	50.00%	Parma Heights, OH	151	76
Cherry Tree	1996-2000	50.00%	50.00%	Strongsville, OH	442	221
Chestnut Lake	1969	50.00%	50.00%	Strongsville, OH	789	395
Cobblestone Court Apartments	2006-2009	50.00%	50.00%	Painesville, OH	400	200
Colonial Grand	2003	50.00%	50.00%	Tampa, FL	176	88
Coppertree	1998	50.00%	50.00%	Mayfield Heights, OH	342	171
Deer Run	1987-1990	46.00%	46.00%	Twinsburg, OH	562	259
DKLB BKLN	2009/2010	40.80%	51.00%	Brooklyn, NY	365	186
Eaton Ridge	2002-2004	50.00%	50.00%	Sagamore Hills, OH	260	130
Fenimore Court	1982	9.48%	50.00%	Detroit, MI	144	72
Fort Lincoln II	1979	45.00%	45.00%	Washington, D.C.	176	79
Fort Lincoln III & IV	1981	24.90%	24.90%	Washington, D.C.	306	76
Grand	1999	42.75%	42.75%	North Bethesda, MD	549	235
Hamptons	1969	50.00%	50.00%	Beachwood, OH	651	326
Hunter’s Hollow	1990	50.00%	50.00%	Strongsville, OH	208	104
Legacy Arboretum	2008	49.00%	49.00%	Charlotte, NC	266	130
Legacy Crossroads	2008-2009	50.00%	50.00%	Cary, NC	344	172
Lenox Club	1991	47.50%	47.50%	Arlington, VA	385	183
Lenox Park	1992	47.50%	47.50%	Silver Spring, MD	406	193
Liberty Hills	1979-1986	50.00%	50.00%	Solon, OH	396	198
Newport Landing	2002-2005	50.00%	50.00%	Coventry Township, OH	336	168
Noble Towers	1979	50.00%	50.00%	Pittsburgh, PA	133	67
Parkwood Village	2001-2002	50.00%	50.00%	Brunswick, OH	204	102
Pine Ridge Valley	1967-1974, 2005-2007	50.00%	50.00%	Willoughby Hills, OH	1,309	655
Residences at University Park	2002	40.00%	40.00%	Cambridge, MA	135	54
Settler’s Landing at Greentree	2000-2004	50.00%	50.00%	Streetsboro, OH	408	204
Stratford Crossing	2007-2010	50.00%	50.00%	Wadsworth, OH	348	174
Surfside Towers	1970	50.00%	50.00%	Eastlake, OH	246	123
Sutton Landing	2007-2009	50.00%	50.00%	Brimfield, OH	216	108
Tamarac	1990-2001	50.00%	50.00%	Willoughby, OH	642	321
Uptown Apartments	2008	50.00%	50.00%	Oakland, CA	665	333

Real Estate Portfolio as of January 31, 2013 - Residential Group - Apartments (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (3)	Leasable Units at Pro-Rata % (3)
Unconsolidated Apartment Communities (continued)
Westwood Reserve	2002	50.00%	50.00%	Tampa, FL	340	170
Woodgate / Evergreen Farms	2004-2006	33.33%	33.33%	Olmsted Township, OH	348	116
Worth Street	2003	50.00%	50.00%	Manhattan, NY	330	165
Unconsolidated Apartment Communities Subtotal					16,057	7,575
Unconsolidated Senior Housing Apartments
Autumn Ridge	2002	100.00%	100.00%	Sterling Heights, MI	251	251
Bowin	1998	95.05%	95.05%	Detroit, MI	193	183
Brookpark Place	1976	100.00%	100.00%	Wheeling, WV	152	152
Buckeye Towers	1976	12.14%	12.14%	New Boston, OH	120	15
Burton Place	2000	90.00%	90.00%	Burton, MI	200	180
Cambridge Towers	2002	100.00%	100.00%	Detroit, MI	250	250
Canton Towers	1978	12.14%	12.14%	Canton, OH	199	24
Carl D. Perkins	2002	100.00%	100.00%	Pikeville, KY	150	150
Connellsville Towers	1981	11.23%	11.23%	Connellsville, PA	111	12
Coraopolis Towers	2002	80.00%	80.00%	Coraopolis, PA	200	160
Donora Towers	2002	100.00%	100.00%	Donora, PA	103	103
Farmington Place	1980	100.00%	100.00%	Farmington, MI	153	153
Frenchtown Place	1975	8.12%	100.00%	Monroe, MI	151	151
Glendora Gardens	1983	1.99%	45.51%	Glendora, CA	105	48
Grove	2003	100.00%	100.00%	Ontario, CA	101	101
Lakeland	1998	95.10%	95.10%	Waterford, MI	200	190
Lima Towers	1977	12.14%	12.14%	Lima, OH	200	24
Miramar Towers	1980	7.98%	100.00%	Los Angeles, CA	157	157
North Port Village	1981	30.60%	30.60%	Port Huron, MI	251	77
Nu Ken Tower (Citizen’s Plaza)	1981	8.84%	50.00%	New Kensington, PA	101	51
Oceanpointe Towers	1980	7.98%	100.00%	Long Branch, NJ	151	151
Panorama Towers	1978	99.00%	99.00%	Panorama City, CA	154	152
Park Place Towers	1975	21.79%	100.00%	Mt. Clemens, MI	187	187
Pine Grove Manor	1973	14.61%	100.00%	Muskegon Township, MI	172	172
Plymouth Square	2003	100.00%	100.00%	Detroit, MI	280	280
Potomac Heights Village	1981	7.98%	100.00%	Keyser, WV	141	141
Riverside Towers	1977	9.64%	100.00%	Coshocton, OH	100	100
Shippan Avenue	1980	100.00%	100.00%	Stamford, CT	148	148
St. Mary’s Villa	2002	40.07%	40.07%	Newark, NJ	360	144
The Springs	1981	7.98%	100.00%	La Mesa, CA	129	129
Tower 43	2002	100.00%	100.00%	Kent, OH	101	101

Real Estate Portfolio as of January 31, 2013 - Residential Group - Apartments (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (3)	Leasable Units at Pro-Rata % (3)
Unconsolidated Senior Housing Apartments (continued)
Towne Centre Place	1975	8.80%	100.00%	Ypsilanti, MI	170	170
Village Center	1983	100.00%	100.00%	Detroit, MI	254	254
Village Square	1978	100.00%	100.00%	Williamsville, NY	100	100
Ziegler Place	1978	100.00%	100.00%	Livonia, MI	141	141
Unconsolidated Senior Housing Apartments Subtotal					5,936	4,802
Unconsolidated Apartments Total					21,993	12,377
Combined Apartments Total					34,449	24,516
Federally Subsidized Housing (Total of 5 Buildings)					741
Total Apartment Units at January 31, 2013					35,190
Total Apartment Units at January 31, 2012					34,225

Real Estate Portfolio as of January 31, 2013 - Residential Group - Military Housing

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (3)
Unconsolidated Military Housing^
Air Force Academy	2007-2011	50.00%	50.00%	Colorado Springs, CO	427
Hawaii Phase IV (Under Construction)	2007-2014	1.00%	^^	Kaneohe, HI	1,141
Marines, Hawaii Increment II	2007-2011	1.00%	^^	Honolulu, HI	1,175
Midwest Millington	2008-2011	1.00%	^^	Memphis, TN	318
Navy, Hawaii Increment III	2007-2011	1.00%	^^	Honolulu, HI	2,520
Navy Midwest	2006-2011	1.00%	^^	Chicago, IL	1,401
Ohana Military Communities, Hawaii Increment I	2005-2008	1.00%	^^	Honolulu, HI	1,952
Pacific Northwest Communities	2007-2011	20.00%	^^	Seattle, WA	2,985
Southern Group:
Arnold Air Force Base (Under Construction)	2011-2013	100.00%	^^^	Tullahoma, TN	22
Joint Base Charleston (Under Construction)	2011-2013	100.00%	^^^	Charleston, SC	345
Keesler Air Force Base	2011-2012	100.00%	^^^	Biloxi, MS	1,188
Shaw Air Force Base (Under Construction)	2011-2015	100.00%	^^^	Sumter, SC	630
Unconsolidated Military Housing Total					14,104
Total Military Housing Units at January 31, 2013					14,104
Total Military Housing Units at January 31, 2012					14,104

(1)	Represents our actual equity ownership in the underlying property.

(2)
Represents the percentage of income or loss allocation expected to be received during the reporting period based on the entities capital structure. Amounts differ from legal ownership due to various scenarios, including but not limited to our right to preferred returns on our initial or disproportionate equity fundings, various tax credits and tax related structures.

(3)	Represents 100% of the leasable units in the apartment community. Leasable units at Pro-Rata % represents the total leasable units multiplied by the Pro-Rata ownership percent.

^	Property to open in phases .

^^	Our share of residual cash flow ranges from 0-20% during the life cycle of the project.

^^^	We do not share in any cash flow from operations . However, we are entitled to the return of our equity at the end of the 50-year lease term.

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
Executive Officers of the Registrant
The following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 13, 2013. The names and ages of and positions held by the executive officers of the Company are presented in the following list. Each individual has been appointed to serve for the period which ends on the date of the Annual Meeting of Shareholders to be held on June 13, 2013.

Name	Age	Current Position
Charles A. Ratner (1)	71	Chairman of the Board of Directors
David J. LaRue	51	Chief Executive Officer, President and Director
Bruce C. Ratner (1)	68	Executive Vice President and Director
James A. Ratner (1)	68	Executive Vice President
Ronald A. Ratner (1)	65	Executive Vice President and Director
Brian J. Ratner (1)	55	Executive Vice President and Director
Robert G. O’Brien	55	Executive Vice President and Chief Financial Officer
Andrew J. Passen	64	Executive Vice President, Human Resources
Geralyn M. Presti	57	Executive Vice President, General Counsel and Secretary
Linda M. Kane	55	Senior Vice President and Treasurer
Charles D. Obert	47	Senior Vice President, Chief Accounting Officer and Corporate Controller

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

•
Geralyn M. Presti has been Executive Vice President since June 2012, Secretary since April 2008 and General Counsel since July 2002. She previously served as Senior Vice President from July 2002 to June 2012, Assistant Secretary from July 2002 to April 2008, Deputy General Counsel from January 2000 to June 2002, and Associate General Counsel from December 1996 to January 2000.

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

(1)
Charles A. Ratner, James A. Ratner and Ronald A. Ratner are brothers. Bruce C. Ratner is first cousin to Charles A. Ratner, James A. Ratner, and Ronald A. Ratner. Brian J. Ratner is brother to Deborah Ratner-Salzberg, a Director of the Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A and Class B common stock are traded on the New York Stock Exchange (“NYSE”) under the symbols FCEA and FCEB, respectively. At January 31, 2013 and 2012, the market price of the Company’s Class A common stock was $16.91 and $13.13, respectively, and the market price of the Company’s Class B common stock was $16.90 and $13.17, respectively. As of February 28, 2013, the number of registered holders of Class A and Class B common stock was 1,132 and 410, respectively.
The following tables summarize the quarterly high and low sales prices per share of the Company’s Class A and Class B common stock as reported by the NYSE and the dividends declared per common share:

	Quarter Ended
	January 31, 2013	October 31, 2012	July 31, 2012	April 30, 2012
Market price range of common stock
Class A
High	$17.33	$16.83	$16.19	$16.16
Low	$13.97	$14.03	$12.98	$13.19
Class B
High	$17.22	$16.86	$16.20	$16.12
Low	$14.03	$14.06	$13.20	$13.17
Quarterly dividends declared per common share Class A and Class B (1)	$—	$—	$—	$—
	Quarter Ended
	January 31, 2012	October 31, 2011	July 31, 2011	April 30, 2011
Market price range of common stock
Class A
High	$14.00	$17.82	$19.24	$19.26
Low	$10.88	$9.76	$17.78	$17.30
Class B
High	$13.92	$17.77	$19.17	$19.26
Low	$10.85	$9.78	$17.66	$17.27
Quarterly dividends declared per common share Class A and Class B (1)	$—	$—	$—	$—

(1)
The payment of future dividends will depend upon such factors as earnings, capital requirements and financial condition of the Company. The Company has the ability to pay cash dividends, but does not anticipate doing so due to its current capital strategy. Retained earnings of $24,000,000 were available for payment of dividends during any four fiscal quarter period as of January 31, 2013 under the restrictions contained in the Fourth Amended and Restated Credit Agreement and Fourth Amended and Restated Guaranty of Payment of Debt dated February 21, 2013.

For the three months ended January 31, 2013, there were no unregistered issuances of stock. During the three months ended January 31, 2013, the Company repurchased into treasury 9,109 shares of Class A common stock to satisfy the minimum statutory tax withholding requirements relating to restricted stock vesting. These shares were not reacquired as part of a publicly announced repurchase plan or program. The following table reflects repurchases of Class A common stock for the three months ended January 31, 2013:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Class A Common Stock
November 1 through November 30, 2012	—	$—	—	—
December 1 through December 31, 2012	5,641	$15.89	—	—
January 1 through January 31, 2013	3,468	$16.89	—	—
Total	9,109	$16.27	—	—

The following graph shows a comparison of cumulative total return for the period from January 31, 2008 through January 31, 2013 among the Company’s Class A Common Stock (FCEA) and Class B Common Stock (FCEB), Standard & Poor’s 500 Stock Index (“S&P 500®”) and the Dow Jones U.S. Real Estate Index. The cumulative total return is based on a $100 investment on January 31, 2008 and the subsequent change in market prices of the securities at each respective fiscal year end. It also assumes that dividends were reinvested quarterly.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on January 31, 2008 with dividends reinvested

$150
$100
$50
$0
January - 08
January - 09
January - 10
January - 11
January - 12
January - 13
Forest City Enterprises, Inc. Class A
Forest City Enterprises, Inc. Class B
S&P 500®
Dow Jones US Real Estate

	Jan-08	Jan-09	Jan-10	Jan-11	Jan-12	Jan-13
Forest City Enterprises Inc. Class A	$100	$17	$29	$43	$34	$43
Forest City Enterprises Inc. Class B	$100	$18	$29	$43	$34	$43
S&P 500®	$100	$61	$82	$100	$104	$122
Dow Jones US Real Estate Index	$100	$50	$75	$104	$113	$131
For information with respect to securities authorized for issuance under equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data
The Operating Results and per share amounts presented below have been reclassified for properties disposed of and/or classified as held for sale during the years ended January 31, 2013, 2012, 2011, 2010 and 2009. The following data should be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included elsewhere in this Form 10-K. Our historical operating results may not be comparable to our future operating results.

	Years Ended January 31,
	2013	2012	2011	2010	2009
	(in thousands, except share and per share data)
Operating Results:
Total revenues from real estate operations (1)	$1,134,687	$1,051,618	$1,078,448	$1,156,433	$1,174,217
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. (1)	$(15,652)	$(108,778)	$77,948	$(11,919)	$(121,310)
Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc. (1)	52,077	22,292	(19,900)	(15,059)	11,736
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$36,425	$(86,486)	$58,048	$(26,978)	$(109,574)
Diluted Earnings per Common Share:
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. (1)	$(0.28)	$(0.74)	$0.42	$(0.08)	$(1.18)
Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc. (1)	0.30	0.13	(0.12)	(0.11)	0.11
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$0.02	$(0.61)	$0.30	$(0.19)	$(1.07)
Weighted Average Diluted Shares Outstanding	172,621,723	168,170,650	173,437,886	139,825,349	102,755,315
Cash Dividend Declared per share-Class A and B Common Stock	$—	$—	$—	$—	$0.24

	January 31,
	2013	2012	2011	2010	2009
	(in thousands)
Financial Position:
Consolidated assets	$10,612,432	$10,504,283	$12,059,701	$12,174,177	$11,658,162
Real estate, at cost (2)	$10,026,010	$9,646,870	$11,166,539	$11,340,779	$10,648,573
Long-term debt, primarily nonrecourse mortgages and notes payable (2)	$6,773,629	$6,698,052	$8,118,053	$8,779,813	$8,457,471

(1)
Adjusted for discontinued operations. See Note V - Discontinued Operations and Gain (Loss) on Disposition of Rental Properties in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for detailed information.

(2)	Includes applicable balances associated with land held for divestiture.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate Description
We principally engage in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. We operate through three strategic business units and have six reportable operating segments. The Commercial Group, our largest strategic business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. Additionally, it recently constructed and currently operates Barclays Center, a state-of-the-art sports and entertainment arena located in Brooklyn, New York. The Arena, which opened in September 2012, is being reported as a separate segment. The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group owns interests in entities that develop and manage military family housing. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. On January 31, 2012, our Board of Directors approved a strategic decision by senior management to reposition or divest significant portions of our Land Development Group. During the year ended January 31, 2013, we established and executed on our land divestiture strategy. See further discussion under “Land Development Group” in this section.
Corporate Activities and The Nets, a member of the National Basketball Association (“NBA”) in which we account for our investment on the equity method of accounting, are the other reportable operating segments.
We have approximately $10.6 billion of consolidated assets in 26 states and the District of Columbia at January 31, 2013. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, New York City, Philadelphia, the Greater San Francisco metropolitan area and the Greater Washington D.C. metropolitan area. We have offices in Albuquerque, Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.

Significant milestones occurring during 2012 include:

•
The reduction of the authorized size of our Board of Directors from fifteen members to thirteen, effective with our Annual Meeting of Shareholders in June 2012 (“Annual Meeting”). Two non-independent directors, James A. Ratner and Joan K. Shafran, completed their terms and were not re-nominated at the Annual Meeting;

•
The announcement of Kenneth J. Bacon, co-founder of RailField Partners and presiding director of the board for Comcast Corporation, as a new independent Class B member of our Board of Directors. Kenneth J. Bacon spent 1998 - 2012 with Fannie Mae, rising to the position of executive vice president of the organization's multifamily division. The election of Kenneth J. Bacon, which was effective December 3, 2012, results in a majority of independent directors serving on our Board;

•
The announcement that we will be changing our fiscal year from January 31 to December 31, effective with the year ended December 31, 2013. In addition, we began reporting Funds From Operations with our first quarter 2012 results;

•
The announcement of a strategic capital partnership with the Arizona State Retirement System and creation of $400,000,000 equity fund that will invest in multifamily development projects primarily in New York City, Washington D.C., Boston, Los Angeles, and San Francisco;

•
The sale of a partial interest in 8 Spruce Street, an apartment community in Manhattan, New York. As a result of the transaction, we have retained an 18% ownership interest, our original partners retained a 33% ownership interest and a new partner became a 49% owner. We recognized a gain on disposition of our interest of $34,959,000 and received net cash proceeds from the transaction of approximately $129,000,000. The transaction values the building at $1,050,000,000;

•	Completed and opened:

◦
Barclays Center, a state-of-the-art sports and entertainment arena located in Brooklyn, New York and the anchor of our Brooklyn Atlantic Yards mixed-use project. This 670,000 square foot world-class arena is the home to Brooklyn Nets basketball, is future home of the New York Islanders and expects to host more than 200 cultural and sporting events annually. The site also includes a new Atlantic Avenue-Barclays Center subway entrance and the arena is designed to meet LEED guidelines;

◦	Our 80,000 square foot anchor tenant, Lord and Taylor, in April 2012 at Westchester's Ridge Hill, a mixed use retail project located in Yonkers, New York;

◦	The Aster Town Center, an 85 unit apartment community and Botanica Eastbridge, an 118 unit apartment community located at our Stapleton project in Denver, Colorado;

◦	The Yards - Boilermaker Shops, an adaptive reuse property in Washington D.C. that includes 39,000 square feet of ground-level retail and mezzanine office space; and

◦	The dedication of the newly completed Las Vegas City Hall, which we developed for the City of Las Vegas on a fee basis as part of a public-private partnership.

•
The privately negotiated exchanges of $209,448,000 aggregate amount of liquidation preference consisting of 4,188,952 shares of our Series A Cumulative Perpetual Convertible Preferred Stock ("Series A preferred stock") for 13,852,435 shares of our Class A common stock and cash payments of $19,069,000 for additional exchange consideration;

•
The issuance of $125,000,000 of additional 7.375% Senior Notes due February 1, 2034 ("2034 Senior Notes"). On August 20, 2012, proceeds from this transaction were used to redeem $125,000,000 in principal amount of our 7.625% Senior Notes due 2015 ("2015 Senior Notes");

•
The closing of a two-year extension, with an additional one-year option, of the previous $497,000,000 nonrecourse construction mortgage secured by Westchester's Ridge Hill. As a result of the extension, we are required to make principal paydowns aggregating $32,000,000 over the next ten months, resulting in a $465,000,000 nonrecourse construction mortgage financing on the project. This extension provides us additional time to complete lease-up, stabilize the project and position the asset for permanent financing;

•
Opportunistically generating net cash proceeds of $128,842,000 through the sale of non-core operating assets. The assets sold include Fairmont Plaza, an office building in San Jose, California; Emerald Palms, an apartment community in Miami, Florida; Southfield, an apartment community in Whitemarsh, Maryland; White Oak Village, a specialty retail center in Richmond, Virginia; Quebec Square, a specialty retail center in Denver, Colorado; and Village at Gulfstream Park, an unconsolidated specialty retail center in Hallandale Beach, Florida;

•	The completion of the divestiture activities of substantially all of our land held for divestiture;

•	Commencing construction at:

◦	Continental Building, a 203 unit apartment community in Dallas, Texas;

◦	Brooklyn Atlantic Yards - B2 BKLYN, a 363 unit modular apartment community located at our Brooklyn Atlantic Yards mixed-use project in Brooklyn, New York and adjacent to Barclays Center;

◦	Stratford Avenue, a 128 unit apartment community in Fairfield, Connecticut;

◦	120 Kingston, a 240 unit apartment community within the Chinatown district of downtown Boston, Massachusetts;

◦
Two projects located at The Yards, our mixed-use project in the Capital Riverfront District of Washington, D.C. The first is Twelve12, a mixed-use project with 218 apartments above street level retail, including a grocery store and fitness center. Our second new start is Lumber Shed, a 32,000 square-foot, mixed-use project with streetlevel restaurants featuring outdoor seating to take advantage of its location along the Anacostia River;

◦	West Village, a 381 unit apartment community in Dallas, Texas;

◦	Aster Northfield, a 352 unit apartment community located at our Stapleton project in Denver, Colorado; and

•	Closing $1,192,591,000 in nonrecourse mortgage financing transactions.
In addition, subsequent to January 31, 2013, we achieved the following significant milestones:

•	Completion of the conversion or redemption of all the remaining outstanding shares of our Series A preferred stock;

•	Announcing our intention to redeem the remaining $53,253,000 of outstanding 2015 Senior Notes on March 29, 2013;

•
Closing on the Fourth Amended and Restated Credit Agreement and Fourth Amended and Restated Guaranty of Payment of Debt (the "Amended Credit Facility"). The amendment extended the maturity date to February 2016, subject to a one year extension upon the satisfaction of certain conditions, reduced the interest rate spread on the London Interbank Offered Rate ("LIBOR") option by 25 basis points to 3.50% and removed the prior LIBOR floor of 100 basis points. The amendment also increased available borrowings to $465,000,000, subject to certain reserve commitments to be established, as applicable, on certain dates to be used to retire certain of our senior notes and provides an accordion provision allowing us to increase our total available borrowings to $500,000,000 upon satisfaction of certain conditions set forth in the Amended Credit Facility. Additionally, the amendment permits us to repurchase up to $100,000,000 of our Class A common stock and to declare or pay dividends in an amount not to exceed $24,000,000 in the aggregate in any four fiscal quarter period to Class A or B common shareholders, subject to certain conditions;

•
The sale of Millender Center, a 339 unit apartment community in Detroit, Michigan. The sale generated net cash proceeds of approximately $15,000,000. This disposition is part of our strategy to sell operating assets in non-core markets; and

•	Addressing $116,955,000 of nonrecourse mortgage debt financings that would have matured during the year ended January 31, 2014, through closed transactions, commitments and/or automatic extensions.

Critical Accounting Policies
Our consolidated financial statements include all majority-owned subsidiaries where we have financial or operational control and variable interest entities (“VIEs”) where we are deemed to be the primary beneficiary. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, we have identified certain critical accounting policies which are subject to judgment and uncertainties. We have used our best judgment to determine estimates of certain amounts included in the financial statements as a result of these policies, giving due consideration to materiality. As a result of uncertainties surrounding these events at the time the estimates are made, actual results could differ from these estimates causing adjustments to be made in subsequent periods to reflect more current information. The accounting policies that we believe contain uncertainties that are considered critical to understanding the consolidated financial statements are discussed below. Our management reviews and discusses the policies, and these policies have been discussed with our audit committee of the Board of Directors.
Fiscal Year
The years 2012, 2011 and 2010 refer to the fiscal years ended January 31, 2013, 2012 and 2011, respectively.

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
Consolidated operating properties that have been sold or determined to be held for sale are reported as discontinued operations. We consider assets held for sale when the transaction has been approved by management and there are no significant contingencies related to the sale that may prevent the transaction from closing. In many transactions, these contingencies are not satisfied until the actual closing and, accordingly, the property is not identified as held for sale until the closing actually occurs. However, each potential sale is evaluated based on its separate facts and circumstances.
Leasing Operations – We enter into leases with tenants in our rental properties. The lease terms of tenants occupying space in the retail centers and office buildings generally range from 1 to 30 years, excluding leases with certain anchor tenants, which typically are longer. Minimum rents are recognized on a straight-line basis over the non-cancelable term of the related lease, which include the effects of rent steps and rent abatements under the leases. Overage rents are recognized after the contingency has been removed (i.e., sales thresholds have been achieved). Recoveries from tenants for taxes, insurance and other commercial property operating expenses are recognized as revenues in the period the applicable costs are incurred.
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
Arena Revenues – The Arena naming rights agreement with Barclays Services Corporation, which commenced with the opening of the Arena, has a 20-year term, subject to certain extension rights. Arena naming rights revenue is recognized on a straight-line basis over the contract year.
Arena founding partner and sponsor agreements entitle the parties to certain sponsorship, promotional, media, hospitality and other rights and entitlements. These agreements expire at various terms ranging from one to seven years from the opening of the Arena and is recognized on a straight-line basis.
Arena suite licenses entitle the licensee the use of a luxury suite in the Arena. The terms of the suite license agreements commenced on the date the Arena opened with terms ranging from one to seven years. Revenue is recognized on a straight-line basis over each contractual year.
Ticketing fee revenue is based on the Arena's share of ticket sale fees in accordance with an agreement with Ticketmaster. Revenue from ticketing fees is deferred and recognized upon settlement of the related event.
Recognition of Costs and Expenses
Operating expenses primarily represent the recognition of operating costs, which are charged to operations as incurred, administrative expenses and taxes other than income taxes. Interest expense and real estate taxes during active development and construction are capitalized as a part of the project cost.

Depreciation and amortization is generally computed on a straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings (other than the Arena) and certain first generation tenant allowances that are considered by management as a component of the building are primarily 50 years. The estimated useful life of the Arena is 34.5 years, the remaining term of the ground leases on which the Arena was built. Subsequent tenant improvements and those first generation tenant allowances that are not considered a component of the building are amortized over the life of the tenant’s lease. This estimated life is based on the length of time the asset is expected to generate positive operating cash flows. Actual events and circumstances can cause the life of the building and tenant improvement to be different than the estimates made. Additionally, lease terminations can affect the economic life of the tenant improvements.
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
Acquisition of Rental Properties
We have not been an active acquiror of rental properties for the years presented in this Form 10-K. However, we do periodically use acquisition as a method to accelerate growth and may elect to be more active in this area in the future. Upon acquisition of a rental property, the purchase price of the property is allocated to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental revenues (or rental expense for ground leases in which we are the lessee) over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental revenues (or rental expense for ground leases in which we are the lessee) over the remaining non-cancelable terms of the respective leases, including any fixed-rate renewal periods that are probable of being exercised. For our below market lease and in-place lease intangibles that remain at January 31, 2013 and 2012, there were no fixed rate renewal periods associated with these leases that we deemed probable of renewal and included in the calculation of the intangible asset value or related amortization period.
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

When calculating the estimated value to assign to a tenant relationship intangible asset, we estimate the likelihood that a lessee will execute a lease renewal and other factors relative to the relationship. In determining the likelihood of lease renewal, we utilize a probability weighted model based on many factors. Other qualitative factors related to the relationship that we consider include, but are not limited to, the nature and extent of the business relationship with the tenant, growth prospects for developing new business with the tenant and the tenant’s credit quality. The value of tenant relationship intangibles is amortized over the remaining initial lease term and expected renewals, but in no event longer than the remaining depreciable life of the building. The value of in-place leases is amortized over the remaining non-cancelable term of the respective leases and any fixed-rate renewal periods that are deemed probable.
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
We estimate the allowance for notes receivable based on our assessment of expected future cash flows estimated to be received with consideration given to any collateral of the respective note. If our estimate of expected future cash flows does not accurately reflect actual events, our reserve on notes receivable may be over or understated by the actual cash flows that occur. Our allowance for doubtful accounts, which includes our straight-line allowance, was $25,858,000 and $25,875,000, at January 31, 2013 and 2012, respectively.
Historic and New Market Tax Credit Entities
We have investments in properties that have received, or we believe are entitled to receive, Historic Preservation Tax Credits on qualifying expenditures under Internal Revenue Code (“IRC”) section 47 and New Market Tax Credits on qualifying investments in designated community development entities (“CDEs”) under IRC section 45D, as well as various state credit programs, including participation in the New York State Brownfield Tax Credit Program, which entitles the members to tax credits based on qualified expenditures at the time those qualified expenditures are placed in service. We typically enter into these investments with sophisticated financial investors. In exchange for the financial investors’ initial contribution into the investment, the financial investor is entitled to substantially all of the benefits derived from the tax credit. Typically, these arrangements have put/call provisions (which range up to 7 years) whereby we may be obligated (or entitled) to repurchase the financial investors’ interest. We have consolidated each of these entities in our consolidated financial statements and have reflected these investor contributions as accounts payable, accrued expenses and other liabilities.
We guarantee to the financial investor that in the event of a subsequent recapture by a taxing authority due to our noncompliance with applicable tax credit guidelines, we will indemnify the financial investor for any recaptured tax credits. We initially record a liability for the cash received from the financial investor. We generally record income upon completion and certification of the qualifying development expenditures for Historic Preservation Tax Credits and upon certification of the qualifying investments in designated CDEs for New Market Tax Credits, resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 7 years. Income related to the sale of tax credits is recorded in interest and other income.
Noncontrolling Interest
Interests held by partners in consolidated entities are reflected in noncontrolling interest, which represents the noncontrolling interests’ share of the underlying net assets of our consolidated subsidiaries. Noncontrolling interest that is not redeemable is reported in the equity section of the Consolidated Balance Sheets.
Noncontrolling interests where we may be required to repurchase the noncontrolling interest at fair value under a put option or other contractual redemption requirement are reported in the mezzanine section of the Consolidated Balance Sheets between liabilities and equity, as redeemable noncontrolling interest. We adjust the redeemable noncontrolling interest to redemption value (which approximates fair value) at each balance sheet date with changes recognized as an adjustment to additional paid-in capital.

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
Impairment of Unconsolidated Entities
We review our portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate that our carrying value in the investments may be in excess of fair value. A loss in value of an equity method investment which is other-than-temporary is recognized as an impairment of unconsolidated entities. This determination is based upon the length of time elapsed, severity of decline, possible recovery period and other relevant facts. Determining fair value of a real estate investment and whether or not a loss is other-than-temporary involves significant judgments and estimates. Examples of these estimates include timing and amounts of expected cash flows, discount rates, capitalization rates and comparable sales data, among other things. Changes to these estimates made by management could affect whether or not an impairment charge would be required and/or the amount of impairment charges recognized.
Variable Interest Entities
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

Results of Operations
Net Earnings (Loss) Attributable to Forest City Enterprises, Inc. – Net earnings attributable to Forest City Enterprises, Inc. for the year ended January 31, 2013 was $36,425,000 versus net loss of $86,486,000 for the year ended January 31, 2012. Although we have substantial recurring revenue sources from our properties, we also enter into significant transactions, which create substantial variances in net earnings (loss) between periods. This variance to the prior year is primarily attributable to the following increases, which are net of noncontrolling interest:

•
$123,850,000 related to a decrease in the net loss on land held for divestiture activities for fully consolidated land projects and land projects accounted for under the equity method of accounting in 2012 compared with 2011;

•	$68,973,000 related to 2012 gains on disposition or partial disposition of rental properties and unconsolidated investments exceeding 2011 gains;

•	$36,484,000 related to the 2012 sale of an approximate 10 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio;

•	$22,142,000 related to a 2012 decrease in allocated losses from our equity investment in The Nets (see “The Nets” section of the MD&A);

•	$18,907,000 related to a 2012 decrease in impairment charges of consolidated (including discontinued operations) and unconsolidated entities;

•
$11,185,000 related to the change in fair market value of certain derivatives between the comparable periods, which was marked to market through interest expense as a result of the derivatives not qualifying for hedge accounting;

•	$9,334,000 primarily related to higher land sales at our Stapleton project in 2012 compared with 2011; and

•
$4,064,000 related to the net gain on change in control of interests related to the acquisition of our partners' interests in certain equity method investments during 2012. The gain represents the adjustment to fair value of all of the assets and liabilities of the entities including the noncontrolling interests of the remaining partner.

These increases were partially offset by the following decreases, net of noncontrolling interest:

•	$42,622,000 related to the 2011 sale of land and air rights for development of a casino in downtown Cleveland, Ohio;

•	$22,121,000 related to a decrease in capitalized interest due to several large property openings in 2012 and the full year impact of projects opened during 2011;

•	$17,737,000 of increased write-offs of abandoned development projects in 2012 compared with 2011;

•	$6,496,000 related to a decrease in income recognized on the sale of state and federal Historic Preservation Tax Credits and New Market Tax Credits in 2012 compared with 2011; and

•
$79,297,000 due to increased income tax expense attributable to both continuing and discontinued operations primarily related to the fluctuations in pre-tax earnings (loss) including gains included in discontinued operations. These fluctuations are primarily due to the various transactions discussed herein.

Net loss attributable to Forest City Enterprises, Inc. for the year ended January 31, 2012 was $86,486,000 versus net earnings of $58,048,000 for the year ended January 31, 2011. The variance to the prior year is primarily attributable to the following decreases, which are net of noncontrolling interest:

•	$216,650,000 related to 2010 gains on disposition of partial interests in rental properties and other investments exceeding 2011 gains;

•	$157,313,000 related to the 2011 net loss on land held for divestiture activities for fully consolidated land projects and land projects accounted for under the equity method of accounting;

•	$14,739,000 related to a 2011 increase in allocated losses from our equity investment in The Nets;

•	$10,894,000 related to the 2010 gains on disposition of our unconsolidated investments exceeding 2011;

•	$9,649,000 related to the lease up losses of 8 Spruce Street. This property was consolidated until a recapitalization transaction in July 2011 which resulted in joint control of the investment;

•	$4,683,000 related to a decrease in income recognized on the sale of state and federal Historic Preservation Tax Credits and New Market Tax Credits in 2011 compared with 2010; and

•	$4,200,000 related to increases in professional fees associated with strategic planning and process improvement initiatives in 2011 compared with 2010.
These decreases were partially offset by the following increases, net of noncontrolling interest:

•	$103,128,000 related to the 2011 decrease in impairment charges of consolidated (including discontinued operations) and unconsolidated entities;

•	$42,622,000 related to the 2011 sale of land and air rights for development of a casino in downtown Cleveland, Ohio;

•	$26,105,000 related to 2011 gains on extinguishment of debt compared with 2010 losses on extinguishment of debt;

•
$6,359,000 related to a decrease in interest expense on our corporate debt due primarily to decreased borrowings on our revolving credit facility and lower interest attributable to our senior and subordinated debt;

•	$4,704,000 related to the 2011 gains on disposition of rental properties exceeding 2010 gains; and

•
$104,284,000 due to decreased income tax expense attributable to both continuing and discontinued operations primarily related to the fluctuations in pre-tax earnings (loss) including gains included in discontinued operations. These fluctuations are primarily due to the various transactions discussed herein.

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
The majority of our peers in the publicly traded real estate industry are REITs and report operations using FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”). Although we are not a REIT, we feel it is important to publish this measure to allow for easier comparison of our performance to our peers. The major difference between us and our REIT peers is that we are a taxable entity and any taxable income we generate could result in payment of federal or state income taxes. Our REIT peers typically are not subject to federal or state income taxes, but must pay out a portion of their taxable income to shareholders. Due to our effective tax management policies, we have not historically been a significant payer of income taxes. This has allowed us to retain our internally generated cash flows but has also resulted in large expenses for deferred taxes as required by GAAP. The treatment of deferred taxes is the single biggest difference between EBDT and FFO. We reported both EBDT and FFO during the fiscal year ended January 31, 2013. Effective February 1, 2013, we will only report FFO to be more comparable to our industry peers.
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

EBDT and FFO (continued)
The table below illustrates the differences between FFO and our historical reporting of EBDT and reconciles these non-GAAP measures to net earnings (loss), the most comparable GAAP measure. All amounts are shown net of noncontrolling interest.

	Year Ended		Year Ended		Year Ended
	January 31, 2013		January 31, 2012		January 31, 2011
	FFO	EBDT	FFO	EBDT	FFO	EBDT
	(in thousands)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$36,425	$36,425	$(86,486)	$(86,486)	$58,048	$58,048
Depreciation and Amortization—Real Estate Groups (1)	301,437	301,437	281,704	281,704	286,042	286,042
Impairment of depreciable rental properties	35,304	35,304	54,211	54,211	153,237	153,237
Gain on disposition of rental properties and partial interests in rental properties	(151,001)	(151,001)	(82,028)	(82,028)	(273,431)	(273,431)
Income tax expense (benefit) adjustments — current and deferred (2)
Gain on disposition of rental properties and partial interests in rental properties	58,935	58,935	31,812	31,812	106,045	106,045
Impairment of depreciable rental properties	(13,692)	(13,692)	(21,024)	(21,024)	(59,856)	(59,856)
Straight-line rent adjustments	—	(15,159)	—	(7,208)	—	(18,160)
Net gain on change in control of interests	—	(4,064)	—	—	—	—
Net (gain) loss on land held for divestiture activity	—	33,463	—	157,313	—	—
Impairment of Land Group projects	—	—	—	—	—	4,102
Amortization of mortgage procurement costs—Real Estate Groups	—	14,992	—	14,670	—	14,341
Preference payment	—	—	—	1,732	—	2,341
Allowance for projects under development revision	—	—	—	(1,000)	—	1,000
Income tax expense (benefit) adjustments — current and deferred (2)
Deferred income tax expense (benefit) on operating earnings	—	12,058	—	51,699	—	56,235
Remove non-Real Estate deferred taxes for 2010 only	—	—	—	—	—	(18,478)
Impairment of Land Group projects	—	—	—	—	—	(1,591)
Net gain (loss) on land held for divestiture activity	—	(12,978)	—	(61,011)	—	—
Net gain on change in control of interests	—	1,576	—	—	—	—
FFO/EBDT	$267,408	$297,296	$178,189	$334,384	$270,085	$309,875

	Year Ended		Year Ended		Year Ended
	January 31, 2013		January 31, 2012		January 31, 2011
	FFO	EBDT	FFO	EBDT	FFO	EBDT
FFO/EBDT Per Share - Diluted
Numerator (in thousands):
FFO/EBDT	$267,408	$297,296	$178,189	$334,384	$270,085	$309,875
If-Converted Method (adjustments for interest, net of tax):
3.625% Puttable Senior Notes due 2014	4,438	4,438	4,438	4,438	4,438	4,438
5.00% Convertible Senior Notes due 2016	1,530	1,530	1,867	1,867	6,113	6,113
4.25% Convertible Senior Notes due 2018	9,107	9,107	4,882	4,882	—	—
FFO/EBDT for per share data	$282,483	$312,371	$189,376	$345,571	$280,636	$320,426
Denominator
Weighted average shares outstanding—Basic	172,621,723	172,621,723	168,170,650	168,170,650	155,485,243	155,485,243
Effect of stock options, restricted stock and performance shares	1,081,949	1,081,949	821,739	821,739	550,730	550,730
Effect of convertible preferred stock	11,414,398	11,414,398	14,550,257	14,550,257	13,115,165	13,115,165
Effect of convertible debt	33,499,503	33,499,503	26,838,208	26,838,208	28,111,373	28,111,373
Effect of convertible Class A Common Units	3,646,755	3,646,755	3,646,755	3,646,755	3,646,755	3,646,755
Weighted average shares outstanding - Diluted	222,264,328	222,264,328	214,027,609	214,027,609	200,909,266	200,909,266
FFO/EBDT Per Share	$1.27	$1.41	$0.88	$1.61	$1.40	$1.59

EBDT and FFO (continued)

(1)	The following table provides detail of depreciation and amortization and amortization of mortgage procurement costs.

	Depreciation and Amortization			Amortization of Mortgage Procurement Costs
	Years Ended January 31,			Years Ended January 31,
	2013	2012	2011	2013	2012	2011
	(in thousands)			(in thousands)
Full Consolidation	$229,661	$208,801	$225,082	$12,112	$11,317	$11,000
Non-Real Estate	(3,365)	(3,247)	(5,906)	—	—	(69)
Real Estate Groups Full Consolidation	226,296	205,554	219,176	12,112	11,317	10,931
Real Estate Groups related to noncontrolling interest	(8,852)	(4,973)	(5,913)	(526)	(509)	(435)
Real Estate Groups Unconsolidated	77,834	67,855	53,072	3,163	3,015	2,314
Real Estate Groups Discontinued Operations	6,159	13,268	19,707	243	847	1,531
Real Estate Groups Pro-Rata Consolidation	$301,437	$281,704	$286,042	$14,992	$14,670	$14,341

(2)	The following table provides detail of Income Tax Expense (Benefit):

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Current taxes
Operating earnings	$(13,483)	$(48,160)	$(40,706)
Gain on disposition of rental properties and partial interests in rental properties	857	38,244	41,409
Net gain (loss) on land held for divestiture activity	(46,168)	—	—
Subtotal	(58,794)	(9,916)	703
Discontinued operations
Operating earnings	212	15	(2,512)
Gain on disposition of rental properties and partial interests in rental properties	61,738	11,740	4,902
Subtotal	61,950	11,755	2,390
Total Current taxes	3,156	1,839	3,093

Deferred taxes
Operating earnings	12,182	51,140	33,926
Non-Real Estate (2010 only)	—	—	18,478
Gain on disposition of rental properties and partial interests in rental properties	12,684	(28,185)	45,542
Impairment of depreciable rental properties	(12,042)	(15,714)	(28,193)
Impairment of Land Group projects	—	—	(1,591)
Net gain (loss) on land held for divestiture activity	33,190	(61,011)	—
Net gain on change in control of interests	1,576	—	—
Subtotal	47,590	(53,770)	68,162
Discontinued operations
Operating earnings	(124)	559	3,831
Gain on disposition of rental properties and partial interests in rental properties	(16,344)	10,013	14,192
Impairment of real estate	(1,650)	(5,310)	(31,663)
Subtotal	(18,118)	5,262	(13,640)
Total Deferred taxes	29,472	(48,508)	54,522
Grand Total	$32,628	$(46,669)	$57,615

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, operating expenses, interest expense and equity in earnings of unconsolidated entities by segment. See discussion of these amounts by segment in the narratives following the tables.

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Revenues from Real Estate Operations
Commercial Group	$716,064	$705,565	$817,958
Commercial Group Land Sales	45,999	54,363	24,742
Residential Group	269,637	245,701	202,366
Arena	48,353	1,569	1,251
Land Development Group	54,634	44,420	32,131
The Nets	—	—	—
Corporate Activities	—	—	—
Total Revenues from Real Estate Operations	$1,134,687	$1,051,618	$1,078,448
Operating Expenses
Commercial Group	$388,412	$357,671	$386,497
Cost of Commercial Group Land Sales	5,286	9,731	19,970
Residential Group	188,591	174,280	132,373
Arena	49,175	12,536	8,302
Land Development Group	48,361	47,543	38,650
The Nets	—	—	—
Corporate Activities	52,450	52,585	47,030
Total Operating Expenses	$732,275	$654,346	$632,822
Interest Expense
Commercial Group	$185,175	$174,364	$220,093
Residential Group	19,000	29,490	18,725
Arena	(122)	(14,336)	(7,508)
Land Development Group	3,801	3,443	3,007
The Nets	—	—	—
Corporate Activities	61,375	56,838	63,884
Total Interest Expense	$269,229	$249,799	$298,201
Equity in Earnings of Unconsolidated Entities
Commercial Group	$26,472	$19,887	$14,177
Gain on disposition of unconsolidated entities	16,107	—	6,443
Residential Group	12,111	10,482	19,567
Gain on disposition or partial disposition of unconsolidated entities	34,959	12,567	17,848
Arena	—	—	—
Land Development Group	821	5,025	2,548
The Nets	(4,672)	(26,814)	(18,318)
Corporate Activities	—	—	—
Total Equity in Earnings of Unconsolidated Entities	$85,798	$21,147	$42,265

Commercial Group
Revenues from Real Estate Operations – Revenues from real estate operations for the Commercial Group, including the group’s land sales, increased by $2,135,000, or 0.3%, for the year ended January 31, 2013 compared with the same period in the prior year. The variance is primarily attributable to the following increases:

•	$40,000,000 related to the 2012 sale of an approximate 10 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio;

•	$17,662,000 related to new property openings as noted in the table below;

•
$10,064,000 primarily related to increased occupancy at Two Metrotech Center, an office building in Brooklyn, New York, Johns Hopkins – 855 North Wolfe Street, an office building in Baltimore, Maryland and Victoria Gardens, a regional mall in Rancho Cucamonga, California;

•	$4,719,000 related to increased revenues on a lease of 303,000 square feet of space in the Higbee Building in Cleveland, Ohio for a new casino;

•	$4,572,000 related to third party management and consulting fee income;

•
$3,005,000 related to the change from the equity method of accounting to full consolidation due to the acquisition of a partner's interest in three office buildings in Albuquerque, New Mexico in July 2012;

•	$2,234,000 related to increased occupancy and increased food and beverage revenue at Sheraton Station Square, a hotel in Pittsburgh, Pennsylvania; and

•
$2,076,000 primarily related to increased parking revenue at Avenue at Tower City Center, a specialty retail center in Cleveland, Ohio, due to the opening of a casino in downtown Cleveland in May 2012.

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

•	$4,522,000 related to decreased occupancy at Ten Metrotech Center, an office building in Brooklyn, New York; and

•
$3,464,000 related to decreases in commercial outlot land sales primarily at Johns Hopkins – 855 North Wolfe Street, Northfield at Stapleton in Denver, Colorado and Westchester’s Ridge Hill, which were partially offset by increases at Shops at Wiregrass in Tampa, Florida and Orchard Town Center, a regional mall in Westminster, Colorado.

Revenues from real estate operations for the Commercial Group, including the group’s land sales, decreased by $82,772,000, or 9.8%, for the year ended January 31, 2012 compared with the same period in the prior year. The variance is primarily attributable to the following decreases:

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

•
$15,379,000 related to decreases in commercial outlot land sales primarily at South Bay Southern Center in Redondo Beach, California, Salt Lake City in Utah, Orchard Town Center and Westchester’s Ridge Hill, which were partially offset by an increase at Johns Hopkins – 855 North Wolfe Street;

•	$11,688,000 related to decreased occupancy at Two MetroTech Center, One Pierrepont Plaza, an office building in Brooklyn, New York and South Bay Galleria, a regional mall in Redondo Beach, California;

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

•
$7,893,000 related to increased occupancy at Orchard Town Center, Illinois Science and Technology Park, in Skokie, Illinois, Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois, Johns Hopkins – 855 North Wolfe Street and Promenade in Temecula, a regional mall in Temecula, California;

•	$5,369,000 related to increased revenues on a lease of 303,000 square feet of space in the Higbee Building for a new casino; and

•	$4,294,000 related to the phased opening of Westchester’s Ridge Hill.
Operating and Interest Expenses – Operating expenses for the Commercial Group increased $26,296,000, or 7.2%, for the year ended January 31, 2013 compared with the same period in the prior year. The variance is primarily attributable to the following increases:

•	$19,889,000 related to increased write-offs of abandoned development projects in 2012 compared with 2011;

•	$9,175,000 related to new property openings as noted in the table below;

•	$3,516,000 related to the 2012 sale of an approximate 10 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio;

•	$2,446,000 related to increased expenses on a lease of 303,000 square feet of space in the Higbee Building for a new casino; and

•	$1,954,000 related to increased real estate tax expense at New York Times, an office building in Manhattan, New York, due to a decrease in tax abatements.
These increases were partially offset by the following decreases:

•
$7,914,000 related to the change from full consolidation method of accounting to equity method for 8 Spruce Street in 2011. The operating expenses for 2011 prior to the conversion to equity method of accounting on July 1, 2011 relate to construction of a school at 8 Spruce Street. These costs are reimbursed by the New York City School Construction Authority which are included in revenues from real estate operations;

•
$5,980,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in March 2011 with an outside partner in 15 retail properties in the New York City metropolitan area;

•
$5,583,000 related to decreases in commercial outlot land sales primarily at Johns Hopkins – 855 North Wolfe Street, Northfield at Stapleton, and Westchester’s Ridge Hill, which were partially offset by increases at Shops at Wiregrass and Orchard Town Center;

•
$3,863,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in October 2011 with an outside partner at the Mall at Stonecrest; and

•	$2,378,000 related to the 2011 sale of an approximate 6 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio.
Operating expenses for the Commercial Group decreased $39,065,000, or 9.6%, for the year ended January 31, 2012 compared with the same period in the prior year. The variance is primarily attributable to the following decreases:

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

•
$12,617,000 related to decreases in commercial outlot land sales primarily at South Bay Southern Center, Salt Lake City, Orchard Town Center and Westchester’s Ridge Hill, which were partially offset by an increase at Johns Hopkins – 855 North Wolfe Street;

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

These decreases were partially offset by the following increases:

•	$7,195,000 related to the phased opening of Westchester’s Ridge Hill;

•	$3,468,000 related to increased research and development costs for a modular construction project at Brooklyn Atlantic Yards in Brooklyn, New York;

•	$2,739,000 related to increased write-offs of abandoned development projects in 2011 compared with 2010;

•	$2,378,000 related to the 2011 sale of an approximate 6 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio; and

•	$2,309,000 related to increased real estate tax expense on the land parcels sold to Rock Ohio Caesars Cleveland, LLC for development of its casino in downtown Cleveland, Ohio.
Interest expense for the Commercial Group increased by $10,811,000, or 6.2%, for the year ended January 31, 2013 compared with the same period in the prior year. This increase is primarily attributable to the opening of new properties, as noted in the table below, partially offset by the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with outside partners in 15 retail properties in the New York City metropolitan area in 2011 and the Mall at Stonecrest in 2011. Interest expense for the Commercial Group decreased by $45,729,000, or 20.8%, for the year ended January 31, 2012 compared with the same period in the prior year. This decrease is primarily attributable to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner in 15 retail properties in the New York City metropolitan area in 2011 and increased capitalized interest due to additional qualified expenditures.
The following table presents the increases in revenues and operating expenses for newly-opened properties for the year ended January 31, 2013 compared with the same period in the prior year:

				Year Ended January 31, 2013 vs. 2012
Newly-Opened Properties	Location	Quarter-Year Opened	Square feet	Revenues from Real Estate Operations	Operating Expenses	Interest Expense
				(in thousands)
Retail Centers:
Westchester's Ridge Hill	Yonkers, New York	Q2-2011/12	1,336,000	$17,373	$9,038	$18,898
The Yards - Boilermaker Shops	Washington, D.C.	Q4-12	39,000	5	64	22
Office Building:
Johns Hopkins Parking Garage	Baltimore, MD	Q4-12	492,000	284	73	26
Total				$17,662	$9,175	$18,946
Comparable occupancy for the Commercial Group is 91.3% and 89.5% for retail and office, respectively, as of January 31, 2013 compared with 91.4% and 90.7%, respectively, as of January 31, 2012. Retail and office occupancy as of January 31, 2013 and 2012 is based on square feet leased at the end of the fiscal quarter. Comparable occupancy relates to properties opened and operated in both the years ended January 31, 2013 and 2012.
As of January 31, 2013, the average base rent per square feet expiring for retail and office leases is $35.40 and $35.36, respectively. Square feet of expiring leases and average base rent per square feet are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases.
We monitor retail and office leases expiring in the short to mid-term. Management’s plan to obtain lease renewals for expiring retail and office leases includes signing of lease extensions, if available, and active marketing for available or soon to be available space to new or existing tenants in the normal course of business.

Retail Centers
The following tables represent those new leases and gross leasable area (“GLA”) signed on the same space in which there was a former tenant and existing tenant renewals.

Regional Malls
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per Square Foot (1)(2)	Prior Rent Per Square Foot (1)(2)	Cash Basis % Change over Prior Rent
1st Quarter 2012	38	88,993	$58.67	$53.37	9.9%
2nd Quarter 2012	28	81,774	$53.36	$48.96	9.0%
3rd Quarter 2012	37	128,204	$43.67	$38.48	13.5%
4th Quarter 2012	23	63,551	$50.64	$44.93	12.7%
Total	126	362,522	$50.76	$45.62	11.3%

Specialty Retail Centers
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per Square Foot (1)(2)	Prior Rent Per Square Foot (1)(2)	Cash Basis % Change over Prior Rent
1st Quarter 2012	7	29,117	$41.95	$41.56	0.9%
2nd Quarter 2012	8	35,234	$21.40	$21.77	(1.7)%
3rd Quarter 2012	5	37,129	$28.38	$28.70	(1.1)%
4th Quarter 2012	4	7,281	$41.78	$44.37	(5.8)%
Total	24	108,761	$30.65	$30.95	(1.0)%
Office Buildings
The following table represents all new leases signed compared with terms of all expired leases in our office portfolio over the past 12 months. Changes in rent per square foot between all new and all expired leases are influenced by various factors, including but not limited to non-comparable markets, non-comparable buildings and space within those buildings being compared. Depending on the mix of new and expired leases, the percentage change in rent per square foot will vary accordingly.

Office Buildings
Quarter	Number of Leases Signed	Number of Leases Expired	GLA Signed	GLA Expired	Contractual Rent Per Square Foot (1)(2)	Expiring Rent Per Square Foot (1)(2)	Cash Basis % Change over Prior Rent
1st Quarter 2012	38	29	340,382	314,172	$27.40	$29.32	(6.5)%
2nd Quarter 2012	28	20	132,835	96,046	$20.13	$18.66	7.9%
3rd Quarter 2012	30	35	195,197	195,523	$38.45	$38.83	(1.0)%
4th Quarter 2012	17	27	76,889	124,062	$24.57	$23.97	2.5%
Total	113	111	745,303	729,803	$28.71	$29.55	(2.8)%

Office Buildings by Product in Core and Non-Core Markets
	Number of Leases Signed	Number of Leases Expired	GLA Signed	GLA Expired	Contractual Rent Per Square Foot (1)(2)	Expiring Rent Per Square Foot (1)(2)	Cash Basis % Change over Prior Rent
Products:
Life Science Office	15	12	117,494	116,859	$45.30	$50.19	(9.7)%
Other Office	53	44	352,380	299,726	$30.90	$33.38	(7.4)%
Total Office in Core Markets	68	56	469,874	416,585	$34.50	$38.10	(9.4)%
Office in Non-Core Markets	45	55	275,429	313,218	$18.82	$18.19	3.5%
Total	113	111	745,303	729,803	$28.71	$29.55	(2.8)%

(1)
Retail and Office contractual rent per square foot includes base rent and fixed additional charges for common area maintenance. Retail contractual rent per square foot also includes fixed additional marketing/promotional charges.

(2)
For all new leases, contractual rent per square foot is the new base rent as of rental commencement. For all expiring leases, contractual rent per square foot is the base rent at the time of expiration, plus any applicable escalations.

Commercial Net Operating Income – We define Net Operating Income (“NOI”) as revenues (excluding straight-line rent adjustments) less operating expenses (including depreciation and amortization for non-real estate groups) plus interest income, plus equity in earnings (loss) of unconsolidated entities (excluding gain on disposition and impairment of unconsolidated entities) plus interest expense, gain (loss) on extinguishment of debt, depreciation and amortization of unconsolidated entities. Comparable NOI is an operating statistic defined as NOI from properties opened and operated in all periods presented net of noncontrolling interests. Comparable NOI is useful because it measures the performance of the same properties on a period-to-period basis and is used to assess operating performance and resource allocation of the operating properties within our strategic business units. While property dispositions, acquisitions or other factors can impact net earnings in the short term, we believe comparable NOI gives a more consistent view of the overall performance of our operating portfolio from quarter-to-quarter and year-to-year. The percentage change of comparable NOI over the same period in the prior year is as follows:

	Years Ended January 31,
	2013	2012
Retail	2.1%	2.6%
Office	2.1%	(2.6)%
See the “Commercial Group” section in Item 1 of this Form 10-K for additional operating statistics.

Residential Group
Revenues from Real Estate Operations – Included in revenues from real estate operations is fee income related to the development and construction management related to our military housing projects. Military housing fee income and related operating expenses may vary significantly from period to period based on the timing of development and construction activity at each applicable project. Revenues from real estate operations for the Residential Group increased by $23,936,000, or 9.7%, during the year ended January 31, 2013 compared with the prior year. The variance is primarily attributable to the following increases:

•	$12,143,000 related to third party management fees and other fee income;

•
$4,918,000 primarily related to increased occupancy at Presidio Landmark, an apartment community in San Francisco, California, and Forest Trace, a supported-living appartment community in Lauderhill, Florida;

•	$4,915,000 related to new property openings as noted in the table below; and

•
$2,005,000 related to military housing fee income from the management and development of units in our military housing portfolio (see the “Military Housing Fee Revenues” section below for further detail).

These increases were partially offset by the following decrease:

•
$4,705,000 related to the change from full consolidation to equity method of accounting for DKLB BKLN, an apartment community in Brooklyn, New York, and 8 Spruce Street as a result of the recapitalization of these entities in July 2011.

Revenues from real estate operations for the Residential Group increased by $43,335,000, or 21.4%, during the year ended January 31, 2012 compared with the prior year. The variance is primarily attributable to the following increases:

•
$29,483,000 related to military housing fee income from the management and development of units in our military housing portfolio (see the “Military Housing Fee Revenues” section below for further detail);

•	$4,450,000 related to the change from equity method to full consolidation method of accounting for Millender Center, a mixed-use property in Detroit, Michigan;

•	$3,811,000 related to new property openings as noted in the table below;

•	$2,913,000 related to third party management fees and other income; and

•	$1,997,000 related to the sale of land parcels and related development opportunities in Richmond, Virginia.
These increases were partially offset by the following decrease:

•	$3,356,000 related to the change from full consolidation to equity method of accounting for DKLB BKLN and 8 Spruce Street as a result of the recapitalization of these entities.
Operating and Interest Expenses – Operating expenses for the Residential Group increased by $14,311,000, or 8.2%, during the year ended January 31, 2013 compared with the prior year. This variance is primarily attributable to the following increases:

•	$12,206,000 related to expenditures associated with third party management and consulting fee arrangements; and

•	$1,511,000 related to new property openings as noted in the table below.

These increases were partially offset by the following decreases:

•	$4,790,000 related to the change from full consolidation to equity method of accounting for DKLB BKLN and 8 Spruce Street; and

•	$2,145,000 related to decreased write-offs of abandoned development projects in 2012 compared with 2011.
Operating expenses for the Residential Group increased by $41,907,000, or 31.7%, during the year ended January 31, 2012 compared with the prior year. This variance is primarily attributable to the following increases:

•	$28,636,000 related to management expenditures associated with military housing fee revenues;

•	$6,046,000 related to expenditures associated with third party management and consulting fee arrangements;

•	$3,019,000 related to the change from equity method to full consolidation method of accounting for Millender Center;

•	$2,400,000 related to an unfavorable judgment from litigation at Easthaven at the Village, an apartment community in Beachwood, Ohio, arising from a building fire in 2007;

•	$2,352,000 related to new property openings as noted in the table below; and

•	$1,950,000 related to the cost of the land sale and related development opportunities in Richmond, Virginia.
These increases were partially offset by the following decrease:

•	$2,993,000 related to decreased write-offs of abandoned development projects in 2011 compared with 2010.
Interest expense for the Residential Group decreased by $10,490,000, or 35.6%, during the year ended January 31, 2013 compared with the same period in the prior year. This decrease is primarily attributable to mark-to-market adjustments on non-designated interest rate swaps, partially offset by the opening of new properties, as noted in the table below. Interest expense for the Residential Group increased by $10,765,000, or 57.5%, during the year ended January 31, 2012 compared with the same period in the prior year. This increase is primarily a result of the opening of new properties, as noted in the table below, and mark-to-market adjustments on non-designated interest rate swaps.
The following table presents the increases in revenues, operating expenses and interest expense for newly-opened properties for the year ended January 31, 2013 compared with the same period in the prior year:

				Year Ended January 31, 2013 vs. 2012
Property	Location	Quarter-Year Opened	Units	Revenues from Real Estate Operations	Operating Expenses	Interest Expense
				(in thousands)
Botanica Eastbridge	Denver, Colorado	Q3-2012	118	$119	$262	$7
Aster Town Center	Denver, Colorado	Q1-2012/Q2-2012	85	672	475	146
Foundry Lofts	Washington, D.C.	Q4-2011	170	4,124	774	2,960
Total				$4,915	$1,511	$3,113
The following table presents the increases (decreases) in revenues, operating expenses and interest expense for newly-opened properties for the year ended January 31, 2012 compared with the same period in the prior year:

				Year Ended January 31, 2012 vs. 2011
Property	Location	Quarter-Year Opened	Units	Revenues from Real Estate Operations	Operating Expenses	Interest Expense
				(in thousands)
Foundry Lofts	Washington, D.C.	Q4-2011	170	$108	$1,571	$(571)
Presidio Landmark	San Francisco, California	Q3-2010	161	2,613	1,464	3,712
Hamel Mill Lofts	Haverhill, Massachusetts	Q4-2008/Q3-2010	305	1,090	(683)	43
Total				$3,811	$2,352	$3,184

Comparable average occupancy for the Residential Group is 94.7% and 94.5% for the years ended January 31, 2013 and 2012, respectively. Average residential occupancy for the years ended January 31, 2013 and 2012 is calculated by dividing gross potential rent less vacancy by gross potential rent. Gross potential rent (“GPR”) is calculated based on actual rents per lease agreements for occupied apartment units and at market rents for vacant apartment units. Market rental rates are determined using a variety of factors which include availability of specific apartment unit types (one bedroom, two bedroom, etc.), seasonality factors and rents offered by competitive properties for similar apartment types in the same geographic market. Comparable average occupancy relates to properties opened and operated in both the years ended January 31, 2013 and 2012.
The percentage change of comparable NOI over the same period in the prior year is as follows:

	Years Ended January 31,
	2013	2012
Residential	7.3%	7.3%
The following tables present leasing information of our Apartment Communities for the various periods presented.

Quarterly Comparison		Monthly Average Residential Rental Rates (2)			Average Residential Occupancy
	Leasable Units at	Three Months Ended January 31,			Three Months Ended January 31,
Comparable Apartment Communities (1)	Pro-Rata %(3)	2013	2012	% Change	2013	2012	% Change
Core Markets	7,709	$1,667	$1,584	5.2%	95.0%	94.2%	0.8%
Non-Core Markets	9,458	$971	$947	2.5%	93.8%	92.7%	1.1%
Total Comparable Apartments	17,167	$1,290	$1,239	4.1%	94.5%	93.6%	0.9%

Year-to-Date Comparison		Monthly Average Residential Rental Rates (2)			Average Residential Occupancy
	Leasable Units at	Years Ended January 31,			Years Ended January 31,
Comparable Apartment Communities (1)	Pro-Rata %(3)	2013	2012	% Change	2013	2012	% Change
Core Markets	7,548	$1,597	$1,516	5.3%	95.3%	95.0%	0.3%
Non-Core Markets	9,136	$856	$826	3.6%	93.6%	93.8%	(0.2)%
Total Comparable Apartments	16,684	$1,198	$1,144	4.7%	94.7%	94.5%	0.2%

Sequential Quarter Comparison		Monthly Average Residential Rental Rates (2)			Average Residential Occupancy
	Leasable Units at	Three Months Ended			Three Months Ended
Comparable Apartment Communities (1)	Pro-Rata %(3)	January 31, 2013	October 31, 2012 (4)	% Change	January 31, 2013	October 31, 2012 (4)	% Change
Core Markets	7,879	$1,680	$1,659	1.3%	95.1%	95.2%	(0.1)%
Non-Core Markets	9,458	$971	$955	1.7%	93.8%	94.1%	(0.3)%
Total Comparable Apartments	17,337	$1,299	$1,281	1.4%	94.6%	94.8%	(0.2)%

(1)
Includes apartment communities completely opened and operated in the periods presented. These apartment communities include units leased at affordable apartment rates which provide a discount from average market rental rates. For the three months ended January 31, 2013, 20.0% of leasable units in core markets and 4.6% of leasable units in non-core markets were deemed affordable housing units. Excludes all military and limited-distribution subsidized senior housing units.

(2)	Represents GPR less concessions.

(3)	Leasable units at pro-rata represent our share of total leasable units at the apartment community.

(4)	These amounts may differ from data as reported in the previous quarter because the properties that qualify as comparable change from period to period.
Military Housing Fee Revenues – Development fees related to military housing projects are earned based on a contractual percentage of the actual development costs incurred. Additional development incentive fees are recognized based upon successful completion of criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements. Development and development incentive fees of $39,475,000, $35,323,000 and $5,861,000 were recognized during the years ended January 31, 2013, 2012 and 2011, respectively, which were recorded in revenues from real estate operations.

Construction management fees are earned based on a contractual percentage of the actual construction costs incurred. Additional construction incentive fees are recognized based upon successful completion of certain criteria as set forth in the construction contracts. Construction and incentive fees of $1,264,000, $4,158,000 and $5,618,000 were recognized during the years ended January 31, 2013, 2012 and 2011, respectively, which were recorded in revenues from real estate operations.
Property management and asset management fees are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, that is generated by the military housing privatization projects as defined in the agreements. Additional property management incentive fees are recognized based upon successful completion of certain criteria as set forth in the property management agreements. Property management, management incentive and asset management fees of $18,203,000, $17,456,000 and $15,975,000 were recognized during the years ended January 31, 2013, 2012 and 2011, respectively, which were recorded in revenues from real estate operations.

Arena
Revenues from Real Estate Operations – Revenues from real estate operations for the Arena increased by $46,784,000 for the year ended January 31, 2013 compared with the same period in the prior year. This increase is attributable to the grand opening of the Arena which occurred on September 28, 2012.
Operating and Interest Expenses – Operating expenses for the Arena increased by $36,639,000 for the year ended January 31, 2013 compared with the same period in the prior year. This increase is attributable to the grand opening of the Arena which occurred on September 28, 2012. Operating expenses for the Arena increased by $4,234,000 for the year ended January 31, 2012 compared with the same period in the prior year. This increase is primarily attributable to increased non-capitalized marketing costs.
Interest expense for the Arena increased by $14,214,000 for the year ended January 31, 2013 compared with the same period in the prior year. The increase is due to a decrease in capitalized interest due to the opening of the Arena. Interest expense for the Arena decreased by $6,828,000 for the year ended January 31, 2012 compared with the same period in the prior year. This decrease is primarily attributable to increased capitalized interest due to increased qualifying capital expenditures.
Land Development Group
On January 31, 2012, our Board of Directors approved a strategic decision by senior management to reposition or divest significant portions of our Land Development Group as part of a greater focus on core rental products in core markets. As a result, the only land holdings that we retain and continue to develop is our Stapleton project. The Stapleton project represents one of the nation's largest urban redevelopments and is a true mixed-use project with substantial future entitlements, including apartments, retail and office space as well as single family neighborhoods, where we sell residential lots to builders. We control the future development opportunity at Stapleton through an option agreement that requires us to maintain an ownership position. This requirement together with the continued strong performance at Stapleton will allow us to maximize the potential of this project as a great example of a sustainable urban redevelopment focused on walkable neighborhoods, abundant amenities and open space. Land development, infrastructure, financing and residential and commercial land sales at Stapleton will continue to be reported in the Land Development Group segment. Apartments, office and retail we develop at Stapleton are included in the Residential Group or Commercial Group depending on product type.
As of January 31, 2013, we have divested substantially all of our land projects previously included in land held for divestiture. During the year ended January 31, 2013, revenues and cost of sales related to land held for divestiture are being reported on a separate financial statement line. As a result, current period results for the Land Development Group represent the activity of our Stapleton project whereas prior period results included the activity of our Stapleton project and various other land projects now classified as land held for divestiture. The progress we have made on the execution of the divestiture plan is discussed in Note L – Land Held for Divestiture in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-K.
Revenues from Real Estate Operations – Revenues from real estate operations for the Land Development Group increased by $10,214,000 for the year ended January 31, 2013 compared with the same period in the prior year. This variance is attributable to an increase of $16,226,000 related to higher land sales at Stapleton partially offset by lower land sales at various land development projects previously reported as Land Development Group revenues as discussed above.
Revenues from real estate operations for the Land Development Group increased by $12,289,000 for the year ended January 31, 2012 compared with the same period in the prior year. This variance is primarily attributable to increases of $12,093,000 related to higher land sales at Stapleton and $1,909,000 related to higher land sales at Tangerine Crossing in Tucson, Arizona and Mill Creek in York County, South Carolina.
Operating and Interest Expenses – Operating expenses for the Land Development Group increased by $818,000 for the year ended January 31, 2013 compared with the same period in the prior year. This variance is primarily attributable to an increase of $6,004,000 related to higher land sales at Stapleton offset by lower cost of sales at various land development projects previously included as Land Development Group operating expenses in the comparable period as discussed above.

Operating expenses for the Land Development Group increased by $8,893,000 for the year ended January 31, 2012 compared with the same period in the prior year. This variance is primarily attributable to increases of $6,880,000 primarily related to higher land sales at Stapleton and $2,045,000 related to higher land sales at Tangerine Crossing and Mill Creek.
Interest expense for the Land Development Group increased by $358,000 for the year ended January 31, 2013 and $436,000 during the year ended January 31, 2012 compared with the same periods in the prior years. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group and interest rates.
Net Gain (Loss) on Land Held for Divestiture Activity
The following table summarizes the net gain (loss) on land held for divestiture activities of consolidated entities:

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Sales of land held for divestiture	$74,150	$—	$—
Cost of sales of land held for divestiture	(56,247)	—	—
Gain on extinguishment of debt of land held for divestiture	4,373	—	—
Net gain on closed transactions of land held for divestiture	22,276	—	—
Impairment of land held for divestiture	(15,796)	(115,654)	—
Net gain (loss) on land held for divestiture activity	$6,480	$(115,654)	$—
See Note L – Land Held for Divestiture in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for detailed information.
Net Loss on Land Held for Divestiture Activity of Unconsolidated Entities
The following table summarizes the net loss on investments in unconsolidated entities which are part of the land divestiture strategy:

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Net loss on sales of land held for divestiture of unconsolidated entities	$(371)	$—	$—
Impairment of investments in unconsolidated entities	(40,406)	(41,902)	—
Net loss on land held for divestiture activity of unconsolidated entities	$(40,777)	$(41,902)	$—
See Note L – Land Held for Divestiture in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for detailed information.
The Nets
Our ownership of The Nets is through Nets Sports and Entertainment LLC ("NS&E"). NS&E also owns Brooklyn Arena, LLC ("Arena LLC"), an entity that through its subsidiaries oversaw the construction of and has a long-term lease in the Barclays Center arena, the home of The Nets. NS&E consolidates Arena LLC and accounts for its investment in The Nets on the equity method of accounting. As a result of consolidating NS&E, we record the entire net loss of The Nets allocated to NS&E in equity in loss of unconsolidated entities and allocate, based on an analysis of each respective members' claims on the net book equity assuming a liquidation at book value, NS&E's noncontrolling partners' share of its losses, if any, through noncontrolling interests in our Statement of Operations.
On May 12, 2010, entities controlled by Mikhail Prokhorov (“MP Entities”) invested $223,000,000 and made certain funding commitments (“Funding Commitments”) to acquire 80% of The Nets, 45% of Arena LLC and the right to purchase up to 20% of Atlantic Yards Development Company, LLC, which will develop non-arena real estate. In accordance with the Funding Commitments, the MP Entities agreed to fund The Nets operating needs up to $60,000,000.
The MP Entities met the $60,000,000 funding commitment during the three months ended July 31, 2011. As a result, NS&E was required to fund 100% of the operating needs, as defined, until Barclays Center was complete and open, which occurred on September 28, 2012. Thereafter, members’ capital contributions are made in accordance with the operating agreements. During the year ended January 31, 2013, we funded $9,619,000 of The Nets operating requirements, net of the reimbursement from the MP Entities for funding related to the 2012-2013 season.

The amount of equity in loss, net of noncontrolling interests, was $4,672,000, $26,814,000 and $12,075,000 for the years ended January 31, 2013, 2012 and 2011, respectively. The decrease in 2012 compared with 2011 is primarily due to the waterfall impacts of the funding commitments among our partners as discussed above. The increase in 2011 compared with 2010 is primarily due to the $60,000,000 funding commitment having been met by the MP Entities during the three months ended July 31, 2011 resulting in the allocation of losses to NS&E.
Corporate Activities
Operating and Interest Expenses – Operating expenses for Corporate Activities decreased by $135,000 for the year ended January 31, 2013 compared to the prior year.
Operating expenses increased $5,555,000 for the year ended January 31, 2012 compared to the prior year. The increase was attributed to increased payroll and related benefits, including stock-based compensation of $5,627,000 and professional fees of $4,200,000 associated with strategic planning and process improvement initiatives, offset by a decrease in a nonrecurring expense of $4,000,000 related to the settlement of a liability claim that we may be able to recoup in the future.
Interest expense increased by $4,537,000 for the year ended January 31, 2013 compared to the prior year, as a result of interest on $350,000,000 of 4.250% convertible Senior Notes due 2018 ("2018 Senior Notes") issued in July 2011, interest on $125,000,000 of 2034 Senior Notes issued in July 2012 offset by decreased interest on the $125,000,000 of 2015 Senior Notes redeemed in August 2012 and lower interest expense on corporate interest rate swaps due to reduction in the strike rate of the active swaps compared to the prior period.
Interest expense decreased by $7,046,000 for the year ended January 31, 2012 compared with the prior year, primarily as a result of lower interest on our Credit Facility due to reduced borrowings and lower interest rate and the exchange of $110,000,000 and $40,000,000 of our 5.000% Convertible Senior Notes due 2016 for Class A common stock in January 2011 and May 2011, respectively, partially offset by interest on $350,000,000 of our 2018 Senior Notes issued in July 2011.

Other Activity
The following items are discussed on a consolidated basis.
Interest and Other Income
Interest and other income was $45,915,000, $52,094,000 and $52,792,000 for the years ended January 31, 2013, 2012 and 2011, respectively. The decrease for the year ended January 31, 2013 compared with the prior year is primarily due to a decrease of $6,496,000 related to the sale of state and federal historic preservation tax credits and new market tax credits. The decrease for the year ended January 31, 2012 compared with the prior year is primarily due to a decrease of $4,683,000 related to the sale of state and federal historic preservation tax credits and new market tax credits. This decrease was partially offset by an increase of $4,808,000 related to interest income earned on a total rate of return swap.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated entities was $85,798,000 for the year ended January 31, 2013 and $21,147,000 for the year ended January 31, 2012, representing an increase of $64,651,000. The variance is primarily attributable to the following increases:

-	Residential Group

•	$34,959,000 related to the 2012 gain on disposition of partial interest in 8 Spruce Street.

-	The Nets

•	$22,142,000 related to a 2012 decrease in allocated losses from our equity investment in The Nets.

-	Commercial Group

•	$16,107,000 related to the 2012 gains on disposition of our unconsolidated investment in Village at Gulfstream Park and Chagrin Plaza I and II, office buildings in Beachwood, Ohio; and

•
$3,381,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2011 with an outside partner in 15 retail properties in the New York City metropolitan area.

-	Land Development Group

•	$2,970,000 related to deferred revenue recognition at Central Station, a mixed-use land development project in downtown Chicago, Illinois upon the sale of the underlying land.

These increases were partially offset by the following decreases:

-	Residential Group

•
$12,567,000 related to the 2011 gains on disposition of our partnership interest in Metropolitan Lofts, an apartment community in Los Angeles, California and Twin Lake Towers, an apartment community in Denver, Colorado; and

•	$2,678,000 related to a 2012 increase in allocated losses from our equity investment in Uptown Apartments, an apartment community in Oakland, California.
Equity in earnings of unconsolidated entities was $21,147,000 for the year ended January 31, 2012 and $42,265,000 for the year ended January 31, 2011, representing a decrease of $21,118,000. The variance is primarily attributable to the following decreases:

-	Commercial Group

•	$6,443,000 related to the 2010 gain on disposition of Woodbridge Crossing, a specialty retail center in Woodbridge, New Jersey;

•	$3,936,000 primarily related to 2010 lease termination fee income at San Francisco Centre, a regional mall in San Francisco, California, that did not recur; and

•	$2,791,000 related to the 2010 gain on extinguishment of the Urban Redevelopment Authority loan at Liberty Center, an office building in Pittsburgh, Pennsylvania.

-	Residential Group

•	$15,633,000 primarily related to the 2010 gain on disposition of Millender Center;

•
$5,537,000 related to the lease up losses of 8 Spruce Street and DKLB BKLN that opened in phases beginning in the first quarter of 2011 and the fourth quarter of 2009, respectively. These two properties were consolidated until the recapitalization transaction in July 2011 which resulted in joint control of the investment;

•	$2,317,000 primarily related to a 2011 increase in allocated losses from our equity investment in Uptown Apartments; and

•	$2,215,000 related to the 2010 gain on disposition of Pebble Creek, an apartment community in Twinsburg, Ohio.

-	The Nets

•	$8,496,000 related to a 2011 increase in allocated losses from our equity investment in The Nets.
These decreases were partially offset by the following increases:

-	Commercial Group

•
$7,861,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2011 with an outside partner in 15 retail properties in the New York City metropolitan area; and

•	$2,557,000 related to the 2010 write-off of an abandoned development project in Pittsburgh, Pennsylvania.

-	Residential Group

•	$12,567,000 related to the 2011 gains on disposition of our partnership interest in Metropolitan Lofts and Twin Lake Towers.
Amortization of Mortgage Procurement Costs
We amortize mortgage procurement costs over the term of the related nonrecourse mortgage debt and notes payable. For the years ended January 31, 2013, 2012 and 2011, we recorded amortization of mortgage procurement costs of $12,112,000, $11,317,000 and $11,000,000, respectively. Amortization of mortgage procurement costs increased $795,000 and $317,000 for the years ended January 31, 2013 and 2012, respectively, compared with the same periods in the prior years.
Gain (Loss) on Extinguishment of Debt
See Note U – Gain (Loss) on Extinguishment of Debt in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for detailed information.
Impairment of Real Estate, Impairment of Unconsolidated Entities and Write-Off of Abandoned Development Projects
See Note T – Impairment of Real Estate, Impairment of Unconsolidated Entities and Write-Off of Abandoned Development Projects in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for detailed information.

Depreciation and Amortization
We recorded depreciation and amortization expense of $229,661,000, $208,801,000 and $225,082,000 for the years ended January 31, 2013, 2012 and 2011, respectively, which is an increase of $20,860,000, or 10.0%, and a decrease of $16,281,000, or 7.2%, compared with the same periods in the prior years. The increase for the year ended January 31, 2013 compared with the prior year is primarily attributable to new property openings. The decrease for the year ended January 31, 2012 compared with the prior year is primarily attributable to the disposition of partial interests in rental properties, the largest of which related to 15 retail properties during the first quarter of 2011, partially offset by new property openings.
Net Gain (Loss) on Disposition of Partial Interests in Rental Properties and Other Investment
The net gain (loss) on disposition of partial interests in rental properties and other investment is comprised of the following:

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
New York Retail Joint Venture	$—	$9,561	$—
Stonecrest Mall Joint Venture	—	5,849	—
Annex building adjacent to the Dallas Wilson Building	—	2,255	—
University Park Joint Venture	—	—	176,192
The Nets	—	—	55,112
Bernstein Joint Venture	—	—	29,342
Other transaction costs	—	—	(2,656)
	$—	$17,665	$257,990
See Note M – Net Gain (Loss) on Disposition of Partial Interests in Rental Properties and Other Investment in the Notes to Consolidated Financial statements in Item 8 of this Form 10-K for additional information.
Discontinued Operations
See Note V – Discontinued Operations and Gain (Loss) on Disposition of Rental Properties in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for detailed information.

FINANCIAL CONDITION AND LIQUIDITY
Multi-family rental properties continue to perform well despite the current uncertain economic conditions. These ongoing economic conditions continue to put pressure on occupancy rates, rent levels and property values of other types of commercial real estate. Access to bank credit and capital has continued to improve from post recession lows, with banks and permanent lenders indicating an increased interest in originating new loans for real estate projects, particularly as their existing portfolio loans get paid off. Originations of new loans for commercial mortgage backed securities have continued to improve as well. Although underwriting standards have begun to loosen, lenders continue favoring high quality operating assets in strong markets. While banks continue to originate construction loans for multifamily projects, construction loans for office or retail projects remain difficult to obtain, unless the project has substantial pre-leasing in place or higher than historical equity commitments from the company.
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
Our strategic plan drives our capital strategy and business focus on core products and markets. In order to achieve our strategic goals, we have a detailed process of evaluating each individual asset in our operating and development portfolio to identify those having the best opportunity to provide capital through full or partial sale in conjunction with our strategy of focusing on our core products and markets. This process may result in reductions to estimated holding periods and the total estimated undiscounted cash flows used for impairment calculations on our individual consolidated real estate assets. In some cases, this may result in estimated undiscounted cash flows being less than the carrying value of the consolidated asset and necessitating an impairment charge to write-down the asset to its estimated fair value.

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
Our primary capital strategy seeks to isolate the operating and financial risk at the property level to maximize returns and reduce risk on and of our equity capital. As such, substantially all of our operating and development properties are separately encumbered with nonrecourse mortgage debt or notes payable. We do not cross-collateralize our mortgage debt and notes payable outside of a single identifiable project. We operate as a C-corporation and retain substantially all of our internally generated cash flows. This cash flow, together with refinancing and property sale proceeds, has historically provided us with the necessary liquidity to take advantage of investment opportunities. The economic downturn and its impact on the lending and capital markets reduced our ability to finance development and acquisition opportunities and also modified the required rates of return to make new investment opportunities appealing. As a result of these market changes, we have established limitations on entering into new development activities.
We continue to make progress on certain other pre-development projects, primarily multifamily projects located in core markets. The cash that we believe is required to fund our equity in projects under construction and development plus any cash necessary to extend or pay down the remaining 2013 debt maturities is anticipated to exceed our cash from operations. As a result, we intend to extend maturing debt or repay it with net proceeds from property sales, equity joint ventures or future debt or equity financing.
In December 2012, we formed a strategic capital partnership with the Arizona State Retirement System ("ASRS"). This $400,000,000 equity fund plans to invest in multifamily development projects primarily in New York City, Washington D.C., Boston, Los Angeles, and San Francisco. Funding for the joint venture will be 75% from ASRS and 25% from us. This significant capital contribution will allow us to create value by activating existing entitlements currently in our projects under development and allow us to pursue other development opportunities in our core markets. We estimate that approximately two-thirds of our required equity contribution is already represented by entitled development opportunities on our balance sheet.
During the year ended January 31, 2013, we closed several transactions which strengthened our balance sheet by increasing liquidity, converting preferred equity to common equity, reducing certain future fixed charges for interest and preferred dividends and addressing certain near term maturities of our senior notes.

•
On December 20, 2012, we sold a portion of our equity ownership interests in 8 Spruce Street, an apartment community in Manhattan, New York, for a cash sales price of $250,390,000. The new outside partner received a 49% equity ownership interest in 8 Spruce Street and our ownership interest was reduced from approximately 36% to 18%. The transaction resulted in net cash proceeds of $129,037,000.

•
We entered into separate, privately negotiated exchange agreements with certain holders of our Series A Cumulative Perpetual Convertible Preferred Stock ("Series A preferred stock") to exchange such Series A preferred stock for shares of our Class A common stock. Under the terms of the agreements, holders exchanged $209,447,600 in aggregate amount of liquidation preference consisting of 4,188,952 shares of Series A preferred stock, for 13,852,435 shares of our Class A common stock. In order to induce the holders to make the exchanges, we made cash payments of $19,069,000 to the holders for additional exchange consideration, including dividends that would have been payable on December 17, 2012 and March 15, 2013. These transactions converted a majority of our remaining outstanding Series A preferred stock to Class A common stock based on the original conversion rate and eliminated approximately $14,700,000 of annual future cumulative preferred stock dividend commitments.

•
On July 3, 2012, we issued $125,000,000 of additional 2034 Senior Notes in a public offering, net of a 4.84% discount. Proceeds of this offering, net of discounts and underwriters commissions, were $116,792,000. These net proceeds, along with an additional $8,208,000 of cash on hand, were immediately deposited into a restricted cash escrow account and used to redeem $125,000,000 of our outstanding 2015 Senior Notes on August 20, 2012. The transaction effectively extended the maturity date of $125,000,000 of recourse debt by 19 years while keeping the annual interest costs relatively flat.

•
We generated net cash proceeds through the sale of non-core operating assets of $128,842,000, the majority of which related to the sale of Emerald Palms, an apartment community in Miami, Florida and Fairmont Plaza, an office building in San Jose, California. This liquidity will be used to fund our equity requirements in our development projects and extend or paydown near term debt maturities.

In addition, subsequent to January 31, 2013, we closed and or announced several transactions that continue to strengthen our balance sheet, address certain near term maturities and reduce future fixed charges for interest and preferred dividends.

•
On February 21, 2013, we entered into a fourth amendment to the bank revolving credit facility ("Amended Credit Facility"). The amendment extended the maturity date to February 2016, subject to a one year extension upon the satisfaction of certain conditions, reduced the interest rate spread on the London Interbank Offered Rate ("LIBOR") option by 25 basis points to 3.50% and removed the prior LIBOR floor of 100 basis points. The amendment also increased available borrowings to $465,000,000, subject to certain reserve commitments to be established, as applicable, on certain dates to be used to retire certain of our senior notes that come due during the term of the amendment, and provides an accordion provision allowing us to increase its total available borrowings to $500,000,000 upon satisfaction of certain conditions set forth in the Amended Credit Facility. Additionally, the amendment permits us to repurchase up to $100,000,000 of our Class A common stock and to declare or pay dividends in an amount not to exceed $24,000,000 in the aggregate in any four fiscal quarter period to Class A or B common shareholders, subject to certain conditions.

•
On February 26, 2013, we announced our intention to redeem all of our outstanding Series A preferred stock shares on March 15, 2013. From January 31, 2013 to March 14, 2013, 109,768 shares of Series A preferred stock were converted into 362,990 shares of Class A common stock in accordance with the original terms of the Series A preferred stock. On March 15, 2013, we redeemed the remaining 101,270 shares of Series A preferred stock for approximately $5,100,000, the aggregate amount of liquidation preference plus the dividend that was due and payable on March 15, 2013.

•	On February 26, 2013, we announced our intention to redeem the remaining $53,253,000 of outstanding 2015 Senior Notes on March 29, 2013.
We continue to explore various options to strengthen our balance sheet and enhance our liquidity, but can give no assurance that we can accomplish any of these other options on terms favorable to us or at all. If we cannot enhance our liquidity, it could adversely impact our growth and result in further curtailment of development activities.
As of January 31, 2013, we had one nonrecourse mortgage that was still technically in default. This nonrecourse mortgage was also reported as in default at January 31, 2012, but we have had some positive developments during the year. During August 2012, we closed a transaction that effectively restructured the defaulted nonrecourse mortgage which had a balance of $73,500,000. The nonrecourse mortgage consisted of a promissory note ("A note") that was subject to a subordinated participation ("B note"). During the three months ended October 31, 2012, the B note holder bought out the A note holder's interest and became the sole holder of the entire nonrecourse mortgage. Concurrent with this transaction, the B note holder applied restricted cash, which represented accumulated cash flow swept and retained by the loan servicer, of approximately $12,300,000 to the outstanding principal balance and we signed a forbearance agreement that included a further reduction of the outstanding principal balance to $40,000,000. Although the mortgage is still technically in default, the new lender has agreed to not continue to prosecute the pending foreclosure proceedings for two years as long as we comply with the terms of this forbearance agreement. The transaction results in the property being secured by a $40,000,000 nonrecourse mortgage.
We have no additional nonrecourse mortgages that are in default as of January 31, 2013.
As of January 31, 2013 we had $806,638,000 of nonrecourse mortgage financings with scheduled maturities during the fiscal year ending January 31, 2014, of which $52,496,000 represents regularly scheduled amortization payments. Subsequent to January 31, 2013, we have addressed $116,955,000 of these maturities, through closed transactions, commitments and/or automatic extensions. We also have extension options available on $39,302,000 of these 2013 maturities, all of which require some predefined condition in order to qualify for the extension, such as meeting or exceeding leasing hurdles, loan to value ratios or debt service coverage requirements. We cannot give assurance that the defined hurdles or milestones will be achieved to qualify for these extensions. We are currently in negotiations to refinance and/or extend the remaining $597,885,000 of nonrecourse debt scheduled to mature during the year ended January 31, 2014. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings on the single collateralized asset.
As of January 31, 2013, we had three nonrecourse mortgages greater than five percent of our total nonrecourse mortgage debt and notes payable. The mortgages, encumbering New York Times, an office building in Manhattan, New York, Westchester’s Ridge Hill and Barclays Center arena, have outstanding balances of $640,000,000, $472,000,000 and $371,655,000, respectively, at January 31, 2013.
As of January 31, 2013, our share of nonrecourse mortgage debt and notes payable recorded on our unconsolidated subsidiaries amounted to $2,044,153,000 of which $237,748,000 ($22,713,000 represents scheduled principal payments) was scheduled to mature during the year ending January 31, 2014. Negotiations are ongoing on the 2013 maturities, but we cannot give assurance that we will obtain these financings on favorable terms or at all.

Financial Covenants
Our Credit Facility and indenture dated May 19, 2003 (“2003 Indenture”) contain certain restrictive financial covenants. A summary of the key financial covenants as defined in each agreement, all of which we are compliant with at January 31, 2013, follows:

	Requirement	As of
	Per Agreement	January 31, 2013
	(dollars in thousands)
Credit Facility Financial Covenants (1)
Debt Service Coverage Ratio	1.35x	1.84x
Cash Flow Coverage Ratio	2.50x	3.62x
Total Development Ratio	<17%	8.61%
Minimum Consolidated Shareholders’ Equity, as defined	$2,320,175	$3,678,807
2003 Indenture Financial Covenants (2)
Ratio of Consolidated EBITDA to Interest	>1.30x	1.81x
Minimum Net Worth, as defined	$1,001,048	$4,312,778

(1)
Beginning February 1, 2013, the debt service coverage ratio requirement increased to 1.40x and the cash flow coverage ratio increased to 2.75x. All other financial covenant requirements remained the same.

(2)
Violation of these financial covenants alone would not automatically cause the notes issued under the 2003 Indenture to become due and payable, but would prevent us from incurring or permitting a subsidiary from incurring additional debt, as defined, unless otherwise permitted by the 2003 Indenture.

Bank Revolving Credit Facility
The following table summarizes the available credit on the Credit Facility:

	January 31,
	2013	2012
	(in thousands)
Maximum borrowings (1)	$450,000	$450,000
Less outstanding balances:
Borrowings	—	—
Letters of credit	67,456	69,389
Surety bonds	—	—
Available credit	$382,544	$380,611

(1)	The maximum borrowings under the Credit Facility was increased to $465,000,000 on February 21, 2013, upon entering into the fourth amendment to the Credit Facility, as previously discussed.
See Note G – Bank Revolving Credit Facility in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Senior and Subordinated Debt
The following table summarizes our senior and subordinated debt:

	January 31,
	2013	2012
	(in thousands)
Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	$199,457	$199,132
7.625% Senior Notes due 2015	53,253	178,253
5.000% Convertible Senior Notes due 2016	50,000	50,000
6.500% Senior Notes due 2017	132,144	132,144
4.250% Convertible Senior Notes due 2018	350,000	350,000
7.375% Senior Notes due 2034, net of discount	219,115	100,000
Total Senior Notes	1,003,969	1,009,529
Subordinated Debt:
Subordinate Tax Revenue Bonds due 2013	29,000	29,000
Total Senior and Subordinated Debt	$1,032,969	$1,038,529
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
We are actively working to refinance and/or extend the maturities of the nonrecourse debt that is coming due in the next 24 months. During the year ended January 31, 2013, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancings	$339,730
Construction and development projects (1)	433,758
Loan extensions/additional fundings	894,103
$1,667,591

(1)	Represents the full amount available to be drawn on the loans.

Cash Flows
Operating Activities
Net cash provided by operating activities was $422,742,000, $298,763,000 and $267,247,000 for the years ended January 31, 2013, 2012 and 2011, respectively. The increase in net cash provided by operating activities for the year ended January 31, 2013, compared with the year ended January 31, 2012, of $123,979,000 and the increase in net cash provided by operating activities for the year ended January 31, 2012, compared with the year ended January 31, 2011, of $31,516,000 are the result of the following (in thousands):

	Years Ended January 31,
	2013 vs. 2012	2012 vs. 2011
Increase (decrease) in rents and other revenues received	$72,967	$(93,373)
Increase (decrease) in interest and other income received	10,371	(40,620)
Increase in cash distributions from unconsolidated entities	20,628	12,597
Increase in proceeds from land sales-Land Development Group	20,943	8,961
(Decrease) increase in proceeds from land sales-Commercial Group	(10,319)	20,694
Increase in net proceeds from land held for divestiture	55,650	—
Decrease (increase) in land development expenditures	8,017	(256)
(Increase) decrease in operating expenditures	(33,242)	38,078
Decrease in restricted cash and escrowed funds used for operating purposes	9,651	27,347
(Increase) decrease in interest paid	(30,687)	58,088
Net increase in cash provided by operating activities	$123,979	$31,516

Investing Activities
Net cash used in investing activities was $517,703,000, $440,197,000 and $847,049,000 for the years ended January 31, 2013, 2012 and 2011, respectively. The net cash used in investing activities consisted of the following:

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Capital expenditures:
Projects under construction or development:
Barclays Center, a sports and entertainment arena in Brooklyn, New York	$(325,744)	$(249,139)	$(123,046)
Brooklyn Atlantic Yards, a mixed-use development project in Brooklyn, New York	(96,189)	(111,752)	(127,780)
Westchester’s Ridge Hill, a regional mall in Yonkers, New York	(94,041)	(159,370)	(118,213)
8 Spruce Street, an unconsolidated mixed-use residential project in Manhattan, New York (1)	—	(47,583)	(133,272)
Other	(192,314)	(140,738)	(150,863)
Total projects under construction or development (2)	(708,288)	(708,582)	(653,174)
Operating properties:
Commercial Segment	(20,868)	(12,759)	(21,189)
Residential Segment	(18,375)	(13,351)	(9,998)
Other	(1,094)	(1,193)	(111)
Total operating properties	(40,337)	(27,303)	(31,298)
Tenant improvements:
Commercial Segment	(55,240)	(24,496)	(38,686)
Total capital expenditures	$(803,865)	$(760,381)	$(723,158)
Payment of lease procurement costs (3)	(11,992)	(22,907)	(20,387)
Increase in other assets	(37,583)	(14,489)	(57,226)
Decrease (increase) in restricted cash used for investing purposes:
Brooklyn Atlantic Yards	$194,860	$(118,967)	$(23,465)
John Hopkins Parking Garage, in East Baltimore, Maryland	19,393	(19,391)	—
Westchester’s Ridge Hill	10,605	3,898	(20,637)
Sky55, an apartment complex in Chicago, Illinois	6,795	(6,783)	—
Foundry Lofts, an apartment community in Washington, D.C.	3,401	26,286	(31,677)
John Hopkins-855 North Wolfe Street, an office building in East Baltimore, Maryland	2,030	12,324	—
The Yards - Twelve12, an apartment community under construction in Washington, D.C.	(88,485)	—	—
Brooklyn Atlantic Yards - B2 BKLYN, a modular apartment community under construction in Brooklyn, New York	(45,000)	—	—
Barclays Center	(1,192)	143,615	(132,542)
8 Spruce Street (1)	—	49,665	(68,485)
DKLB BKLN, an unconsolidated apartment building in Brooklyn, New York (1)	—	571	19,817
Collateral returned for a forward swap on East River Plaza, an unconsolidated specialty retail center in Manhattan, New York	—	—	22,930
Other	8,858	(1,061)	(14,965)
Total decrease (increase) in restricted cash used for investing purposes	$111,265	$90,157	$(249,024)
Proceeds from disposition of full or partial interests in rental properties and other investments:
Emerald Palms, an apartment community in Miami, Florida	$44,518	$—	$—
Fairmont Plaza, an office building in San Jose, California	28,824	—	—
Southfield, an apartment community in Whitemarsh, Maryland	16,891	—	—
White Oak Village, a specialty retail center in Richmond, Virginia	13,261	—	—
Quebec Square, a specialty retail center in Denver, Colorado	8,642	—	—
Disposition of partial interests in 15 retail properties in the New York metropolitan area	—	166,510	—
Waterfront Station-East 4th & West 4th Buildings, office buildings in Washington, D.C.	—	126,123	—
Ritz-Carlton, a hotel in Cleveland, Ohio	—	31,006	—
Development project in Washington, D.C.	—	19,348	—
Disposition of partial interests in seven buildings in our University Park project in Cambridge, Massachusetts	—	—	139,457
Disposition of partial interests in three apartment communities in the Washington D.C. metropolitan area	—	—	28,922
101 San Fernando, an apartment community in San Jose, California	—	—	20,534
Other	1,706	10,256	2,432
Total proceeds from disposition of full or partial interests in rental properties and other investments	$113,842	$353,243	$191,345

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Change in investments in and advances to unconsolidated entities—(investment in) or return of investment:
Disposition of partial interest in 8 Spruce Street (1)	$129,037	$—	$—
Dispositions:
Village at Gulfstream Park, a specialty retail center in Hallandale Beach, Florida	15,000	—	—
Metropolitan Lofts, an apartment community in Los Angeles, California	—	12,590	—
Metreon, a specialty retail center in San Francisco, California	—	—	17,882
Millender Center, (hotel, parking, office and retail) in Detroit, Michigan	—	—	14,130
Residential Projects:
120 Kingston, an apartment community under construction in Boston, Massachusetts	(12,605)	(6,217)	—
8 Spruce Street (1)	(10,447)	(62,467)	—
The Grand, primarily refinancing proceeds from an apartment community in North Bethesda, Maryland	6,485	—	—
Uptown Apartments, an apartment community in Oakland California	(2,800)	(2,650)	(3,497)
DKLB BKLN (1)	—	(11,894)	—
Commercial Projects:
35 Landsdowne Street, primarily refinancing proceeds from an office building in Cambridge, Massachusetts	17,085	—	—
Bulletin Building, contribution for the repayment of debt at an office building in San Francisco, California	(8,775)	—	—
Queens Place, primarily refinancing proceeds from a specialty retail center in Queens, New York	—	12,600	—
65/80 Landsdowne Street, primarily refinancing proceeds from an office building in Cambridge, Massachusetts	—	12,059	—
Village at Gulfstream Park	—	(11,600)	(10,445)
818 Mission Street, an office building in San Francisco, California	—	(4,455)	—
The Nets, a National Basketball Association member	(9,619)	(22,978)	—
Return of temporary advances from various Commercial Group properties to implement uniform portfolio cash management process	—	—	(9,527)
Other	(12,731)	(808)	2,858
Subtotal	$110,630	$(85,820)	$11,401
Net cash used in investing activities	$(517,703)	$(440,197)	$(847,049)

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

(2)
We capitalized internal costs related to projects under construction and development of $50,320, $50,739 and $56,514, including compensation related costs of $40,253, $41,278 and $47,703 for the years ended January 31, 2013, 2012 and 2011, respectively. Total capitalized internal costs represent approximately 6.26%, 6.67% and 7.81% of total capital expenditures for the years ended January 31, 2013, 2012 and 2011, respectively.

(3)
We capitalized internal costs related to leasing activities of $5,464, $6,839 and $5,481, including compensation related costs of $3,868, $5,493 and $4,129 for the years ended January 31, 2013, 2012 and 2011, respectively.

Financing Activities
Net cash provided by financing activities was $210,695,000, $165,548,000 and $521,769,000 for the years ended January 31, 2013, 2012 and 2011, respectively. The net cash provided by financing activities consisted of the following:

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Proceeds from nonrecourse mortgage debt and notes payable	$907,608	$695,449	$658,833
Principal payments on nonrecourse mortgage debt and notes payable	(593,810)	(572,584)	(321,629)
Borrowings on bank revolving credit facility	458,700	464,575	876,052
Payments on bank revolving credit facility	(458,700)	(601,727)	(822,416)
Payment of Puttable Equity-Linked Senior Notes due 2011	—	(39,407)	—
Proceeds from issuance of Convertible Senior Notes due 2018, net of $10,625 of issuance costs	—	339,375	—
Payment of transaction costs related to exchanges of Convertible Senior Notes due 2016 for Class A common stock	—	(3,200)	—
Purchase of Senior Notes due 2011 and 2017	—	—	(16,569)
Proceeds received from partial termination of Convertible Senior Notes hedge	—	—	1,869
Payment of deferred financing costs	(25,217)	(14,923)	(36,745)
Change in restricted cash and escrowed funds and book overdrafts	(7,080)	(1,578)	(1,322)
Purchase of treasury stock	(1,963)	(1,670)	(786)
Exercise of stock options	8,368	195	2,621
Payment of inducements related to conversion of preferred stock for Class A common stock	(19,069)	—	—
Payment of transaction costs related to conversion of preferred stock for Class A common stock	(3,301)	—	—
Proceeds from issuance of Series A preferred stock, net of $5,544 of issuance costs	—	—	44,456
Payment for equity call hedge related to the issuance of Series A preferred stock	—	—	(17,556)
Dividends paid to preferred shareholders	(13,060)	(15,400)	(11,807)
Contributions from redeemable noncontrolling interest	11,348	—	181,909
Contributions from noncontrolling interests	1,886	6,087	5,636
Distributions to noncontrolling interests	(27,680)	(89,644)	(20,777)
Acquisitions of noncontrolling interests	(27,335)	—	—
Net cash provided by financing activities	$210,695	$165,548	$521,769

CLASS A COMMON UNITS
We and certain of our affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of ours, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) on August 14, 2006. Pursuant to the Master Contribution Agreement, on November 8, 2006, we issued Class A Common Units (“Units”) in a jointly-owned limited liability company to the BCR Entities in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. We accounted for the issuance of the Units in exchange for the noncontrolling interests under the purchase method of accounting. The Units may be exchanged for one of the following forms of consideration at our sole discretion: (i) an equal number of shares of our Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of our Class A common stock. We have no rights to redeem or repurchase the Units. At January 31, 2013 and 2012, 3,646,755 Units were outstanding. The carrying value of the Units of $186,021,000 is included as noncontrolling interests at January 31, 2013 and 2012.
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
In accordance with the terms of the Tax Protection Agreement, we made no payments to the BCR Entities for tax indemnification during the year ended January 31, 2013. During the years ended January 31, 2012 and January 31, 2011, we paid the BCR entities $1,074,000 and $1,695,000 for tax indemnification.

New York Times and Twelve MetroTech Center
Two of the development projects, New York Times and Twelve MetroTech Center, an office building located in Brooklyn, New York, achieved stabilization in 2008. We elected to cause certain of our affiliates to acquire for cash the BCR Entities’ interests in the two projects pursuant to agreements dated May 6, 2008 and May 12, 2008, respectively. In accordance with the agreements, the applicable BCR Entities assigned and transferred their interests in the two projects to affiliates of ours and will receive approximately $121,000,000 over a 15 year period. An affiliate of ours has also agreed to indemnify the applicable BCR Entity against taxes payable by it by reason of a subsequent sale or other disposition of one of the projects. The tax indemnity provided by the affiliate of ours expires on December 31, 2014 and is similar to the indemnities provided for the operating properties under the Tax Protection Agreement.
The consideration exchanged by us for the BCR Entities’ interest in the two development projects has been accounted for under the purchase method of accounting. Pursuant to the agreements, the BCR Entities received an initial cash amount of $49,249,000. We calculated the net present value of the remaining payments over the 15 year period using a discounted interest rate. This initial discounted amount of $56,495,000 was recorded in accounts payable, accrued expenses and other liabilities and will be accreted up to the total liability through interest expense over the 15 year period using the effective interest method.
COMMITMENTS AND CONTINGENCIES
See Note Q – Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for detailed information.
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
As of January 31, 2013, we are subject to certain contractual obligations, some of which are off-balance sheet, as described in the table below:

	Payments Due by Period
	January 31,
	Total	2014	2015	2016	2017	2018	Thereafter
	(in thousands)
Long-Term Debt:
Nonrecourse mortgage debt and notes payable(1)	$5,740,660	$806,638	$994,277	$430,113	$366,394	$1,199,694	$1,943,544
Share of nonrecourse mortgage debt and notes payable of unconsolidated entities	2,044,153	237,748	276,425	294,275	102,979	433,351	699,375
Bank revolving credit facility (2)	—	—	—	—	—	—	—
Senior and subordinated debt	1,032,969	29,000	199,457	53,253	50,000	132,144	569,115
Interest payments on long-term debt	3,174,600	441,931	379,040	315,324	279,575	250,064	1,508,666
Preferred stock dividends (3)	185	185	—	—	—	—	—
Operating leases	90,354	9,779	8,522	7,862	7,481	3,418	53,292
Share of operating leases of unconsolidated entities	333,465	7,455	7,416	7,384	7,396	7,327	296,487
Construction contracts	232,275	178,663	53,612	—	—	—	—
Military housing construction contracts (4)	174,136	116,638	36,605	20,893	—	—	—
Other (5)	57,172	29,479	11,339	9,792	5,383	1,167	12
Total Contractual Obligations	$12,879,969	$1,857,516	$1,966,693	$1,138,896	$819,208	$2,027,165	$5,070,491

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

(2)	Subsequent to January 31, 2013, we entered into a fourth amendment to the Credit Facility which extended the maturity date from March 30, 2014 to February 21, 2016.

(3)
Amounts represent dividends that we were obligated to declare and pay on our Series A preferred stock.as of January 31, 2013. As of March 15, 2013, all of the outstanding Series A preferred stock at January 31, 2013 has been converted or redeemed.

(4)
These amounts represent funds that we are obligated to pay under various construction contracts related to our military housing projects where we act as the construction manager. These obligations are primarily reimbursable costs from the respective projects and a corresponding account receivable is recorded when the costs are incurred.

(5)
These amounts represent funds that we are legally obligated to pay under various service contracts, employment contracts and licenses over the next several years as well as unrecognized tax benefits. These contracts are typically greater than one year and either do not contain a cancellation clause or cannot be terminated without substantial penalty. We have several service contracts with vendors related to our property management including maintenance, landscaping, security and phone service. In addition, we have other service contacts that we enter into during our normal course of business which extend beyond one year and are based on usage including snow plowing, answering services, copier maintenance and cycle painting. As we are unable to predict the usage variables, these contracts have been excluded from our summary of contractual obligations at January 31, 2013.

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
NEW ACCOUNTING GUIDANCE
The following accounting pronouncements were adopted during the year ended January 31, 2013:
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
In May 2011, the FASB issued amendments to the accounting guidance on fair value measurement and disclosure requirements. This guidance results in common fair value measurement and disclosure requirements for financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and International Financial Reporting Standards. As a result, this guidance changes the wording used to describe many of the existing requirements for measuring fair value and for disclosing information about fair value measurements, but for many requirements the intent is not to change the existing application. Some of the guidance clarifies the FASB’s intent about the application of existing fair value measurement requirements or may change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2011. The required disclosures upon adoption of this guidance on February 1, 2012 are included in our consolidated financial statements.
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

The following new accounting pronouncements will be adopted on their respective required effective dates:
In February 2013, the FASB issued an amendment to the accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
In December 2011, the FASB issued an amendment to the accounting guidance on derecognition of in substance real estate. This guidance specifies that when a parent company (reporting entity) ceases to have a controlling financial interest (as described in the accounting guidance on Consolidation) in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance on property, plant and equipment to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. This guidance is effective for fiscal years and interim reporting periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. The guidance in this amendment is consistent with our previous accounting policies and, as a result, will not impact our consolidated financial statements or their comparability to previously issued financial statements.
In December 2011, the FASB issued an amendment to the accounting guidance that requires entities to disclose both gross and net information on financial instruments and transactions eligible for offset on the balance sheets and financial instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued guidance clarifying that the scope of disclosures about offsetting assets and liabilities should apply only to derivatives and hedging instruments. This guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013. Early adoption is not permitted. We do not expect the adoption of the guidance to have a material impact on our consolidated financial statements.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-K and other factors that might cause differences, some of which could be material, include, but are not limited to, the impact of current lending and capital market conditions on our liquidity, ability to finance or refinance projects and repay our debt, the impact of the current economic environment on the ownership, development and management of our commercial real estate portfolio, general real estate investment and development risks, using modular construction as a new construction methodology and investing in a facility to produce modular units, vacancies in our properties, further downturns in the housing market, competition, illiquidity of real estate investments, bankruptcy or defaults of tenants, anchor store consolidations or closings, international activities, the impact of terrorist acts, risks of owning and operating an arena, risks associated with an investment in a professional sports team, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our credit facility and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, the impact of credit rating downgrades, effects of uninsured or underinsured losses, effects of a downgrade or failure of our insurance carriers, environmental liabilities, conflicts of interest, risks associated with the sale of tax credits, risks associated with developing and managing properties in partnership with others, the ability to maintain effective internal controls, compliance with governmental regulations, increased legislative and regulatory scrutiny of the financial services industry, changes in federal, state or local tax laws, volatility in the market price of our publicly traded securities, inflation risks, litigation risks, cybersecurity risks and cyber incidents, as well as other risks listed from time to time in our reports filed with the Securities and Exchange Commission. We have no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes the increased difficulty or inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity (see the “Lending and Capital Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt” section of Item 1A. Risk Factors). We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At January 31, 2013, our outstanding variable-rate debt consisted of $1,510,930,000 of taxable debt and $471,586,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. With the volatility of the capital markets, we may not be able to procure long-term fixed-rate financing and periodically must pursue extending maturities with existing lenders at current market terms. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.
Interest Rate Exposure
At January 31, 2013, the composition of nonrecourse debt was as follows:

	Operating Properties	Development Projects	Land Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed	$3,456,879	$299,565	$1,700	$3,758,144	5.51%
Variable
Taxable	1,448,205	62,725	—	1,510,930	4.93%
Tax-Exempt	408,785	53,500	9,301	471,586	1.64%
	$5,313,869	$415,790	$11,001	$5,740,660	5.04%
Total gross commitment from lenders		$705,983	$11,001

To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)
02/01/13 - 02/01/14	$292,576	3.28%	$1,019,920	3.95%
02/01/14 - 02/01/15	63,914	3.69%	873,815	4.18%
02/01/15 - 02/01/16	—	—%	651,810	5.45%
02/01/16 - 09/01/17	—	—%	640,000	5.50%
Tax-Exempt (Priced off of SIFMA Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
02/01/13 - 02/01/14	$169,879	5.68%
02/01/14 - 01/02/15	159,465	5.60%
The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 2.56% and has never exceeded 8.00%.
Forward Swaps
From time to time, we enter into forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, we intend to simultaneously terminate the forward swap associated with that financing. At January 31, 2013, we had no forward swaps outstanding.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of January 31, 2013, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $6,770,000 at January 31, 2013. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $6,342,000 at January 31, 2013. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
From time to time, we and/or certain of our joint ventures (the “Joint Ventures”) enter into total rate of return swaps ("TRS") on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At January 31, 2013 the SIFMA rate was 0.08%. Additionally, we and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowing, resulting in minimal financial impact to us and/or the Joint Ventures. At January 31, 2013, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $266,395,000. The underlying TRS borrowings are subject to a fair value adjustment. In addition, we have TRS with a notional amount of $180,362,000 that is not designated as fair value hedging instruments, but is subject to interest rate risk.
We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At January 31, 2013 and 2012, we recorded interest rate caps and floors at fair value of $7,000 and $13,000, respectively, in other assets. We also recorded interest rate swap agreements and TRS with positive fair values of approximately $21,307,000 and $11,391,000 at January 31, 2013 and 2012, respectively, in other assets. At January 31, 2013 and 2012, we recorded interest rate swap agreements and TRS that had a negative fair value of approximately $155,724,000 and $174,020,000, respectively, in accounts payable, accrued expenses and other liabilities.

We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. Based on these parameters, the table below contains the estimated fair value of our long-term debt at January 31, 2013.

	Carrying Value	Fair Value	Fair Value with 100 bp Decrease in Market Rates
	(in thousands)
Fixed	$4,791,113	$5,147,849	$5,515,717
Variable
Taxable	1,510,930	1,584,369	1,648,233
Tax-Exempt	471,586	463,000	518,319
Total Variable	$1,982,516	$2,047,369	$2,166,552
Total Long-Term Debt	$6,773,629	$7,195,218	$7,682,269
The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)
January 31, 2013

	Expected Maturity Date
	Year Ending January 31,
Long-Term Debt	2014		2015	2016	2017	2018	Period Thereafter	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$646,225		$296,354	$350,543	$366,205	$555,014	$1,543,803	$3,758,144	$4,086,909
Weighted average interest rate	6.18%		6.01%	5.55%	5.71%	4.26%	5.53%	5.51%
Senior and subordinated debt (1)	29,000	(3)	199,457	53,253	50,000	132,144	569,115	1,032,969	1,060,940
Weighted average interest rate	7.88%		3.63%	7.63%	5.00%	6.50%	5.45%	5.39%
Total Fixed-Rate Debt	675,225		495,811	403,796	416,205	687,158	2,112,918	4,791,113	5,147,849
Variable:
Variable-rate debt	160,412		607,113	34,560	179	644,670	63,996	1,510,930	1,584,369
Weighted average interest rate (2)	4.31%		3.53%	3.48%	3.21%	6.38%	5.90%	4.93%
Tax-exempt	1		90,810	45,010	10	10	335,745	471,586	463,000
Weighted average interest rate (2)	3.06%		2.71%	2.12%	3.06%	3.06%	1.28%	1.64%
Bank revolving credit facility (1)	—		—	—	—	—	—	—	—
Weighted average interest rate	—%		—%	—%	—%	—%	—%	—%
Total Variable-Rate Debt	160,413		697,923	79,570	189	644,680	399,741	1,982,516	2,047,369
Total Long-Term Debt	$835,638		$1,193,734	$483,366	$416,394	$1,331,838	$2,512,659	$6,773,629	$7,195,218
Weighted average interest rate	5.88%		4.10%	5.31%	5.62%	5.51%	4.95%	5.09%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of January 31, 2013.

(3)	The mandatory tender date of the custodial receipts, which represent ownership in the bonds, was used for the expected maturity date in lieu of the maturity date on the face of the bonds.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	81
Consolidated Balance Sheets	82
Consolidated Statements of Operations	83
Consolidated Statements of Comprehensive Income (Loss)	84
Consolidated Statements of Equity	85
Consolidated Statements of Cash Flows	86
Notes to Consolidated Financial Statements	89

Supplementary Data:
Quarterly Consolidated Financial Data (Unaudited)	137

Financial Statement Schedules:
Schedule II – Valuation and Qualifying Accounts	146
Schedule III – Real Estate and Accumulated Depreciation	147

All other schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

Individual financial statements of entities accounted for by the equity method that qualify as significant subsidiaries for the year ended January 31, 2013 have either been included as an exhibit herein or it has been determined that inclusion of such financial statements is not required at this time. Audited financial statements of FC HCN University Park, LLC and FC 8 Spruce Holdings, LLC, will be filed as an exhibit to an amended Form 10-K within 90 days of their January 31, 2013 fiscal year end.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Forest City Enterprises, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows present fairly, in all material respects, the financial position of Forest City Enterprises, Inc. and its subsidiaries at January 31, 2013 and January 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits (which were integrated audits in 2013 and 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
March 27, 2013

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets

	January 31,
	2013	2012
	(in thousands)
Assets
Real Estate
Completed rental properties	$8,631,542	$7,183,448
Projects under construction and development	1,326,703	2,328,979
Land held for development and sale	65,059	77,298
Total Real Estate	10,023,304	9,589,725
Less accumulated depreciation	(1,654,632)	(1,526,503)
Real Estate, net – (variable interest entities $1,416.9 million and $2,103.8 million, respectively)	8,368,672	8,063,222
Cash and equivalents – (variable interest entities $14.2 million and $17.8 million, respectively)	333,220	217,486
Restricted cash and escrowed funds – (variable interest entities $114.9 million and $348.1 million, respectively)	410,414	542,566
Notes and accounts receivable, net	426,200	406,244
Investments in and advances to unconsolidated entities	456,628	609,079
Other assets – (variable interest entities $92.5 million and $130.8 million, respectively)	614,592	608,541
Land held for divestiture	2,706	57,145
Total Assets	$10,612,432	$10,504,283
Liabilities and Equity
Liabilities
Mortgage debt and notes payable, nonrecourse – (variable interest entities $624.1 million and $1,122.0 million, respectively)	$5,738,960	$5,640,439
Bank revolving credit facility	—	—
Senior and subordinated debt – (variable interest entities $29.0 million, as of each period)	1,032,969	1,038,529
Accounts payable, accrued expenses and other liabilities – (variable interest entities $76.2 million and $171.0 million, respectively)	1,093,963	1,112,462
Cash distributions and losses in excess of investments in unconsolidated entities	292,727	279,708
Deferred income taxes	474,406	433,040
Mortgage debt and notes payable, nonrecourse of land held for divestiture	1,700	19,084
Total Liabilities	8,634,725	8,523,262
Redeemable Noncontrolling Interest	239,136	229,149
Commitments and Contingencies	—	—
Equity
Shareholders’ Equity
Preferred stock—7.0% Series A cumulative perpetual convertible, without par value, $50 liquidation preference; 6,400,000 shares authorized; 211,038 and 4,399,998 shares issued and outstanding, respectively	10,552	220,000
Preferred stock – without par value; 13,600,000 shares authorized, no shares issued	—	—
Common stock – $.33 1/3 par value
Class A, 371,000,000 shares authorized, 163,729,240 and 148,336,178 shares issued and 163,722,658 and 148,227,849 shares outstanding, respectively	54,576	49,445
Class B, convertible, 56,000,000 shares authorized, 20,235,273 and 20,934,335 shares issued and outstanding, respectively; 26,257,961 issuable	6,745	6,978
Total common stock	61,321	56,423
Additional paid-in capital	932,045	740,988
Retained earnings	576,285	571,989
Less treasury stock, at cost; 6,582 and 108,329 Class A shares, respectively	(108)	(1,874)
Shareholders' equity before accumulated other comprehensive loss	1,580,095	1,587,526
Accumulated other comprehensive loss	(103,203)	(120,460)
Total Shareholders’ Equity	1,476,892	1,467,066
Noncontrolling interest	261,679	284,806
Total Equity	1,738,571	1,751,872
Total Liabilities and Equity	$10,612,432	$10,504,283

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended January 31,
	2013	2012	2011
	(in thousands, except per share data)
Revenues from real estate operations	$1,134,687	$1,051,618	$1,078,448
Expenses
Operating expenses	732,275	654,346	632,822
Depreciation and amortization	229,661	208,801	225,082
Impairment of real estate	30,660	235	4,763
Net (gain) loss on land held for divestiture activity	(6,480)	115,654	—
	986,116	979,036	862,667
Interest expense	(269,229)	(249,799)	(298,201)
Amortization of mortgage procurement costs	(12,112)	(11,317)	(11,000)
Gain (loss) on extinguishment of debt	7,096	9,590	(21,035)
Interest and other income	45,915	52,094	52,792
Net gain on disposition of partial interests in rental properties and other investment	—	17,665	257,990
Earnings (loss) before income taxes	(79,759)	(109,185)	196,327
Income tax expense (benefit)
Current	(58,794)	(9,916)	703
Deferred	47,590	(53,770)	68,162
	(11,204)	(63,686)	68,865
Net gain on change in control of interests	6,766	—	—
Equity in earnings of unconsolidated entities	85,798	21,147	42,265
Impairment of unconsolidated entities	(390)	(40,284)	(72,459)
Net loss on land held for divestiture activity of unconsolidated entities	(40,777)	(41,902)	—
	44,631	(61,039)	(30,194)
Earnings (loss) from continuing operations	(17,158)	(106,538)	97,268
Discontinued operations, net of tax:
Operating earnings from rental properties	527	2,551	5,901
Impairment of real estate	(2,604)	(8,382)	(49,980)
Gain on disposition of rental properties	55,506	111,801	32,209
	53,429	105,970	(11,870)
Net earnings (loss)	36,271	(568)	85,398
Noncontrolling interests
(Earnings) loss from continuing operations attributable to noncontrolling interests	1,506	(2,240)	(19,320)
Earnings from discontinued operations attributable to noncontrolling interests	(1,352)	(83,678)	(8,030)
	154	(85,918)	(27,350)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	36,425	(86,486)	58,048
Preferred dividends and inducements of preferred stock conversion	(32,129)	(15,400)	(11,807)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$4,296	$(101,886)	$46,241
Basic earnings (loss) per common share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	$(0.28)	$(0.74)	$0.41
Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc. common shareholders	0.30	0.13	(0.12)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$0.02	$(0.61)	$0.29
Diluted earnings (loss) per common share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	$(0.28)	$(0.74)	$0.42
Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc. common shareholders	0.30	0.13	(0.12)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$0.02	$(0.61)	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Net earnings (loss)	$36,271	$(568)	$85,398
Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on investment securities (net of tax of $(41), $(15) and $11, respectively)	64	25	(18)
Foreign currency translation adjustments (net of tax of $(631), $16 and $19, respectively)	996	(26)	(30)
Unrealized net gains (losses) on interest rate derivative contracts (net of tax of $(10,261), $16,517 and $4,490, respectively)	16,170	(24,980)	(7,178)
Total other comprehensive income (loss), net of tax	17,230	(24,981)	(7,226)
Comprehensive income (loss)	53,501	(25,549)	78,172
Comprehensive (income) loss attributable to noncontrolling interest	180	(86,968)	(27,287)
Total comprehensive income (loss) attributable to Forest City Enterprises, Inc.	$53,681	$(112,517)	$50,885

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Equity

	Preferred Stock		Common Stock				Additional Paid-in Capital				Accumulated Other Comprehensive (Loss) Income
	Series A		Class A		Class B			Retained Earnings	Treasury Stock			Noncontrolling Interest
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount			Total
	(in thousands)
Balances at January 31, 2010	—	$—	132,836	$44,279	22,516	$7,505	$571,189	$627,634	28	$(154)	$(87,266)	$356,214	$1,519,401
Cumulative effect of adoption of new consolidation accounting guidance												(74,034)	(74,034)
Net earnings, net of $1,925 attributable to redeemable noncontrolling interest								58,048				29,275	87,323
Other comprehensive loss, net of tax											(7,163)	(63)	(7,226)
Purchase of treasury stock									54	(786)			(786)
Conversion of Class B to Class A shares			1,297	432	(1,297)	(432)							—
Issuance of Class A shares in exchange for Convertible Senior Notes			9,774	3,258			133,186						136,444
Proceeds received from partial termination of Convertible Senior Notes hedge							1,869						1,869
Issuance of Series A preferred stock for cash	1,000	50,000					(5,544)						44,456
Issuance of Series A preferred stock in exchange for Senior Notes	3,400	170,000					(2,342)						167,658
Purchase of equity call hedge related to issuance of preferred stock							(17,556)						(17,556)
Preferred stock dividends								(11,807)					(11,807)
Exercise of stock options			123	41			1,899		(61)	681			2,621
Purchase of Puttable Equity-Linked Senior Notes due 2011							7						7
Restricted stock vested			222	74			(74)						—
Stock-based compensation							14,931						14,931
Excess income tax deficiency from stock-based compensation							(2,216)						(2,216)
Redeemable noncontrolling interest adjustment							(6,845)						(6,845)
Acquisition of partner's noncontrolling interest in consolidated subsidiary							500					(500)	—
Contributions from noncontrolling interests												18,136	18,136
Distributions to noncontrolling interests												(20,777)	(20,777)
Change to equity method of accounting due to disposition of partial interests in rental properties												23,493	23,493
Other changes in noncontrolling interests												(832)	(832)
Balances at January 31, 2011	4,400	$220,000	144,252	$48,084	21,219	$7,073	$689,004	$673,875	21	$(259)	$(94,429)	$330,912	$1,874,260
Net earnings, net of $4,567 attributable to redeemable noncontrolling interest								(86,486)				90,485	3,999
Other comprehensive loss, net of tax											(26,031)	1,050	(24,981)
Purchase of treasury stock									90	(1,670)			(1,670)
Conversion of Class B to Class A shares			284	95	(284)	(95)							—
Issuance of Class A shares in exchange for Convertible Senior Notes due 2016			3,444	1,148			47,594						48,742
Restricted stock vested			343	114			(114)						—
Exercise of stock options			13	4			136		(3)	55			195
Preferred stock dividends								(15,400)					(15,400)
Stock-based compensation							12,585						12,585
Excess income tax deficiency from stock-based compensation							(812)						(812)
Redeemable noncontrolling interest adjustment							(6,887)						(6,887)
Acquisition of partners' noncontrolling interest in consolidated subsidiaries							(518)					(20,435)	(20,953)
Contributions from noncontrolling interests												6,087	6,087
Distributions to noncontrolling interests												(89,644)	(89,644)
Change to equity method of accounting for subsidiaries												(33,598)	(33,598)
Other changes in noncontrolling interests												(51)	(51)
Balances at January 31, 2012	4,400	$220,000	148,336	$49,445	20,935	$6,978	$740,988	$571,989	108	$(1,874)	$(120,460)	$284,806	$1,751,872
Net loss, net of $9,785 attributable to redeemable noncontrolling interest								36,425				9,631	46,056
Other comprehensive income, net of tax											17,257	(27)	17,230
Purchase of treasury stock									129	(1,963)			(1,963)
Conversion of Class B to Class A shares			700	233	(700)	(233)							—
Issuance of Class A shares in exchange for Series A preferred stock	(4,189)	(209,448)	13,852	4,617			201,530	(19,069)					(22,370)
Restricted stock vested			519	173			(173)						—
Exercise of stock options			322	108			4,531		(230)	3,729			8,368
Preferred stock dividends								(13,060)					(13,060)
Stock-based compensation							14,751						14,751
Excess income tax deficiency from stock-based compensation							(961)						(961)
Redeemable noncontrolling interest adjustment							(8,424)						(8,424)
Acquisition of partners' noncontrolling interest in consolidated subsidiaries							(20,197)					(7,138)	(27,335)
Contributions from noncontrolling interests												1,886	1,886
Distributions to noncontrolling interests												(27,680)	(27,680)
Change to equity method of accounting for subsidiary												(724)	(724)
Other changes in noncontrolling interests												925	925
Balances at January 31, 2013	211	$10,552	163,729	$54,576	20,235	$6,745	$932,045	$576,285	7	$(108)	$(103,203)	$261,679	$1,738,571

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Net earnings (loss)	$36,271	$(568)	$85,398
Depreciation and amortization	229,661	208,801	225,082
Amortization of mortgage procurement costs	12,112	11,317	11,000
Impairment of real estate	30,660	235	4,763
Impairment of unconsolidated entities	390	40,284	72,459
Write-off of abandoned development projects	26,850	8,838	9,195
(Gain) loss on extinguishment of debt	(7,096)	(9,590)	21,035
Net (gain) loss on land held for divestiture activity	(6,480)	115,654	—
Net gain on disposition of partial interests in rental properties and other investment	—	(17,665)	(257,990)
Net gain on change in control of interests	(6,766)	—	—
Deferred income tax expense (benefit)	47,590	(53,770)	68,162
Equity in earnings of unconsolidated entities	(85,798)	(21,147)	(42,265)
Net loss on land held for divestiture activity of unconsolidated entities	40,777	41,902	—
Stock-based compensation expense	9,355	7,650	7,969
Amortization and mark-to-market adjustments of derivative instruments	(7,738)	2,279	3,606
Non-cash interest expense related to Senior Notes	489	1,737	1,858
Cash distributions from operations of unconsolidated entities	80,027	59,399	46,802
Discontinued operations:
Depreciation and amortization	6,159	14,139	22,935
Amortization of mortgage procurement costs	243	1,257	2,611
Loss on extinguishment of debt	464	—	—
Impairment of real estate	4,254	13,692	81,643
Deferred income tax expense (benefit)	(18,118)	5,262	(13,640)
Gain on disposition of rental properties	(100,900)	(133,554)	(51,303)
Cost of sales of land included in projects under construction and development and completed rental properties	5,428	10,820	18,490
Decrease (increase) in land held for development and sale	5,973	(11,860)	(14,973)
Decrease in land held for divestiture	55,650	—	—
(Increase) decrease in notes and accounts receivable	(2,228)	3,575	7,595
Decrease (increase) in other assets	4,888	(11,433)	15,415
Decrease (increase) in restricted cash and escrowed funds used for operating purposes	5,297	(4,354)	(31,701)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	55,328	15,863	(26,899)
Net cash provided by operating activities	$422,742	$298,763	$267,247

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Cash Flows from Investing Activities
Capital expenditures	$(803,865)	$(760,381)	$(723,158)
Payment of lease procurement costs	(11,992)	(22,907)	(20,387)
Increase in other assets	(37,583)	(14,489)	(57,226)
Decrease (increase) in restricted cash and escrowed funds used for investing purposes	111,265	90,157	(249,024)
Proceeds from disposition of full or partial interests in rental properties and other investments	113,842	353,243	191,345
Decrease (increase) in investments in and advances to unconsolidated entities	110,630	(85,820)	11,401
Net cash used in investing activities	(517,703)	(440,197)	(847,049)
Cash Flows from Financing Activities
Proceeds from nonrecourse mortgage debt and notes payable	907,608	695,449	658,833
Principal payments on nonrecourse mortgage debt and notes payable	(593,810)	(572,584)	(321,629)
Borrowings on bank revolving credit facility	458,700	464,575	876,052
Payments on bank revolving credit facility	(458,700)	(601,727)	(822,416)
Payment of Puttable Equity-Linked Senior Notes due 2011	—	(39,407)	—
Proceeds from issuance of Convertible Senior Notes due 2018, net of $10,625 of issuance costs	—	339,375	—
Payment of transaction costs related to exchanges of Convertible Senior Notes due 2016 for Class A common stock	—	(3,200)	—
Purchase of Senior Notes due 2011 and 2017	—	—	(16,569)
Proceeds received from partial termination of Convertible Senior Notes hedge	—	—	1,869
Payment of deferred financing costs	(25,217)	(14,923)	(36,745)
Change in restricted cash and escrowed funds and book overdrafts	(7,080)	(1,578)	(1,322)
Purchase of treasury stock	(1,963)	(1,670)	(786)
Exercise of stock options	8,368	195	2,621
Payment of inducements related to conversion of preferred stock for Class A common stock	(19,069)	—	—
Payment of transaction costs related to conversion of preferred stock for Class A common stock	(3,301)	—	—
Proceeds from issuance of Series A preferred stock, net of $5,544 of issuance costs	—	—	44,456
Payment for equity call hedge related to the issuance of Series A preferred stock	—	—	(17,556)
Dividends paid to preferred shareholders	(13,060)	(15,400)	(11,807)
Contributions from redeemable noncontrolling interest	11,348	—	181,909
Contributions from noncontrolling interests	1,886	6,087	5,636
Distributions to noncontrolling interests	(27,680)	(89,644)	(20,777)
Acquisitions of noncontrolling interests	(27,335)	—	—
Net cash provided by financing activities	210,695	165,548	521,769
Net increase (decrease) in cash and equivalents	115,734	24,114	(58,033)
Cash and equivalents at beginning of period	217,486	193,372	251,405
Cash and equivalents at end of period	$333,220	$217,486	$193,372
The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Supplemental Non-Cash Disclosures:
The following table represents a summary of non-cash transactions primarily as a result of changes in consolidation methods due to the occurrence of certain triggering events including, but not limited to, the dispositions of partial interests of rental properties and other recapitalization transactions. In addition, there were multiple changes in consolidation methods upon adoption of new accounting guidance for the consolidation of variable interest entities during the year ended January 31, 2011. Other non-cash transactions included in the table include the effect of various transactions involving the exchange of a portion of the Company’s senior notes for (i) new issuances of Senior Notes, (ii) shares of the Company’s Class A common stock or (iii) shares of the Company’s Series A Preferred Stock, acquisitions of partners noncontrolling interests, dispositions of properties whereby the nonrecourse mortgage debt is assumed by the buyer, change in construction payables, reclassification prior to sale of outlot land parcels from projects under construction and development or completed rental properties to land held for sale and the capitalization of stock-based compensation granted to employees directly involved with the development and construction of real estate.

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Operating activities
Increase in land held for development and sale	$(5,906)	$(1,399)	$(31,599)
Increase in land held for divestiture	(2,944)	—	—
Decrease in notes and accounts receivable	7,937	16,785	22,560
Decrease in other assets	2,465	155,458	80,953
Decrease (increase) in restricted cash and escrowed funds	14,463	149,586	(1,953)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(34,991)	14,188	(111,940)
Total effect on operating activities	$(18,976)	$334,618	$(41,979)
Investing activities
Decrease in projects under construction and development	$35,367	$429,690	$32,816
Decrease in completed rental properties	170,033	1,230,710	667,495
Decrease (increase) in investments in and advances to unconsolidated entities	21,826	(298,492)	111,644
Total effect on investing activities	$227,226	$1,361,908	$811,955
Financing activities
Decrease in nonrecourse mortgage debt and notes payable	$(215,008)	$(1,648,245)	$(776,588)
Decrease in senior and subordinated debt	(6,049)	(40,000)	(277,658)
Decrease in restricted cash and escrowed funds	8,208	—	—
(Decrease) increase in preferred stock	(209,448)	—	170,000
Increase in Class A common stock	4,617	959	2,636
Increase in additional paid-in capital	200,448	36,904	102,939
Increase in redeemable noncontrolling interest	8,424	6,887	46,845
Increase (decrease) in noncontrolling interest	558	(53,031)	(38,150)
Total effect on financing activities	$(208,250)	$(1,696,526)	$(769,976)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

A. Summary of Significant Accounting Policies
Nature of Business
Forest City Enterprises, Inc. (the “Company”) principally engages in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. The Company operates through three strategic business units and has six reportable operating segments. The three strategic business units, which represent four reportable operating segments, are the Commercial Group, Residential Group and Land Development Group (collectively, the “Real Estate Groups”). The Commercial Group, the Company’s largest strategic business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. Additionally, it recently constructed and currently operates Barclays Center (the "Arena"), a state-of-the-art sports and entertainment arena located in Brooklyn, New York. The Arena, which opened in September 2012, is being reported as a separate reportable operating segment. The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group owns interests in entities that develop and manage military family housing. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. On January 31, 2012, the Company's Board of Directors approved a strategic decision by senior management to reposition or divest significant portions of its Land Development Group. During the year ended January 31, 2013, the Company established and executed on its land divestiture strategy. See Note L – Land Held for Divestiture for additional information for additional information on land divestiture activities.
Corporate Activities and The Nets, a member of the National Basketball Association (“NBA”) in which the Company accounts for its investment on the equity method of accounting, are the other reportable operating segments.
The Company has approximately $10.6 billion of consolidated assets in 26 states and the District of Columbia at January 31, 2013. The Company’s core markets include Boston, Chicago, Dallas, Denver, Los Angeles, New York City, Philadelphia, the Greater San Francisco metropolitan area and the Greater Washington D.C. metropolitan area. The Company has offices in Albuquerque, Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and the Company’s corporate headquarters in Cleveland, Ohio.
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
Variable Interest Entities
The Company’s VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, a hotel and The Nets. As of January 31, 2013, the Company determined that it was the primary beneficiary of 31 VIEs representing 22 properties (19 VIEs representing 10 properties in the Residential Group and 12 VIEs representing 12 properties in the Commercial Group). The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of January 31, 2013, the Company held variable interests in 59 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of its involvement with these unconsolidated VIEs is limited to the Company’s investments in those VIEs totaling approximately $64,000,000 at January 31, 2013. In addition, as of January 31, 2013, the Company consolidates a VIE which holds collateralized borrowings of $29,000,000, which the Company has guaranteed (see Note H – Senior and Subordinated Debt).
During the year ended January 31, 2013, the Company determined that the entity that owns Barclays Center is deemed to have sufficient equity and cash flows to support its operations without the need of any additional financial support from its partners. As a result, the Company determined that it no longer qualified as a VIE. The impact of the removal of this VIE within the VIE parenthetical disclosures on the Consolidated Balance Sheets were decreases of $552,226,000 to real estate, net, $1,405,000 to cash and equivalents, $17,574,000 to restricted cash and escrowed funds, $26,681,000 to other assets, $192,958,000 to nonrecourse mortgage debt and $84,908,000 to accounts payable, accrued expenses and other liabilities from the balances disclosed at January 31, 2012.

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
Reclassifications
Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year's presentation. During 2012, the Company established a new financial statement line included in operations, "Net (gain) loss on land held for divestiture activity" and a new line item within equity in earnings of unconsolidated entities, "Net loss on land held for divestiture activity of unconsolidated entities". The prior year impairment charges resulting from the divestiture decision were reclassified to these line items on the Consolidated Statement of Operations for the year ended January 31, 2012 for comparability purposes (see Note L – Land Held for Divestiture). In addition, during the year ended January 31, 2013, the Company determined that the Barclays Center met the criteria for a reportable operating segment. Therefore, the segment reporting disclosures related to the Barclays Center as of and for the two years ended January 31, 2012 have been reclassified from the Commercial Group segment to the Arena segment (see Note O – Segment Information).
Fiscal Year
The years 2012, 2011 and 2010 refer to the fiscal years ended January 31, 2013, 2012 and 2011, respectively.
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
Consolidated operating properties that have been sold or determined to be held for sale are reported as discontinued operations. The Company considers assets held for sale when the transaction has been approved by management and there are no significant contingencies related to the sale that may prevent the transaction from closing. In many transactions, these contingencies are not satisfied until the actual closing and, accordingly, the property is not identified as held for sale until the closing actually occurs. However, each potential sale is evaluated based on its separate facts and circumstances.
Leasing Operations – The Company enters into leases with tenants in its rental properties. The lease terms of tenants occupying space in the retail centers and office buildings generally range from 1 to 30 years, excluding leases with certain anchor tenants, which typically are longer. Minimum rents are recognized on a straight-line basis over the non-cancelable term of the related lease, which include the effects of rent steps and rent abatements under the leases. Overage rents are recognized after the contingency has been removed (i.e., sales thresholds have been achieved). Recoveries from tenants for taxes, insurance and other commercial property operating expenses are recognized as revenues in the period the applicable costs are incurred.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Arena Revenues – The Arena naming rights agreement with Barclays Services Corporation, which commenced with the opening of the Arena, has a 20-year term, subject to certain extension rights. Arena naming rights revenue is recognized on a straight-line basis over the contract year.
Arena founding partner and sponsor agreements entitle the parties to certain sponsorship, promotional, media, hospitality and other rights and entitlements. These agreements expire at various terms ranging from one to seven years from the opening of the Arena and is recognized on a straight-line basis.
Arena suite licenses entitle the licensee the use of a luxury suite in the Arena. The terms of the suite license agreements commenced on the date the Arena opened with terms ranging from one to seven years. Revenue is recognized on a straight-line basis over each contractual year.
Ticketing fee revenue is based on the Arena's share of ticket sale fees in accordance with an agreement with Ticketmaster. Revenue from ticketing fees is deferred and recognized upon settlement of the related event.
Recognition of Costs and Expenses
Operating expenses primarily represent the recognition of operating costs, which are charged to operations as incurred, administrative expenses and taxes other than income taxes. Interest expense and real estate taxes during active development and construction are capitalized as a part of the project cost.
Depreciation and amortization is generally computed on a straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings (other than Arena) and certain first generation tenant allowances that are considered by management as a component of the building are primarily 50 years. The estimated useful life of the Arena is 34.5 years, the remaining term of the ground leases on which the Arena was built. Subsequent tenant improvements and those first generation tenant allowances that are not considered a component of the building are amortized over the life of the tenant’s lease. This estimated life is based on the length of time the asset is expected to generate positive operating cash flows. Actual events and circumstances can cause the life of the building and tenant improvement to be different than the estimates made. Additionally, lease terminations can affect the economic life of the tenant improvements.
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
Termination Benefits
During the years ended January 31, 2013, 2012 and 2011, the Company’s workforce was reduced. The Company provided outplacement services to terminated employees and severance payments based on years of service and other defined criteria. Termination benefits expense (outplacement and severance) are included in operating expenses and reported in the Corporate Activities segment.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The activity in the accrued severance balance for termination costs is as follows:

Total
(in thousands)
Accrued severance balance at January 31, 2010	$3,361
Termination benefits expense	5,325
Payments	(5,930)
Accrued severance balance at January 31, 2011	2,756
Termination benefits expense	5,652
Payments	(2,247)
Accrued severance balance at January 31, 2012	6,161
Termination benefits expense	3,959
Payments	(4,049)
Accrued severance balance at January 31, 2013	$6,071
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
Impairment of Unconsolidated Entities
The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate that its carrying value in the investments may be in excess of fair value. A loss in value of an equity method investment which is other-than-temporary is recognized as an impairment of unconsolidated entities. This determination is based upon the length of time elapsed, severity of decline, possible recovery period and other relevant facts. Determining fair value of a real estate investment and whether or not a loss is other-than-temporary involves significant judgments and estimates. Examples of these estimates include timing and amounts of expected cash flows, discount rates, capitalization rates and comparable sales data, among other things. Changes to these estimates made by management could affect whether or not an impairment charge would be required and/or the amount of impairment charges recognized.
Stock-Based Compensation
Stock-based compensation cost is measured at the date of grant and is based on the fair value of the equity award. The fair value of stock options is computed using the Black-Scholes option pricing model, which incorporates assumptions for risk-free rate, expected volatility, dividend yield, and expected life of the options. The fair value of restricted stock is equal to the closing price of the stock on the date of grant. The fair value cost of stock options and restricted stock, as adjusted for estimated forfeitures, is recognized over the requisite service period of the grantee using the straight-line attribution method. Cost recognition is accelerated if the grantee is retirement-eligible (as defined in the 1994 Stock Plan) or becomes retirement-eligible before the end of the nominal vesting period. The cost is recognized immediately if the grantee is retirement-eligible at the date of grant or on a straight-line basis over the period ending with the first anniversary from the date of grant when the individual becomes retirement-eligible. The fair value of performance shares that do not have a market condition is equal to the closing price of the underlying stock on the date of grant. The compensation cost is recognized on a straight-line basis over the requisite service period if it is probable that the performance goals will be achieved. The fair value of performance shares that have a market condition is computed using a Monte Carlo simulation. The compensation cost is recognized on a straight-line basis over the requisite service period if the requisite service is rendered, even if the market condition is never satisfied.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The Class A Common Units issued in exchange for Bruce C. Ratner’s noncontrolling interests in the Forest City Ratner Company portfolio in November 2006 (see Note W – Class A Common Units), which are reflected as noncontrolling interests in the Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Class A Common Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with a put or conversion of the Puttable Equity-Linked Senior Notes due 2014, Convertible Senior Notes due 2016, Convertible Senior Notes due 2018 and Series A Cumulative Perpetual Convertible Preferred Stock are included in the computation of diluted EPS using the if-converted method.
Acquisition of Rental Properties
Upon acquisition of a rental property, the purchase price of the property is allocated to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company's estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental revenues (or rental expense for ground leases in which the Company is the lessee) over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental revenues (or rental expense for ground leases in which the Company is the lessee) over the remaining non-cancelable terms of the respective leases, including any fixed-rate renewal periods that are probable of being exercised. For the Company's below market lease and in-place lease intangibles that remain at January 31, 2013 and 2012, there were no fixed rate renewal periods associated with these leases that the Company deemed probable of renewal and included in the calculation of the intangible asset value or related amortization period.
Intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Company's evaluation of each tenant’s lease and its overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to in-place leases, including leasing commissions, legal expenses and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective lease. The Company's estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Company in this analysis include an estimate of the carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also uses the information obtained as a result of its pre-acquisition due diligence as part of considering any conditional asset retirement obligations, and when necessary, will record a conditional asset retirement obligation as part of its purchase price.
When calculating the estimated value to assign to a tenant relationship intangible asset, the Company estimates the likelihood that a lessee will execute a lease renewal and other factors relative to the relationship. In determining the likelihood of lease renewal, the Company utilizes a probability weighted model based on many factors. Other qualitative factors related to the relationship that the Company considers include, but are not limited to, the nature and extent of the business relationship with the tenant, growth prospects for developing new business with the tenant and the tenant’s credit quality. The value of tenant relationship intangibles is amortized over the remaining initial lease term and expected renewals, but in no event longer than the remaining depreciable life of the building. The value of in-place leases is amortized over the remaining non-cancelable term of the respective leases and any fixed-rate renewal periods that are deemed probable.
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
Restricted Cash and Escrowed Funds
Restricted cash and escrowed funds represent restricted amounts with financial institutions for debt services payments, taxes and insurance, collateral, security deposits, capital replacement, improvement and operating reserves, bond funds, development escrows and construction escrows.
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
Investments in Unconsolidated Entities
The Company accounts for its investments in unconsolidated entities using the equity method of accounting whereby the cost of an investment is adjusted for the Company’s share of income or loss from the date of acquisition, increased for equity contributions made and reduced by distributions received. The income or loss for each unconsolidated entity is allocated in accordance with the provisions of the applicable operating agreements, which may differ from the ownership interest held by each investor. Certain of the Company’s investments in unconsolidated entities share of cumulative allocated losses and cash distributions received exceeds its cumulative allocated share of income and equity contributions. As a result, the carrying value of certain investments in unconsolidated entities is negative. Unconsolidated entities with negative carrying values are included in cash distributions and losses in excess of investments in unconsolidated entities in the Company’s Consolidated Balance Sheets. Differences between the Company’s carrying value of its investment in unconsolidated entities and the Company’s underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets or liabilities, as applicable. The Company records income or loss in certain unconsolidated entities based on the distribution priorities, which may change upon the achievement of certain return thresholds.
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
Investments in securities classified as available-for-sale are reflected in other assets at market value with the unrealized gains or losses reflected as accumulated other comprehensive income (loss). Unrealized gains or losses were not material for any of the three years ended January 31, 2013, 2012 and 2011.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Intangible Assets
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
Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”):

	January 31,
	2013	2012	2011
	(in thousands)
Unrealized losses on securities	$340	$445	$485
Unrealized (gains) losses on foreign currency translation	(69)	1,558	1,516
Unrealized losses on interest rate contracts(1)	168,497	194,928	153,432
	168,768	196,931	155,433
Noncontrolling interest and income tax benefit	(65,565)	(76,471)	(61,004)
Accumulated Other Comprehensive Loss	$103,203	$120,460	$94,429

(1)
Included in the amounts as of January 31, 2013, 2012 and 2011 are $126,506, $143,303 and $102,387, respectively, of unrealized losses on an interest rate swap associated with New York Times, an office building in Manhattan, New York, on its nonrecourse mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all-in lender interest rate of 6.40% (5.50% swap rate plus 0.90% lender spread) and expires in September 2017.

Historic and New Market Tax Credit Entities
The Company has investments in properties that have received, or the Company believes are entitled to receive, Historic Preservation Tax Credits on qualifying expenditures under Internal Revenue Code (“IRC”) section 47 and New Market Tax Credits on qualifying investments in designated community development entities (“CDEs”) under IRC section 45D, as well as various state credit programs, including participation in the New York State Brownfield Tax Credit Program, which entitles the members to tax credits based on qualified expenditures at the time those qualified expenditures are placed in service. The Company typically enters into these investments with sophisticated financial investors. In exchange for the financial investors’ initial contribution into the investment, the financial investor is entitled to substantially all of the benefits derived from the tax credit. Typically, these arrangements have put/call provisions (which range up to 7 years) whereby the Company may be obligated (or entitled) to repurchase the financial investors’ interest. The Company has consolidated each of these entities in its consolidated financial statements and has reflected these investor contributions as accounts payable, accrued expenses and other liabilities.
The Company guarantees to the financial investor that in the event of a subsequent recapture by a taxing authority due to the Company’s noncompliance with applicable tax credit guidelines, it will indemnify the financial investor for any recaptured tax credits. The Company initially records a liability for the cash received from the financial investor. The Company generally records income upon completion and certification of the qualifying development expenditures for Historic Preservation Tax Credits and upon certification of the qualifying investments in designated CDEs for New Market Tax Credits, resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 7 years. Income related to the sale of tax credits of $20,800,000, $27,296,000 and $31,979,000 was recognized during the years ended January 31, 2013, 2012 and 2011, respectively, which was recorded in interest and other income.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
Derivative Instruments and Hedging Activities
Derivatives are recorded at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and whether it meets the hedge accounting requirements. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of interest rate risk, even though the contracts do not qualify for or the Company has elected not to apply hedge accounting.
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
New Accounting Guidance
The following accounting pronouncements were adopted during the year ended January 31, 2013:
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
The following new accounting pronouncements will be adopted on their respective required effective dates:
In February 2013, the FASB issued an amendment to the accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
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
In December 2011, the FASB issued an amendment to the accounting guidance on derecognition of in substance real estate. This guidance specifies that when a parent company (reporting entity) ceases to have a controlling financial interest (as described in the accounting guidance on Consolidation) in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance on property, plant and equipment to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. This guidance is effective for fiscal years and interim reporting periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. The guidance in this amendment is consistent with the Company's previous accounting policies and, as a result, will not impact its consolidated financial statements or their comparability to previously issued financial statements.
In December 2011, the FASB issued an amendment to the accounting guidance that requires entities to disclose both gross and net information on financial instruments and transactions eligible for offset on the balance sheets and financial instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued guidance clarifying that the scope of disclosures about offsetting assets and liabilities should apply only to derivatives and hedging instruments. This guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013. Early adoption is not permitted. The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

B. Notes and Accounts Receivable, Net
The components of notes and accounts receivable, net are as follows:

	Years Ended January 31,
	2013	2012
	(dollars in thousands)
Straight-line rent from tenants	$148,906	$136,486
Military Housing, primarily reimbursable construction costs	32,507	37,830
Stapleton advances (see below)	107,749	82,920
Receivables from tenants	29,551	30,616
Other accounts receivable	88,938	98,402
Notes receivable	44,407	45,865
	452,058	432,119
Allowance for doubtful accounts	(25,858)	(25,875)
Notes and Accounts Receivable, Net	$426,200	$406,244
Weighted average interest rate on notes receivable	4.58%	5.14%
Notes receivable due within one year	$12,157	$16,898
Stapleton Advances
Stapleton Land, LLC has made certain interest-bearing advances to the Park Creek Metropolitan District (the “District”) for in-tract infrastructure. The advances are subordinate to the District’s senior and subordinated bonds (see Note F - Financing Arrangements). The Company recorded $7,893,000, $6,439,000 and $4,237,000 of interest income related to these advances for the years ended January 31, 2013, 2012 and 2011, respectively. The advances had a weighted average interest rate of 8.70% at January 31, 2013.

C. Investments in Unconsolidated Entities
Investments in unconsolidated entities include investments in and advances to unconsolidated entities and cash distributions and losses in excess of investments in unconsolidated entities that the Company does not control and/or is not deemed to be the primary beneficiary, which are accounted for under the equity method of accounting.
The following is a reconciliation of members’ and partners’ equity to the Company’s carrying value:

	January 31,
	2013	2012
	(in thousands)
Members’ and partners’ equity, as below	$637,341	$945,129
Equity of other members and partners	662,358	790,618
Company’s investment in partnerships	(25,017)	154,511
Basis differences(1)	114,215	79,913
Advances to and on behalf of affiliates	74,703	94,947
Total Investments in Unconsolidated Entities	$163,901	$329,371
Assets - Investments in and advances to unconsolidated entities	$456,628	$609,079
Liabilities - Cash distributions and losses in excess of investments in unconsolidated entities	(292,727)	(279,708)
Total Investments in Unconsolidated Entities	$163,901	$329,371

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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Summarized financial information for the equity method investments is as follows:

	(Combined 100%)
	January 31,
	2013	2012
	(in thousands)
Balance Sheet:
Real Estate
Completed rental properties	$7,317,652	$7,287,539
Projects under construction and development	106,705	287,738
Land held for development and sale (1)	89,268	224,224
Total Real Estate	7,513,625	7,799,501
Less accumulated depreciation	(1,413,510)	(1,257,091)
Real Estate, net	6,100,115	6,542,410
Cash and equivalents	120,545	149,702
Restricted cash - military housing bond funds	146,484	284,641
Other restricted cash and escrowed funds	319,989	274,201
Other assets	730,308	756,564
Total Assets	$7,417,441	$8,007,518
Mortgage debt and notes payable, nonrecourse (2)	$6,261,983	$6,551,891
Other liabilities	518,117	510,498
Members’ and partners’ equity	637,341	945,129
Total Liabilities and Members’ and Partners’ Equity	$7,417,441	$8,007,518

(1)
The amounts at January 31, 2013 and 2012 include $89,268 and $181,749 of land held by unconsolidated entities in which the Company is currently reviewing its options to divest its portion of land held by these unconsolidated entities.

(2)	The amounts at January 31, 2013 and 2012 include $18,638 and $35,551 of mortgage debt and notes payable, nonrecourse related to the land held by the unconsolidated entities discussed in footnote (1).

	(Combined 100%)
	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Operations:
Revenues	$1,161,122	$1,037,006	$905,524
Operating expenses	(652,651)	(558,094)	(517,899)
Interest expense including extinguishment of debt	(329,903)	(319,946)	(262,860)
Impairment of real estate	—	—	(1,457)
Depreciation and amortization	(217,664)	(197,299)	(162,153)
Interest and other income	17,694	14,800	15,779
Net loss on land held for divestiture activity	(102)	—	—
Gain on disposition of partial interest in a rental property	131,027	—	—
Gain (loss) from continuing operations	$109,523	$(23,533)	$(23,066)
Discontinued operations:
Operating loss from rental properties	(4,970)	(9,990)	(6,079)
Gain on disposition of rental properties	—	—	28,289
Discontinued operations subtotal	(4,970)	(9,990)	22,210
Net earnings (loss) (pre-tax)	$104,553	$(33,523)	$(856)
Company’s portion of net earnings (pre-tax)	69,320	8,580	42,352
Impairment of investments in unconsolidated entities	(390)	(40,284)	(71,716)
Impairment of investments in unconsolidated entities with land held for divestiture	(40,406)	(41,902)	—
Gain (loss) on disposition of equity method investments	16,107	12,567	(830)
Net earnings (loss) (pre-tax) from unconsolidated entities	$44,631	$(61,039)	$(30,194)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Impairment of Real Estate and Investments in Unconsolidated Entities
The following tables show the detail of the impairments noted above.

		Years Ended January 31,
		2013	2012	2011
		(in thousands)
Impairment of real estate:
Old Stone Crossing at Caldwell Creek (Mixed-Use Land Development)	Charlotte, North Carolina	$—	$—	$1,457
Company’s portion of impairment of real estate		$—	$—	$743
Impairment of investments in unconsolidated entities:
Specialty Retail Centers:
Village at Gulfstream Park	Hallandale Beach, Florida	—	35,674	35,000
Metreon	San Francisco, California	—	—	4,595
Commercial land and development rights	Cleveland, Ohio	—	4,610	—
Four Museum Park properties at Central Station	Chicago, Illinois	—	—	18,311
Office Buildings:
818 Mission Street	San Francisco, California	—	—	4,018
Bulletin Building	San Francisco, California	—	—	3,543
Other		390	—	6,249
Total impairment of investments in unconsolidated entities		$390	$40,284	$71,716
Total impairment of unconsolidated entities		$390	$40,284	$72,459
Gain on Disposition of Partial Interest in a Rental Property
On December 20, 2012, the Company and its existing 49% partner sold a portion of their equity ownership interests in 8 Spruce Street, an apartment community in Manhattan, New York, for a cash sales price of $250,390,000. The new outside partner received a 49% equity ownership interest in 8 Spruce Street and the Company's ownership interest was reduced from approximately 36% to 18%. The transaction, which resulted in the Company receiving net cash proceeds of $129,037,000, qualified for full gain recognition under accounting guidance related to real estate sales. Therefore, the Company recognized a gain on disposition of partial interest in a rental property of $34,959,000, net of transaction costs, during the year ended January 31, 2013. Subsequent to the transaction, the Company will continue to account for its investment in 8 Spruce Street under the equity method of accounting, as each of the outside partners are deemed to have substantive participating rights.
Gain on Disposition of Rental Properties and Equity Method Investments
Upon disposition, investments accounted for on the equity method are not classified as discontinued operations; therefore, gains or losses on the disposition of these properties are reported in continuing operations. The following table summarizes gains and losses on the disposition of unconsolidated entities.

		Years Ended January 31,
		2013	2012	2011
		(in thousands)
Gain on disposition of rental properties:
Millender Center (hotel, parking, office and retail)	Detroit, Michigan	$—	$—	$17,291
Woodbridge Crossing (Specialty Retail Center)	Woodbridge, New Jersey	—	—	6,443
Pebble Creek (Apartment Community)	Twinsburg, Ohio	—	—	4,555
Gain on disposition of rental properties		$—	$—	$28,289
Company’s portion of gain on disposition of rental properties		$—	$—	$24,291
Gain (loss) on disposition of equity method investments:
Village at Gulfstream Park (Specialty Retail Center)	Hallandale Beach, Florida	$14,479	$—	$—
Chagrin Plaza I & II (Office Buildings)	Beachwood, Ohio	1,628	—	—
Apartment Communities:
Metropolitan Lofts	Los Angeles, California	—	9,964	—
Twin Lake Towers	Denver, Colorado	—	2,603	—
Other		—	—	(830)
Total gain (loss) on disposition of equity method investments, net		$16,107	$12,567	$(830)

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

	January 31,
	2013	2012
	(in thousands)
Lease procurement costs, net	$211,856	$227,568
Prepaid expenses and other deferred costs, net	240,594	227,354
Intangible assets, net	85,692	107,192
Mortgage procurement costs, net	76,450	46,427
Other Assets	$614,592	$608,541
During the years ended January 31, 2013, 2012 and 2011, the Company recorded $5,108,000, $7,229,000 and $12,003,000, respectively, of amortization expense related to intangible assets.
The estimated aggregate amortization expense related to intangible assets is as follows:

Years Ending January 31,
(in thousands)
2014	$5,695
2015	4,500
2016	4,310
2017	3,720
2018	3,558

E. Mortgage Debt and Notes Payable, Nonrecourse
Nonrecourse mortgage debt and notes payable, including balances associated with land held for divestiture, which is collateralized solely by completed rental properties, projects under construction and development and undeveloped land, was as follows:

January 31, 2013	Operating Properties	Development Projects	Land Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed	$3,456,879	$299,565	$1,700	$3,758,144	5.51%
Variable
Taxable	1,448,205	62,725	—	1,510,930	4.93%
Tax-Exempt	408,785	53,500	9,301	471,586	1.64%
	$5,313,869	$415,790	$11,001	$5,740,660	5.04%
Total gross commitment from lenders		$705,983	$11,001

January 31, 2012	Operating Properties	Development Projects	Land Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed	$3,008,293	$406,619	$4,773	$3,419,685	5.65%
Variable
Taxable	1,378,585	409,733	14,311	1,802,629	4.76%
Tax-Exempt	421,434	—	15,775	437,209	1.55%
	$4,808,312	$816,352	$34,859	$5,659,523	5.05%
Total gross commitment from lenders		$1,338,181	$35,058
The Company generally borrows funds for development and construction projects with maturities of two to five years utilizing variable-rate financing. Upon opening and achieving stabilized operations, the Company generally pursues long-term fixed-rate financing.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following summarizes the composition of mortgage debt and notes payable, nonrecourse maturities, including balances associated with land held for divestiture, as of January 31, 2013:

Fiscal Years Ending January 31,	Total Maturities
(in thousands)
2014	$806,638
2015	994,277
2016	430,113
2017	366,394
2018	1,199,694
Thereafter	1,943,544
Total	$5,740,660

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
Prior to May 12, 2011, consolidated subsidiaries of the Company purchased $23,000,000 of the Converted Bonds from the investment banks. Simultaneous to each purchase, a corresponding amount of a related TRS was terminated and the corresponding secured borrowing was removed from the Consolidated Balance Sheets. On May 12, 2011, the District refinanced $42,000,000 of the outstanding $58,000,000 Junior Subordinated Bonds. The Company received $23,000,000 of the refinancing proceeds as repayment of Converted Bonds held by its consolidated subsidiaries and the investment banks received the remaining $19,000,000 of refinancing proceeds which simultaneously terminated a corresponding amount of the related TRS and corresponding secured borrowing. On December 1, 2011, $225,000 of the Converted Bonds was redeemed by the District and a corresponding amount of the related TRS and corresponding secured borrowings were simultaneously terminated.
During the year ended January 31, 2013, the District redeemed $240,000 of the Converted Bonds. In addition, consolidated subsidiaries of the Company purchased $5,000,000 of Converted Bonds from the investment banks. Simultaneous to each of these transactions, a corresponding amount of the related TRS was terminated and the corresponding secured borrowing was removed from the Consolidated Balance Sheet. The Converted Bonds are recorded in other assets at January 31, 2013 and 2012. Outstanding TRS contracts were in place on the $10,610,000 and $15,775,000 of secured borrowings related to the Converted Bonds at January 31, 2013 and 2012, respectively. At January 31, 2013, the outstanding TRS contracts were supported by collateral consisting primarily of certain notes receivable owned by the Company aggregating $9,975,000. The Company recorded net interest income of $875,000, $1,220,000 and $1,966,000 related to the TRS for the years ended January 31, 2013, 2012 and 2011, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

G. Bank Revolving Credit Facility
The Company has a Third Amended and Restated Credit Agreement and a Third Amended and Restated Guaranty of Payment of Debt (collectively, the “Credit Facility”), which provides total available borrowings of $450,000,000. The Credit Facility matures on March 30, 2014 and provides for one, 12-month extension option, subject to certain conditions. Borrowings bear interest at LIBOR, subject to a floor of 100 basis points, plus 3.75%. Up to $100,000,000 of the available borrowings may be used, in the aggregate, for letters of credit and/or surety bonds. The Credit Facility has a number of restrictive covenants, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that the Company may incur and restrictions on the pledging of ownership interests in subsidiaries. Additionally, the Credit Facility contains certain development limitations and financial covenants, including the maintenance of minimum liquidity, certain debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as specified in the Credit Facility). At January 31, 2013, the Company was in compliance with all of these financial covenants.
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
The following table summarizes the available credit on the Credit Facility:

	January 31,
	2013	2012
	(in thousands)
Maximum borrowings (1)	$450,000	$450,000
Less outstanding balances and reserves:
Borrowings	—	—
Letters of credit	67,456	69,389
Surety bonds	—	—
Available credit	$382,544	$380,611

(1)	The maximum borrowings under the Credit Facility was increased to $465,000,000 on February 21, 2013, upon entering into the fourth amendment to the Credit Facility, as discussed below.
On February 21, 2013, the Company entered into the Fourth Amended and Restated Credit Agreement and Fourth Amended and Restated Guaranty of Payment of Debt (the "Amended Credit Facility"). The amendment extended the maturity date to February 2016, subject to a one year extension upon the satisfaction of certain conditions, reduced the interest rate spread on the LIBOR option by 25 basis points to 3.50% and removed the prior LIBOR floor of 100 basis points. The amendment also increased available borrowings to $465,000,000, subject to certain reserve commitments to be established, as applicable, on certain dates to be used to retire certain of the Company's Senior Notes that come due during the term of the amendment, and provides an accordion provision allowing the Company to increase its total available borrowings to $500,000,000 upon satisfaction of certain conditions set forth in the Amended Credit Facility. Additionally, the amendment permits the Company to repurchase up to $100,000,000 of Class A Common Stock and to declare or pay dividends in an amount not to exceed $24,000,000 in the aggregate in any four fiscal quarter period to Class A or B common shareholders, subject to certain conditions.
In addition, on February 21, 2013, the Company entered into a Second Amended Pledge Agreement that made certain updates and conforming changes necessitated by the Amended Credit Facility.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

H. Senior and Subordinated Debt
The following table summarizes the Company’s senior and subordinated debt:

	January 31,
	2013	2012
	(in thousands)
Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	$199,457	$199,132
7.625% Senior Notes due 2015	53,253	178,253
5.000% Convertible Senior Notes due 2016	50,000	50,000
6.500% Senior Notes due 2017	132,144	132,144
4.250% Convertible Senior Notes due 2018	350,000	350,000
7.375% Senior Notes due 2034, net of discount	219,115	100,000
Total Senior Notes	1,003,969	1,009,529
Subordinated Debt:
Subordinate Tax Revenue Bonds due 2013	29,000	29,000
Total Senior and Subordinated Debt	$1,032,969	$1,038,529
All of the Company’s senior notes are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to all existing and future secured indebtedness and other liabilities of the Company’s subsidiaries to the extent of the value of the collateral securing such other debt, including the Credit Facility. The indentures governing the senior notes contain covenants providing, among other things, limitations on incurring additional debt and payment of dividends. At January 31, 2013, the Company was in compliance with all of these financial covenants.
Puttable Equity-Linked Senior Notes due 2014
On October 7, 2009, the Company issued $167,433,000 of 3.625% Puttable Equity-Linked Senior Notes due October 15, 2014 (“2014 Senior Notes”) to certain holders in exchange for $167,433,000 of the Company's previously outstanding 3.625% Puttable Equity-Linked Senior Notes due 2011. Concurrent with this exchange, the Company issued an additional $32,567,000 of 2014 Senior Notes in a private placement, net of a 5% discount. Interest on the 2014 Senior Notes is payable semi-annually in arrears on April 15 and October 15.
Holders may put their 2014 Senior Notes to the Company at any time prior to the earlier of (i) stated maturity or (ii) the Put Termination Date, as defined below. Upon a put, a note holder would receive 68.7758 shares of the Company’s Class A common stock per $1,000 principal amount of 2014 Senior Notes, based on a put value price of $14.54 per share of Class A common stock, subject to adjustment. The amount payable upon a put of the 2014 Senior Notes is only payable in shares of the Company’s Class A common stock, except for cash paid in lieu of fractional shares. If the daily volume weighted average price of the Class A common stock has equaled or exceeded 130% ($18.90 at January 31, 2013) of the put value price then in effect for at least 20 trading days in any 30 trading day period, the Company may, at its option, elect to terminate the rights of the holders to put their 2014 Senior Notes to the Company. If it so elects, the Company is required to issue a put termination notice that designates an effective date on which the holders termination put rights will be terminated, which shall be a date at least 20 days after the mailing of such put termination notice (the “Put Termination Date”). Holders electing to put their 2014 Senior Notes after the mailing of a put termination notice and before the Put Termination Date shall receive a coupon make-whole payment in an amount equal to the remaining scheduled interest payments attributable to such notes from the last applicable interest payment date through and including October 15, 2013. This coupon make-whole payment is payable, at the Company’s option, in either cash or Class A common stock.
Senior Notes due 2015
On May 19, 2003, the Company issued $300,000,000 of 7.625% Senior Notes due June 1, 2015 (“2015 Senior Notes”) in a public offering. Accrued interest is payable semi-annually on December 1 and June 1. Effective June 1, 2011, the 2015 Senior Notes are redeemable, in whole or in part, at par. On August 20, 2012, the Company redeemed $125,000,000 in principal amount of its outstanding 2015 Senior Notes at par plus accrued interest using net proceeds from the July 2012 issuance of its 7.375% Senior Notes due February 1, 2034, along with additional cash on hand. See further discussion on the July 2012 issuance under "Senior Notes due 2034" in this footnote.
Convertible Senior Notes due 2016
On October 26, 2009, the Company issued $200,000,000 of 5.000% Convertible Senior Notes due October 15, 2016 (“2016 Senior Notes”) in a private placement. The 2016 Senior Notes were issued at par and accrued interest is payable semi-annually on April 15 and October 15.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On May 5, 2011, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2016 Senior Notes to exchange such notes for shares of Class A common stock. In order to induce the holders to make the exchange, the Company agreed to increase the conversion rate from 71.8894 shares of Class A common stock per $1,000 principal amount of 2016 Senior Notes to 86.1073 shares, which factors in foregone interest to the holders among other inducements. Under the terms of the agreements, holders agreed to exchange $40,000,000 in aggregate principal amount of 2016 Senior Notes for a total of 3,444,293 shares of Class A common stock. Any accrued but unpaid interest was paid in cash. Under the accounting guidance for induced conversion of convertible debt, the additional amounts paid to induce the holders to exchange their 2016 Senior Notes was expensed resulting in a non-tax deductible loss of $10,800,000 during the year ended January 31, 2012, which is recorded as extinguishment of debt.
On January 27, 2011, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2016 Senior Notes to exchange such notes for shares of Class A common stock. In order to induce the holders to make the exchange, the Company agreed to increase the conversion rate from 71.8894 shares of Class A common stock per $1,000 principal amount of 2016 Senior Notes to 88.8549 shares, which factors in foregone interest to the holders among other inducements. Under the terms of the agreements, holders agreed to exchange $110,000,000 in aggregate principal amount of 2016 Senior Notes for a total of 9,774,039 shares of Class A common stock. Any accrued but unpaid interest was paid in cash. Under the accounting guidance for induced conversions of convertible debt, the additional amounts paid to induce the holders to exchange their 2016 Senior Notes was expensed resulting in a non-tax deductible loss of $31,689,000 during the year ended January 31, 2011, which is recorded as extinguishment of debt.
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
Senior Notes due 2017
On January 25, 2005, the Company issued $150,000,000 of 6.500% Senior Notes due February 1, 2017 (“2017 Senior Notes”) in a public offering, of which $132,144,000 remains outstanding at January 31, 2013. Accrued interest is payable semi-annually on February 1 and August 1. Effective February 1, 2013, the 2017 Senior Notes are redeemable, in whole or in part, at par.
Convertible Senior Notes due 2018
On July 19, 2011, the Company issued $350,000,000 of 4.250% Convertible Senior Notes due August 15, 2018 (“2018 Senior Notes”) in a private placement. The 2018 Senior Notes were issued at par and accrued interest is payable semi-annually on February 15 and August 15.
Holders may convert their 2018 Senior Notes at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. Upon conversion, a note holder would receive 46.1425 shares of Class A common stock per $1,000 principal amount of 2018 Senior Notes, based on a conversion price of approximately $21.67 per share of Class A common stock, subject to adjustment. The amount payable upon a conversion of the 2018 Senior Notes is only payable in shares of Class A common stock, except for cash paid in lieu of fractional shares. If the daily volume weighted average price of the Class A common stock has equaled or exceeded 130% ($28.17 at January 31, 2013) of the conversion price then in effect for at least 20 trading days in any 30 trading day period, the Company may, at its option, elect to terminate the conversion rights of the holders at any time. If it so elects, the Company is required to issue a conversion rights termination notice that designates an effective date on which the holders conversion rights will be terminated, which shall be a date at least 20 days after the mailing of such conversion rights termination notice (the “Conversion Termination Date”). Holders electing to convert their 2018 Senior Notes after the mailing of a conversion rights termination notice and before the Conversion Termination Date shall receive cash payments of accrued and unpaid interest to, but not including, the conversion date and a make-whole premium for an amount equal to the remaining scheduled interest payments attributable to such notes through and including August 15, 2014.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Senior Notes due 2034
On February 10, 2004, the Company issued $100,000,000 of 7.375% Senior Notes due February 1, 2034 ("2034 Senior Notes") in a public offering. Accrued interest is payable quarterly on February 1, May 1, August 1 and November 1. These senior notes may be redeemed by the Company, in whole or in part, at any time at par, plus accrued interest.
On July 3, 2012, the Company issued $125,000,000 of additional 2034 Senior Notes in a public offering, net of a 4.84% discount. The terms of the 2034 Senior Notes, other than their issue date and public offering price, are identical to the $100,000,000 aggregate principal amount of 2034 Senior Notes previously issued on February 10, 2004. Proceeds of this offering, net of discounts and underwriters commissions, were $116,792,000. Net proceeds, along with an additional $8,208,000 of cash on hand, were immediately deposited into a restricted cash escrow account established for the August 20, 2012 redemption of $125,000,000 principal amount of the Company's 2015 Senior Notes previously discussed.
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
Consolidated Interest Expense
The following table summarizes interest incurred, capitalized and paid on all forms of indebtedness (included in Notes E, G and H).

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Interest incurred	$365,323	$443,247	$470,865
Interest capitalized	(96,094)	(193,448)	(172,664)
Net interest expense	$269,229	$249,799	$298,201
Interest incurred from discontinued operations	$7,262	$14,175	$22,969
Cash paid for interest (net of amount capitalized)	$291,509	$260,822	$318,910

I. Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned impact on earnings and cash flows that may be caused by interest rate volatility. The Company’s strategy includes the use of interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. The Company enters into interest rate swaps to convert certain floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions, or forward starting swaps to hedge the changes in benchmark interest rates on forecasted financings. The Company enters into interest rate swap agreements for hedging purposes for periods that are generally one to ten years. Option products utilized include interest rate caps, floors and Treasury options. The use of these option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt. The caps and floors have typical durations ranging from one to three years while the Treasury options are for periods of five to ten years. The Company does not have any Treasury options outstanding at January 31, 2013.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The amount of ineffectiveness charged to earnings was insignificant for all the periods presented. As of January 31, 2013, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $27,283,000, net of tax. However, the actual amount reclassified could vary due to future changes in fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by the Company and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require the Company and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At January 31, 2013, the SIFMA rate was 0.08%. Additionally, the Company and/or the Joint Ventures have guaranteed the fair value of the underlying borrowings. Any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact to the Company and/or the Joint Ventures. At January 31, 2013, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $266,395,000. The underlying TRS borrowings are subject to a fair value adjustment (see Note J – Fair Value Measurements).
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
The Company enters into forward swaps to protect itself against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time the Company secures and locks an interest rate on an anticipated financing, it intends to simultaneously terminate the forward swap associated with that financing. At January 31, 2013, the Company had no forward swaps outstanding.

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

	Fair Value of Derivative Instruments
	January 31, 2013
	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Accounts Payable and Accrued Expenses)
	Current Notional	Fair Value	Current Notional	Fair Value
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate caps	$—	$—	$—	$—
Interest rate swap agreements	—	—	1,019,920	129,522
TRS	28,000	965	238,395	10,915
Total	$28,000	$965	$1,258,315	$140,437
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$479,085	$7	$—	$—
Interest rate swap agreements	18,877	241	—	—
TRS	140,800	20,101	39,562	15,287
Total	$638,762	$20,349	$39,562	$15,287

	January 31, 2012
Derivatives Designated as Hedging Instruments
Interest rate caps	$—	$—	$—	$—
Interest rate swap agreements	—	—	897,193	148,699
TRS	27,197	774	243,560	9,954
Total	$27,197	$774	$1,140,753	$158,653
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$435,201	$13	$—	$—
Interest rate swap agreements	19,521	1,083	—	—
TRS	141,703	9,534	30,360	15,367
Total	$596,425	$10,630	$30,360	$15,367

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following tables present the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in earnings (loss) of unconsolidated entities and interest expense in the Consolidated Statements of Operations:

		Gain (Loss) Reclassified from Accumulated OCI
Derivatives Designated as Cash Flow Hedging Instruments	Gain (Loss) Recognized in OCI (Effective Portion)	Location on Consolidated Statements of Operations	Effective Amount	Ineffective Amount
	(in thousands)
Year Ended January 31, 2013
Interest rate caps, interest rate swaps and Treasury options	$21,601	Interest expense	$(3,916)	$—
Interest rate caps, interest rate swaps and Treasury options	—	Equity in loss of unconsolidated entities	(342)	14
Total	$21,601		$(4,258)	$14
Year Ended January 31, 2012
Interest rate caps, interest rate swaps and Treasury options	$(48,087)	Interest expense	$(3,514)	$1
Treasury options	—	Equity in loss of unconsolidated entities	(372)	(565)
Total	$(48,087)		$(3,886)	$(564)
Year Ended January 31, 2011
Interest rate caps, interest rate swaps and Treasury options	$(14,854)	Interest expense	$(2,841)	$1
Treasury options	—	Equity in loss of unconsolidated entities	(80)	(5)
Total	$(14,854)		$(2,921)	$(4)
The following table presents the impact of gains and losses in the Consolidated Statements of Operations related to derivative instruments:

	Net Gain (Loss) Recognized
	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Derivatives Designated as Fair Value Hedging Instruments
TRS (1)	$(770)	$11,855	$1,924
Derivatives Not Designated as Hedging Instruments
Interest rate caps, interest rate swaps and floors	$(922)	$(1,037)	$(2,158)
TRS	12,568	2,264	1,341
Total	$11,646	$1,227	$(817)

(1)
The net gain (loss) recognized in interest expense from the change in fair value of the underlying TRS borrowings was $770, $(11,855) and $(1,924) for the years ended January 31, 2013, 2012 and 2011, respectively, offsetting the gain recognized on the TRS (see Note J – Fair Value Measurements).

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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company has agreements with its derivative counterparties that contain a provision under which the derivative counterparty could terminate the derivative obligations if the Company defaults on its obligations under the Credit Facility and designated conditions are fulfilled. In instances where the Company's subsidiaries have derivative obligations that are secured by a mortgage, the derivative obligations could be terminated if the indebtedness between the two parties is terminated, either by loan payoff or default of the indebtedness. In addition, the Company has certain derivative contracts which provide that if the Company’s credit rating falls below certain levels, it may trigger additional collateral to be posted with the counterparty up to the full amount of the liability position of the derivative contracts. Also, certain subsidiaries have agreements that contain provisions whereby the subsidiaries must maintain certain minimum financial ratios.
As of January 31, 2013, the aggregate fair value of all derivative instruments in a liability position, prior to the adjustment for nonperformance risk of $11,772,000, is $167,496,000. The Company had posted collateral consisting primarily of cash and notes receivable of $89,101,000 related to all derivative instruments. If all credit risk contingent features underlying these agreements had been triggered on January 31, 2013, the Company would have been required to post collateral of the full amount of the liability position.

J. Fair Value Measurements
The Company’s financial assets and liabilities subject to fair value measurements are interest rate caps, interest rate swap agreements, TRS and borrowings subject to TRS (see Note I - Derivative Instruments and Hedging Activities). The Company’s impairment of real estate and unconsolidated entities are also subject to fair value measurements (see Note L – Land Held for Divestiture, Note T – Impairment of Real Estate, Impairment of Unconsolidated Entities and Write-off of Abandoned Development Projects and Note V - Discontinued Operations and Gain (Loss) on Disposition of Rental Properties).
Fair Value Hierarchy
The accounting guidance related to estimating fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions that other market participants would use based upon market data obtained from independent sources (also referred to as observable inputs). The following summarizes the fair value hierarchy:

•	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant observable inputs are available, either directly or indirectly, such as interest rates and yield curves that are observable at commonly quoted intervals; and

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
Measurement of Fair Value
The Company estimates the fair value of its hedging instruments based on interest rate market and bond pricing models. Although the Company has determined that the significant inputs used to value its hedging instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of January 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its hedging instruments’ positions and has determined that the credit valuation adjustments are significant to the overall valuation of one interest rate swap and are not significant to the overall valuation of all of its other hedging instruments. As a result, the Company has determined that one interest rate swap is classified in Level 3 of the fair value hierarchy and all of its other hedging instruments valuations are classified in Level 2 of the fair value hierarchy.

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
To determine the fair value of the underlying borrowings subject to TRS, the base price is initially used as the estimate of fair value. The Company adjusts the fair value based upon observable and unobservable measures such as the financial performance of the underlying collateral, interest rate risk spreads for similar transactions and loan to value ratios. In the absence of such evidence, management’s best estimate is used. At January 31, 2013, the notional amount of TRS borrowings subject to fair value adjustments is approximately $266,395,000.
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

	Fair Value Measurements
	January 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate caps	$—	$7	$—	$7
Interest rate swap agreements (positive fair value)	—	241	—	241
Interest rate swap agreements (negative fair value)	—	(3,016)	(126,506)	(129,522)
TRS (positive fair value)	—	—	21,066	21,066
TRS (negative fair value)	—	—	(26,202)	(26,202)
Fair value adjustment to the borrowings subject to TRS	—	—	9,950	9,950
Redeemable noncontrolling interest	—	—	(239,136)	(239,136)
Total	$—	$(2,768)	$(360,828)	$(363,596)

	January 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate caps	$—	$13	$—	$13
Interest rate swap agreements (positive fair value)	—	1,083	—	1,083
Interest rate swap agreements (negative fair value)	—	(5,396)	(143,303)	(148,699)
TRS (positive fair value)	—	—	10,308	10,308
TRS (negative fair value)	—	—	(25,321)	(25,321)
Fair value adjustment to the borrowings subject to TRS	—	—	9,180	9,180
Redeemable noncontrolling interest	—	—	(229,149)	(229,149)
Total	$—	$(4,300)	$(378,285)	$(382,585)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table below presents a reconciliation of financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements
	Redeemable Noncontrolling Interest	Interest Rate Swaps	Net TRS	Fair value adjustment to the borrowings subject to TRS	Total TRS Related	Total
	(in thousands)
Balance, February 1, 2011	$(226,829)	$(102,387)	$(30,034)	$21,938	$(8,096)	$(337,312)
Loss attributable to redeemable noncontrolling interest	4,567	—	—	—	—	4,567
Total realized and unrealized gains (losses):
Included in earnings	—	—	14,118	(11,855)	2,263	2,263
Included in other comprehensive income	—	(40,916)	—	—	—	(40,916)
Included in additional paid-in capital	(6,887)	—	—	—	—	(6,887)
Settlement	—	—	903	(903)	—	—
Balance, January 31, 2012	$(229,149)	$(143,303)	$(15,013)	$9,180	$(5,833)	$(378,285)
Transfers in	—	—	(2,125)	—	(2,125)	(2,125)
Contribution from redeemable noncontrolling interest	(11,348)	—	—	—	—	(11,348)
Loss attributable to redeemable noncontrolling interest	9,785	—	—	—	—	9,785
Total realized and unrealized gains (losses):
Included in earnings	—	—	11,798	770	12,568	12,568
Included in noncontrolling interest	—	—	204	—	204	204
Included in other comprehensive income	—	16,797	—	—	—	16,797
Included in additional paid-in capital	(8,424)	—	—	—	—	(8,424)
Balance, January 31, 2013	$(239,136)	$(126,506)	$(5,136)	$9,950	$4,814	$(360,828)
The following table presents quantitative information about the significant unobservable inputs used to estimate the fair value of financial instruments measured on a recurring basis as of January 31, 2013.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value January 31, 2013	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
Credit valuation adjustment of interest rate swap	$11,925	Potential future exposure	Credit spreads	1.60(1) - 4.25%
TRS	$(5,136)	Third party bond pricing	Bond quote	84.41 - 108.24(1)
Fair value adjustment to the borrowings subject to TRS	$9,950	Third party bond pricing	Bond quote	84.41 - 100.23(1)
Redeemable noncontrolling interest	$(239,136)	Discounted cash flows	Discount rate	9.3%

(1)	This fair value measurement was developed by third party service providers, subject to the Company’s corroboration for reasonableness.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the fair value of nonrecourse mortgage debt and notes payable, bank revolving facility, senior and subordinated debt and nonrecourse mortgage debt and notes payable of land held for divestiture:

	January 31, 2013		January 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Fixed Rate Debt	$4,791,113	$5,147,849	$4,458,214	$4,719,636
Variable Rate Debt	1,982,516	2,047,369	2,239,838	2,341,862
Total	$6,773,629	$7,195,218	$6,698,052	$7,061,498

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
At January 31, 2011, the Company received a cash deposit of $8,550,000 on Parcel #1. During the three months ended April 30, 2011, the Company received an additional $33,950,000 of the Parcel #1 purchase price. With the receipt of this payment, the buyer’s initial and continuing investment on the sale of Parcel #1 was adequate for gain recognition under the full accrual method in accordance with accounting guidance for sales of real estate. As such, the entire sales price is included in revenues from real estate operations and the related cost of land is included in operating expenses, resulting in a gain on sale of $42,622,000 during the year ended January 31, 2012. The final $2,500,000 of the Parcel #1 purchase price was received during the three months ended October 31, 2011.
During the year ended January 31, 2012, the Company received total cash deposits of $7,000,000 of the Parcel #2 purchase price. The minimum initial investment related to Parcel #2 still had not been met and accordingly, the cash deposits were recorded as a deposit liability under the deposit method in accordance with accounting guidance for sales of real estate and included in accounts payable, accrued expenses and other liabilities at January 31, 2012.
During the three months ended April 30, 2012, the Company received cash proceeds of $33,000,000 representing the remaining Parcel #2 purchase price. With receipt of this payment, the buyer’s initial and continuing investment on the sale of Parcel #2 was adequate for gain recognition under the full accrual method in accordance with accounting guidance for sales of real estate. As such, the entire sales price is included in revenues from real estate operations and the related cost of land is included in operating expenses, resulting in a gain on sale of $36,484,000 during the year ended January 31, 2013.

L. Land Held for Divestiture
On January 31, 2012, the Board of Directors of the Company approved a strategic decision by senior management to reposition portions of the Company's investment in the Land Development Group as part of a greater focus on core rental properties in core markets. The Company's land holdings subject to strategic divestiture are included in both fully consolidated entities and joint ventures accounted for on the equity method of accounting. As of January 31, 2012, the Company planned to retain its land investments in only two land development projects: its consolidated Stapleton project in Denver, Colorado and its Central Station project in downtown Chicago, Illinois, which was accounted for under the equity method of accounting.
Accordingly, the consolidated land assets associated with the land divestiture effort and related nonrecourse mortgage debt have been reclassified as land held for divestiture on the Consolidated Balance Sheets at January 31, 2013 and 2012. Held for sale assets are required to be recorded at fair value less cost to sell. As a result of the Company's strategic decision to divest, it dramatically shortened the estimated holding periods of the land projects held for divestiture. This reduced estimate of future undiscounted cash flows was not sufficient to recover the carrying value of the assets, resulting in an impairment charge of $115,654,000 during the year ended January 31, 2012.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Through the competitive bid process and the negotiation process of moving from informal expressions of interest to bona fide purchase offers during the year ended January 31, 2013, the Company obtained additional information regarding the value of its specific projects as viewed by current market participants. Based on the various levels of interest from potential buyers and information obtained from preliminary sales contracts, letters of intent and other negotiations on the land projects discussed above, the Company reviewed its assumptions used to estimate the fair value of the land held for divestiture. As a result, the Company recorded an additional impairment charge of $15,796,000 during the second quarter within the year ended January 31, 2013.
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of non-recurring impairment of land held for divestiture for the year ended January 31, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value January 31, 2013	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
Impairment of land held for divestiture	$15,663	Indicative bids	Indicative bids	N/A(1)
Impairment of land held for divestiture	$926	Discounted cash flows(2)	N/A	N/A

(1)	These fair value measurements were developed by third party sources, subject to the Company’s corroboration for reasonableness.

(2)	The Company used a discounted cash flow technique to estimate fair value, however due to the estimated holding period being less than twelve months, the impact of discounting was deemed immaterial.
During the remainder of 2012, the Company closed on the divestiture of the majority of land projects, as discussed below. As of January 31, 2013, the Company has $2,706,000 of remaining carrying value in land held for divestiture. Ongoing negotiations continued on the few remaining land projects.
During the year ended January 31, 2013, the Company recorded the land held for divestiture activity for fully consolidated land projects and those accounted for on the equity method of accounting on their own separate financial statement line items in the Consolidated Statements of Operations. These activities primarily represent sales of bulk land projects held for divestiture, the associated cost of sales, gain on extinguishment of debt on land held for divestiture and impairment of land held for divestiture.
The following table summarizes the net gain (loss) on land held for divestiture activities of consolidated entities:

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Sales of land held for divestiture	$74,150	$—	$—
Cost of sales of land held for divestiture	(56,247)	—	—
Gain on extinguishment of debt of land held for divestiture	4,373	—	—
Net gain on closed transactions of land held for divestiture	22,276	—	—
Impairment of land held for divestiture	(15,796)	(115,654)	—
Net gain (loss) on land held for divestiture activity	$6,480	$(115,654)	$—
The Company's strategic decision to divest of portion of its Land Development Group included certain land development projects accounted for on the equity method. During the customary due diligence in arriving at the strategic decision, the Company had in-depth interactions with industry consultants, brokers and other land owners. Based on the due diligence, it was apparent that land values for the residential housing market continued to deteriorate in the fourth quarter of 2011, specifically in the southwestern United States. The Company revised its assumptions used to arrive at the estimate of fair value, including future discounted cash flows, comparable sales prices and market discount rates by geographic region. As a result, the Company recorded an impairment charge of $41,902,000 during the year ended January 31, 2012.
During the three months ended July 31, 2012, the Company received an unsolicited offer to purchase its ownership interest in the remaining land parcels at Central Station. The Company evaluated the offer and made a decision to divest its equity method investment in Central Station as part of its formal land divestiture activities. The proposed sale would support the continued strategic efforts to focus on core rental products in core markets and delever its balance sheet and as a result, the Company signed a letter of intent. Based on the terms of the letter of intent, the Company recorded an impairment charge of approximately $17,000,000, which is included in impairment of investments in unconsolidated entities during the year ended January 31, 2013. The divestiture of Central Station, which closed during the three months ended January 31, 2013, had a sale price of $29,525,000.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During 2012, the Company continued to market its equity method ownership interest in a land project in Albuquerque, New Mexico to several potential buyers. Mesa del Sol is a large 3,000 acre development opportunity in the beginning stage of residential land development and is not expected to generate positive cash flow in the near-term due to the expected level of development expenditures needed to prepare the first phase of lots for sale. During the extensive marketing activities, there were few buyers that expressed interest in taking on the long-term development risk, and those that were, expected larger returns than previously estimated. As a result, based on these negotiations and other market information obtained from these potential buyers and other industry data, the Company updated its assumptions used in estimating the fair value of the investment, including discount rates, absorption rates and commercial and residential land pricing. Based on the updated valuation model, the Company recorded an additional impairment charge of approximately $15,000,000, which is included in impairment of investments in unconsolidated entities during the year ended January 31, 2013.
The following table summarizes the net loss on investments in unconsolidated entities which are part of the land divestiture strategy:

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Net loss on sales of land held for divestiture of unconsolidated entities	$(371)	$—	$—
Impairment of investments in unconsolidated entities	(40,406)	(41,902)	—
Net loss on land held for divestiture activity of unconsolidated entities	$(40,777)	$(41,902)	$—

M. Net Gain (Loss) on Disposition of Partial Interests in Rental Properties and Other Investment
The net gain (loss) on disposition of partial interests in rental properties and other investment is comprised of the following:

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
New York Retail Joint Venture	$—	$9,561	$—
Stonecrest Mall Joint Venture	—	5,849	—
Annex building adjacent to the Dallas Wilson Building	—	2,255	—
University Park Joint Venture	—	—	176,192
The Nets	—	—	55,112
Bernstein Joint Venture	—	—	29,342
Other transaction costs	—	—	(2,656)
	$—	$17,665	$257,990
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
For its 49% equity interests, the outside partner invested cash and assumed debt of $244,952,000, representing 49% of the nonrecourse mortgage debt on the 15 properties. As of January 31, 2012, the Company received proceeds of $178,286,000, primarily in the form of a loan. Based on the net amount of cash received, the outside partner’s minimum initial investment requirement of 20% was not met. As such, the transaction did not qualify for full gain recognition under accounting guidance related to real estate sales. Therefore, the installment method of gain recognition was applied, resulting in a net gain on disposition of partial interest in rental properties of $9,561,000 during the year ended January 31, 2012. As of January 31, 2013, the remaining gain of $114,465,000 continues to be deferred and is included in accounts payable, accrued expenses and other liabilities. Transaction costs totaling $11,776,000, of which, $5,779,000 relating to participation payments made to the ground lessors of two of the properties in accordance with the respective ground lease agreements did not qualify for deferral and were included in the calculation of the net gain on disposition of partial interests in rental properties recorded during the year ended January 31, 2012. The 15 properties are adequately capitalized and do not contain the characteristics of a VIE. Based on this and the substantive participating rights held by the outside partner with regards to the properties, the Company concluded it appropriate to deconsolidate the entities and account for them under the equity method of accounting.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

For its 49% equity interest, the outside partner assumed debt of $49,464,000, representing 49% of the nonrecourse mortgage debt on the property. In addition, the Company is entitled to receive up to $3,750,000 of contingent consideration, based on Stonecrest’s financial results as defined in the partnership agreement, none of which has been recognized through January 31, 2013. The transaction resulted in a gain on disposition of partial interests in rental property of $5,849,000 during the year ended January 31, 2012. The property is adequately capitalized and does not contain the characteristics of a VIE. Based on this and the substantive participating rights held by the outside partner with regards to the property, the Company concluded it appropriate to deconsolidate the entity and account for it under the equity method of accounting.
Annex building adjacent to the Dallas Wilson Building
On December 15, 2011, the Company sold an annex building containing eight units adjacent to the Dallas Wilson Building, an apartment building located in Dallas, Texas, for $2,800,000. The transaction resulted in a gain of $2,255,000 during the year ended January 31, 2012. The remaining 135 units of the Dallas Wilson Building are wholly-owned by the Company and will continue to be fully consolidated.
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
The Nets
On May 12, 2010, entities controlled by Mikhail Prokhorov (“MP Entities”) invested $223,000,000 and made certain funding commitments to acquire 80% of The Nets, 45% of Arena LLC, the entity that through its subsidiaries oversaw the construction of and has a long-term lease in the Barclays Center arena, and the right to purchase up to 20% of Atlantic Yards Development Company, LLC, which will develop non-arena real estate.
The transaction resulted in a change of controlling ownership interest in The Nets and a pre-tax net gain recognized by the Company of $55,112,000 ($31,437,000 after noncontrolling interest). This net gain is comprised of the gain on the transfer of ownership interest combined with the adjustment to fair value of the 20% retained noncontrolling interest.
In accordance with accounting guidance on real estate sales, the sale of 45% interest in Arena LLC was not deemed a culmination of the earning process since no cash was withdrawn; therefore the transaction does not have an earnings impact.
The MP Entities have the right to put their Arena LLC ownership interests to the Company during a four-month period following the ten-year anniversary of the completion of the Barclays Center arena for fair market value, as defined in the agreement. Due to the put option, the noncontrolling interest is redeemable and does not qualify as permanent equity. As a result, this amount is recorded as redeemable noncontrolling interest in the mezzanine section of the Company’s consolidated balance sheet and is reported at redemption value, which represents fair market value, on a recurring basis.
Net Sports and Entertainment, LLC (“NS&E”) has a similar right to put its noncontrolling interest in The Nets to the MP Entities at fair market value during the same time period as the MP Entities have their put right on Arena LLC.
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

N. Income Taxes
The income tax expense (benefit) related to continuing operations consists of the following:

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Current
Federal	$(52,755)	$(9,776)	$(3,694)
State	(6,039)	(140)	4,397
	(58,794)	(9,916)	703
Deferred
Federal	49,165	(41,259)	62,506
State	(1,575)	(12,511)	5,656
	47,590	(53,770)	68,162
Total income tax expense (benefit)	$(11,204)	$(63,686)	$68,865

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The effective tax rate for income taxes from continuing operations varies from the federal statutory rate of 35% due to the following items:

	Years Ended January 31,
	2013	2012	2011
	(dollars in thousands)
Earnings (loss) before income taxes	$(79,759)	$(109,185)	$196,327
Net gain on change in control of interests	6,766	—	—
Equity in earnings (loss) of unconsolidated entities, net of impairment	44,631	(61,039)	(30,194)
Less: Noncontrolling interests	1,506	(2,240)	(19,320)
Earnings (loss) from continuing operations, including noncontrolling interest, before income taxes	$(26,856)	$(172,464)	$146,813
Income taxes computed at the statutory rate	$(9,400)	$(60,362)	$51,385
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	(4,969)	(6,517)	4,997
State net operating loss, net of federal benefit	1,667	2,474	466
General Business Credits	(947)	446	(1,556)
Valuation allowance	(2,048)	(6,414)	(86)
Charitable contributions	2,628	2,204	4,040
Permanent adjustments	3,037	38	390
Conversion/Exchange of senior debt	—	3,780	10,274
Other items	(1,172)	665	(1,045)
Total income tax expense (benefit)	$(11,204)	$(63,686)	$68,865
Effective tax rate	41.72%	36.93%	46.91%
The components of the deferred income tax expense (benefit) for continuing operations are as follows:
Excess of tax over financial statement depreciation and amortization	$20,442	$17,227	$8,169
Costs on land and rental properties under development expensed for tax purposes	11,048	34,333	29,629
Revenues and expenses recognized in different periods for tax and financial statement purposes	50,214	(51,013)	30,679
Difference between tax and financial statements related to unconsolidated entities	207	(18,674)	(13,339)
Impairment of real estate and land held for divestiture	(16,178)	(40,346)	(1,133)
Deferred state taxes, net of federal benefit	986	(3,703)	1,556
Utilization of (addition to) tax loss carryforward excluding effect of stock options	(16,230)	10,974	13,066
Valuation allowance	(2,048)	(6,414)	(86)
General Business Credits	(947)	446	(1,556)
Alternative Minimum Tax credits	96	3,400	1,177
Deferred income tax expense (benefit)	$47,590	$(53,770)	$68,162
See Note V - Discontinued Operations and Gain (Loss) on Disposition of Rental Properties for disclosure of income taxes for discontinued operations.
The components of the deferred income tax liability are as follows:

	At January 31,
	Temporary Differences		Deferred Tax
	2013	2012	2013	2012
	(in thousands)
Depreciation	$493,489	$430,713	$191,390	$167,043
Capitalized costs	1,018,375	1,043,938	394,956	404,871
Tax loss carryforward	(161,758)	(115,385)	(56,615)	(40,385)
State loss carryforward, net of federal benefit	—	—	(23,974)	(25,473)
Valuation allowance	—	—	53,282	55,330
Federal tax credits and other carryforwards	—	—	(58,094)	(57,503)
Other comprehensive loss	(168,585)	(196,775)	(65,382)	(76,315)
Basis in unconsolidated entities	199,359	156,445	77,317	60,674
Other	(83,747)	(130,378)	(38,474)	(55,202)
Total	$1,297,133	$1,188,558	$474,406	$433,040
Income taxes paid were $296,000, $3,743,000 and $9,026,000 for the years ended January 31, 2013, 2012 and 2011, respectively. At January 31, 2013, the Company had a federal net operating loss carryforward for tax purposes of $212,271,000 that will expire in the years ending January 31, 2026 through January 31, 2033, a charitable contribution deduction carryforward of $27,326,000 that will expire in the years ending January 31, 2014 through January 31, 2018, General Business Credit carryovers of $21,159,000 that will expire in the years ending January 31, 2019 through January 31, 2033, and an alternative minimum tax (“AMT”) credit carryforward of $27,452,000 that is available until used to reduce federal tax to the AMT amount.

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
The Company applies the “with-and-without” methodology for recognizing excess tax benefits from the deduction of stock-based compensation. The net operating loss available for the tax return, as is noted in the paragraph above, is greater than the net operating loss available for the tax provision due to excess deductions from stock-based compensation reported on the return, as well as the impact of adjustments to the net operating loss under accounting guidance on accounting for uncertainty in income taxes. As of January 31, 2013, the Company has not recorded a net deferred tax asset of approximately $17,299,000 from excess stock-based compensation deductions taken on the tax return for which a benefit has not yet been recognized in the Company’s tax provision.

	At January 31,
	2013	2012
	(in thousands)
Deferred tax liabilities	$1,832,038	$1,802,841
Deferred tax assets	1,410,914	1,425,131
Less: valuation allowance (1)	(53,282)	(55,330)
	1,357,632	1,369,801
Net deferred tax liability	$474,406	$433,040

(1)	The valuation allowance is related to state net operating losses and bonus depreciation, general business credits and charitable contributions.
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
As of January 31, 2013 and 2012, the Company had unrecognized tax benefits of $584,000 and $788,000, respectively. The Company recognizes estimated interest payable on underpayments of income taxes and estimated penalties as components of income tax expense. As of January 31, 2013 and 2012, the Company had approximately $164,000 and $154,000, respectively, of accrued interest and penalties related to uncertain income tax positions. The Company recorded income tax expense (benefit) relating to interest and penalties on uncertain tax positions of $10,000, $54,000 and $(424,000) for the years ended January 31, 2013, 2012 and 2011, respectively.
The Company files a consolidated United States federal income tax return. Where applicable, the Company files combined income tax returns in various states and it files individual separate income tax returns in other states. The Company’s federal consolidated income tax returns for the year ended January 31, 2009 and subsequent years are subject to examination by the Internal Revenue Service. Certain of the Company’s state returns for the years ended January 31, 2003 through January 31, 2009 and all state returns for the year ended January 31, 2010 and subsequent years are subject to examination by various taxing authorities.
A reconciliation of the total amounts of the Company’s unrecognized tax benefits, exclusive of interest and penalties, is depicted in the following table:

	Unrecognized Tax Benefit
	January 31,
	2013	2012
	(in thousands)
Beginning balance, February 1	$788	$408
Gross increases (decreases) for tax positions of prior years	(107)	458
Gross increases for tax positions of current year	—	—
Settlements	(97)	—
Lapse of statutes of limitation	—	(78)
Unrecognized tax benefits balance at January 31, 2013 and 2012	$584	$788

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized as of January 31, 2013 and 2012, is $286,000 and $357,000, respectively. Based upon the Company’s assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will change from those recorded at January 31, 2013. Due to the reasons above, the entire $584,000 of unrecognized benefits could decrease during the next twelve months.

O. Segment Information
The following tables summarize financial data for the Company’s six reportable operating segments. All amounts are presented in thousands.

	January 31,
	2013	2012
	Identifiable Assets
Commercial Group	$7,127,228	$7,326,286
Residential Group	2,060,892	2,022,135
Arena	980,321	643,783
Land Development Group	246,873	352,248
The Nets	1,111	(3,836)
Corporate Activities	196,007	163,667
	$10,612,432	$10,504,283

	Years Ended January 31,			Years Ended January 31,
	2013	2012	2011	2013	2012	2011
	Revenues from Real Estate Operations			Operating Expenses
Commercial Group	$716,064	$705,565	$817,958	$388,412	$357,671	$386,497
Commercial Group Land Sales	45,999	54,363	24,742	5,286	9,731	19,970
Residential Group	269,637	245,701	202,366	188,591	174,280	132,373
Arena	48,353	1,569	1,251	49,175	12,536	8,302
Land Development Group	54,634	44,420	32,131	48,361	47,543	38,650
The Nets	—	—	—	—	—	—
Corporate Activities	—	—	—	52,450	52,585	47,030
	$1,134,687	$1,051,618	$1,078,448	$732,275	$654,346	$632,822

	Depreciation and Amortization Expense			Interest Expense
Commercial Group	$165,393	$155,848	$171,200	$185,175	$174,364	$220,093
Residential Group	52,882	51,199	51,779	19,000	29,490	18,725
Arena	8,888	—	—	(122)	(14,336)	(7,508)
Land Development Group	840	240	334	3,801	3,443	3,007
The Nets	—	—	—	—	—	—
Corporate Activities	1,658	1,514	1,769	61,375	56,838	63,884
	$229,661	$208,801	$225,082	$269,229	$249,799	$298,201

	Interest and Other Income			Capital Expenditures
Commercial Group	$14,730	$20,917	$22,716	$327,867	$355,598	$377,290
Residential Group	21,155	19,816	19,829	149,160	154,475	222,712
Arena	—	261	643	325,744	249,139	123,046
Land Development Group	9,866	10,838	9,162	190	558	—
The Nets	—	—	—	—	—	—
Corporate Activities	164	262	442	904	611	110
	$45,915	$52,094	$52,792	$803,865	$760,381	$723,158

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company uses a measure defined as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) to report its operating results. EBDT is a non-GAAP measure and is defined as net earnings excluding the following items at the Company’s proportional share: i) gain (loss) on disposition of rental properties, divisions and other investments (net of tax); ii) the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) non-cash charges for real estate depreciation, amortization, amortization of mortgage procurement costs: iv) deferred income taxes; v) preferred payment, which is classified as noncontrolling interest expense in the Company’s Consolidated Statements of Operations; vi) impairment of real estate (net of tax); vii) extraordinary items (net of tax); viii) cumulative or retrospective effect of change in accounting principle (net of tax); and ix) revisions of prior period financial statements.
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

(continued on next page)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Reconciliation of EBDT to Net Earnings (Loss) by Segment:

Year Ended January 31, 2013	Commercial Group	Residential Group	Arena	Land Development Group	The Nets	Corporate	Total
EBDT	$258,799	$130,535	$4,659	$10,812	$(4,672)	$(102,837)	$297,296
Depreciation and amortization – Real Estate Groups	(202,511)	(86,893)	(5,213)	(661)	—	—	(295,278)
Amortization of mortgage procurement costs – Real Estate Groups	(11,466)	(3,071)	(81)	(131)	—	—	(14,749)
Straight-line rent adjustment	15,324	(438)	138	—	—	—	15,024
Net gain on land held for divestiture activity	—	—	—	7,314	—	—	7,314
Net loss on land held for divestiture activity of unconsolidated entities	—	—	—	(40,777)	—	—	(40,777)
Gain on disposition of unconsolidated entities	16,107	34,959	—	—	—	—	51,066
Net gain on change in control of interests	4,064	—	—	—	—	—	4,064
Impairment of real estate	(30,660)	—	—	—	—	—	(30,660)
Impairment of unconsolidated real estate	—	—	—	(390)	—	—	(390)
Discontinued operations:
Depreciation and amortization – Real Estate Groups	(3,961)	(2,198)	—	—	—	—	(6,159)
Amortization of mortgage procurement costs – Real Estate Groups	(200)	(43)	—	—	—	—	(243)
Straight-line rent adjustment	135	—	—	—	—	—	135
Gain on disposition of rental properties	40,645	59,290	—	—	—	—	99,935
Impairment of real estate	(4,254)	—	—	—	—	—	(4,254)
Income tax expense:
Deferred income taxes	—	—	—	—	—	(29,472)	(29,472)
Current income taxes attributable to above dispositions	—	—	—	—	—	(16,427)	(16,427)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$82,022	$132,141	$(497)	$(23,833)	$(4,672)	$(148,736)	$36,425
Preferred dividends and inducements of preferred stock conversion	—	—	—	—	—	(32,129)	(32,129)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$82,022	$132,141	$(497)	$(23,833)	$(4,672)	$(180,865)	$4,296
Year Ended January 31, 2012
EBDT	$316,812	$100,924	$8,251	$8,541	$(26,814)	$(73,330)	$334,384
Depreciation and amortization – Real Estate Groups	(190,427)	(77,760)	—	(249)	—	—	(268,436)
Amortization of mortgage procurement costs – Real Estate Groups	(10,085)	(3,449)	—	(289)	—	—	(13,823)
Straight-line rent adjustment	6,125	255	(54)	—	—	—	6,326
Net loss on land held for divestiture activity	—	—	—	(115,411)	—	—	(115,411)
Net loss on land held for divestiture activity of unconsolidated entities	—	—	—	(41,902)	—	—	(41,902)
Preference payment	(1,732)	—	—	—	—	—	(1,732)
Gain on disposition of partial interests in rental properties	15,410	2,255	—	—	—	—	17,665
Gain on disposition of unconsolidated entities	—	12,567	—	—	—	—	12,567
Impairment of real estate	—	(235)	—	—	—	—	(235)
Impairment of unconsolidated real estate	(40,284)	—	—	—	—	—	(40,284)
Allowance for projects under development revision	700	300	—	—	—	—	1,000
Discontinued operations:
Depreciation and amortization – Real Estate Groups	(10,790)	(2,478)	—	—	—	—	(13,268)
Amortization of mortgage procurement costs – Real Estate Groups	(790)	(57)	—	—	—	—	(847)
Straight-line rent adjustment	882	—	—	—	—	—	882
Gain on disposition of rental properties	51,796	—	—	—	—	—	51,796
Impairment of real estate	(13,692)	—	—	—	—	—	(13,692)
Income tax benefit (expense):
Deferred income taxes	—	—	—	—	—	48,508	48,508
Current income taxes attributable to above dispositions	—	—	—	—	—	(49,984)	(49,984)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$123,925	$32,322	$8,197	$(149,310)	$(26,814)	$(74,806)	$(86,486)
Preferred dividends	—	—	—	—	—	(15,400)	(15,400)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$123,925	$32,322	$8,197	$(149,310)	$(26,814)	$(90,206)	$(101,886)
Year Ended January 31, 2011
EBDT	$272,705	$106,556	$4,775	$2,376	$9,651	$(86,188)	$309,875
Depreciation and amortization – Real Estate Groups	(192,592)	(73,479)	—	(264)	—	—	(266,335)
Amortization of mortgage procurement costs – Real Estate Groups	(10,026)	(2,511)	—	(273)	—	—	(12,810)
Deferred taxes – Real Estate Groups	(11,260)	(2,980)	—	(591)	—	(19,095)	(33,926)
Straight-line rent adjustment	11,620	522	(49)	(8)	—	—	12,085
Preference payment	(2,341)	—	—	—	—	—	(2,341)
Gain on disposition of partial interests in rental properties, net of tax	106,943	18,083	—	—	—	—	125,026
Gain on disposition of unconsolidated entities, net of tax	3,436	10,926	—	—	—	—	14,362
Impairment of real estate, net of tax	(964)	—	—	(1,016)	—	—	(1,980)
Impairment of unconsolidated entities, net of tax	(30,115)	—	—	(13,817)	—	—	(43,932)
Allowance for projects under development revision	(700)	(300)	—	—	—	—	(1,000)
Discontinued operations, net of tax:
Depreciation and amortization – Real Estate Groups	(16,944)	(2,763)	—	—	—	—	(19,707)
Amortization of mortgage procurement costs – Real Estate Groups	(1,461)	(70)	—	—	—	—	(1,531)
Deferred taxes – Real Estate Groups	(3,409)	(422)	—	—	—	—	(3,831)
Straight-line rent adjustment	6,075	—	—	—	—	—	6,075
Gain on disposition of rental properties	26,899	1,099	—	—	—	—	27,998
Impairment of real estate	(49,980)	—	—	—	—	—	(49,980)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$107,886	$54,661	$4,726	$(13,593)	$9,651	$(105,283)	$58,048
Preferred dividends	—	—	—	—	—	(11,807)	(11,807)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$107,886	$54,661	$4,726	$(13,593)	$9,651	$(117,090)	$46,241

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

P. Leases
The following tables include all lease obligations of the Company.
The Company as Lessor
The following table summarizes the minimum future rental income to be received on non-cancelable operating leases of commercial properties that generally extend for periods of more than one year.

Years Ending January 31,
(in thousands)
2014	$504,724
2015	483,339
2016	453,260
2017	422,265
2018	385,618
Later years	2,115,698
$4,364,904
Most of the commercial leases include provisions for reimbursements of other charges including real estate taxes, utilities and operating costs which are included in revenues from real estate operations. The following table summarizes total reimbursements.

Years Ended January 31,
(in thousands)
2013	$154,927
2012	$159,376
2011	$202,183
The Company as Lessee
The Company is a lessee under various operating leasing arrangements for real property and equipment. The most significant of these involve ground leases which expire between the years 2013 and 2100, excluding optional renewal periods. The Company is subject to participation payments under certain of its ground leases, the most significant of which are in New York City. These payments are triggered by defined events within the respective lease agreements and the timing and future amounts are not determinable by the Company.
Minimum fixed rental payments under long-term leases (over one year) in effect at January 31, 2013 are as follows.

Years Ending January 31,
(in thousands)
2014	$9,779
2015	8,522
2016	7,862
2017	7,481
2018	3,418
Later years	53,292
$90,354
The following table summarizes rent expense.

Years Ended January 31,
(in thousands)
2013	$9,247
2012	$8,313
2011	$18,976

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Q. Commitments and Contingencies
The Company has various guarantees, including indirect guarantees of indebtedness of others. The Company believes the risk of payment under these guarantees, as described below, is remote and, to date, no payments have been made under these guarantees.
As of January 31, 2013, the Company had outstanding letters of credit of $67,456,000. The maximum potential amount of future payments on the letters of credit the Company could be required to make is the total amount noted above.
The Company has entered into certain partnerships whereby the outside investment partner is allocated certain tax credits. These partnerships typically require the Company to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive or the loss of allocated tax credits and tax losses. At January 31, 2013, the maximum potential payment under these tax indemnity guarantees was approximately $158,442,000. The Company believes that all necessary requirements for qualifications for such tax credits have been and will continue to be met and that the Company’s investment partners will be able to receive expense allocations associated with the properties. The Company does not expect to make any payments under these guarantees.
The Company’s mortgage loans are nonrecourse; however, in some cases, lenders carve out certain items from the nonrecourse provisions. These carve-out items enable the lenders to seek recourse if the Company or the joint venture engages in certain acts as defined in the respective agreements such as commit fraud, intentionally misapply funds, or intentionally misrepresent facts. The Company has also provided certain environmental guarantees. Under these environmental remediation guarantees, the Company must remediate any hazardous materials brought onto the property in violation of environmental laws. The maximum potential amount of future payments that the Company could be required to make on the environmental guarantees is limited to the actual losses suffered or actual remediation costs incurred. A portion of these carve-outs and guarantees have been made on behalf of joint ventures and the Company believes any liability would not exceed its partners’ share of the outstanding principal balance of the loans in which these carve-outs and environmental guarantees have been made. At January 31, 2013, the outstanding balance of the partners’ share of these loans was approximately $861,333,000. The Company believes the risk of payment on the carve-out guarantees is mitigated, in most cases, by the fact that the Company manages the property, and in the event the Company’s partner violated one of the carve-out items, the Company would seek recovery from its partner for any payments the Company would make. Additionally, the Company further mitigates its exposure through environmental insurance and other types of insurance coverage.
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
The Company customarily guarantees lien-free completion of projects under construction. Upon completion as defined, the guarantees are released. The Company currently provides the following completion guarantees on its completed projects and projects under construction and development (including unconsolidated properties):

	Total Costs	Percent Completed
	(dollars in thousands)
At January 31, 2013
Openings and acquisitions	$2,281,145	96%
Under construction	666,683	25%
Total Real Estate	$2,947,828	80%
Additionally, the Company has provided a guaranty of payment, performance and completion of certain obligations associated with certain Military Housing Privatization Initiative (“MHPI”) projects. These guarantees do not include a guaranty of available MHPI project sources and the Company cannot be compelled to replace a deficiency in available sources. In the event the guaranty were called upon, any money advanced by the Company would be replaced by appropriate sources available within the MHPI project. Inclusive of the available MHPI project sources, the Company believes its maximum net exposure to be $284,180,000 at January 31, 2013. Currently, the Company anticipates further MHPI project sources will cover this maximum exposure and future advances by the Company will not be required.
In addition to what is stated above, the Company has guaranteed the lender the lien free completion of certain horizontal infrastructure associated with certain land development projects. The maximum amount due by the Company under these completion guarantees is limited to $40,928,000.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company is also involved in certain claims and litigation related to its operations and development. Based on the facts known at this time, management has consulted with legal counsel and is of the opinion that the ultimate outcome of all such claims and litigation will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
In connection with the Company’s (through its subsidiary NS&E) August 2004 purchase of The Nets and its May 12, 2010 sale of an 80% interest in The Nets, the Company, certain subsidiaries and certain members have provided an indemnity guarantee to the NBA for any losses arising from the transaction, including the relocation of the team. The Company’s indemnity is effective as long as the Company owns an interest in the team. The indemnification provisions are standard provisions that are required by the NBA. The Company and the other indemnifying parties have insurance coverage of $100,000,000 in connection with this indemnity. The Company evaluated the indemnity guarantee and determined that the fair value of the Company’s known liability for its obligations under the guarantee was not material.
Certain ground leases include provisions requiring the Company to indemnify the ground lessor against claims or damages occurring on or about the leased property during the term of the ground lease. These indemnities generally were entered into prior to the effective date of accounting guidance related to guarantees; therefore, they have not been recorded in the Company’s consolidated financial statements at January 31, 2013. The maximum potential amount of future payments the Company could be required to make is limited to the actual losses suffered. The Company mitigates its exposure to loss related to these indemnities through insurance coverage.
The Company is party to an easement agreement under which it has agreed to indemnify a third party for any claims or damages arising from the use of the easement area in one of its development projects, unless such claims or damages arise from the gross negligence or willful misconduct of such third party. The Company mitigates its exposure to loss related to the easement agreement through insurance coverage.

R. Stock-Based Compensation
The Company’s 1994 Stock Plan (the “Plan”) permits the award of Class A stock options, restricted shares, performance shares and other equity awards to key employees and nonemployee directors of the Company. The aggregate maximum number of shares that may be issued under the Plan is 16,750,000 for all types of awards including 5,400,000 for restricted shares and performance shares.
As of January 31, 2013, the total number of shares available for granting of all types of awards was 3,290,529, of which 1,690,034 may be restricted shares or performance shares. The maximum annual award to an individual is 400,000 stock options, 225,000 restricted shares and 100,000 performance shares. Stock options have a maximum term of 10 years and are awarded with an exercise price at least equal to the market value of the stock on the date of grant. Class A common stock issued upon the exercise of stock options may be issued out of authorized and unissued shares or treasury stock. The Plan, which is administered by the Compensation Committee of the Board of Directors, does not allow the reduction of option prices without shareholder approval, except for the anti-dilution adjustments permitted by the Plan. The Company has not amended the terms of any previously issued equity award. All outstanding stock options have an exercise price equal to the fair market value of the underlying stock at the date of grant, a 10-year term, and graded vesting over three to four years. All outstanding restricted shares have graded vesting over three to four years.
The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Stock option costs	$3,101	$2,606	$6,085
Restricted stock costs	10,324	9,979	8,846
Performance share costs	1,326	—	—
Total stock-based compensation costs	14,751	12,585	14,931
Less amount capitalized into qualifying real estate projects	(5,396)	(4,935)	(6,962)
Amount charged to operating expenses	9,355	7,650	7,969
Depreciation expense on capitalized stock-based compensation	827	1,246	602
Total stock-based compensation expense	$10,182	$8,896	$8,571
Deferred income tax benefit	$3,671	$3,184	$2,935
The amount of stock-based compensation expensed at the date of grant for awards granted to retirement-eligible grantees during the years ended January 31, 2013, 2012 and 2011 were $726,000, $1,022,000 and $1,136,000, respectively. During the year ended January 31, 2012, previously recorded stock option costs in the amount of $1,622,000, most of which was previously capitalized into real estate projects, were reversed to reflect actual forfeitures in excess of estimated forfeitures.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The accounting guidance for share-based payment requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options or shares (excess tax benefits) to be classified as financing cash flows in the Consolidated Statements of Cash Flows. The Company records excess tax benefits only if the excess tax deductions reduce taxes payable computed on a with-and-without basis. There were no excess tax benefits recorded under this accounting guidance and classified as financing cash flows for the years ended January 31, 2013, 2012 and 2011.
Stock Options
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted during the respective years.

	Years Ended January 31,
	2013	2012	2011
Risk-free interest rate	1.10%	2.61%	2.79%
Expected volatility	74.10%	72.40%	71.51%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	5.5	5.5	5.5
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
The following table provides a summary of stock option activity for the year ended January 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value (in thousands)
Outstanding at January 31, 2012	4,422,243	$34.53
Granted	281,828	$14.74
Exercised	(553,818)	$15.11
Forfeited/expired	(165,756)	$39.50
Outstanding at January 31, 2013	3,984,497	$35.62	4.90	$3,313
Options exercisable (fully vested) at January 31, 2013	2,917,569	$42.95	3.76	$1,556
The weighted average grant-date fair value of stock options granted during the years ended January 31, 2013, 2012 and 2011 was $9.24, $11.20 and $9.99, respectively. The total intrinsic value of stock options exercised during the years ended January 31, 2013, 2012 and 2011 was $954,000, $84,000 and $389,000, respectively. Cash received from stock options exercised during the years ended January 31, 2013, 2012 and 2011 was $8,368,000, $195,000 and $2,621,000, respectively. There was no income tax benefit realized as a reduction of income taxes payable from stock options exercised during the years ended January 31, 2013, 2012 and 2011. At January 31, 2013, there was $4,206,000 of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.29 years.
Restricted Stock
The following table provides a summary of restricted stock activity for the year ended January 31, 2013:

	Shares	Weighted Average Grant-Date Fair Value
Unvested shares at January 31, 2012	1,895,025	$16.02
Granted	791,432	$14.75
Vested	(519,036)	$17.83
Forfeited	(51,357)	$15.10
Unvested shares at January 31, 2013	2,116,064	$15.06

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Restricted stock represents a grant of Class A common stock to key employees and nonemployee directors subject to restrictions on disposition, transferability and risk of forfeiture, while having the rights to vote the shares and receive dividends. The restrictions generally lapse on the second, third and fourth anniversary of the date of grant. Grants that have graded vesting over three years lapse one-third on each anniversary of the date of grant. Restricted shares subject to the restrictions mentioned above are considered to be nonvested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. At January 31, 2013, all unvested shares of restricted stock were excluded from issued and outstanding shares of Class A common stock in the accompanying consolidated financial statements.
The weighted average grant-date fair value of restricted stock granted during the years ended January 31, 2013, 2012 and 2011 was $14.75, $17.72 and $15.89, respectively. The total fair value of shares that vested during the years ended January 31, 2013, 2012 and 2011 was $9,156,000, $8,503,000 and $8,821,000, respectively. At January 31, 2013, there was $17,822,000 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 2.50 years.
In connection with the vesting of restricted stock during the years ended January 31, 2013, 2012 and 2011, the Company repurchased into treasury 129,568 shares, 90,104 shares and 54,732 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $1,963,000, $1,670,000 and $786,000, respectively.
Performance Shares
Performance shares may be granted to selected executives and the vesting of the shares is contingent upon meeting management objectives established by the Compensation Committee of the Board of Directors. The management objectives may be company-wide or business unit performance goals and may include market conditions and service requirements. The performance period may not be less than one year. Performance shares will generally be granted at target levels and the ultimate number of shares earned will depend upon the degree performance goals are met at the end of the performance period. The fair value of performance shares that do not have a market condition are based on the closing price of the underlying stock on the date of grant and recorded as stock-based compensation cost over the requisite service period. If the performance goals are not met or below target, then any related recognized compensation costs will be reversed. If the performance goals are exceeded, additional compensation costs will be recorded, as applicable, up to the maximum specified in the grant. The fair value of performance shares that have a market condition is based on a Monte Carlo simulation and is recorded as stock-based compensation cost over the requisite service period. The cost is recognized even if the market condition is not satisfied, provided the service requirement is met.
In 2008, the Company granted 172,609 performance shares to selected key executives having a grant-date fair value of $36.38 per share. The performance period was May 1, 2008 to January 31, 2012. The performance goals were not satisfied. The cost of the grant was not recognized and the performance shares were canceled.
In April 2012, the Company granted 301,954 performance shares to selected key executives having a grant-date fair value of $20.74 per share. The performance shares vest if performance goals are achieved during the period from February 2012 to December 2015. The performance shares have a market condition and service requirement and the fair value was computed using a Monte Carlo simulation. The performance shares were granted at target levels and the ultimate number of shares earned range from 0% to 200% depending upon the degree the performance goals are met.
The following table provides a summary of the performance share activity for the year ended January 31, 2013:

	Shares	Weighted Average Grant-Date Fair Value
Unvested shares at January 31, 2012	—	$—
Granted	301,954	$20.74
Vested	—	$—
Forfeited	(6,617)	$20.74
Unvested shares at January 31, 2013	295,337	$20.74
The range of performance shares that can be earned as of January 31, 2013 is as follows:

PEFORMANCE PERIOD	Minimum Shares	Target Shares	Maximum Shares
February 1, 2012 to December 31, 2015	—	295,337	590,674
At January 31, 2013, there was $4,642,000 of unrecognized compensation costs related to unvested performances shares.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

S. Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic EPS. The Class A Common Units, which are reflected as noncontrolling interests in the Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders.
The Class A Common Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with a put or conversion of the 2014 Senior Notes, 2016 Senior Notes, 2018 Senior Notes and Series A preferred stock are included in the computation of diluted EPS using the if-converted method. The loss from continuing operations attributable to Forest City Enterprises, Inc. for the years ended January 31, 2013 and 2012 were allocated solely to holders of common stock as the participating security holders do not share in the losses.
The reconciliation of the amounts used in the basic and diluted EPS computations is shown in the following table:

	Years Ended January 31,
	2013	2012	2011
Numerators (in thousands)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc.	$(15,652)	$(108,778)	$77,948
Preferred dividends and inducements of preferred stock conversions	(32,129)	(15,400)	(11,807)
Undistributed earnings allocated to participating securities	—	—	(2,119)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Basic	(47,781)	(124,178)	64,022
Undistributed earnings allocated to participating securities	—	—	2,119
Interest on convertible debt	—	—	4,438
Preferred distribution on Class A Common Units	—	—	1,433
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Diluted	$(47,781)	$(124,178)	$72,012
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$36,425	$(86,486)	$58,048
Preferred dividends and inducements of preferred stock conversions	(32,129)	(15,400)	(11,807)
Undistributed earnings allocated to participating securities	(1,697)	—	(1,501)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Basic	2,599	(101,886)	44,740
Undistributed earnings allocated to participating securities	—	—	1,501
Interest on convertible debt	—	—	4,438
Preferred distribution on Class A Common Units	—	—	1,433
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Diluted	$2,599	$(101,886)	$52,112
Denominators
Weighted average shares outstanding - Basic	172,621,723	168,170,650	155,485,243
Effect of stock options and restricted stock	—	—	550,730
Effect of convertible debt	—	—	13,755,158
Effect of convertible Class A Common Units	—	—	3,646,755
Weighted average shares outstanding - Diluted (1)	172,621,723	168,170,650	173,437,886
Earnings Per Share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Basic	$(0.28)	$(0.74)	$0.41
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Diluted	$(0.28)	$(0.74)	$0.42
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Basic	$0.02	$(0.61)	$0.29
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Diluted (2)	$0.02	$(0.61)	$0.30

(1)
Incremental shares from dilutive options, restricted stock and convertible securities aggregating 49,642,605 and 45,856,959 for the years ended January 31, 2013 and 2012, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive due to loss from continuing operations. Weighted-average shares issuable upon the conversion of preferred stock and 2016 Senior Notes aggregating 27,471,380 for the year ended January 31, 2011 were not included in the computation of diluted EPS because their effect is anti-dilutive under the if-converted method. Weighted-average options, restricted stock and performance shares of 4,105,670, 4,222,955 and 4,447,652 for the years ended January 31, 2013, 2012 and 2011, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive under the treasury stock method.

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
The impairments recorded during the years ended January 31, 2013, 2012 and 2011 represent write-downs to estimated fair value due to a change in events, such as a change in strategy for certain assets, bona fide third-party purchase offers or changes in certain assumptions, including estimated holding periods and current market conditions and the impact of these assumptions to the properties’ estimated future cash flows.
The following table summarizes the Company’s impairment of real estate included in continuing operations.

		Years Ended January 31,
		2013	2012	2011
		(in thousands)
Halle Building (Office Building)	Cleveland, Ohio	$30,200	$—	$—
Development property at Waterfront Station	Washington, D.C.	—	—	3,103
Other		460	235	1,660
		$30,660	$235	$4,763
During 2012, preliminary negotiations with a potential tenant to lease a majority of the Halle Building were discontinued by the Company, as the Company was unwilling to invest the significant amount of capital necessary to execute the proposed lease. As a result, the Company began evaluating several long-term strategies for the building, as it has below average occupancy, has continued to lose tenants in 2012 and requires significant capital investment. The strategies considered included a near-term disposition of the asset in its current state, investing significant capital to re-tenant the space and hold on a long term basis, or invest additional capital to position the asset for sale, which may increase the sales price. The Company determined it is not likely to invest any significant additional capital and would pursue the repositioning of the asset for redevelopment through a joint venture or exploration of an outright sale. The change in strategy reduced the long-term hold probability and our estimated probability weighted undiscounted cash flows no longer exceed the carrying value of the asset requiring the Company to adjust the carrying value to its estimated fair value of $10,500,000. As such, the Company has recorded an impairment charge of $30,200,000 during the year ended January 31, 2013.
In addition, the Company had impairments related to consolidated real estate assets that were disposed of during the periods presented. The following table summarizes the Company’s impairment of real estate included in discontinued operations.

		Years Ended January 31,
		2013	2012	2011
		(in thousands)
Investment in triple net lease retail property	Portage, Michigan	$2,263	$3,435	$—
White Oak Village (Specialty Retail Center)	Richmond, Virginia	1,566	—	—
250 Huron (Office Building)	Cleveland, Ohio	—	10,257	2,040
Simi Valley Town Center (Regional Mall)	Simi Valley, California	—	—	76,962
Investment in triple net lease retail property	Pueblo, Colorado	—	—	2,641
Other		425	—	—
		$4,254	$13,692	$81,643

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In 2008, 250 Huron was vacated by its single tenant that occupied the entire building. A lease termination payment received by the Company was placed into escrow for the purpose of servicing the nonrecourse mortgage debt until new tenants for the building could be obtained. During 2010, the Company entered into an option to sell the building at a sales price that was below the carrying value, resulting in an impairment charge of $2,040,000 during the year ended January 31, 2011. Unable to obtain the necessary lender approval for the purchaser to assume the nonrecourse mortgage debt, the option to sell expired in August 2011. Subsequently, the Company received a notice of default from the loan servicer. As a result, the Company no longer intended to hold the property long term and dramatically shortened its estimated holding period. This reduced estimate of future undiscounted cash flows was not sufficient to recover the carrying value of the asset, resulting in an impairment charge of $10,257,000 during the year ended January 31, 2012. The impairment, which was recorded prior to the ultimate disposition, resulted in the carrying value of the real estate being less than the nonrecourse mortgage. During December 2011, the lender sold the nonrecourse mortgage debt to a third party with whom the Company entered into negotiations to transfer the property to in full satisfaction of the outstanding nonrecourse mortgage debt balance. During January 2012, the Company transferred the property to the new nonrecourse mortgage debt holder in full satisfaction of the debt. As a result, the Company recorded a gain on disposition of $9,428,000 for the year ended January 31, 2012. Upon disposition, the Company reclassified all revenues and expenses, as well as the gain, to discontinued operations.
Occupancy levels and estimated future cash flows were significantly decreasing during 2010 at Simi Valley Town Center due to the consolidation of two anchor stores at the property, greater competition than originally anticipated and the general economic downturn. The Company had ongoing discussions with the mortgage lender regarding the performance of the property and the expectation that it would be unable to generate sufficient cash flow to cover the debt service of the nonrecourse mortgage note. During the year ended January 31, 2011, the mortgage lender determined it wanted to exit the investment by selling the nonrecourse mortgage note and the Company agreed to transfer the property to the purchaser of the nonrecourse mortgage upon a sale. Based on these events and changes in circumstances, the Company dramatically shortened its estimated asset holding period. As a result, estimated future undiscounted cash flows were not sufficient to recover the carrying value and the asset was recorded at its estimated fair value, resulting in an impairment charge of $76,962,000 during the year ended January 31, 2011. The impairment, which was recorded prior to the ultimate disposition in December 2010, resulted in the carrying value of the real estate being less than the nonrecourse mortgage. As a result, upon disposition, the Company recorded a gain of $46,802,000 for the year ended January 31, 2011. Upon disposition, the Company reclassified all revenues and expenses, as well as the gain, to discontinued operations.
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
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the non-recurring impairment of real estate (including discontinued operations) for the year ended January 31, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value January 31, 2013	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
Impairment of real estate	$83,193	Indicative Bids	Indicative Bids	N/A (1)
Impairment of real estate	10,500	Discounted Cash Flow	Discount Rate	10.0%

(1)	These fair value measurements were derived from five bona fide purchase offers from third party prospective buyers, subject to the Company’s corroboration for reasonableness.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the Company’s impairment of unconsolidated entities.

		Years Ended January 31,
		2013	2012	2011
		(in thousands)
Specialty Retail Centers:
Village at Gulfstream Park	Hallandale Beach, Florida	$—	$35,674	$35,000
Metreon	San Francisco, California	—	—	4,595
Commercial land and development rights	Cleveland, Ohio	—	4,610	—
Four Museum Park properties at Central Station	Chicago, Illinois	—	—	18,311
Office Buildings:
818 Mission Street	San Francisco, California	—	—	4,018
Bulletin Building	San Francisco, California	—	—	3,543
Other		390	—	6,992
		$390	$40,284	$72,459
The impairments recorded during the years ended January 31, 2012 and 2011 at Village at Gulfstream Park represent other-than-temporary impairments in the Company’s equity method investment. The specialty retail center was fully opened in February 2010 and was leased during the general economic downturn, which resulted in a longer initial lease up period than originally projected and increased rent concessions to the existing tenant base. Based on these conditions, management revised its estimate of future discounted cash flows, which are a key component in estimating fair value, resulting in an impairment charge of $35,000,000 during the year ended January 31, 2011. During the year ended January 31, 2012, the general economic conditions continued to negatively impact the operating results at the specialty retail center. The specialty retail center continued to experience a slower than anticipated lease-up period and had not reached the expected level of cash flows used in previous estimates of fair value. Based on these conditions, management revised its estimate of future discounted cash flows downward. As a result, the Company’s equity method investment was recorded at its estimated fair value, resulting in an additional impairment charge of $35,674,000 during the year ended January 31, 2012. During the year ended January 31, 2013, the Company disposed of its equity method investment in Village at Gulfstream Park.
The impairments recorded during the year ended January 31, 2011 at Central Station, a mixed-use land development project in Chicago, Illinois, represent other-than-temporary impairments in the Company’s investments of four unconsolidated entities that hold investments in certain condominium buildings. Due to the continued price deterioration of the Chicago condominium market, the Company made a strategic business decision during the year ended January 31, 2011 to rent some of the condominium units. This decision combined with other changes in circumstances resulted in a reduction of estimated discounted cash flows expected from these entities, which are a key component in the associated fair value estimates. As a result, the investments in the unconsolidated entities were recorded at these reduced estimated fair values as of January 31, 2011, resulting in the impairment charges during the year ended January 31, 2011.
Write-Off of Abandoned Development Projects
On a quarterly basis, the Company reviews each project under development to determine whether it is probable the project will be developed. If management determines that the project will not be developed, project costs are written off as an abandoned development project cost. The Company abandons certain projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or third party challenges related to entitlements or public financing. The Company wrote off abandoned development projects of $26,850,000, $8,838,000 and $9,195,000 for the years ended January 31, 2013, 2012 and 2011, respectively.

U. Gain (Loss) on Extinguishment of Debt
For the years ended January 31, 2013, 2012 and 2011, the Company recorded $7,096,000, $9,590,000 and $(21,035,000), respectively, as gain (loss) on extinguishment of debt. The amount for 2012 primarily relates to a gain on extinguishment of nonrecourse mortgage debt of $9,425,000 at Terminal Tower, an office building in Cleveland, Ohio.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Also, during the year ended January 31, 2013, the Company closed on a transaction involving a defaulted nonrecourse mortgage which had a carrying value of $73,500,000 at January 31, 2012. The nonrecourse mortgage consisted of a promissory note ("A note") that was subject to a subordinated participation ("B note"). During 2012, the B note holder bought out the A note holder's interest and became the sole holder of the entire nonrecourse mortgage. Concurrent with this transaction, the B note holder applied restricted cash, which represented accumulated cash flow swept and retained by the loan servicer, of approximately $12,300,000 to the outstanding principal balance and the Company signed a forbearance agreement that included a further reduction of the outstanding principal balance to $40,000,000. The new lender has agreed to not continue to prosecute the foreclosure proceedings for two years as long as the Company complies with the terms of the forbearance agreement. The forbearance agreement increases the interest rate to 9% per annum and requires a participation payment in the amount equal to 50% of any net proceeds, as defined in the forbearance agreement, in excess of $40,000,000 in the event the Company sells the property during the two-year forbearance period. Under the accounting guidance for troubled debt restructuring, no gain was recorded on the transaction and all amounts paid to the lender for interest, principal or applicable participation fees during the two-year forbearance period will be applied to reduce the carrying value of the liability. Upon the ultimate settlement of the nonrecourse mortgage, a gain will be recognized in an amount equal to the then carrying value of the liability in excess of $40,000,000.
The amounts for the year ended January 31, 2012 include gains of $15,101,000 on extinguishment of nonrecourse mortgage debt at a mixed-use development project located in Las Vegas, Nevada, and $5,329,000 related to the early extinguishment of Urban Development Action Grant loans on Avenue at Tower City Center, a specialty retail center located in Cleveland, Ohio. These gains were offset by a non-tax deductible loss of $10,800,000 related to the exchange of a portion of the 2016 Senior Notes for Class A common stock. The amounts for the year ended January 31, 2011 include a $31,689,000 loss related to the exchange of a portion of the Company’s 2016 Senior Notes for Class A common stock, offset by a $2,472,000 gain on early extinguishment of nonrecourse mortgage debt at Botanica on the Green and Crescent Flats, apartment communities located in Denver, Colorado, a $6,297,000 gain related to the exchange of a portion of the 2011, 2015 and 2017 Senior Notes for Series A preferred stock and a $1,896,000 gain on the early extinguishment of a portion of the 2011 and 2017 Senior Notes.

V. Discontinued Operations and Gain (Loss) on Disposition of Rental Properties
The following table lists rental properties included in discontinued operations:

Property	Location	Square Feet/ Number of Units	Period Disposed	Year Ended 1/31/13	Year Ended 1/31/12	Year Ended 1/31/11
Commercial Group:
Fairmont Plaza	San Jose, California	335,000 square feet	Q4-2012	Yes	Yes	Yes
White Oak Village	Richmond, Virginia	843,000 square feet	Q3-2012	Yes	Yes	Yes
Quebec Square	Denver, Colorado	739,000 square feet	Q1-2012	Yes	Yes	Yes
Ritz-Carlton hotel	Cleveland, Ohio	206 rooms	Q4-2011	—	Yes	Yes
250 Huron	Cleveland, Ohio	119,000 square feet	Q4-2011	—	Yes	Yes
Waterfront Station – East 4th & West 4th Buildings	Washington, D.C.	631,000 square feet	Q2-2011	—	Yes	Yes
Charleston Marriott hotel	Charleston, West Virginia	352 rooms	Q1-2011	—	Yes	Yes
Simi Valley Town Center	Simi Valley, California	612,000 square feet	Q4-2010	—	—	Yes
Saddle Rock Village	Aurora, Colorado	294,000 square feet	Q3-2010	—	—	Yes
Six triple net lease properties	Various	487,000 square feet	Various (1)	Yes	Yes	Yes
Residential Group:
Emerald Palms	Miami, Florida	505 units	Q4-2012	Yes	Yes	Yes
Southfield	Whitemarsh, Maryland	212 units	Q3-2012	Yes	Yes	Yes
101 San Fernando	San Jose, California	323 units	Q2-2010	—	—	Yes

(1)	Includes three triple net lease properties disposed of during Q3-2012, two triple net lease properties disposed of during Q2-2012 and one triple net lease property disposed of during Q4-2010.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the operating results related to discontinued operations:

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Revenues from real estate operations	$26,456	$67,458	$117,193
Expenses
Operating expenses	11,733	34,784	61,498
Depreciation and amortization	6,159	14,139	22,935
Impairment of real estate	4,254	13,692	81,643
	22,146	62,615	166,076

Interest expense	(7,262)	(14,175)	(22,969)
Amortization of mortgage procurement costs	(243)	(1,257)	(2,611)
Loss of extinguishment of debt	(464)	—	—

Interest income	20	22	40
Gain on disposition of rental properties	100,900	133,554	51,303
Earnings (loss) before income taxes	97,261	122,987	(23,120)
Income tax expense (benefit)	43,832	17,017	(11,250)
Earnings (loss) from discontinued operations	53,429	105,970	(11,870)
Noncontrolling interests
Gain on disposition of rental properties	965	81,758	4,211
Operating earnings from rental properties	387	1,920	3,819
	1,352	83,678	8,030
Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc.	$52,077	$22,292	$(19,900)
The following table summarizes the pre-tax gain (loss) on disposition of rental properties:

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Apartment Communities:
Emerald Palms	$45,845	$—	$—
Southfield	13,445	—	—
101 San Fernando	—	—	6,204
Office Buildings:
Fairmont Plaza	26,877	—	—
Waterfront Station – East 4th & West 4th Buildings	—	111,738	—
250 Huron	—	9,428	—
Specialty Retail Centers:
Quebec Square	8,879	—	—
White Oak Village	(714)	—	—
Saddle Rock Village	—	—	(1,428)
Triple net lease properties	6,568	—	(275)
Hotels:
Charleston Marriott	—	9,957	—
Ritz-Carlton	—	2,431	—
Simi Valley Town Center (Regional Mall)	—	—	46,802
	$100,900	$133,554	$51,303

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

W. Class A Common Units
Master Contribution Agreement
The Company and certain of its affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of the Company, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) on August 14, 2006. Pursuant to the Master Contribution Agreement, on November 8, 2006, the Company issued Class A Common Units (“Units”) in a jointly-owned limited liability company to the BCR Entities in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. The Company accounted for the issuance of the Units in exchange for the noncontrolling interests under the purchase method of accounting. The Units may be exchanged for one of the following forms of consideration at the Company’s sole discretion: (i) an equal number of shares of the Company’s Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of the Company’s Class A common stock. The Company has no rights to redeem or repurchase the Units. At January 31, 2013 and 2012, 3,646,755 Units were outstanding. The carrying value of the Units of $186,021,000 is included as noncontrolling interests at January 31, 2013 and 2012.
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
In accordance with the terms of the Tax Protection Agreement, the Company made no payments to the BCR Entities for tax indemnification during the year ended January 31, 2013. During the years ended January 31, 2012 and January 31, 2011, the Company paid the BCR Entities $1,074,000 and $1,695,000 for tax indemnification.
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
The consideration exchanged by the Company for the BCR Entities’ interest in the two development projects has been accounted for under the purchase method of accounting. Pursuant to the agreements, the BCR Entities received an initial cash amount of $49,249,000. The Company calculated the net present value of the remaining payments over the 15 year period using a discounted interest rate. This initial discounted amount of $56,495,000 was recorded in accounts payable, accrued expenses and other liabilities and will be accreted up to the total liability through interest expense over the 15 year period using the effective interest method.

X. Capital Stock
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
On May 5, 2011 and January 27, 2011, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2016 Senior Notes to exchange such notes for shares of the Company’s Class A common stock as described in Note H – Senior and Subordinated Debt. As part of the exchange, the Company issued 13,218,332 shares of Class A common stock.
In addition, the Company issued 13,852,435 shares of Class A common stock in exchange for Series A preferred stock as described below.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Preferred Stock
The Company’s Amended Articles of Incorporation authorize the Company to issue, from time to time, shares of preferred stock. The Series A Cumulative Perpetual Convertible Preferred Stock ("Series A preferred stock") ranks junior to all of the Company’s existing and future debt obligations, including convertible or exchangeable debt securities; senior to the Company’s Class A common stock and Class B common stock and any future equity securities that by their terms rank junior to the Series A preferred stock with respect to distribution rights or payments upon the Company’s liquidation, winding-up or dissolution; equal with future series of preferred stock or other equity securities that by their terms are on a parity with the Series A preferred stock; and junior to any future equity securities that by their terms rank senior to the Series A preferred stock.
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
On March 4, 2010, the Company entered into separate, privately negotiated exchange agreements with certain holders of three separate series of the Company’s 2011, 2015 and 2017 Senior Notes. Under the terms of the agreements, these holders agreed to exchange their notes for a new issue of Series A preferred stock. Amounts exchanged in each series are as follows: $51,176,000 of 2011 Senior Notes, $121,747,000 of 2015 Senior Notes and $5,826,000 of 2017 Senior Notes, which were exchanged for $50,664,000, $114,442,000 and $4,894,000 of Series A preferred stock, respectively. The Company also issued an additional $50,000,000 of Series A preferred stock for cash pursuant to separate, privately negotiated purchase agreements. Net proceeds from the issuance, net of the cost of an equity call hedge transaction described below and offering expenses, were $26,900,000. The closing of the exchanges and the issuance described above occurred on March 9, 2010 and the Company issued approximately 4,400,000 shares of Series A preferred stock at a value of $220,000,000.
On October 16, 2012 and December 13, 2012, the Company entered into separate, privately negotiated exchange agreements with certain holders of its Series A Preferred Stock to exchange such stock for shares of the Company's Class A common stock. Under the terms of the agreements, holders exchanged $209,447,600 in aggregate amount of liquidation preference consisting of 4,188,952 shares, of Series A preferred stock, for 13,852,435 shares of the Company's Class A common stock. The amount of common shares issued was equivalent to the initial conversion price of $15.12 per share of Class A common stock. In order to induce the holders to make the exchange, the Company made cash payments of $19,069,000 to the holders for additional exchange consideration, including dividends that would have been payable on December 17, 2012 and March 15, 2013. Under the accounting guidance for induced conversion of convertible preferred stock, the cash inducement payments were recorded as a reduction to retained earnings. After the October 16, 2012 and December 13, 2012 exchange transactions, there are only 211,038 shares of Series A preferred stock at an aggregate amount of liquidation preference of $10,552,000 at January 31, 2013.
On February 26, 2013, the Company announced its intention to redeem all of its outstanding Series A preferred stock shares on March 15, 2013. From January 31,2013 to March 14, 2013, 109,768 shares of Series A preferred stock were converted into 362,990 shares of Class A common stock in accordance with the original terms of the Series A preferred stock. On March 15, 2013, the Company redeemed the remaining 101,270 shares of Series A preferred stock for approximately $5,100,000, the aggregate amount of liquidation preference plus the dividend that was due and payable on March 15, 2013.
In connection with the preferred stock issuance described above, the Company entered into equity call hedge transactions. The equity call hedge transactions are intended to reduce, subject to a limit, the potential dilution of the Company’s Class A common stock upon conversion of the Series A preferred stock. The net effect of the equity call hedge transactions, from the Company’s perspective, is to approximate an effective conversion price of $18.27 per share. The terms of the Series A preferred stock are not affected by the equity call hedge transactions.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On March 13, 2013, the Company and the counterparties settled the equity call hedge transaction. As a result, the Company received 765,134 shares of Class A common stock and cash payments of $10,231,000. In accordance with accounting guidance on equity hedge transactions, amounts received upon settlement of equity call hedge transactions in which the Company has the choice of net share settlement or net cash settlement are reflected as an increase to additional paid in capital.
The Company declared and paid Series A preferred stock dividends of $13,060,000, $15,400,000 and $11,807,000 during the years ended January 31, 2013, 2012 and 2011, respectively. Undeclared Series A preferred stock dividends were $92,000 at January 31, 2013. Effective February 1, 2013, the Company’s Board of Directors declared cash dividends on the outstanding shares of Series A preferred stock of $185,000 for the period from December 15, 2012 to March 14, 2013 to shareholders of record at the close of business on March 1, 2013, which will be paid on March 15, 2013.

Forest City Enterprises, Inc. and Subsidiaries
Quarterly Consolidated Financial Data (Unaudited)

Revenues from real estate operations and earnings (loss) before income taxes have been reclassified for consolidated operating properties disposed of and included in discontinued operations.

	Quarter Ended
	January 31, 2013	October 31, 2012	July 31, 2012	April 30, 2012
	(in thousands, except per share data)
Revenues from real estate operations	$305,938	$286,509	$253,772	$288,468
Earnings (loss) before income taxes	$(44,198)	$(34,439)	$(26,279)	$25,157
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$51,770	$(18,809)	$(47,567)	$18,902
Basic net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders per common share(1)	$0.28	$(0.11)	$(0.28)	$0.11
Diluted net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders per common share(1)	$0.25	$(0.11)	$(0.28)	$0.11

	Quarter Ended
	January 31, 2012	October 31, 2011	July 31, 2011	April 30, 2011
	(in thousands, except per share data)
Revenues from real estate operations	$271,774	$248,032	$235,727	$296,085
Earnings (loss) before income taxes	$(132,510)	$756	$(19,014)	$41,583
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(109,236)	$(40,651)	$5,508	$42,493
Basic net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders per common share(1)	$(0.65)	$(0.24)	$0.03	$0.25
Diluted net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders per common share(1)	$(0.65)	$(0.24)	$0.03	$0.23

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
DISCLOSURE CONTROLS
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this annual report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2013.
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
Our management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management has concluded that our internal control over financial reporting was effective as of January 31, 2013.
The effectiveness of our internal control over financial reporting as of January 31, 2013 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP, as stated in their report, which appears on page 81 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
The Company recently opened the Barclays Center, a state-of-the-art sports and entertainment arena located in Brooklyn, New York. Accordingly, appropriate internal controls over the financial reporting of the Arena operating results have been designed and implemented.
In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act, the Company's management, including the CEO and CFO, concluded that there were no other changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act, that occurred during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Respectfully,

/s/ David J. LaRue
David J. LaRue President and Chief Executive Officer

/s/ Robert G. O’Brien
Robert G. O’Brien Executive Vice President and Chief Financial Officer

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)
Information about our Directors will be contained in the “Election of Directors” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 13, 2013, and is incorporated herein by reference.

(b)	Pursuant to General Instruction G of Form 10-K and Item 401(b) of Regulation S-K, information about Executive Officers of the Company is reported in Part I of this Annual Report on Form 10-K.

(c)
The disclosure of delinquent filers, if any, under Section 16(a) of the Securities Exchange Act of 1934 will be contained in the “Section 16(a) Beneficial Ownership Reporting/Compliance” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 13, 2013, and is incorporated herein by reference.

The Company has a separately-designated standing audit committee. Information about the Company’s audit committee and the audit committee financial expert will be contained in the “Meetings and Committees of the Board of Directors” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 13, 2013, and is incorporated herein by reference.
The Company’s Code of Legal and Ethical Conduct can be found on the Company’s website at www.forestcity.net under “Investors -Corporate Governance” and is also available in print, free of charge, to any shareholder upon written request addressed to Corporate Secretary, Forest City Enterprises, Inc., Suite 1360, 50 Public Square, Cleveland, Ohio 44113. Additional information about the Company’s Code of Legal and Ethical Conduct will be contained in the “Corporate Governance” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 13, 2013, and is incorporated herein by reference. The Company intends to disclose on its website any amendment to, or waiver of, any provision of this code applicable to its directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or New York Stock Exchange.

Item 11. Executive Compensation
The information required by this item will be contained in the “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion & Analysis,” “Potential Payments Upon Termination or Change of Control” and “Executive Compensation Tables” sections of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 13, 2013, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in the “Election of Directors,” “Principal Security Holders” and “Equity Compensation Plan Information” sections of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 13, 2013, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in the “Corporate Governance – Independence Determinations” and “Certain Relationships and Related Transactions” sections of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 13, 2013, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by this item will be contained in the “Independent Registered Public Accounting Firm Fees and Services” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 13, 2013, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a)	List of Documents filed as part of this report.

1.	Financial statements and supplementary data included in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – January 31, 2013 and 2012
Consolidated Statements of Operations for the years ended January 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income (Loss) for the years ended January 31, 2013, 2012 and 2011
Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended January 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
Supplementary Data – Quarterly Consolidated Financial Data (Unaudited)

2.	Financial statements and schedules required by Part II, Item 8 are included in Part IV, Item 15(c):

Page No.
Schedule II – Valuation and Qualifying Accounts for the years ended January 31, 2013, 2012 and 2011	146
Schedule III – Real Estate and Accumulated Depreciation at January 31, 2013 with reconciliations for the years ended January 31, 2013, 2012 and 2011	147
Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

3.	Exhibits – see (b) starting on next page.

(b)	Exhibits

Exhibit Number		Description of Document
3.1	-
Amended Articles of Incorporation of Forest City Enterprises, Inc., restated effective October 1, 2008, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 2008 (File No. 1-4372).

3.1.1	-
Certificate of Amendment by Directors to the Amended Articles of Incorporation of Forest City Enterprises, Inc., dated March 4, 2010 (setting forth Section C(2), Article IV, Preferred Stock Designation of the Series A Cumulative Perpetual Convertible Preferred Stock), incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 9, 2010 (File No. 1-4372).

3.1.2	-
Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Forest City Enterprises, Inc., dated June 25, 2010, incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended July 31, 2010 (File No. 1-4372).

3.2	-	Code of Regulations, as amended August 11, 2010 (Corrected), incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 2011 (File No. 1-4372).

4.1	-
Senior Note Indenture, dated as of May 19, 2003, between Forest City Enterprises, Inc., as issuer, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 20, 2003 (File No. 1-4372).

4.2	-	Form of 7.625% Senior Note due 2015, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 20, 2003 (File No. 1-4372).

4.3	-	Form of 7.375% Senior Note due 2034, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed on February 10, 2004 (File No. 1-4372).

4.3.1	-	Form of 7.375% Senior Note due 2034, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 2, 2012 (File No. 1-4372).

4.4	-	Form of 6.50% Senior Note due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 26, 2005 (File No. 1-4372).

4.5	-
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

Exhibit Number		Description of Document
+10.14	-
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

Exhibit Number		Description of Document
10.29	-	Form of Exchange Agreement, pertaining to 5.00% Convertible Senior Note due 2016, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 5, 2011 (File No. 1-4372).

10.30	-
Form of Exchange Agreement, pertaining to pertaining to Series A Cumulative Perpetual Convertible Preferred Stock, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 16, 2012 (File No. 1-4372).

10.31	-
Form of Exchange Agreement, pertaining to pertaining to Series A Cumulative Perpetual Convertible Preferred Stock, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 14, 2012 (File No. 1-4372).

10.32	-
Fourth Amended and Restated Credit Agreement, dated as of February 21, 2013, by and among Forest City Rental Properties Corporation, as Borrower, KeyBank National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 26, 2013 (File No. 1-4372).

10.33	-
Fourth Amended and Restated Guaranty of Payment of Debt, dated as of February 21, 2013, by and among Forest City Enterprises, Inc., as Guarantor, KeyBank National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and the banks named therein, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 26, 2013 (File No. 1-4372).

10.34	-
Pledge Agreement, dated as of January 29, 2010, by Forest City Rental Properties Corporation, Forest City Enterprises, Inc., KeyBank National Association, as Agent for itself and the other banks, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 4, 2010 (File No. 1-4372).

10.34.1	-
First Amendment to Pledge Agreement, dated as of March 30, 2011, by Forest City Rental Properties Corporation, Forest City Enterprises, Inc., KeyBank National Association, as Agent for itself and the other banks, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 5, 2011 (File No. 1-4372).

10.34.2	-
Second Amendment to Pledge Agreement, dated as of February 21, 2013, by Forest City Rental Properties Corporation, Forest City Enterprises, Inc., KeyBank National Association, as Agent for itself and the other banks, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 26, 2013 (File No. 1-4372).

*21	-	Subsidiaries of the Registrant.

*23.1	-	Consent of PricewaterhouseCoopers LLP.

*23.2	-	Consent of McGladrey, LLP.

*24	-	Powers of attorney.

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	-
Uptown Housing Partners, LP Balance Sheets as of December 31, 2012 and 2011, and Statements of Operations, Statements of Partners’ Equity (Deficit), and Statements of Cash Flows for the years in the period ended December 31, 2012, 2011 and 2010, including the Notes thereto.

**101	-
The following financial information from Forest City Enterprises, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

+	Management contract or compensatory arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 6.

*	Filed herewith.

**	Submitted electronically herewith.

Item 15. Financial Statements Schedules

(c)	Financial Statements Schedules
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts and notes receivable
January 31, 2013	$25,875	$6,016	$6,033	$25,858
January 31, 2012	$31,192	$5,439	$10,756	$25,875
January 31, 2011	$33,825	$7,242	$9,875	$31,192
Valuation reserve on other investments
January 31, 2013	$5,168	$109	$—	$5,277
January 31, 2012	$4,881	$287	$—	$5,168
January 31, 2011	$4,820	$61	$—	$4,881
Valuation allowances for deferred tax assets
January 31, 2013	$55,330	$4,025	$6,073	$53,282
January 31, 2012	$61,744	$1,962	$8,376	$55,330
January 31, 2011	$58,396	$8,932	$5,584	$61,744

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Enterprises, Inc. and Subsidiaries
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of January 31, 2013			Accumulated Depreciation at January 31, 2013 (C)	Date of Construction/ Acquisition	Range of Lives on Which Depreciation in Latest Income Statement is Computed
Name	Location	Amount of Encumbrance at January 31, 2013	Land	Buildings and Improvements	Improvements and Carrying Costs	Land	Buildings and Improvements	Total (A)(B)
Office Buildings and Hotel		(in thousands)
2 Hanson Place	Brooklyn, NY	$104,626	$—	$108,940	$3,661	$—	$112,601	$112,601	$19,159	2004	(1)
4930 Oakton	Skokie, IL	—	670	1,842	2,554	1,081	3,985	5,066	573	2006	(1)
Ballston Common Office Center	Arlington, VA	44,170	7,301	45,964	5,495	7,301	51,459	58,760	9,105	2005	(1)
Colorado Studios	Denver, CO	—	899	1,085	49	948	1,085	2,033	577	2007	(1)
Commerce Court	Pittsburgh, PA	24,727	3,432	20,873	2,534	3,432	23,407	26,839	6,681	2007	(1)
Edgeworth Building	Richmond, VA	19,207	942	29,353	2,033	951	31,377	32,328	3,751	2006	(1)
Eleven MetroTech Center	Brooklyn, NY	61,000	—	41,290	8,835	6,270	43,855	50,125	19,742	1995	(1)
Fifteen MetroTech Center	Brooklyn, NY	250,000	3,762	163,414	8,488	—	175,664	175,664	32,486	2003	(1)
Halle Building	Cleveland, OH	11,311	503	9,776	33,217	4,821	38,675	43,496	36,403	1986	(1)
Harlem Center	Manhattan, NY	31,445	—	31,672	8,362	—	40,034	40,034	6,751	2003	(1)
Higbee Building	Cleveland, OH	15,624	2,452	21,261	58,727	4,962	77,478	82,440	11,400	1990	(1)
Illinois Science and Technology Park
- 4901 Searle (A)	Skokie, IL	21,305	837	16,227	4,491	1,674	19,881	21,555	2,829	2006	(1)
- 8025 Lamon (P)	Skokie, IL	15,400	978	6,426	20,078	1,957	25,525	27,482	2,516	2006	(1)
-8030 Lamon (J)	Skokie, IL	—	1,325	17,376	101	1,325	17,477	18,802	1,055	2010	(1)
- 8045 Lamon (Q)	Skokie, IL	19,082	3,301	21,198	28,486	6,601	46,384	52,985	5,264	2007	(1)
Johns Hopkins-855 North Wolfe Street	Baltimore, MD	70,871	7,314	76,318	11,579	7,314	87,897	95,211	8,022	2008	(1)
Johns Hopkins Parking Garage	Baltimore, MD	—	1,600	26,185	—	1,600	26,185	27,785	87	2012	(1)
Mesa del Sol - 5600 University SE	Albuquerque, NM	606	868	4,625	—	868	4,625	5,493	1,521	2006	(1)
Mesa del Sol - Aperture Center	Albuquerque, NM	—	834	3,010	—	834	3,010	3,844	920	2008	(1)
Mesa del Sol - Fidelity	Albuquerque, NM	23,284	5,003	29,872	—	5,003	29,872	34,875	2,003	2008	(1)
New York Times	Manhattan, NY	640,000	91,737	375,931	137,269	141,479	463,458	604,937	49,100	2007	(1)
Nine MetroTech Center North	Brooklyn, NY	61,996	—	64,303	4,250	380	68,173	68,553	22,039	1997	(1)
One MetroTech Center	Brooklyn, NY	166,480	—	212,153	51,596	23,543	240,206	263,749	101,153	1991	(1)
One Pierrepont Plaza	Brooklyn, NY	3,907	—	86,863	96,180	558	182,485	183,043	99,097	1988	(1)
Post Office Plaza (MK Ferguson)	Cleveland, OH	15,197	—	57,213	24,219	—	81,432	81,432	37,112	1990	(1)
Richmond Office Park	Richmond, VA	64,189	11,766	88,632	6,533	11,766	95,165	106,931	14,171	2007	(1)
Sheraton Station Square Hotel	Pittsburgh, PA	42,615	2,172	53,153	4,656	2,180	57,801	59,981	19,239	1998	(1)
Skylight Office Tower	Cleveland, OH	27,910	2,500	32,695	33,009	—	68,204	68,204	35,119	1991	(1)
Stapleton-3055 Roslyn	Denver, CO	4,554	225	7,523	877	225	8,400	8,625	1,033	2006	(1)
Ten MetroTech Center	Brooklyn, NY	40,000	3,680	95,234	3,856	9,265	93,505	102,770	48,202	1992	(1)
Terminal Tower	Cleveland, OH	5,500	—	29,422	79,919	—	109,341	109,341	54,143	1983	(1)
Twelve MetroTech Center	Brooklyn, NY	45,000	—	42,344	16,141	1,847	56,638	58,485	8,938	2004	(1)
Two MetroTech Center	Brooklyn, NY	75,414	—	155,280	32,352	7,137	180,495	187,632	64,744	1990	(1)
University of Pennsylvania	Philadelphia, PA	49,563	—	41,146	10,665	—	51,811	51,811	8,389	2004	(1)
Miscellaneous Investments	Various	885	2,424	71,887	2,965	2,424	74,852	77,276	19,250	Various	(1)
Office Buildings and Hotel Subtotal		$1,955,868	$156,525	$2,090,486	$703,177	$257,746	$2,692,442	$2,950,188	$752,574

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Enterprises, Inc. and Subsidiaries
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of January 31, 2013			Accumulated Depreciation at January 31, 2013 (C)	Date of Construction/ Acquisition	Range of Lives on Which Depreciation in Latest Income Statement is Computed
Name	Location	Amount of Encumbrance at January 31, 2013	Land	Buildings and Improvements	Improvements and Carrying Costs	Land	Buildings and Improvements	Total (A)(B)
Retail
Antelope Valley Mall	Palmdale, CA	$96,158	$1,492	$58,028	$69,120	$10,078	$118,562	$128,640	$40,561	1999	(1)
Atlantic Center Site V	Brooklyn, NY	3,641	—	3,238	1,485	1,047	3,676	4,723	1,147	1998	(1)
Avenue at Tower City Center	Cleveland, OH	25,557	—	174,726	24,784	192	199,318	199,510	96,235	1990	(1)
Ballston Common Mall	Arlington, VA	45,924	170	18,069	66,838	442	84,635	85,077	42,995	1986	(1)
Brooklyn Commons	Brooklyn, NY	21,967	—	23,794	1,688	20,017	5,465	25,482	1,335	2004	(1)
Galleria at Sunset	Henderson, NV	149,604	14,965	161,893	884	30,799	146,943	177,742	37,811	1996	(1)
Mall at Robinson	Pittsburgh, PA	77,520	5,475	101,086	1,383	6,151	101,793	107,944	30,114	2001	(1)
Northfield at Stapleton	Denver, CO	43,401	4,830	80,687	84,132	25,235	144,414	169,649	24,965	2005	(1)
Orchard Town Center	Westminster, CO	62,939	31,129	99,139	16,850	30,945	116,173	147,118	16,355	2008	(1)
Promenade Bolingbrook	Bolingbrook, IL	74,621	20,271	95,390	21,656	21,031	116,286	137,317	17,791	2007	(1)
Promenade in Temecula	Temecula, CA	164,105	5,837	59,319	145,294	17,574	192,876	210,450	37,983	1999	(1)
Quartermaster Plaza	Philadelphia, PA	66,018	36,443	32,325	1,348	35,340	34,776	70,116	12,083	2004	(1)
Shops at Wiregrass	Tampa, FL	104,325	28,842	109,587	1,373	33,786	106,016	139,802	15,084	2008	(1)
Short Pump Town Center	Richmond, VA	149,649	20,023	136,172	14,133	15,124	155,204	170,328	29,466	2003	(1)
South Bay Galleria	Redondo Beach, CA	119,049	1,297	108,236	28,965	8,144	130,354	138,498	31,499	1985	(1)
Station Square	Pittsburgh, PA	24,814	5,989	27,519	19,154	6,279	46,383	52,662	20,317	1994	(1)
The Yards - Boilermaker Shops	Washington, D.C.	10,267	529	12,468	—	529	12,468	12,997	31	2012	(1)
Tower City Parking	Cleveland, OH	1,443	2,317	11,789	15,325	2,036	27,395	29,431	11,281	1990	(1)
Victoria Gardens	Rancho Cucamonga, CA	197,398	19,272	175,662	40,158	10,242	224,850	235,092	35,598	2004	(1)
Westchester's Ridge Hill	Yonkers, NY	472,000	236,692	661,705	—	236,692	661,705	898,397	21,818	2011	(1)
Miscellaneous Investments	Various	17,009	14,222	24,287	9,766	21,102	27,173	48,275	7,964	Various	(1)
Retail Subtotal		$1,927,409	$449,795	$2,175,119	$564,336	$532,785	$2,656,465	$3,189,250	$532,433

Arena
Barclays Center	Brooklyn, NY	$429,041	$—	$890,213	$—	$—	$890,213	$890,213	$8,699	2012	(1)

Apartments
100 Landsdowne Street	Cambridge, MA	$45,000	$728	$60,020	$(145)	$819	$59,784	$60,603	$11,618	2005	(1)
1251 S. Michigan	Chicago, IL	9,521	97	13,978	758	106	14,727	14,833	2,405	2006	(1)
American Cigar Company	Richmond, VA	11,530	1,395	23,533	422	1,356	23,994	25,350	3,694	2000	(1)
Ashton Mill	Cumberland, RI	17,290	2,885	33,844	9,846	3,242	43,333	46,575	7,503	2005	(1)
Botanica Eastbridge	Denver, CO	10,302	765	13,698	—	765	13,698	14,463	213	2012	(1)
Brookview Place	Dayton, OH	2,336	155	4,588	161	155	4,749	4,904	3,459	1979	(1)
Cameron Kinney	Richmond, VA	18,000	2,340	23,206	3,322	2,468	26,400	28,868	3,885	2007	(1)
Cedar Place	Lansing, MI	3,993	399	7,000	193	399	7,193	7,592	3,370	1974	(1)
Consolidated-Carolina	Richmond, VA	21,290	1,028	30,425	1,382	1,032	31,803	32,835	6,607	2003	(1)
Cutter's Ridge at Tobacco Row	Richmond, VA	—	389	4,356	(128)	389	4,228	4,617	948	2006	(1)

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Enterprises, Inc. and Subsidiaries
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of January 31, 2013			Accumulated Depreciation at January 31, 2013 (C)	Date of Construction/ Acquisition	Range of Lives on Which Depreciation in Latest Income Statement is Computed
Name	Location	Amount of Encumbrance at January 31, 2013	Land	Buildings and Improvements	Improvements and Carrying Costs	Land	Buildings and Improvements	Total (A)(B)
Apartments (continued)
Drake	Philadelphia, PA	27,696	1,353	38,104	8,132	1,353	46,236	47,589	12,283	1998	(1)
Easthaven at the Village	Beachwood, OH	26,126	7,919	39,768	7,546	8,087	47,146	55,233	17,651	1994	(1)
Forest Trace	Lauderhill, FL	38,907	4,356	41,505	1,826	4,512	43,175	47,687	12,416	2000	(1)
Foundry Lofts	Washington, D.C.	45,626	2,086	52,806	3,265	2,086	56,071	58,157	1,872	2011	(1)
Grand Lowry Lofts	Denver, CO	17,485	1,448	22,726	2,058	1,605	24,627	26,232	4,803	2000	(1)
Hamel Mill Lofts	Haverhill, MA	41,361	3,974	72,902	621	3,974	73,523	77,497	6,620	2008	(1)
Heritage	San Diego, CA	22,919	7,433	42,202	3,491	7,438	45,688	53,126	15,084	2002	(1)
Hummingbird Pointe (Parmatown Towers and Gardens)	Parma, OH	6,185	330	5,059	15,850	1,199	20,040	21,239	7,846	1972	(1)
Independence Place I	Parma Heights, OH	4,207	210	6,671	772	215	7,438	7,653	3,883	1973	(1)
Independence Place II	Parma Heights, OH	3,366	498	3,931	1,475	507	5,397	5,904	1,538	2003	(1)
Kennedy Biscuit Lofts	Cambridge, MA	20,600	716	23,645	4,104	719	27,746	28,465	14,567	1990	(1)
Knolls	Orange, CA	32,520	53	23,759	390	53	24,149	24,202	10,281	1995	(1)
Lofts 23	Cambridge, MA	6,170	221	17,026	52	314	16,985	17,299	3,738	2005	(1)
Lofts at 1835 Arch	Philadelphia, PA	38,291	2,076	27,430	12,178	2,082	39,602	41,684	9,673	2001	(1)
Lucky Strike	Richmond, VA	15,278	1,105	34,095	31	3,019	32,212	35,231	4,697	2008	(1)
Mercantile Place on Main	Dallas, TX	37,592	8,876	75,478	5,099	8,795	80,658	89,453	11,782	2008	(1)
Metro 417	Los Angeles, CA	49,874	8,545	67,326	4,155	8,547	71,479	80,026	12,181	2005	(1)
Metropolitan	Los Angeles, CA	38,900	4,420	36,557	9,549	4,463	46,063	50,526	21,547	1989	(1)
Midtown Towers	Parma, OH	13,401	1,215	11,091	10,940	1,293	21,953	23,246	8,768	1969	(1)
Millender Center	Detroit, MI	9,049	1,247	16,847	691	1,247	17,538	18,785	9,933	1985	(1)
Museum Towers	Philadelphia, PA	31,864	3,474	18,158	6,213	3,909	23,936	27,845	8,245	1997	(1)
North Church Towers	Parma Heights, OH	5,488	789	4,037	1,034	789	5,071	5,860	976	2009	(1)
One Franklintown	Philadelphia, PA	38,371	1,658	31,489	8,364	1,741	39,770	41,511	19,031	1988	(1)
Pavilion	Chicago, IL	54,226	5,250	29,505	13,339	5,267	42,827	48,094	10,851	1992	(1)
Perrytown Place	Pittsburgh, PA	4,735	463	6,898	36	463	6,934	7,397	3,765	1973	(1)
Presidio Landmark	San Francisco, CA	57,123	2,060	92,687	1,854	2,060	94,541	96,601	7,254	2010	(1)
Queenswood	Corona, NY	28,729	321	39,243	749	327	39,986	40,313	16,603	1990	(1)
Sky55	Chicago, IL	67,970	3,965	80,930	249	4,011	81,133	85,144	15,991	2006	(1)
The Aster Town Center	Denver, CO	8,364	487	9,901	—	487	9,901	10,388	264	2012	(1)
Town Center (Botanica on the Green & Crescent Flats)	Denver, CO	38,633	3,436	63,073	3,907	3,358	67,058	70,416	15,032	2004	(1)
Wilson Building	Dallas, TX	12,776	2,217	16,565	3,511	1,937	20,356	22,293	2,795	2007	(1)
Miscellaneous Investments	Various	18,457	966	63,581	20,363	765	84,145	84,910	16,310	Various	(1)
Apartments Subtotal		$1,001,551	$93,348	$1,329,643	$167,655	$97,353	$1,493,293	$1,590,646	$351,982

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Enterprises, Inc. and Subsidiaries
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of January 31, 2013			Accumulated Depreciation at January 31, 2013 (C)	Date of Construction/ Acquisition	Range of Lives on Which Depreciation in Latest Income Statement is Computed
Name	Location	Amount of Encumbrance at January 31, 2013	Land	Buildings and Improvements	Improvements and Carrying Costs	Land	Buildings and Improvements	Total (A)(B)
Land Held for Development and Sale
Stapleton	Denver, CO	$9,301	$65,059	$—	$—	$65,059	$—	$65,059	$—	Various	(1)

Leasehold Improvements and Other Equipment
Miscellaneous Investments	Various	$—	$—	$11,245	$—	$—	$11,245	$11,245	$8,944	Various	(1)

Construction Projects
Aster Northfield	Denver, CO	—	997	4,727	—	997	4,727	5,724	—	Various	(1)
Brooklyn Atlantic Yards - B2 BKLYN	Brooklyn, NY	45,000	55,355	—	—	55,355	—	55,355	—	Various	(1)
Continental Building	Dallas, TX	28,474	2,512	41,604	—	2,512	41,604	44,116	—	Various	(1)
Stratford Avenue	Fairfield, CT	—	2,341	3,051	—	2,341	3,051	5,392	—	Various	(1)
The Yards - Lumber Shed	Washington, D.C.	2,449	306	5,602	—	306	5,602	5,908	—	Various	(1)
The Yards - Twelve12	Washington, D.C.	81,837	4,804	20,920	—	4,804	20,920	25,724	—	Various	(1)
West Village	Dallas, TX	6,216	12,934	4,977	—	12,934	4,977	17,911	—	Various	(1)
Miscellaneous Investments	Various	—	132	6,656	—	132	6,656	6,788	—	Various	(1)

Development Projects
Brooklyn Atlantic Yards - Phase I	Brooklyn, NY	235,497	554,855	—	—	554,855	—	554,855	—	Various	(1)
Brooklyn Atlantic Yards - Phase II	Brooklyn, NY	—	175,800	—	—	175,800	—	175,800	—	Various	(1)
The Yards	Washington, D.C.	—	—	59,326	—	—	59,326	59,326	—	Various	(1)
Colorado Science + Technology Park at Fitzsimmons	Aurora, CO	—	1,750	23,740	—	1,750	23,740	25,490	—	Various	(1)
LiveWork Las Vegas	Las Vegas, NV	—	141,853	—	—	141,853	—	141,853	—	Various	(1)
The Science + Technology Park at Johns Hopkins	Baltimore, MD	—	5,386	18,737	—	5,386	18,737	24,123	—	Various	(1)
Waterfront Station	Washington, D.C.	—	559	28,107	—	559	28,107	28,666	—	Various	(1)
Miscellaneous Investments	Various	16,317	22,416	127,256	—	22,416	127,256	149,672	—	Various	(1)
Construction and Development Subtotal		$415,790	$982,000	$344,703	$—	$982,000	$344,703	$1,326,703	$—

Total Real Estate		$5,738,960	$1,746,727	$6,841,409	$1,435,168	$1,934,943	$8,088,361	$10,023,304	$1,654,632
Land Held for Divestiture	Various	1,700	2,706	—	—	2,706	—	2,706	—		(1)
Total Real Estate Including Land Held for Divestiture		$5,740,660	$1,749,433	$6,841,409	$1,435,168	$1,937,649	$8,088,361	$10,026,010	$1,654,632

(A)	The aggregate cost at January 31, 2013 for federal income tax purposes was $9,071,419. For (B) and (C) refer to the following page.

(1)	Depreciation is computed based upon the following estimated useful lives:

Years
Building and improvements (other than Arena)	50
Arena	34.5
Equipment and fixtures	5 – 15
Tenant improvements	Shorter of useful life or applicable lease term

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

		Years Ended January 31,
		2013	2012	2011
		(in thousands)
(B)	Reconciliations of total real estate carrying value are as follows:
	Balance at beginning of period	$9,646,870	$11,166,539	$11,340,779
	Additions during period -
	Improvements	791,705	874,614	744,415
	Other additions, primarily as a result of change in accounting method of property	60,897	3,577	166,038
	Other acquisitions	12,587	9,201	—
		865,189	887,392	910,453
	Deductions during period -
	Cost of real estate sold or retired	(370,110)	(422,342)	(187,069)
	Cost of real estate in connection with disposal of partial interests	—	(404,893)	(514,533)
	Other deductions, primarily as a result of change in accounting method of property	(115,939)	(1,579,826)	(383,091)
		(486,049)	(2,407,061)	(1,084,693)
	Balance at end of period	$10,026,010	$9,646,870	$11,166,539
(C)	Reconciliations of accumulated depreciation are as follows:
	Balance at beginning of period	$1,526,503	$1,614,399	$1,593,658
	Additions during period - Charged to profit or loss	204,070	181,865	197,120
	Net other additions (deductions) during period - Acquisitions, retirements, sales or disposals	(75,941)	(269,761)	(176,379)
	Balance at end of period	$1,654,632	$1,526,503	$1,614,399

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)

Date:	March 27, 2013	BY:	/s/ David J. LaRue
(David J. LaRue, President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*	Chairman of the Board and Director	March 27, 2013
(Charles A. Ratner)

/s/ David J. LaRue	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2013
(David J. LaRue)

/s/ Robert G. O’Brien	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2013
(Robert G. O’Brien)

/s/ Charles D. Obert	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 27, 2013
(Charles D. Obert)

*	Executive Vice President and Director	March 27, 2013
(Ronald A. Ratner)

*	Executive Vice President and Director	March 27, 2013
(Brian J. Ratner)

*	Executive Vice President and Director	March 27, 2013
(Bruce C. Ratner)

*	Director	March 27, 2013
(Deborah Ratner Salzberg)

*	Director	March 27, 2013
(Michael P. Esposito, Jr.)

*	Director	March 27, 2013
(Scott S. Cowen)

*	Director	March 27, 2013
(Arthur F. Anton)

*	Director	March 27, 2013
(Louis Stokes)

*	Director	March 27, 2013
(Stan Ross)

*	Director	March 27, 2013
(Deborah L. Harmon)

*	Director	March 27, 2013
(Kenneth J. Bacon)
The Registrant plans to distribute to security holders a copy of the Annual Report and Proxy material on or about April 30, 2013.

*
The undersigned, pursuant to a Power of Attorney executed by each of the Directors and Officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this Form 10-K on behalf of each of the persons noted above, in the capacities indicated.

/s/ David J. LaRue	March 27, 2013
(David J. LaRue, Attorney-in-Fact)