Form 10-K/A
period 2013-01-31
FOREST CITY ENTERPRISES INC
filed 2013-04-30
CIK 38067

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

Large accelerated filer ☒	Accelerated filer ☐ ¬	Non-accelerated filer ☐ ¨	Smaller Reporting Company ☐ ¨
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
The aggregate market value of the outstanding common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,967,740,269.
The number of shares of registrant’s common stock outstanding on April 25, 2013 was 175,543,994 and 20,216,683 for Class A and Class B common stock, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 13, 2013 are incorporated by reference into Part III of the Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Part IV
Item 15. Exhibits and Financial Schedules
Exhibits
Signatures
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 99.1
Exhibit 99.2

Explanatory Paragraph
On March 27, 2013, Forest City Enterprises, Inc. (the “Company”) filed, with the Securities and Exchange Commission (the “SEC”), its Annual Report on Form 10-K for the fiscal year ended January 31, 2013 (the “Report”). As disclosed in the Report, the Company had three equity method investments that met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X as of January 31, 2013.
Amendment No. 1 to the Report is being filed solely to include the separate financial statements of FC HCN University Park, LLC ("University Park") and FC 8 Spruce Mezzanine, LLC ("8 Spruce"), as provided in Exhibit 99.1 and 99.2, respectively, attached hereto. University Park met the conditions of a significant subsidiary of the Company as a result of allocated income from University Park exceeding 20% of the Company's pre-tax loss from continuing operations, as adjusted for the University Park income. 8 Spruce met the conditions of a significant subsidiary of the Company as a result of a gain on disposition of partial interest in a rental property partially offset by allocated losses from 8 Spruce, collectively exceeding 20% of the Company's pre-tax loss from continuing operations. The required financial statements of the remaining equity method investment, Uptown Housing Partners, LP was filed as Exhibit 99.1 to the Report. In connection with the filing of this Amendment No. 1 to the Report and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the currently dated certifications of the principal executive officer and principal financial officer of the Company are attached as exhibits hereto.
Item 15 is the only portion of the Report being supplemented or amended by this Form 10-K/A. Except as described above, this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures contained in the Report and does not otherwise reflect events occurring after the original filing date of the Report. Accordingly, this Form 10-K/A should be read in conjunction with the Company's filings with the SEC subsequent to the filing of the Report.
Part IV
Item 15. Exhibits and Financial Schedules
Item 15 of the Report filed on March 27, 2013, is amended by the addition of the following exhibits:

Exhibits

Exhibit Number		Description
23.1	—	Consent of PricewaterhouseCoopers LLP.

23.2	—	Consent of Novogradac and Company LLP.

31.1	—	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—
FC HCN University Park, LLC Consolidated Balance Sheets as of January 31, 2013 and 2012, and Consolidated Statements of Operations, Consolidated Statements of Changes in Members' Equity and Consolidated Statements of Cash Flows for the years ended January 31, 2013 and 2012 and for the period from February 22, 2010 (Inception) to January 31, 2011, and the Notes thereto.

99.2	—
FC 8 Spruce Mezzanine, LLC Consolidated Balance Sheets as of January 31, 2013 and 2012, and Consolidated Statements of Operations, Consolidated Statements of Changes in Members' Equity and Consolidated Statements of Cash Flows for the years ended January 31, 2013 and for the period from July 1, 2011 (Inception) to January 31, 2012, and the Notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)

Date:	April 30, 2013	BY:	/s/ David J. LaRue
(David J. LaRue, President and Chief Executive Officer)

EXHIBIT FILED HEREWITH

Exhibit Number		Description
23.1	—	Consent of PricewaterhouseCoopers LLP.

23.2	—	Consent of Novogradac and Company LLP.

31.1	—	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—
FC HCN University Park, LLC Consolidated Balance Sheets as of January 31, 2013 and 2012, and Consolidated Statements of Operations, Consolidated Statements of Changes in Members' Equity and Consolidated Statements of Cash Flows for the years ended January 31, 2013 and 2012 and for the period from February 22, 2010 (Inception) to January 31, 2011, and the Notes thereto.

99.2	—
FC 8 Spruce Mezzanine, LLC Consolidated Balance Sheets as of January 31, 2013 and 2012, and Consolidated Statements of Operations, Consolidated Statements of Changes in Members' Equity and Consolidated Statements of Cash Flows for the years ended January 31, 2013 and for the period from July 1, 2011 (Inception) to January 31, 2012, and the Notes thereto.