Form 10-Q
period 2013-04-30
FOREST CITY ENTERPRISES INC
filed 2013-06-04
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013

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

Class	Outstanding at May 29, 2013
Class A Common Stock, $.33 1/3 par value	175,558,517 shares
Class B Common Stock, $.33 1/3 par value	20,202,160 shares

Forest City Enterprises, Inc. and Subsidiaries

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	April 30, 2013
	(Unaudited)	January 31, 2013
	(in thousands)
Assets
Real Estate
Completed rental properties	$8,721,388	$8,631,542
Projects under construction and development	1,331,899	1,326,703
Land held for development and sale	68,139	65,059
Total Real Estate	10,121,426	10,023,304
Less accumulated depreciation	(1,702,143)	(1,654,632)
Real Estate, net – (variable interest entities $1,366.7 million and $1,416.9 million, respectively)	8,419,283	8,368,672
Cash and equivalents – (variable interest entities $13.3 million and $14.2 million, respectively)	260,961	333,220
Restricted cash and escrowed funds – (variable interest entities $162.2 million and $114.9 million, respectively)	412,519	410,414
Notes and accounts receivable, net	454,527	426,200
Investments in and advances to unconsolidated entities	428,701	456,628
Other assets – (variable interest entities $86.6 million and $92.5 million, respectively)	603,544	614,592
Land held for divestiture	3,651	2,706
Total Assets	$10,583,186	$10,612,432
Liabilities and Equity
Liabilities
Mortgage debt and notes payable, nonrecourse – (variable interest entities $594.1 million and $624.1 million, respectively)	$5,732,268	$5,738,960
Bank revolving credit facility	45,000	—
Senior and subordinated debt – (variable interest entities $29.0 million as of each period)	841,335	1,032,969
Accounts payable, accrued expenses and other liabilities – (variable interest entities $83.1 million and $76.2 million, respectively)	1,091,433	1,093,963
Cash distributions and losses in excess of investments in unconsolidated entities	295,529	292,727
Deferred income taxes	464,816	474,406
Mortgage debt and notes payable, nonrecourse of land held for divestiture	1,577	1,700
Total Liabilities	8,471,958	8,634,725
Redeemable Noncontrolling Interest	238,942	239,136
Commitments and Contingencies	—	—
Equity
Shareholders’ Equity
Preferred stock – 7.0% Series A cumulative perpetual convertible, without par value, $50 liquidation preference; 6,400,000 shares authorized; 0 and 211,038 shares issued and outstanding, respectively	—	10,552
Preferred stock – without par value; 13,600,000 shares authorized; no shares issued	—	—
Common stock – $.33 1/3 par value
Class A, 371,000,000 shares authorized, 174,323,829 and 163,729,240 shares issued and 173,373,837 and 163,722,658 shares outstanding, respectively	58,108	54,576
Class B, convertible, 56,000,000 shares authorized, 20,216,683 and 20,235,273 shares issued and outstanding, respectively; 26,257,961 issuable	6,739	6,745
Total common stock	64,847	61,321
Additional paid-in capital	1,060,382	932,045
Retained earnings	556,732	576,285
Less treasury stock, at cost; 949,992 and 6,582 Class A shares, respectively	(16,116)	(108)
Shareholders’ equity before accumulated other comprehensive loss	1,665,845	1,580,095
Accumulated other comprehensive loss	(102,808)	(103,203)
Total Shareholders’ Equity	1,563,037	1,476,892
Noncontrolling interest	309,249	261,679
Total Equity	1,872,286	1,738,571
Total Liabilities and Equity	$10,583,186	$10,612,432

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,
	2013	2012
	(in thousands, except per share data)
Revenues from real estate operations	$305,615	$287,295
Expenses
Operating expenses	207,804	162,986
Depreciation and amortization	69,495	50,474
	277,299	213,460
Interest expense	(87,418)	(56,068)
Amortization of mortgage procurement costs	(2,688)	(2,756)
Loss on extinguishment of debt	(5,238)	(719)
Interest and other income	11,017	10,669
Net gain on land held for divestiture activity	452	—
Earnings (loss) before income taxes	(55,559)	24,961
Income tax expense (benefit)
Current	(352)	276
Deferred	(14,870)	9,572
	(15,222)	9,848
Equity in earnings of unconsolidated entities	5,850	3,773
Net loss on land held for divestiture activity of unconsolidated entities	(147)	—
	5,703	3,773
Earnings (loss) from continuing operations	(34,634)	18,886
Discontinued operations, net of tax:
Operating earnings (loss) from rental properties	(2)	362
Impairment of real estate	—	(845)
Gain on disposition of rental properties	15,562	5,370
	15,560	4,887
Net earnings (loss)	(19,074)	23,773
Noncontrolling interests
Loss from continuing operations attributable to noncontrolling interests	5,544	20
Earnings from discontinued operations attributable to noncontrolling interests	(5,838)	(1,041)
	(294)	(1,021)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	(19,368)	22,752
Preferred dividends	(185)	(3,850)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(19,553)	$18,902
Basic earnings (loss) per common share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	$(0.16)	$0.09
Earnings from discontinued operations attributable to Forest City Enterprises, Inc. common shareholders	0.05	0.02
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(0.11)	$0.11
Diluted earnings (loss) per common share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	$(0.16)	$0.09
Earnings from discontinued operations attributable to Forest City Enterprises, Inc. common shareholders	0.05	0.02
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(0.11)	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Net earnings (loss)	$(19,074)	$23,773
Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on investment securities (net of tax of $(84) and $2, respectively)	132	(5)
Foreign currency translation adjustments (net of tax of $100 and $(89), respectively)	(158)	142
Unrealized net gains on interest rate derivative contracts (net of tax of $(266) and $(3,786), respectively)	425	5,988
Total other comprehensive income, net of tax	399	6,125
Comprehensive income (loss)	(18,675)	29,898
Comprehensive income attributable to noncontrolling interest	(290)	(1,025)
Total comprehensive income (loss) attributable to Forest City Enterprises, Inc.	$(18,965)	$28,873

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Equity
(Unaudited)

											Accumulated
	Preferred Stock		Common Stock				Additional				Other
	Series A		Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interest	Total
	(in thousands)
Balances at January 31, 2012	4,400	$220,000	148,336	$49,445	20,935	$6,978	$740,988	$571,989	108	$(1,874)	$(120,460)	$284,806	$1,751,872
Net earnings, net of $9,785 attributable to redeemable noncontrolling interest								36,425				9,631	46,056
Other comprehensive income, net of tax											17,257	(27)	17,230
Purchase of treasury stock									129	(1,963)			(1,963)
Conversion of Class B to Class A shares			700	233	(700)	(233)							—
Issuance of Class A shares in exchange for Series A preferred stock	(4,189)	(209,448)	13,852	4,617			201,530	(19,069)					(22,370)
Restricted stock vested			519	173			(173)						—
Exercise of stock options			322	108			4,531		(230)	3,729			8,368
Preferred stock dividends								(13,060)					(13,060)
Stock-based compensation							14,751						14,751
Excess income tax deficiency from stock-based compensation							(961)						(961)
Redeemable noncontrolling interest adjustment							(8,424)						(8,424)
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries							(20,197)					(7,138)	(27,335)
Contributions from noncontrolling interests												1,886	1,886
Distributions to noncontrolling interests												(27,680)	(27,680)
Change to equity method of accounting for subsidiaries												(724)	(724)
Other changes in noncontrolling interests												925	925
Balances at January 31, 2013	211	$10,552	163,729	$54,576	20,235	$6,745	$932,045	$576,285	7	$(108)	$(103,203)	$261,679	$1,738,571
Net loss, net of $6,499 attributable to redeemable noncontrolling interest								(19,368)				6,793	(12,575)
Other comprehensive income, net of tax											395	4	399
Purchase of treasury stock									180	(3,167)			(3,167)
Conversion of Class B to Class A shares			19	6	(19)	(6)							—
Issuance of Class A shares in exchange for Series A preferred stock	(110)	(5,489)	363	121			5,368						—
Redemption of Series A preferred stock	(101)	(5,063)											(5,063)
Proceeds from settlement of equity call hedge related to issuance of preferred stock							23,099		765	(12,868)			10,231
Issuance of Class A shares in exchange for Puttable Equity-Linked Senior Notes due 2014			9,550	3,183			132,258						135,441
Restricted stock vested			597	200			(200)						—
Exercise of stock options			66	22			993		(2)	27			1,042
Preferred stock dividends								(185)					(185)
Stock-based compensation							5,252						5,252
Excess income tax deficiency from stock-based compensation							(128)						(128)
Redeemable noncontrolling interest adjustment							(6,305)						(6,305)
Acquisition of partner's noncontrolling interest in consolidated subsidiary							(6,000)						(6,000)
Contributions from noncontrolling interests												21,000	21,000
Distributions to noncontrolling interests												(5,128)	(5,128)
Change to equity method of accounting for subsidiaries												(1,518)	(1,518)
Adjustment due to change in ownership of consolidated subsidiaries							(26,000)					26,000	—
Other changes in noncontrolling interests												419	419
Balances at April 30, 2013	—	$—	174,324	$58,108	20,216	$6,739	$1,060,382	$556,732	950	$(16,116)	$(102,808)	$309,249	$1,872,286

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaires
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Net earnings (loss)	$(19,074)	$23,773
Depreciation and amortization	69,495	50,474
Amortization of mortgage procurement costs	2,688	2,756
Write-offs of abandoned development projects	81	447
Loss on extinguishment of debt	5,238	719
Net gain on land held for divestiture activity	(452)	—
Deferred income tax expense (benefit)	(14,870)	9,572
Equity in earnings of unconsolidated entities	(5,850)	(3,773)
Net loss on land held for divestiture activity of unconsolidated entities	147	—
Stock-based compensation expense	3,434	2,528
Amortization and mark-to-market adjustments of derivative instruments	2,801	(3,133)
Non-cash interest expense related to Senior Notes	133	81
Cash distributions from operations of unconsolidated entities	11,407	16,014
Discontinued operations:
Depreciation and amortization	118	2,359
Amortization of mortgage procurement costs	—	113
Loss on extinguishment of debt	40	—
Impairment of real estate	—	1,381
Deferred income tax expense	4,904	1,891
Gain on disposition of rental properties	(21,882)	(8,879)
Cost of sales of land included in projects under construction and development and completed rental properties	4,974	2,825
Increase in land held for development and sale	(5,694)	(5,337)
Increase in land held for divestiture	(188)	—
(Increase) decrease in notes and accounts receivable	(15,482)	22,527
Decrease in other assets	6,968	4,098
Increase in accounts payable, accrued expenses and other liabilities	(12,606)	(42,338)
Net cash provided by operating activities	16,330	78,098
Cash Flows from Investing Activities
Capital expenditures	(120,390)	(196,354)
Payment of lease procurement costs	(2,350)	(2,049)
(Increase) decrease in other assets	(8,686)	4,662
(Increase) decrease in restricted cash and escrowed funds used for investing purposes	(2,105)	157,402
Proceeds from disposition of rental properties	22,399	8,642
Decrease (increase) in investments in and advances to unconsolidated entities	23,539	(21,645)
Net cash used in investing activities	(87,593)	(49,342)
Cash Flows from Financing Activities
Proceeds from nonrecourse mortgage debt and notes payable	70,450	210,957
Principal payments on nonrecourse mortgage debt and notes payable	(63,320)	(157,733)
Borrowings on bank revolving credit facility	88,450	75,000
Payments on bank revolving credit facility	(43,450)	(75,000)
Payment of inducements related to exchange of Senior Notes due 2014 for Class A common stock	(4,762)	—
Payment of transaction costs related to exchange of Senior Notes due 2014 for Class A common stock	(2,300)	—
Payment of Senior Notes due 2015	(53,253)	—
Payment of deferred financing costs	(5,541)	(4,132)
Purchase of treasury stock	(3,167)	(1,182)
Exercise of stock options	1,042	6
Redemption of Series A preferred stock	(5,063)	—
Proceeds from equity call hedge related to the issuance of Series A preferred stock	10,231	—
Dividends paid to preferred shareholders	(185)	(3,850)
Contributions from noncontrolling interests	21,000	64
Distributions to noncontrolling interests	(5,128)	(2,694)
Acquisitions of noncontrolling interests	(6,000)	—
Net cash (used in) provided by financing activities	(996)	41,436
Net (decrease) increase in cash and equivalents	(72,259)	70,192
Cash and equivalents at beginning of period	333,220	217,486
Cash and equivalents at end of period	$260,961	$287,678

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaires
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental Non-Cash Disclosures:
The following table represents a summary of non-cash transactions including, but not limited to, acquisitions of partners' noncontrolling interests, dispositions of properties whereby the nonrecourse mortgage debt is assumed by the buyer, exchange of senior and subordinated debt for Class A common stock, conversion of Series A preferred stock to Class A common stock, changes in consolidation methods due to the occurrence of certain triggering events, change in construction payables, reclassification prior to sale of outlot land parcels from projects under construction and development or completed rental properties to land held for sale and the capitalization of stock-based compensation granted to employees directly involved with the development and construction of real estate.

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Operating Activities
Increase in land held for development and sale	$(2,671)	$(1,350)
(Increase) decrease in notes and accounts receivable	(5,039)	2,535
Decrease in other assets	18	1,869
Increase in accounts payable, accrued expenses and other liabilities	6,013	7,533
Total effect on operating activities	$(1,679)	$10,587
Investing Activities
Decrease (increase) in projects under construction and development	$1,846	$(14,713)
Decrease in completed rental properties	9,450	26,995
Decrease in restricted cash and escrowed funds	—	49
Decrease (increase) in investments in and advances to affiliates	207	(809)
Total effect on investing activities	$11,503	$11,522
Financing Activities
Decrease in nonrecourse mortgage debt and notes payable	$(9,645)	$(22,871)
Decrease in senior and subordinated debt	(138,514)	—
Increase in treasury stock	(12,868)	—
Decrease in preferred stock	(5,489)	—
Increase in Class A common stock	3,304	—
Increase (decrease) in additional paid-in capital	122,178	(1,116)
Increase in redeemable noncontrolling interest	6,305	2,980
Increase (decrease) in noncontrolling interest	24,905	(1,102)
Total effect on financing activities	$(9,824)	$(22,109)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies
Basis of Presentation
The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended January 31, 2013, as amended on Form 10-K/A on April 30, 2013. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In management's opinion, all adjustments necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
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
In April 2013, management approved a plan to demolish Ten MetroTech Center, an office building in Brooklyn, New York, to clear the land for a residential project at that site. Due to the new development plan, the estimated useful life of Ten MetroTech Center was adjusted to expire at the anticipated scheduled demolition date in September 2013, which resulted in $2,025,000 of accelerated depreciation expense recognized in the Consolidated Statements of Operations during the three months ended April 30, 2013.
Reclassifications
During the year ended January 31, 2013, the Company determined that Barclays Center (the "Arena"), a sports and entertainment arena located in Brooklyn, New York, met the criteria for a reportable operating segment. Therefore, the segment reporting disclosures related to Barclays Center as of and for the three months ended April 30, 2012 have been reclassified from the Commercial Group segment to the Arena segment (see Note O – Segment Information). Certain other prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.
Variable Interest Entities
The Company’s VIEs consist of joint ventures that are engaged in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, a hotel and The Nets, a member of the National Basketball Association (“NBA”). As of April 30, 2013, the Company determined that it was the primary beneficiary of 31 VIEs representing 23 properties, which are consolidated. The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of April 30, 2013, the Company held variable interests in 59 VIEs for which it is not the primary beneficiary, which are unconsolidated. The maximum exposure to loss as a result of the ownership of these unconsolidated VIEs is limited to the Company’s applicable investment balances, which approximates $65,000,000 at April 30, 2013. In addition, as of April 30, 2013, the Company consolidates a VIE which holds collateralized borrowings of $29,000,000, which the Company has guaranteed.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”):

	April 30, 2013	January 31, 2013
	(in thousands)
Unrealized losses on securities	$124	$340
Unrealized (gains) losses on foreign currency translation	189	(69)
Unrealized losses on interest rate contracts (1)	167,806	168,497
	168,119	168,768
Income tax benefit	(65,132)	(65,382)
Noncontrolling interest	(179)	(183)
Accumulated Other Comprehensive Loss	$102,808	$103,203

(1)
Included in the amounts as of April 30 and January 31, 2013 are $126,171 and $126,506, respectively, of unrealized losses on an interest rate swap associated with New York Times, an office building in Manhattan, New York, on its nonrecourse mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all-in lender interest rate of 6.40% (5.50% swap rate plus 0.90% lender spread) and expires in September 2017.

The following table summarizes the changes, net of tax and noncontrolling interest, of accumulated OCI by component for the three months ended April 30, 2013:

	Securities	Foreign Currency Translation	Interest Rate Contracts	Total
	(in thousands)
Balance, February 1, 2013	$(208)	$42	$(103,037)	$(103,203)
OCI before reclassifications	132	(158)	(190)	(216)
Loss reclassified from accumulated OCI	—	—	611	611
Total other comprehensive income	132	(158)	421	395
Balance, April 30, 2013	$(76)	$(116)	$(102,616)	$(102,808)
The following table summarizes losses reclassified from accumulated OCI and their location on the Consolidated Statements of Operations for the three months ended April 30, 2013:

Accumulated OCI Components	Loss Reclassified from Accumulated OCI	Location on Consolidated Statements of Operations
(in thousands)
Interest rate contracts	$954	Interest Expense
Interest rate contracts	45	Equity in loss of unconsolidated entities
	999	Total before income tax and noncontrolling interest
	(384)	Income tax benefit
	(4)	Noncontrolling interest
	$611	Loss reclassified from accumulated OCI
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

New Accounting Guidance
The following accounting pronouncements were adopted during the three months ended April 30, 2013:
In February 2013, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance for the reporting of amounts reclassified out of accumulated OCI. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated OCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. The required disclosures upon adoption of this guidance on February 1, 2013 are included in the Company’s consolidated financial statements.
In July 2012, the FASB issued an amendment to the accounting guidance on testing indefinite-lived intangible assets for impairment. This guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is not more likely than not that the asset is impaired, then the entity is not required to take further action. If an entity concludes otherwise, it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative test by comparing the fair value with the carrying amount. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance on February 1, 2013 did not have a material impact on the Company’s consolidated financial statements.
In December 2011, the FASB issued an amendment to the accounting guidance on derecognition of in substance real estate. This guidance specifies that when a parent company (reporting entity) ceases to have a controlling financial interest (as described in the accounting guidance on consolidation) in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance on property, plant and equipment to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. This guidance is effective for fiscal years and interim reporting periods within those years, beginning on or after June 15, 2012. The adoption of this guidance on February 1, 2013 did not impact the Company’s consolidated financial statements or their comparability to previously issued financial statements as the guidance in this amendment is consistent with the Company's previous accounting policies.
In December 2011, the FASB issued an amendment to the accounting guidance that requires entities to disclose both gross and net information on financial instruments and transactions eligible for offset on the balance sheets and financial instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued guidance clarifying that the scope of disclosures about offsetting assets and liabilities should apply only to derivatives and hedging instruments. This guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013. The adoption of this guidance on February 1, 2013 did not have a material impact on the Company’s consolidated financial statements.

B. Mortgage Debt and Notes Payable, Nonrecourse
The following table summarizes the mortgage debt and notes payable, nonrecourse maturities, including balances associated with land held for divestiture, as of April 30, 2013:

Fiscal Years Ending January 31,	Total Maturities
(in thousands)
2014	$759,801
2015	983,656
2016	478,938
2017	366,470
2018	1,203,220
Thereafter	1,941,760
Total	$5,733,845

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

C. Bank Revolving Credit Facility
In February 2013, the Company entered into a Fourth Amended and Restated Credit Agreement and a Fourth Amended and Restated Guaranty of Payment of Debt (collectively, the “Credit Facility”) which provides total available borrowings of $465,000,000, subject to certain reserve commitments to be established, as applicable, on certain dates to be used to retire certain of the Company's Senior Notes that become due during the term of the amendment, and provides an accordion provision allowing the Company to increase its total borrowings to $500,000,000 upon satisfaction of certain conditions set forth in the Credit Facility. The Credit Facility matures on February 21, 2016 and provides for one, 12-month extension option, subject to certain conditions. Borrowings bear interest at London Interbank Offered Rate ("LIBOR") plus 3.50%. Up to $100,000,000 of the available borrowings may be used, in the aggregate, for letters of credit and/or surety bonds. The Credit Facility has a number of restrictive covenants, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that the Company may incur and restrictions on the pledging of ownership interests in subsidiaries. In addition, the amendment permits the Company to repurchase up to $100,000,000 of Class A Common Stock and to declare or pay dividends in an amount not to exceed $24,000,000 in the aggregate in any four fiscal quarter period to Class A or B common shareholders, subject to certain conditions. Additionally, the Credit Facility contains certain development limitations and financial covenants, including the maintenance of minimum liquidity, certain debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as specified in the Credit Facility). At April 30, 2013, the Company was in compliance with all of these financial covenants.
The Company also has a Second Amended Pledge Agreement (“Pledge Agreement”) with the banks party to the Credit Facility. The Pledge Agreement secures the Company’s obligations under the Credit Facility by granting a security interest to the bank group in its right, title and interest as a member, partner, shareholder or other equity holder of certain direct subsidiaries, including, but not limited to, its right to receive profits, proceeds, accounts, income, dividends, distributions or return of capital from such subsidiaries, to the extent the granting of such security interest would not result in a default under project level financing or the organizational documents of such subsidiary.
The following table summarizes the available credit on the Credit Facility:

	April 30, 2013	January 31, 2013
	(in thousands)
Maximum borrowings	$465,000	$450,000
Less outstanding balances:
Borrowings	45,000	—
Letters of credit	66,756	67,456
Surety bonds	—	—
Available credit	$353,244	$382,544

D. Senior and Subordinated Debt
The following table summarizes the Company’s senior and subordinated debt:

	April 30, 2013	January 31, 2013
	(in thousands)
Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	$61,006	$199,457
7.625% Senior Notes due 2015	—	53,253
5.000% Convertible Senior Notes due 2016	50,000	50,000
6.500% Senior Notes due 2017	132,144	132,144
4.250% Convertible Senior Notes due 2018	350,000	350,000
7.375% Senior Notes due 2034, net of discount	219,185	219,115
Total Senior Notes	812,335	1,003,969
Subordinated Debt:
Subordinate Tax Revenue Bonds due 2013	29,000	29,000
Total Senior and Subordinated Debt	$841,335	$1,032,969

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

On April 16, 2013, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 3.625% Puttable Equity-Linked Senior Notes due 2014 ("2014 Senior Notes") to exchange such notes for Class A common stock. Under the terms of the agreements, holders agreed to exchange $138,853,000 in aggregate principal amount of 2014 Senior Notes for a total of 9,549,721 shares of Class A common stock and a cash payment of $4,860,000 for additional exchange consideration, accrued interest and in lieu of fractional shares. The number of shares of Class A common stock issued in exchange for the 2014 Senior Notes equaled the number of shares into which the 2014 Senior Notes were currently convertible. Under the accounting guidance for induced conversions of convertible debt, the additional amounts paid to induce the holders to exchange their 2014 Senior Notes was expensed, resulting in a non-tax deductible loss of $4,762,000 during the three months ended April 30, 2013, which is recorded as extinguishment of debt.
On May 31, 2013, pursuant to the terms of the Indenture governing the 2014 Senior Notes, the Company issued notice that the put rights associated with the 2014 Senior Notes will terminate on June 20, 2013. Holders electing to put their 2014 Senior Notes between May 31, 2013 and June 20, 2013 will receive 68.7758 shares of the Company's Class A common stock per $1,000 principal amount of 2014 Senior Notes and a coupon make-whole interest payment to, but excluding, October 15, 2013. The Company intends to make the coupon make-whole payment in cash. At the time of the notice, there was $61,147,000 aggregate principal amount of the 2014 Senior Notes outstanding.
On March 29, 2013, in accordance with the terms of the indenture dated as of May 19, 2003, the Company redeemed all of the remaining $53,253,000 principal amount of its outstanding 7.625% Senior Notes due 2015 at par value.
All of the Company’s senior notes are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to all existing and future secured indebtedness and other liabilities of the Company’s subsidiaries to the extent of the value of the collateral securing such other debt, including the Credit Facility. The indentures governing the senior notes contain covenants providing, among other things, limitations on incurring additional debt and payment of dividends. At April 30, 2013, the Company was in compliance with these financial covenants.

E. Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned impact on earnings and cash flows that may be caused by interest rate volatility. The Company’s strategy includes the use of interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. The Company enters into interest rate swaps to convert certain floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions, or forward starting swaps to hedge the changes in benchmark interest rates on forecasted financings. The Company enters into interest rate swap agreements for hedging purposes for periods that are generally one to ten years. Option products utilized include interest rate caps, floors and Treasury options. The use of these option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt. The caps and floors have typical durations ranging from one to three years while the Treasury options are for periods of five to ten years. The Company does not have any forward starting swaps or Treasury options outstanding at April 30, 2013.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The amount of ineffectiveness charged to earnings was insignificant for each period presented. As of April 30, 2013, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $26,434,000, net of tax. However, the actual amount reclassified could vary due to future changes in fair value of these derivatives.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value Hedges of Interest Rate Risk
From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held by the Company and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require the Company and/or the Joint Ventures to pay a variable rate, generally equivalent to the Securities Industry and Financial Markets Association ("SIFMA") rate plus a spread. At April 30, 2013, the SIFMA rate was 0.22%. Additionally, the Company and/or the Joint Ventures have guaranteed the fair value of the underlying borrowings. Any fluctuation in the value of the TRS is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact to the Company and/or the Joint Ventures. At April 30, 2013, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $257,365,000. The underlying TRS borrowings are subject to a fair value adjustment (see Note F – Fair Value Measurements).
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

	Fair Value of Derivative Instruments
	April 30, 2013
	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Accounts Payable, Accrued Expenses and Other Liabilities)
	Current Notional	Fair Value	Current Notional	Fair Value
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate caps	$—	$—	$—	$—
Interest rate swap agreements	—	—	1,019,650	128,552
TRS	18,970	946	238,395	10,990
Total	$18,970	$946	$1,258,045	$139,542
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$478,024	$18	$—	$—
Interest rate swap agreements	—	—	—	—
TRS	140,800	19,359	39,452	16,151
Total	$618,824	$19,377	$39,452	$16,151

	January 31, 2013
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate caps	$—	$—	$—	$—
Interest rate swap agreements	—	—	1,019,920	129,522
TRS	28,000	965	238,395	10,915
Total	$28,000	$965	$1,258,315	$140,437
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$479,085	$7	$—	$—
Interest rate swap agreements	18,877	241	—	—
TRS	140,800	20,101	39,562	15,287
Total	$638,762	$20,349	$39,562	$15,287

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in earnings (loss) of unconsolidated entities and interest expense in the Consolidated Statements of Operations:

		Gain (Loss) Reclassified from Accumulated OCI
Derivatives Designated as Cash Flow Hedging Instruments	Gain (Loss) Recognized in OCI (Effective Portion)	Location on Consolidated Statements of Operations	Effective Amount	Ineffective Amount
	(in thousands)
Three Months Ended April 30, 2013
Interest rate caps, interest rate swaps and Treasury options	$(312)	Interest expense	$(954)	$—
Interest rate caps, interest rate swaps and Treasury options	—	Equity in earnings (loss) of unconsolidated entities	(47)	2
Total	$(312)		$(1,001)	$2
Three Months Ended April 30, 2012
Interest rate caps, interest rate swaps and Treasury options	$8,725	Interest expense	$(967)	$—
Interest rate caps and Treasury options	—	Equity in earnings (loss) of unconsolidated entities	(88)	2
Total	$8,725		$(1,055)	$2
The following table presents the impact of gains and losses in the Consolidated Statements of Operations related to derivative instruments:

	Net Gain (Loss) Recognized
	Three Months Ended April 30,
	2013	2012
	(in thousands)
Derivatives Designated as Fair Value Hedging Instruments
TRS (1)	$(94)	$(145)
Derivatives Not Designated as Hedging Instruments
Interest rate caps and interest rate swaps	$(242)	$(205)
TRS	(1,606)	4,303
Total	$(1,848)	$4,098

(1)
The net gain (loss) recognized in interest expense from the change in fair value of the underlying TRS borrowings was $94 and $145 for the three months ended April 30, 2013 and 2012, respectively, offsetting the gain (loss) recognized on the TRS (see Note F – Fair Value Measurements).

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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

As of April 30, 2013, the aggregate fair value of all derivative instruments in a liability position, prior to the adjustment for nonperformance risk of $11,557,000, is $167,250,000. The Company had posted collateral consisting primarily of cash and notes receivable of $87,849,000 related to all derivative instruments. If all credit risk contingent features underlying these agreements had been triggered on April 30, 2013, the Company would have been required to post collateral of the full amount of the liability position.

F. Fair Value Measurements
The Company’s financial assets and liabilities subject to fair value measurements are interest rate caps, interest rate swap agreements, TRS and borrowings subject to TRS (see Note E – Derivative Instruments and Hedging Activities). The Company’s impairment of real estate and unconsolidated entities is also subject to fair value measurements (see Note K – Impairment of Real Estate, Impairment of Unconsolidated Entities and Write-Off of Abandoned Development Projects and Note M – Discontinued Operations and Gain on Disposition of Rental Properties).
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

	Fair Value Measurements
	April 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate caps	$—	$18	$—	$18
Interest rate swap agreements (negative fair value)	—	(2,381)	(126,171)	(128,552)
TRS (positive fair value)	—	—	20,305	20,305
TRS (negative fair value)	—	—	(27,141)	(27,141)
Fair value adjustment to the borrowings subject to TRS	—	—	10,044	10,044
Redeemable noncontrolling interest	—	—	(238,942)	(238,942)
Total	$—	$(2,363)	$(361,905)	$(364,268)

	January 31, 2013
	(in thousands)
Interest rate caps	$—	$7	$—	$7
Interest rate swap agreements (positive fair value)	—	241	—	241
Interest rate swap agreements (negative fair value)	—	(3,016)	(126,506)	(129,522)
TRS (positive fair value)	—	—	21,066	21,066
TRS (negative fair value)	—	—	(26,202)	(26,202)
Fair value adjustment to the borrowings subject to TRS	—	—	9,950	9,950
Redeemable noncontrolling interest	—	—	(239,136)	(239,136)
Total	$—	$(2,768)	$(360,828)	$(363,596)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents a reconciliation of all financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements
	Redeemable Noncontrolling Interest	Interest Rate Swaps	Net TRS	Fair value adjustment to the borrowings subject to TRS	Total TRS Related	Total
	(in thousands)
Three Months Ended April 30, 2013
Balance, February 1, 2013	$(239,136)	$(126,506)	$(5,136)	$9,950	$4,814	$(360,828)
Loss attributable to redeemable noncontrolling interest	6,499	—	—	—	—	6,499
Total realized and unrealized gains (losses):
Included in earnings	—	—	(1,700)	94	(1,606)	(1,606)
Included in other comprehensive income	—	335	—	—	—	335
Included in additional paid-in capital	(6,305)	—	—	—	—	(6,305)
Balance, April 30, 2013	$(238,942)	$(126,171)	$(6,836)	$10,044	$3,208	$(361,905)
Three Months Ended April 30, 2012
Balance, February 1, 2012	$(229,149)	$(143,303)	$(15,013)	$9,180	$(5,833)	$(378,285)
Loss attributable to redeemable noncontrolling interest	1,691	—	—	—	—	1,691
Total realized and unrealized gains (losses):
Included in earnings	—	—	4,158	145	4,303	4,303
Included in other comprehensive income	—	6,786	—	—	—	6,786
Included in additional paid-in capital	(2,980)	—	—	—	—	(2,980)
Balance, April 30, 2012	$(230,438)	$(136,517)	$(10,855)	$9,325	$(1,530)	$(368,485)
The following table presents quantitative information about the significant unobservable inputs used to estimate the fair value of financial instruments measured on a recurring basis as of April 30, 2013.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value April 30, 2013	Valuation Technique	Unobservable Input	Input Values
	(in thousands)
Credit valuation adjustment of interest rate swap	$11,517	Potential future exposure	Credit spread	4.25%
TRS	$(6,837)	Bond quote	Discount rate	N/A(1)
			Capitalization rate	N/A(1)
Fair value adjustment to the borrowings subject to TRS	$10,044	Bond quote	Discount rate	N/A(1)
			Capitalization rate	N/A(1)
Redeemable noncontrolling interest	$(238,942)	Discounted cash flows	Discount rate	9.3%

(1)	The Company does not have access to certain significant unobservable inputs used by these third parties to determine these fair values.
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
Fair Value of Other Financial Instruments
The carrying amount of notes and accounts receivable and accounts payable, accrued expenses and other liabilities approximates fair value based upon the short-term nature of the instruments. The Company estimates the fair value of its debt instruments by discounting future cash payments at interest rates that the Company believes approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates, recent financing transactions and loan to value ratios. The fair value of the Company’s debt instruments is classified as Level 3 in the fair value hierarchy.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the fair value of nonrecourse mortgage debt and notes payable exclusive of the fair value of derivatives, bank revolving facility, senior and subordinated debt and nonrecourse mortgage debt and notes payable of land held for divestiture:

	April 30, 2013		January 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Fixed Rate Debt	$4,559,358	$5,029,752	$4,791,113	$5,147,849
Variable Rate Debt	2,060,822	1,997,302	1,982,516	1,940,374
Total	$6,620,180	$7,027,054	$6,773,629	$7,088,223

G. Stock-Based Compensation
During the three months ended April 30, 2013, the Company granted 241,860 stock options, 653,447 shares of restricted stock and 299,460 performance shares under the Company’s 1994 Stock Plan. The stock options had a grant-date fair value of $10.97, which was computed using the Black-Scholes option-pricing model with the following assumptions: expected term of 5.5 years, expected volatility of 74.1%, risk-free interest rate of 0.8%, and expected dividend yield of 0%. The exercise price of the options is $17.60, which was the closing price of the underlying Class A common stock on the date of grant. The restricted stock had a grant-date fair value of $17.60 per share, which was the closing price of the Class A common stock on the date of grant. The performance shares had a grant-date fair value of $17.78 per share, which was computed using a Monte Carlo simulation.
At April 30, 2013, there was $5,524,000 of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.71 years, $25,584,000 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 2.97 years, and $9,205,000 of unrecognized compensation cost related to performance shares that is expected to be recognized over a weighted-average period of 3.21 years.
The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Stock option costs	$1,335	$1,602
Restricted stock costs	3,406	2,830
Performance share costs	511	99
Total stock-based compensation costs	5,252	4,531
Less amount capitalized into qualifying real estate projects	(1,818)	(2,003)
Amount charged to operating expenses	3,434	2,528
Depreciation expense on capitalized stock-based compensation	240	207
Total stock-based compensation expense	$3,674	$2,735
Deferred income tax benefit	$1,354	$991
The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the three months ended April 30, 2013 and 2012 was $973,000 and $726,000, respectively.
In connection with the vesting of restricted stock during the three months ended April 30, 2013 and 2012, the Company repurchased into treasury 179,907 shares and 78,844 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $3,167,000 and $1,182,000, respectively.

H. Commercial Group Land Sale
On January 31, 2011, the Company closed on the sale of an approximate 10 acre land parcel and air rights to Rock Ohio Caesars Cleveland, LLC for development of a casino in downtown Cleveland for a sales price of $40,000,000. As of January 31, 2012, the Company received total cash deposits of $7,000,000 of the purchase price. The minimum initial investment still had not been met and accordingly, the cash deposits were recorded as a deposit liability under the deposit method in accordance with accounting guidance for sales of real estate and included in accounts payable, accrued expenses and other liabilities at January 31, 2012.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ended April 30, 2012, the Company received the remaining cash proceeds of $33,000,000. With receipt of this payment, the buyer’s initial and continuing investment on the sale of this parcel was adequate for gain recognition under the full accrual method in accordance with accounting guidance for sales of real estate. As such, the entire sales price is included in revenues from real estate operations and the related cost of land is included in operating expenses, resulting in a gain on sale of $36,484,000 during the three months ended April 30, 2012.

I. Land Held for Divestiture
On January 31, 2012, the Board of Directors of the Company approved a strategic decision by senior management to reposition portions of the Company's investment in the Land Development Group as part of a greater focus on core rental properties in core markets. Accordingly, the consolidated land assets associated with the land divestiture effort and related nonrecourse mortgage debt have been reclassified as land held for divestiture on the Consolidated Balance Sheets at April 30 and January 31, 2013.
During the three months ended April 30, 2012, the Company established an execution strategy relating to the land divestiture effort. For land projects that are not wholly-owned, the initial strategy was to negotiate with current partners to sell the Company's partnership interests to them, or acquire theirs, which would enable the Company to go to market with 100% ownership of the land development opportunity. The Company began preliminary discussions with numerous potential buyers ranging from large national investment funds to regional land developers as part of the divestiture strategy. During the remainder of 2012, the Company closed on the divestiture of the majority of land projects.
During the three months ended April 30, 2013, the Company continued to divest its remaining land held for divestiture. As of April 30, 2013, the Company has $3,651,000 of remaining carrying value in land held for divestiture. Ongoing negotiations continue on the few remaining land projects.
The Company recorded the land held for divestiture activity for fully consolidated land projects and those accounted for on the equity method of accounting on their own separate financial statement line items in the Consolidated Statements of Operations. These activities primarily represent sales of bulk land projects held for divestiture and the associated cost of sales.
The following table summarizes the net gain on land held for divestiture activity of consolidated entities:

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Sales of land held for divestiture	$712	$—
Cost of sales of land held for divestiture	(260)	—
Net gain on land held for divestiture activity	$452	$—
The Company's strategic decision to divest a portion of its Land Development Group included certain land development projects accounted for on the equity method. The following table summarizes the net loss on investments in unconsolidated entities which are part of the land divestiture strategy:

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Net loss on sales of land held for divestiture of unconsolidated entities	$(147)	$—
Net loss on land held for divestiture activity of unconsolidated entities	$(147)	$—

J. Income Taxes
Income tax expense (benefit) for the three months ended April 30, 2013 and 2012 was $(15,222,000) and $9,848,000, respectively. The difference in the recorded income tax expense/benefit versus the income tax expense/benefit computed at the statutory federal income tax rate is primarily attributable to state income taxes, changes in state net operating losses, additional general business credits, changes to the valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The Company applies an estimated annual effective tax rate to its year-to-date earnings from operations to derive its tax provision for the quarter. Certain circumstances may arise which make it difficult for the Company to determine a reasonable estimate of its annual effective tax rate for the year. The Company’s projected marginal operating results, which include the gain related to the Commercial Group’s land sales as described in Note H – Commercial Group Land Sale, result in an effective tax rate that changes significantly with small variations in projected income or loss from operations or permanent differences and thus does not provide for a reliable estimate of the estimated annual effective tax rate. Therefore, in computing the Company’s income tax provision for the three months ended April 30, 2012, the Company has excluded the gain on the Commercial Group’s land sales from its estimated annual effective tax rate calculation and has recognized the actual income tax expense related to the gain during the three months ended April 30, 2012.
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
The Company reviews its real estate portfolio, including land held for development and sale, for impairment whenever events or changes indicate that its carrying value may not be recoverable. In cases where the Company does not expect to recover its carrying costs, an impairment charge is recorded. No impairments were recorded for the three months ended April 30, 2013. During the three months ended April 30, 2012, the Company recorded an impairment of $1,381,000 related to an investment in a triple net lease property in Portage, Michigan, which is included in discontinued operations. This impairment represents a write-down to estimated fair value due to a bona fide third-party purchase offer.
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the non-recurring impairment of real estate for the three months ended April 30, 2012:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value April 30, 2012	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
Impairment of real estate	$4,400	Indicative Bid	Indicative Bid	N/A (1)

(1)	This fair value measurement was developed by a third party source, subject to the Company's corroboration for reasonableness.
Impairment of Unconsolidated Entities
The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate that its carrying value in the investments may be in excess of fair value. An equity method investment’s value is impaired if management’s estimate of its fair value is less than the carrying value and the difference is deemed to be other-than-temporary. In order to arrive at the estimates of fair value, the Company uses varying assumptions that may include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, all of which are considered to be Level 3 inputs. For newly opened properties, assumptions also include the timing of initial lease up at the property. In the event the initial lease up assumptions differ from actual results, estimated future discounted cash flows may vary resulting in impairment charges in future periods. The Company recorded no impairments of unconsolidated entities during both the three months ended April 30, 2013 and 2012.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Write-Off of Abandoned Development Projects
On a quarterly basis, the Company reviews each project under development to determine whether it is probable that the project will be developed. If management determines that the project will not be developed, project costs are written off as an abandoned development project cost. The Company abandons projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or third party challenges related to entitlements or public financing. The Company wrote off abandoned development projects of $81,000 and $447,000 during the three months ended April 30, 2013 and 2012, respectively.

L. Loss on Extinguishment of Debt
For the three months ended April 30, 2013 and 2012, the Company recorded $5,238,000 and $719,000, respectively, as loss on extinguishment of debt. The amount for 2013 primarily relates to a non-tax deductible loss of $4,762,000 on the exchange of the 2014 Senior Notes for Class A common stock (See Note D – Senior and Subordinated Debt).

M. Discontinued Operations and Gain on Disposition of Rental Properties
The following table lists rental properties included in discontinued operations:

Property	Location	Square Feet/ Number of Units	Period Disposed	Three Months Ended 4/30/13	Three Months Ended 4/30/12
Commercial Group:
Fairmont Plaza	San Jose, California	335,000 square feet	Q4-2012	—	Yes
White Oak Village	Richmond, Virginia	843,000 square feet	Q3-2012	—	Yes
Quebec Square	Denver, Colorado	739,000 square feet	Q1-2012	—	Yes
Six triple net lease properties	Various	287,000 square feet	Various (1)	Yes	Yes
Residential Group:
Millender Center	Detroit, Michigan	339 units	Q1-2013	Yes	Yes
Emerald Palms	Miami, Florida	505 units	Q4-2012	—	Yes
Southfield	Whitemarsh, Maryland	212 units	Q3-2012	—	Yes

(1)	Includes one triple net lease property disposed of during Q1-2013, three triple net lease properties disposed of during Q3-2012 and two triple net lease properties disposed of during Q2-2012.
The following table summarizes the operating results related to discontinued operations:

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Revenues from real estate operations	$1,068	$9,681
Expenses
Operating expenses	831	4,019
Depreciation and amortization	118	2,359
Impairment of real estate	—	1,381
	949	7,759

Interest expense	(87)	(2,556)
Amortization of mortgage procurement costs	—	(113)
Loss on extinguishment of debt	(40)	—
Interest income	2	10
Gain on disposition of rental properties	21,882	8,879
Earnings before income taxes	21,876	8,142
Income tax expense	6,316	3,255
Earnings from discontinued operations	15,560	4,887
Noncontrolling interest
Gain on disposition of rental properties	5,835	965
Operating earnings from rental properties	3	76
	5,838	1,041
Earnings from discontinued operations attributable to Forest City Enterprises, Inc.	$9,722	$3,846

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the pre-tax gain on disposition of rental properties:

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Millender Center (Apartment Community)	$21,660	$—
Triple net lease property	222	—
Quebec Square (Specialty Retail Center)	—	8,879
	$21,882	$8,879

N. Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The Class A Common Units, which are reflected as noncontrolling interests in the Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Class A Common Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with a put or conversion of the 2014 Senior Notes, 2016 Senior Notes, 2018 Senior Notes and Series A preferred stock is included in the computation of diluted EPS using the if-converted method. The loss from continuing operations attributable to Forest City Enterprises, Inc. for the three months ended April 30, 2013 was allocated solely to holders of common stock as the participating security holders do not share in the losses.
The reconciliation of the basic and diluted EPS computations is shown in the following table.

	Three Months Ended April 30,
	2013	2012
Numerators (in thousands)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc.	$(29,090)	$18,906
Preferred dividends	(185)	(3,850)
Undistributed earnings allocated to participating securities	—	(487)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders ‑ Basic	(29,275)	14,569
Undistributed earnings allocated to participating securities	—	487
Interest on convertible debt	—	1,110
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders ‑ Diluted	$(29,275)	$16,166
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(19,368)	$22,752
Preferred dividends	(185)	(3,850)
Undistributed earnings allocated to participating securities	—	(611)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders ‑ Basic	(19,553)	18,291
Undistributed earnings allocated to participating securities	—	611
Interest on convertible debt	—	1,110
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders ‑ Diluted	$(19,553)	$20,012
Denominators
Weighted average shares outstanding ‑ Basic	184,821,775	169,206,594
Effect of stock options and restricted stock	—	937,272
Effect of convertible debt	—	13,755,158
Effect of convertible Class A Common Units	—	3,646,755
Weighted average shares outstanding ‑ Diluted (1)	184,821,775	187,545,779
Earnings Per Share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders ‑ Basic	$(0.16)	$0.09
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders ‑ Diluted	$(0.16)	$0.09
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders ‑ Basic	$(0.11)	$0.11
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders ‑ Diluted	$(0.11)	$0.11

(1)
Incremental shares from dilutive options, restricted stock, performance shares and convertible securities aggregating 37,714,161 for the three months ended April 30, 2013 were not included in the computation of diluted EPS because their effect is anti-dilutive due to the loss from continuing operations. Weighted-average shares issuable upon the conversion of preferred stock and 2018 and 2016 Senior Notes aggregating 34,294,602 for the three months ended April 30, 2012 were not included in the computation of diluted EPS because their effect is anti-dilutive under the if-converted method. Weighted‑average options, restricted stock and performance shares of 4,145,971 for the three months ended April 30, 2013 and 4,485,328 for the three months ended April 30, 2012 were not included in the computation of diluted EPS because their effect is anti-dilutive under the treasury stock method.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

O. Segment Information
The Company operates through three strategic business units and has six reportable operating segments. The three strategic business units, which represent four reportable operating segments, are the Commercial Group, Residential Group and Land Development Group (collectively, the “Real Estate Groups”). The Commercial Group, the Company’s largest strategic business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. Additionally, it recently constructed and currently operates the Arena, which opened in September 2012 and is being reported as a separate reportable operating segment. The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group owns interests in entities that develop and manage military family housing. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. The remaining two reportable segments are Corporate Activities and The Nets, a member of the NBA in which the Company accounts for its investment on the equity method of accounting. The following tables summarize financial data for the Company’s six reportable operating segments. All amounts in the following tables are presented in thousands.

	April 30, 2013	January 31, 2013
	Identifiable Assets
Commercial Group	$6,953,658	$7,127,228
Residential Group	2,220,798	2,060,892
Arena	998,820	980,321
Land Development Group	258,724	246,873
The Nets(1)	(1,870)	1,111
Corporate Activities	153,056	196,007
	$10,583,186	$10,612,432

	Three Months Ended April 30,		Three Months Ended April 30,
	2013	2012	2013	2012
	Revenues from Real Estate Operations		Operating Expenses
Commercial Group	$181,472	$173,283	$100,804	$87,609
Commercial Group Land Sales	25,600	40,000	15,363	3,516
Residential Group	63,919	61,740	48,578	43,165
Arena	28,697	116	23,951	4,288
Land Development Group	5,927	12,156	5,693	11,677
The Nets	—	—	—	—
Corporate Activities	—	—	13,415	12,731
	$305,615	$287,295	$207,804	$162,986

	Depreciation and Amortization		Interest Expense
Commercial Group	$45,629	$38,094	$53,952	$41,127
Residential Group	13,609	11,944	8,796	3,722
Arena	9,405	—	9,013	(4,127)
Land Development Group	98	107	(102)	1,751
The Nets	—	—	—	—
Corporate Activities	754	329	15,759	13,595
	$69,495	$50,474	$87,418	$56,068

	Interest and Other Income		Capital Expenditures
Commercial Group	$2,004	$3,790	$56,593	$88,552
Residential Group	6,147	4,474	48,869	25,937
Arena	—	—	13,886	81,587
Land Development Group	2,820	2,360	813	42
The Nets	—	—	—	—
Corporate Activities	46	45	229	236
	$11,017	$10,669	$120,390	$196,354

(1)	The identifiable assets of $(1,870) at April 30, 2013 represent losses in excess of the Company's investment basis in The Nets.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The Company uses Funds From Operations (“FFO”) to report its operating results. FFO is a non-GAAP measure as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and is a measure of performance used by publicly traded Real Estate Investment Trusts ("REITs"). Although the Company is not a REIT, management believes it is important to publish this measure to allow for easier comparison of its performance to its peers. FFO is defined by NAREIT as net earnings excluding the following items at the Company’s proportional share: i) gain (loss) on disposition of rental properties, divisions and other investments (net of tax); ii) non-cash charges for real estate depreciation and amortization; iii) impairment of depreciable real estate (net of tax); iv) extraordinary items (net of tax); and v) cumulative or retrospective effect of change in accounting principle (net of tax).
The Company believes that, although its business has many facets such as development, acquisitions, disposals, and property management, the core of its business is the recurring operations of its portfolio of real estate assets. The Company’s Chief Executive Officer, the chief operating decision maker, uses FFO, as presented, to assess performance of its portfolio of real estate assets by reportable operating segment because it provides information on the financial performance of the core real estate portfolio operations. FFO measures the profitability of a real estate segment’s operations of collecting rent, paying operating expenses and servicing its debt.
During 2012 and previous years, the chief operating decision maker used a non-GAAP measure defined as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”). EBDT was similar, but not identical, to FFO. The treatment of deferred taxes is the single biggest difference between EBDT and FFO. The reconciliation for the three months ended April 30, 2012 has been changed to be consistent with the current year's presentation of FFO.
All amounts in the following tables are presented in thousands.
Reconciliation of Net Earnings (Loss) to FFO by Segment:

Three Months Ended April 30, 2013	Commercial Group	Residential Group	Arena	Land Development Group	The Nets	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(4,149)	$18,457	$(7,511)	$2,818	$(2,981)	$(26,187)	$(19,553)
Preferred dividends	—	—	—	—	—	185	185
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(4,149)	$18,457	$(7,511)	$2,818	$(2,981)	$(26,002)	$(19,368)
Depreciation and amortization – Real Estate Groups	54,693	21,105	5,497	38	—	—	81,333
Loss on disposition of unconsolidated entities	1,510	—	—	—	—	—	1,510
Discontinued operations:
Depreciation and amortization – Real Estate Groups	—	107	—	—	—	—	107
Gain on disposition of rental properties	(222)	(15,825)	—	—	—	—	(16,047)
Income tax benefit (expense) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	—	5,608	5,608
FFO	$51,832	$23,844	$(2,014)	$2,856	$(2,981)	$(20,394)	$53,143

Three Months Ended April 30, 2012	Commercial Group	Residential Group	Arena	Land Development Group	The Nets	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$55,910	$10,808	$1,749	$956	$(6,958)	$(43,563)	$18,902
Preferred dividends	—	—	—	—	—	3,850	3,850
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$55,910	$10,808	$1,749	$956	$(6,958)	$(39,713)	$22,752
Depreciation and amortization – Real Estate Groups	47,687	20,226	—	108	—	—	68,021
Discontinued operations:
Depreciation and amortization – Real Estate Groups	1,491	905	—	—	—	—	2,396
Gain on disposition of rental properties	(7,914)	—	—	—	—	—	(7,914)
Impairment of consolidated depreciable real estate	1,381	—	—	—	—	—	1,381
Income tax benefit (expense) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	—	3,052	3,052
Impairment of depreciable real estate	—	—	—	—	—	(536)	(536)
FFO	$98,555	$31,939	$1,749	$1,064	$(6,958)	$(37,197)	$89,152

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

P. Capital Stock
On October 16, 2012 and December 13, 2012, the Company entered into separate, privately negotiated exchange agreements with certain holders of its Series A Cumulative Perpetual Convertible Preferred Stock ("Series A preferred stock") to exchange such stock for shares of the Company's Class A common stock. Under the terms of the agreements, holders exchanged $209,447,600 in aggregate amount of liquidation preference consisting of 4,188,952 shares, of Series A Preferred Stock, for 13,852,435 shares of Class A common stock. The amount of common shares issued was equivalent to the initial conversion price of $15.12 per share of Class A common stock. The Company made aggregate cash payments of $19,069,000 to the holders for additional exchange consideration, including dividends that would have been payable on December 17, 2012 and March 15, 2013. Under the accounting guidance for induced conversions of convertible preferred stock, the cash inducement payments were recorded as a reduction to retained earnings.
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
On March 13, 2013, the Company and the counterparties settled an equity call hedge transaction that was entered into in connection with the original issuance of the Series A Preferred Stock. As a result, the Company received 765,134 shares of Class A common stock valued at $16.82 per share for a total of $12,868,000 and cash payments of $10,231,000. In accordance with accounting guidance on equity hedge transactions, amounts received upon settlement of equity call hedge transactions in which the Company has the choice of net share settlement or net cash settlement are reflected as an increase to additional paid-in capital.
The Company declared and paid Series A Preferred Stock dividends of $185,000 and $3,850,000 during the three months ended April 30, 2013 and 2012, respectively.
On April 16, 2013, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2014 Senior Notes to exchange such notes for Class A common stock. Under the terms of the agreements, holders agreed to exchange $138,853,000 in aggregate principal amount of 2014 Senior Notes for a total of 9,549,721 shares of Class A common stock and a cash payment of $4,860,000 for additional exchange consideration, accrued interest and in lieu of fractional shares.

Q. Subsequent Event
On June 3, 2013, the Company signed an agreement with a subsidiary of Queensland Investment Corporation (“QIC”) to create joint ventures at each of eight regional malls (“Retail assets”) currently owned in whole or in part by the Company (collectively, the “JV”). At closing, the Company will contribute all of its ownership interests in each of the Retail assets into the JV for a 51% ownership interest in the JV and QIC will contribute cash for its 49% ownership interest in the JV. The resulting Company ownership percentages of the individual Retail assets will vary depending on existing partnerships at three of the Retail assets.
As of April 30, 2013, the Retail assets have a historical net real estate basis approximating $894,000,000 and nonrecourse mortgage debt of approximately $953,000,000.
Cash liquidity generated from the transaction is expected to be approximately $330,000,000, after transaction costs. The Company expects to continue to serve as the asset and property manager for the Retail assets. Upon final closing of the JV, the Company will assess the applicable consolidation method of the JV and applicable gain recognition, if any. The Company continues to negotiate the final agreements with QIC, and cannot assure the transaction will close at the terms described above, or at all.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of Forest City Enterprises, Inc. and subsidiaries should be read in conjunction with the financial statements and the footnotes thereto contained in the annual report on Form 10-K for the year ended January 31, 2013, as amended on Form 10-K/A on April 30, 2013.

RESULTS OF OPERATIONS
Corporate Description
We principally engage in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. We operate through three strategic business units and have six reportable operating segments. The Commercial Group, our largest strategic business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. Additionally, it recently constructed and currently operates Barclays Center, a sports and entertainment arena located in Brooklyn, New York. The Arena, which opened in September 2012, is being reported as a separate reportable operating segment. The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group owns interests in entities that develop and manage military family housing. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects.
Corporate Activities and The Nets, a member of the National Basketball Association in which we account for our investment on the equity method of accounting, are the other reportable operating segments.
We have approximately $10.6 billion of consolidated assets in 26 states and the District of Columbia at April 30, 2013. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, New York City, Philadelphia, the Greater San Francisco metropolitan area and the Greater Washington D.C. metropolitan area. We have offices in Albuquerque, Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C. and our corporate headquarters in Cleveland, Ohio.
Significant milestones occurring during the first quarter of 2013 include:

•
The closing of our Amended Credit Facility, which extended the maturity date to February 2016, subject to a one year extension upon the satisfaction of certain conditions, reduced the interest rate spread on the London Interbank Offered Rate ("LIBOR") option by 25 basis points to 3.50% and removed the prior LIBOR floor of 100 basis points. The amendment also increased available borrowings to $465,000,000 and provides an accordion provision allowing us to increase our total available borrowings to $500,000,000 upon satisfaction of certain conditions set forth in the Amended Credit Facility;

•
The privately negotiated exchanges of $138,853,000 aggregate principal amount of our 3.625% Puttable Equity-Linked Senior Notes due 2014 ("2014 Senior Notes") for 9,549,721 shares of our Class A common stock and cash payments of $4,860,00 for additional exchange consideration, accrued interest and in lieu of fractional shares;

•	The redemption of the remaining $53,253,000 principal amount of our outstanding 7.625% Senior Notes due 2015 ("2015 Senior Notes") at par;

•	The conversion or redemption of the remaining 211,038 shares ($10,551,900 of aggregate amount of liquidation preference) of our Series A preferred stock;

•	The opening of The Continental, a 203 unit apartment community located in Dallas, Texas;

•
The sale of Millender Center, a 339 unit apartment community in Detroit, Michigan. The sale generated net cash proceeds of $15,627,000, net of distributions to noncontrolling interests. This disposition is part of our strategy to sell operating assets in non-core markets;

•
The completion of a transaction with our partner in two Pittsburgh-area retail centers, in which we acquired a 100% interest in the Mall at Robinson, a regional mall, and sold our 50% interest in Plaza at Robinson Town Center, an unconsolidated specialty retail center. Prior to the transaction, we held an approximate 72% interest in the Mall at Robinson and a 50% interest in Plaza at Robinson Town Center. The sale generated net cash proceeds of $8,500,000;

•
Commencing construction on the second of our two multi-family assets within our strategic capital partnership with the Arizona State Retirement System, 2175 Market Street, an 88 unit apartment community in San Francisco, California, which joins our first asset, Atlantic Yards - B2 BKLYN, a 363 unit modular apartment community at our Brooklyn Atlantic Yards Phase I mixed-use project, at which construction commenced in December 2012; and

•	Closing $76,600,000 of nonrecourse mortgage financing transactions.

In addition, subsequent to April 30, 2013, we achieved the following significant milestones:

•	The closing of a strategic capital partnership with AIG Global Real Estate for the development of 3700M (West Village), a 381 unit apartment community in Dallas, Texas; and

•
Addressing $71,831,000 of the remaining $759,801,000 of nonrecourse mortgage debt financings that would have matured during the year ending January 31, 2014, through closed transactions, commitments and/or automatic extensions.

Net Earnings (Loss) Attributable to Forest City Enterprises, Inc. – Net loss attributable to Forest City Enterprises, Inc. for the three months ended April 30, 2013 was $19,368,000 versus net earnings of $22,752,000 for the three months ended April 30, 2012. Although we have substantial recurring revenue sources from our properties, we also enter into significant transactions, which create substantial variances in net earnings (loss) between periods. This variance to the prior year period is primarily attributable to the following decreases, which are net of noncontrolling interest:

•	$36,484,000 related to the 2012 sale of an approximate 10 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio;

•	$15,738,000 related to an increase in interest expense due to reduced capitalized interest on our projects under construction and development as we reduce our construction pipeline;

•
$11,633,000 related to an increase in depreciation and amortization expense primarily due to several large property openings in 2012 and 2011, and accelerated depreciation expense at Ten MetroTech Center, an office building in Brooklyn, New York, due to a change in the estimated useful life of the building;

•
$6,123,000 related to the change in fair market value of certain derivatives between the comparable periods, which was marked to market through interest expense as a result of the derivatives not qualifying for hedge accounting;

•	$5,963,000 related to increased interest expense due to several large property openings in 2011 and 2012; and

•	$4,743,000 related to increased losses on extinguishment of debt in 2013 compared with 2012.
These decreases were partially offset by the following increases, net of noncontrolling interest:

•	$10,237,000 related to increased commercial outlot land sales in 2013 compared with 2012;

•	$6,623,000 related to 2013 gains on disposition of rental properties and unconsolidated investments exceeding 2012 gains;

•	$3,977,000 related to a 2013 decrease in allocated losses from our equity investment in The Nets;

•	$1,381,000 related to a 2013 decrease in impairment charges of consolidated (including discontinued operations) entities; and

•
$22,009,000 due to decreased income tax expense attributable to both continuing and discontinued operations primarily related to the fluctuations in pre-tax earnings, including gains included in discontinued operations. These fluctuations are primarily due to the various transactions discussed herein.

Net Operating Income
We define Net Operating Income (“NOI”) as revenues (excluding straight-line rent adjustments) less operating expenses (including depreciation and amortization for non-real estate groups) plus interest income plus equity in earnings (loss) of unconsolidated entities (excluding gain (loss) on disposition and impairment of unconsolidated entities) plus interest expense, gain (loss) on extinguishment of debt, depreciation and amortization of unconsolidated entities. We believe NOI provides us, as well as our investors, additional information about our core business operations and, along with earnings, is necessary to understand our business and operating results. A reconciliation between NOI and Net Earnings (Loss), the most comparable financial measure calculated in accordance with accounting principles generally accepted in the United States of America ("GAAP"), is presented below. Although NOI is not presented in accordance with GAAP, investors can use this non‑GAAP measure as supplementary information to evaluate our business. NOI is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, our GAAP measures and may not be directly comparable to similarly-titled measures reported by other companies.
Reconciliation of Net Operating Income (non-GAAP) to Net Earnings (Loss) (GAAP) (in thousands):

	Three Months Ended April 30, 2013		Three Months Ended April 30, 2012
Revenues from real estate operations		$305,615		$287,295
Exclude straight-line rent adjustment		(3,037)		(5,571)
Adjusted revenues		302,578		281,724
Add interest and other income		11,017		10,669
Add equity in earnings (loss) of unconsolidated entities	$5,703		$3,773
Exclude net loss on land held for divestiture of unconsolidated entities	147		—
Exclude loss on disposition of unconsolidated entities	1,510		—
Exclude depreciation and amortization of unconsolidated entities	18,609		19,998
Exclude interest expense of unconsolidated entities	25,054		26,332
Total NOI from unconsolidated entities	$51,023	51,023	$50,103	50,103
Total adjusted revenues and NOI from unconsolidated entities		364,618		342,496
Operating expenses		207,804		162,986
Add back non-Real Estate depreciation and amortization		1,230		620
Exclude straight-line rent adjustment		(738)		(795)
Adjusted operating expenses		208,296		162,811
Net operating income		156,322		179,685
Interest expense		(87,418)		(56,068)
Loss on extinguishment of debt		(5,238)		(719)
Net gain on land held for divestiture activity		452		—
Total NOI of unconsolidated entities		(51,023)		(50,103)
Depreciation and amortization—Real Estate Groups		(68,265)		(49,854)
Amortization of mortgage procurement costs		(2,688)		(2,756)
Straight-line rent adjustment		2,299		4,776
Earnings (loss) before income taxes		(55,559)		24,961
Income tax benefit (expense)		15,222		(9,848)

Equity in earnings (loss) of unconsolidated entities		5,850		3,773
Net loss on land held for divestiture activity of unconsolidated entities		(147)		—
		5,703		3,773
Earnings (loss) from continuing operations		(34,634)		18,886
Discontinued operations, net of tax		15,560		4,887
Net earnings (loss)		(19,074)		23,773
Noncontrolling interests
Loss from continuing operations attributable to noncontrolling interests		5,544		20
Earnings from discontinued operations attributable to noncontrolling interests		(5,838)		(1,041)
Noncontrolling interests		(294)		(1,021)
Net earnings (loss) attributable to Forest City Enterprises, Inc.		$(19,368)		$22,752
Preferred dividends		(185)		(3,850)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders		$(19,553)		$18,902

Comparable NOI
In addition to NOI, we use comparable NOI as a metric to evaluate performance of our operating rental property portfolio, specifically for multi-family, office and retail properties. This measure provides a same-store comparison of operating results of all stabilized properties that are open and operating in both periods presented. Write-offs of abandoned development projects, non‑capitalizable development costs and unallocated management and service company overhead, net of tax credit income, are not directly attributable to an operating property and are considered non-comparable NOI. In addition, certain non-recurring income and expense items at the property level and NOI impacts of changes in ownership percentages are removed from comparable NOI and are included in non-comparable NOI. Other properties and activities such as Arena, hotels, subsidized senior housing, military housing, the Nets, corporate activities and land are not evaluated on a same-store basis and the NOI from these properties and activities are considered non-comparable NOI.
The following is a reconciliation of comparable NOI to total NOI. See the reconciliation of NOI to Net Earnings (Loss), included elsewhere in this Form 10-Q.

	Net Operating Income (in thousands)
	Three Months Ended April 30, 2013			Three Months Ended April 30, 2012
Full Consolidation	Comparable	Non-Comparable	Total	Comparable	Non-Comparable	Total
Commercial Group
Retail	$55,036	$7,008	$62,044	$54,904	$4,589	$59,493
Office	58,059	663	58,722	61,671	1,833	63,504
Hotels	—	1,278	1,278	—	1,096	1,096
Land Sales	—	10,237	10,237	—	36,484	36,484
Other	—	(10,018)	(10,018)	—	(5,709)	(5,709)
Total Commercial Group	$113,095	$9,168	$122,263	$116,575	$38,293	$154,868

Arena	$—	$4,746	$4,746	$—	$(4,211)	$(4,211)

Residential Group
Apartments	$34,873	$2,507	$37,380	$34,294	$2,877	$37,171
Subsidized Senior Housing	—	3,895	3,895	—	4,400	4,400
Military Housing	—	5,862	5,862	—	7,542	7,542
Other	—	(3,615)	(3,615)	—	(3,187)	(3,187)
Total Residential Group	$34,873	$8,649	$43,522	$34,294	$11,632	$45,926

Total Rental Properties	$147,968	$22,563	$170,531	$150,869	$45,714	$196,583

Land Development Group	$—	$2,895	$2,895	$—	$3,075	$3,075
The Nets	$—	$(2,981)	$(2,981)	$—	$(6,958)	$(6,958)
Corporate Activities	$—	$(14,123)	$(14,123)	$—	$(13,015)	$(13,015)

Grand Total	$147,968	$8,354	$156,322	$150,869	$28,816	$179,685

	Three Months Ended April 30,
Comparable NOI	2013	2012	% Change
	(in thousands)

Retail Comparable NOI	$55,036	$54,904
NOI attributable to noncontrolling interests	(1,641)	(1,773)
Subtotal Retail	53,395	53,131	0.5%

Office Comparable NOI	58,059	61,671
NOI attributable to noncontrolling interests	(2,213)	(2,246)
Subtotal Office	55,846	59,425	(6.0)%	(1)

Apartments Comparable NOI	34,873	34,294
NOI attributable to noncontrolling interests	(620)	(601)
Subtotal Apartments	34,253	33,693	1.7%

Grand Total Comparable NOI	$143,494	$146,249	(1.9)%

(1)	Primarily due to decreased occupancy at One Pierrepont Plaza and increased real estate tax expense at New York Times due to a decrease in tax abatements.

Net Operating Income by Product Type
Full Consolidation (dollars in thousands)

Three Months Ended April 30, 2013	Three Months Ended April 30, 2012

NOI by Product Type	$173,386	NOI by Product Type	$176,281
Non-recurring land sales	8,927	Non-recurring land sales	36,484
Arena	4,746	Arena	(4,211)
The Nets	(2,981)	The Nets	(6,958)
Corporate Activities	(14,123)	Corporate Activities	(13,015)
Other (2)	(13,633)	Other (2)	(8,896)
Grand Total NOI	$156,322	Grand Total NOI	$179,685

(1) Includes limited-distribution subsidized senior housing.
(2) Includes write-offs of abandoned development projects, non-capitalizable development costs and unallocated management and service company overhead, net of tax credit income.

FFO
We believe that Funds From Operations ("FFO"), along with net earnings, provides additional information about our core operations. While property dispositions, acquisitions or other factors can affect net earnings in the short-term, we believe FFO presents a more consistent view of the overall financial performance of our business from period-to-period since the core of our business is the recurring operations of our portfolio of real estate assets. FFO is used by the chief operating decision maker and management to assess performance and resource allocations by strategic business unit and on a consolidated basis.
The majority of our peers in the publicly traded real estate industry are Real Estate Investment Trusts ("REITs") and report operations using FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”). Although we are not a REIT, management believes it is important to publish this measure to allow for easier comparison of our performance to our peers. The major difference between us and our REIT peers is that we are a taxable entity and any taxable income we generate could result in payment of federal or state income taxes. Our REIT peers typically do not pay federal or state income taxes, but must distribute a significant portion of their taxable income to shareholders. Due to our effective tax management policies, historically we have not been a significant payer of income taxes. This has allowed us to retain our internally generated cash flows but has also resulted in large expenses for deferred taxes as required by GAAP.
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

The table below reconciles net earnings (loss), the most comparable GAAP measure, to FFO, a non-GAAP measure.

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(19,368)	$22,752
Depreciation and Amortization—Real Estate Groups (1)	81,440	70,417
Impairment of depreciable rental properties	—	1,381
Gain on disposition of rental properties	(14,537)	(7,914)
Income tax expense (benefit) adjustments — current and deferred (2)
Gain on disposition of rental properties	5,608	3,052
Impairment of depreciable rental properties	—	(536)
FFO	$53,143	$89,152

FFO Per Share - Diluted
Numerator (in thousands):
FFO	$53,143	$89,152
If-Converted Method (adjustments for interest, net of tax):
3.625% Puttable Senior Notes due 2014	1,032	1,110
5.00% Convertible Senior Notes due 2016	382	382
4.25% Convertible Senior Notes due 2018	2,277	2,277
FFO for per share data	$56,834	$92,921
Denominator
Weighted average shares outstanding—Basic	184,821,775	169,206,594
Effect of stock options, restricted stock and performance shares	1,208,603	937,272
Effect of convertible preferred stock	325,002	14,550,257
Effect of convertible debt	32,533,801	33,499,503
Effect of convertible Class A Common Units	3,646,755	3,646,755
Weighted average shares outstanding - Diluted	222,535,936	221,840,381
FFO Per Share	$0.26	$0.42

(1) The following table provides detail of depreciation and amortization.

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Full Consolidation	$69,495	$50,474
Non-Real Estate	(1,230)	(620)
Real Estate Groups Full Consolidation	68,265	49,854
Real Estate Groups related to noncontrolling interest	(4,748)	(994)
Real Estate Groups Unconsolidated	17,816	19,161
Real Estate Groups Discontinued Operations	107	2,396
Real Estate Groups at our proportional share	$81,440	$70,417
(2) The following table provides detail of income tax expense (benefit):

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Current taxes
Operating earnings	$(8,038)	$(3,975)
Gain on disposition of rental properties	7,686	4,251
Subtotal	(352)	276
Discontinued operations
Operating earnings	(14)	70
Gain on disposition of rental properties	1,426	1,294
Subtotal	1,412	1,364
Total Current taxes	1,060	1,640
Deferred taxes
Operating earnings	(6,472)	14,341
Gain on disposition of rental properties	(8,398)	(4,769)
Subtotal	(14,870)	9,572
Discontinued operations
Operating earnings	10	151
Gain on disposition of rental properties	4,894	2,276
Impairment of real estate	—	(536)
Subtotal	4,904	1,891
Total Deferred taxes	(9,966)	11,463
Grand Total	$(8,906)	$13,103

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, operating expenses, interest expense, and equity in earnings (loss) of unconsolidated entities by segment. See discussion of these amounts by segment in the narratives following the tables.

	Three Months Ended April 30,
	2013	2012	Variance
	(in thousands)
Revenues from Real Estate Operations
Commercial Group	$181,472	$173,283	$8,189
Commercial Group Land Sales	25,600	40,000	(14,400)
Residential Group	63,919	61,740	2,179
Arena	28,697	116	28,581
Land Development Group	5,927	12,156	(6,229)
The Nets	—	—	—
Corporate Activities	—	—	—
Total Revenues from Real Estate Operations	$305,615	$287,295	$18,320
Operating Expenses
Commercial Group	$100,804	$87,609	$13,195
Cost of Commercial Group Land Sales	15,363	3,516	11,847
Residential Group	48,578	43,165	5,413
Arena	23,951	4,288	19,663
Land Development Group	5,693	11,677	(5,984)
The Nets	—	—	—
Corporate Activities	13,415	12,731	684
Total Operating Expenses	$207,804	$162,986	$44,818
Interest Expense
Commercial Group	$53,952	$41,127	$12,825
Residential Group	8,796	3,722	5,074
Arena	9,013	(4,127)	13,140
Land Development Group	(102)	1,751	(1,853)
The Nets	—	—	—
Corporate Activities	15,759	13,595	2,164
Total Interest Expense	$87,418	$56,068	$31,350
Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$5,831	$6,398	$(567)
Loss on disposition of Commercial Group unconsolidated entities	(1,510)	—	(1,510)
Residential Group	4,706	4,170	536
Arena	—	—	—
Land Development Group	(196)	163	(359)
The Nets	(2,981)	(6,958)	3,977
Corporate Activities	—	—	—
Total Equity in Earnings (Loss) of Unconsolidated Entities	$5,850	$3,773	$2,077

Commercial Group
Revenues from real estate operations—Revenues from real estate operations for the Commercial Group, including the group’s land sales, decreased by $6,211,000, or 2.9%, for the three months ended April 30, 2013 compared with the same period in the prior year. The variance from the prior year period is primarily attributable to the following decreases:

•	$40,000,000 related to the 2012 sale of an approximate 10 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio; and

•
$4,971,000 primarily related to decreased occupancy at Ten MetroTech Center, which is anticipated to be demolished in September 2013, and One Pierrepont Plaza, an office building in Brooklyn, New York.

These decreases were partially offset by the following increases:

•	$25,600,000 related to commercial outlot land sales at an undeveloped project in Brooklyn, New York and Orchard Town Center, a regional mall in Westminster, Colorado;

•	$4,749,000 related to new property openings as noted in the table below;

•	$3,337,000 due to an increase in tenant reimbursable revenue that is also included in operating expenses at multiple properties in the New York metropolitan area;

•	$2,551,000 related to third party management and consulting fee income; and

•
$1,223,000 related to the change from the equity method of accounting to full consolidation due to the acquisition of a partner's interest in three office buildings in Albuquerque, New Mexico in July 2012.

Operating and Interest Expenses—Operating expenses increased by $25,042,000, or 27.5%, for the three months ended April 30, 2013 compared with the same period in the prior year. The variance from the prior year period is primarily attributable to the following increases:

•	$15,363,000 related to commercial outlot land sales at an undeveloped project in Brooklyn, New York and Orchard Town Center;

•	$3,667,000 due to increase in tenant reimbursable expenses that is also included in revenues from real estate operations at multiple properties in the New York metropolitan area;

•	$1,328,000 related to increased real estate tax expense at New York Times, an office building in Manhattan, New York, due to a decrease in tax abatements; and

•	$573,000 related to new property openings as noted in the table below.
These increases were partially offset by the following decrease:

•	$3,516,000 related to the 2012 sale of an approximate 10 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio.
Interest expense for the Commercial Group increased by $12,825,000, or 31.2%, for the three months ended April 30, 2013 compared with the same period in the prior year. This increase is primarily attributable to the opening of new properties, as noted in the table below, and a reduction of capitalized interest on certain development projects.
The following table presents the increases in revenues, operating expenses and interest expense for newly-opened properties for the three months ended April 30, 2013 compared with the same period in the prior year:

				Variances Related to
				April 30, 2013 vs. 2012
Newly-Opened Properties	Location	Quarter-Year Opened	Square feet	Revenues from Real Estate Operations	Operating Expenses	Interest Expense
				(in thousands)
Retail Centers:
Westchester's Ridge Hill	Yonkers, New York	Q2-2011/12	1,336,000	$3,983	$338	$5,683
The Yards - Boilermaker Shops	Washington, D.C.	Q4-12	39,000	39	127	128
Other:
Johns Hopkins Parking Garage	Baltimore, Maryland	Q4-12	492,000	727	108	38
Total				$4,749	$573	$5,849
Comparable occupancy for the Commercial Group is 91.7% and 91.0% for retail and office, respectively, as of April 30, 2013 compared with 91.8% and 91.9%, respectively, as of April 30, 2012. Retail and office occupancy as of April 30, 2013 and April 30, 2012 is based on square feet leased at the end of the fiscal quarter. Comparable occupancy relates to properties opened and operated in both the three months ended April 30, 2013 and 2012.
As of April 30, 2013, the average base rent per square feet expiring for retail and office leases is $38.78 and $37.86, respectively. Square feet of expiring leases and average base rent per square feet are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases.
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

Regional Malls
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per Square Foot (1)(2)	Prior Rent Per Square Foot (1)(2)	Cash Basis % Change over Prior Rent
2nd Quarter 2012	28	81,774	$55.68	$50.06	11.2%
3rd Quarter 2012	37	128,204	$46.09	$40.19	14.7%
4th Quarter 2012	23	63,551	$55.17	$49.44	11.6%
1st Quarter 2013	38	115,625	$54.92	$46.15	19.0%
Total	126	389,154	$52.21	$45.53	14.7%

Specialty Retail Centers
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per Square Foot (1)(2)	Prior Rent Per Square Foot (1)(2)	Cash Basis % Change over Prior Rent
2nd Quarter 2012	8	35,234	$23.74	$23.95	(0.9)%
3rd Quarter 2012	5	37,129	$30.61	$31.00	(1.3)%
4th Quarter 2012	4	7,281	$43.90	$48.20	(8.9)%
1st Quarter 2013	9	51,398	$42.58	$35.44	20.1%
Total	26	131,042	$34.19	$31.81	7.5%

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

Office Buildings
Quarter	Number of Leases Signed	Number of Leases Expired	GLA Signed	GLA Expired	Contractual Rent Per Square Foot (1)(2)	Expiring Rent Per Square Foot (1)(2)	Cash Basis % Change over Prior Rent
2nd Quarter 2012	28	20	132,835	96,046	$22.02	$18.87	16.7%
3rd Quarter 2012	30	35	195,197	195,523	$42.76	$41.15	3.9%
4th Quarter 2012	17	27	76,889	124,062	$26.10	$24.62	6.0%
1st Quarter 2013	32	31	417,154	530,109	$52.33	$44.37	17.9%
Total	107	113	822,075	945,740	$42.71	$38.51	10.9%

Office Buildings by Product in Core and Non-Core Markets
	Number of Leases Signed	Number of Leases Expired	GLA Signed	GLA Expired	Contractual Rent Per Square Foot (1)(2)	Expiring Rent Per Square Foot (1)(2)	Cash Basis % Change over Prior Rent
Products:
Life Science Office	17	13	305,906	278,188	$64.57	$56.72	13.8%
Other Office	53	49	351,623	424,573	$34.23	$37.85	(9.6)%
Total Office in Core Markets	70	62	657,529	702,761	$48.35	$45.35	6.6%
Office in Non-Core Markets	37	51	164,546	242,979	$20.18	$18.82	7.2%
Total	107	113	822,075	945,740	$42.71	$38.51	10.9%

(1)
Retail and Office contractual rent per square foot includes base rent and fixed additional charges for common area maintenance and real estate taxes. Retail contractual rent per square foot also includes fixed additional marketing/promotional charges. Beginning in the first quarter of 2013, we included real estate taxes in the rental rate comparisons. Prior rent comparisons were adjusted for comparability purposes.

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

	Three Months Ended April 30,
	2013	2012
Retail	0.5%	3.0%
Office (1)	(6.0)%	3.2%

(1)	Primarily due to decreased occupancy at One Pierrepont Plaza and increased real estate tax expense at New York Times due to a decrease in tax abatements.

Residential Group
Revenues from real estate operations—Included in revenues from real estate operations is fee income related to the development and construction management related to our military housing projects. Military housing fee income and related operating expenses may vary significantly from period to period based on the timing of development and construction activity at each applicable project. Revenues from real estate operations for the Residential Group increased by $2,179,000, or 3.5%, during the three months ended April 30, 2013 compared with the same period in the prior year. The variance is primarily attributable to the following increases:

•	$1,490,000 related to third party management fees and other income; and

•	$1,194,000 related to new property openings as noted in the table below.
These increases were partially offset by the following decrease:

•	$1,623,000 related to military housing fee income from the management and development of units in our military housing portfolio.
Operating and Interest Expenses—Operating expenses for the Residential Group increased by $5,413,000, or 12.5%, during the three months ended April 30, 2013 compared with the same period in the prior year. This variance is primarily attributable to the following increase:

•	$1,410,000 related to expenditures associated with third party management and consulting fee arrangements.
The remainder of the increase is primarily due to miscellaneous fluctuations at our mature properties and general operating activities.
Interest expense for the Residential Group increased by $5,074,000, or 136.3%, during the three months ended April 30, 2013 compared with the same period in the prior year. The increase is primarily a result of mark-to-market adjustments on non-designated interest rate swaps.
The following table presents the increases in revenues and operating expenses for newly-opened properties for the three months ended April 30, 2013 compared with the same period in the prior year:

				Variances Related to
				April 30, 2013 vs. 2012
Newly-Opened Properties	Location	Quarter-Year Opened	Units	Revenues from Real Estate Operations	Operating Expenses
				(in thousands)
Continental Building	Dallas, Texas	Q1-2013	203	$13	$134
Botanica Eastbridge	Denver, Colorado	Q3-2012	118	233	180
Aster Town Center	Denver, Colorado	Q1-2012/Q2-2012	85	308	54
Foundry Lofts	Washington, D.C.	Q4-2011	170	640	(176)
Total				$1,194	$192

Comparable average occupancy for the Residential Group is 94.5% and 94.2% for the three months ended April 30, 2013 and 2012, respectively. Economic residential occupancy for the three months ended April 30, 2013 and 2012 is calculated by dividing gross potential rent less vacancy by gross potential rent. Gross potential rent (“GPR”) is calculated based on actual rents per lease agreements for occupied apartment units and at market rents for vacant apartment units. Market rental rates are determined using a variety of factors which include availability of specific apartment unit types (one bedroom, two bedroom, etc.), seasonality factors and rents offered by competitive properties for similar apartment types in the same geographic market. Comparable average occupancy relates to properties opened and operated in both the three months ended April 30, 2013 and 2012.
The percentage change of comparable NOI over the same period in the prior year is as follows:

	Three Months Ended April 30,
	2013	2012
Residential	1.7%	11.0%
The following tables present leasing information of our Apartment Communities for the various periods presented. Prior period amounts may differ from data as reported in previous quarters because the properties that qualify as comparable change from period to period.

Year-to-Date Comparison		Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
	Leasable Units at Pro-Rata %(3)	Three Months Ended April 30,			Year-to-Date April 30,
Comparable Apartment Communities (1)		2013	2012	% Change	2013	2012	% Change
Core Markets	7,709	$1,673	$1,590	5.2%	94.8%	95.2%	(0.4)%
Non-Core Markets	9,252	$948	$924	2.6%	93.9%	92.8%	1.1%
Total Comparable Apartments	16,961	$1,284	$1,233	4.1%	94.5%	94.2%	0.3%

Sequential Quarter Comparison		Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
	Leasable Units at Pro-Rata %(3)	Three Months Ended			Quarter-to-Date
Comparable Apartment Communities (1)		April 30, 2013	January 31, 2013	% Change	April 30, 2013	January 31, 2013	% Change
Core Markets	7,956	$1,683	$1,676	0.4%	94.9%	95.1%	(0.2)%
Non-Core Markets	9,252	$948	$956	(0.8)%	93.9%	93.8%	0.1%
Total Comparable Apartments	17,208	$1,294	$1,295	(0.1)%	94.5%	94.5%	—

(1)
Includes apartment communities completely opened and operated in the periods presented. These apartment communities include units leased at affordable apartment rates which provide a discount from average market rental rates. For the three months ended April 30, 2013, 19.6% of leasable units in core markets and 4.2% of leasable units in non-core markets were affordable housing units. Excludes all military and limited-distribution subsidized senior housing units.

(2)	Represents GPR less concessions.

(3)	Leasable units at pro-rata represent our share of total leasable units at the apartment community.

Arena
Revenues from Real Estate Operations – Revenues from real estate operations for the Arena increased by $28,581,000 for the three months ended April 30, 2013 compared with the same period in the prior year. This increase is attributable to the grand opening of the Arena which occurred on September 28, 2012.
Operating and Interest Expenses – Operating expenses for the Arena increased by $19,663,000 for the three months ended April 30, 2013 compared with the same period in the prior year. This increase is attributable to the grand opening of the Arena.
Interest expense for the Arena increased by $13,140,000 for the three months ended April 30, 2013 compared with the same period in the prior year. The increase is due to the cessation of capitalized interest upon the completion of construction and the grand opening of the Arena.

Land Development Group
Activity reported in the Land Development Group in 2013 solely relates to our Stapleton project in Denver, Colorado. The Stapleton project is one of the nation's largest urban redevelopments and is a true mixed-use project with substantial future entitlements, including apartments, retail and office space as well as single family neighborhoods, where we sell residential lots to builders. We control the future development opportunity at Stapleton through an option agreement that requires us to maintain an ownership position. This requirement together with the continued strong performance at Stapleton will allow us to maximize the potential of this project as a great example of a sustainable urban redevelopment focused on walkable neighborhoods, abundant amenities and open space. Land development, infrastructure, financing and residential and commercial land sales at Stapleton are reported in the Land Development Group segment. Apartments, office and retail we develop at Stapleton are included in the Residential Group or Commercial Group depending on product type.
Revenues from real estate operations—Revenues from real estate operations for the Land Development Group decreased by $6,229,000 for the three months ended April 30, 2013 compared with the same period in the prior year. This variance is attributable to lower land sales at Stapleton and at various land development projects previously reported as Land Development Group revenues.
Operating and Interest Expenses—Operating expenses for the Land Development Group decreased by $5,984,000 for the three months ended April 30, 2013 compared with the same period in the prior year. This variance is attributable to lower land sales at Stapleton and at various land development projects previously reported as Land Development Group operating expenses.
Interest expense for the Land Development Group decreased by $1,853,000 during the three months ended April 30, 2013 compared with the same period in the prior year. The decrease was primarily due to reduced interest allocations from the Corporate Activities segment.
Net Gain on Land Held for Divestiture Activity
The following table summarizes the net gain on land held for divestiture activities of consolidated entities:

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Sales of land held for divestiture	$712	$—
Cost of sales of land held for divestiture	(260)	—
Net gain on land held for divestiture activity	$452	$—
See Note I – Land Held for Divestiture in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.
Net Loss on Land Held for Divestiture Activity of Unconsolidated Entities
The following table summarizes the net loss on investments in unconsolidated entities which are part of the land divestiture strategy:

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Net loss on sales of land held for divestiture of unconsolidated entities	$(147)	$—
Net loss on land held for divestiture activity of unconsolidated entities	$(147)	$—
See Note I – Land Held for Divestiture in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.
The Nets
Our ownership of The Nets is through Nets Sports and Entertainment LLC (“NS&E”). NS&E also owns Brooklyn Arena, LLC (“Arena LLC”), an entity that through its subsidiaries oversaw the construction of and has a long-term lease in the Barclays Center, the home of The Nets. NS&E consolidates Arena LLC and accounts for its investment in The Nets on the equity method of accounting. As a result of consolidating NS&E, we record the entire net loss of The Nets allocated to NS&E in equity in loss of unconsolidated entities and allocate, based on an analysis of each respective members’ claims on the net book equity assuming a liquidation at book value, NS&E’s noncontrolling partners’ share of its losses, if any, through noncontrolling interests in our Statement of Operations.
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
The amount of equity in loss, net of noncontrolling interests, was $2,981,000 and $6,958,000 for the three months ended April 30, 2013 and 2012, respectively, representing a decrease in our allocated losses of $3,977,000 compared with the same period in the prior year. The decrease is due to the waterfall impacts of the funding commitments among our partners as discussed above.
Corporate Activities
Operating and Interest Expenses—Operating expenses increased by $684,000 for the three months ended April 30, 2013 compared with the same period in the prior year. The increase was due to general corporate expenses.
Interest expense increased by $2,164,000 for the three months ended April 30, 2013 compared with same period in the prior year. The increase was primarily due to reduced interest allocations to the Land Development Group.

Other Activity
The following items are discussed on a consolidated basis.
Depreciation and Amortization
We recorded depreciation and amortization expense of $69,495,000 and $50,474,000 for the three months ended April 30, 2013 and 2012, respectively, which is an increase of $19,021,000, or 37.7%, compared with the same period in the prior year. The increase for the three months ended April 30, 2013 compared with the prior year is primarily attributable to new property openings, primarily Barclays Center arena of $9,406,000 and Westchester's Ridge Hill, a mixed-use retail project in Yonkers, New York of $4,400,000. In addition, in April 2013, management approved a plan to demolish Ten MetroTech Center to clear the land for a residential project at that site. Due to the new development plan, the estimated useful life of Ten MetroTech Center was adjusted to expire at the anticipated scheduled demolition date in September 2013, which resulted in $2,025,000 of accelerated depreciation expense during the three months ended April 30, 2013.
Amortization of Mortgage Procurement Costs
For the three months ended April 30, 2013 and 2012, we recorded amortization of mortgage procurement costs of $2,688,000 and $2,756,000, respectively. Amortization of mortgage procurement costs decreased $68,000 for the three months ended April 30, 2013 compared with the same period in the prior year.
Loss on Extinguishment of Debt
See Note L – Loss on Extinguishment of Debt in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.
Interest and Other Income
Interest and other income was $11,017,000 for the three months ended April 30, 2013, compared with $10,669,000 for the three months ended April 30, 2012, respectively. The increase of $348,000 is primarily due to an increase of $646,000 related to the income recognition on the sale of state and federal historic preservation and new market tax credits.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated entities was $5,850,000 for the three months ended April 30, 2013 compared with $3,773,000 for the three months ended April 30, 2012, representing an increase of $2,077,000. This variance is primarily attributable to the following increase:

-	The Nets

•	$3,977,000 related to a 2013 decrease in allocated losses from our equity investment in The Nets.
This increase was partially offset by the following decrease:

-	Commercial Group

•	$1,510,000 related to the 2013 loss on disposition of our unconsolidated investment in Plaza at Robinson Town Center.

Discontinued Operations
See Note M – Discontinued Operations and Gain on Disposition of Rental Properties in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

FINANCIAL CONDITION AND LIQUIDITY
Multi-family rental properties continue to perform well throughout the majority of the United States. Although recently improved, ongoing economic conditions such as job growth, unemployment and consumer confidence among other things continue to put pressure on occupancy rates, rent levels and property values of other types of commercial real estate. Access to bank credit and capital have continued to improve with banks and permanent lenders indicating an increased interest in originating new loans for real estate projects, particularly as their existing portfolio loans get paid off. Originations of new loans for commercial mortgage backed securities have continued to improve as well. Although underwriting standards have begun to loosen, lenders continue favoring high quality operating assets in strong markets. While banks continue to originate construction loans for multifamily projects, construction loans for office or retail projects remain difficult to obtain, unless the project has substantial pre-leasing in place or higher than historical equity commitments from the company.
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
Our strategic plan drives our capital strategy and business focus on core products and markets. In order to achieve our strategic goals, we have a detailed process of evaluating each individual asset in our operating and development portfolio to identify those having the best opportunity to provide capital through full or partial sale in conjunction with our strategy of focusing on our core products and markets. This process may result in reductions to estimated holding periods and the total estimated undiscounted cash flows used for impairment calculations on our individual consolidated real estate assets. In some cases, this may result in estimated undiscounted cash flows being less than the carrying value of the consolidated asset and necessitating an impairment charge to write down the asset to its estimated fair value.
In addition, our capital strategy includes potentially entering into equity joint ventures that can provide capital through the sales of partial interests of operating properties or reduce our equity requirements and development risk on our development opportunities. Entering into these joint ventures could result in us granting joint control or losing control of the asset and, accordingly, the asset would no longer be consolidated. Upon deconsolidation, our investment in the joint venture would be recorded at fair value and evaluated for other than temporary impairment on a quarterly basis thereafter. This could result in future impairments, some of which could be significant, that would not otherwise be required if the real estate asset remained consolidated.
Our principal uses of funds are the financing of our real estate operating and development projects, capital expenditures for our existing operating portfolio, and principal and interest payments on our nonrecourse mortgage debt and notes payable, bank revolving credit facility and senior notes.
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
We continue to make progress on certain other pre-development projects, primarily multifamily projects located in core markets. The cash that we believe is required to fund our equity in projects under construction and development plus any cash necessary to extend or pay down the remaining 2013 debt maturities is anticipated to exceed our cash flow from operations. As a result, we intend to extend maturing debt or repay it with net proceeds from property sales, equity joint ventures or future debt or equity financing.

During the three months ended April 30, 2013, we closed several transactions which strengthened our balance sheet by increasing liquidity, converting preferred equity to common equity, reducing certain future fixed charges for interest and preferred dividends and addressing certain near term maturities.

•
In February 2013, we entered into a fourth amendment to the bank revolving credit facility ("Amended Credit Facility"). The amendment extended the maturity date to February 2016, subject to a one year extension upon the satisfaction of certain conditions, reduced the interest rate spread on the London Interbank Offered Rate ("LIBOR") option by 25 basis points to 3.50% and removed the prior LIBOR floor of 100 basis points. The amendment also increased available borrowings to $465,000,000, subject to certain reserve commitments to be established, as applicable, on certain dates to be used to retire certain of our senior notes that come due during the term of the amendment and provides an accordion provision allowing us to increase our total available borrowings to $500,000,000 upon satisfaction of certain conditions set forth in the Amended Credit Facility.

•
In February 2013, we announced our intention to redeem all of our outstanding shares of Series A preferred stock on March 15, 2013. From January 31, 2013 to March 14, 2013, 109,768 shares of Series A preferred stock were converted into 362,990 shares of Class A common stock in accordance with the original terms of the Series A preferred stock. On March 15, 2013, we redeemed the remaining 101,270 shares of Series A preferred stock for approximately $5,100,000, the aggregate amount of liquidation preference plus the dividend that was due and payable on March 15, 2013.

•	In March 2013, we redeemed the remaining $53,253,000 principal amount of our outstanding 7.625% Senior Notes due 2015 at par.

•
In April 2013, we entered into separate, privately negotiated exchange agreements whereby we exchanged $138,853,000 in aggregate principal of our 2014 Senior Notes for 9,549,721 shares of Class A common stock and a cash payment of $4,860,000 for additional exchange consideration, accrued interest and in lieu of fractional shares.

•
We generated net cash proceeds through the sale of a non-core operating asset of $15,627,000, net of distributions to noncontrolling interests, related to the sale of Millender Center, a 339 unit apartment community in Detroit, Michigan.

We continue to explore various options to strengthen our balance sheet and enhance our liquidity, but can give no assurance that we can accomplish any of these other options on terms favorable to us or at all. If we cannot enhance our liquidity, it could adversely impact our growth and result in further curtailment of development activities.
As of April 30, 2013, we had one nonrecourse mortgage, at Ten MetroTech Center, with a balance of $40,000,000 that technically remains in default. During August 2012, we closed a transaction that effectively restructured the defaulted nonrecourse mortgage which includes a forbearance agreement. Although the mortgage is still technically in default, the new lender has agreed to not continue to prosecute the pending foreclosure proceedings for two years from the restructuring date, as long as we comply with the terms of this forbearance agreement. The transaction results in the property being secured by a $40,000,000 nonrecourse mortgage.
We have no additional nonrecourse mortgages that are in default as of April 30, 2013.
As of April 30, 2013, we had $759,801,000 of nonrecourse mortgage financings with scheduled maturities during the fiscal year ending January 31, 2014, of which $52,333,000 represents regularly scheduled amortization payments. Subsequent to April 30, 2013, we have addressed $71,831,000 of these maturities, through closed transactions, commitments and/or automatic extensions. We also have extension options available on $10,505,000 of these 2013 maturities, all of which require some predefined condition in order to qualify for the extension, such as meeting or exceeding leasing hurdles, loan to value ratios or debt service coverage requirements. We cannot give assurance that the defined hurdles or milestones will be achieved to qualify for these extensions. We are currently in negotiations to refinance and/or extend the remaining $625,132,000 of nonrecourse debt scheduled to mature during the year ending January 31, 2014. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings on the single collateralized asset.
As of April 30, 2013, we had three nonrecourse mortgages greater than five percent of our total nonrecourse mortgage debt and notes payable. The mortgages, encumbering New York Times, an office building in Manhattan, New York, Westchester’s Ridge Hill, a mixed-use retail project in Yonkers, New York, and Barclays Center, a sports and entertainment arena in Brooklyn, New York, have outstanding balances of $640,000,000, $469,000,000 and $373,622,000 respectively, at April 30, 2013.
As of April 30, 2013, our share of nonrecourse mortgage debt and notes payable recorded on our unconsolidated subsidiaries amounted to $2,043,955,000 of which $176,344,000 ($18,124,000 represents scheduled principal payments) was scheduled to mature during the year ending January 31, 2014. Negotiations are ongoing on the remaining 2013 maturities, but we cannot give assurance that we will obtain these financings on favorable terms or at all.

Financial Covenants
Our Amended Credit Facility and indenture dated May 19, 2003 (“2003 Indenture”) contain certain restrictive financial covenants. A summary of the key financial covenants as defined in each agreement, all of which we are compliant with at April 30, 2013, follows:

	Requirement	As of
	Per Agreement	April 30, 2013
	(dollars in thousands)
Credit Facility Financial Covenants
Debt Service Coverage Ratio	1.40x	1.71x
Debt Yield Ratio	>9%	11.29%
Cash Flow Coverage Ratio	2.75x	3.19x
Total Development Ratio	<17%	8.53%
Minimum Consolidated Shareholders’ Equity, as defined	$2,320,175	$3,812,603
2003 Indenture Financial Covenants (1)
Ratio of Consolidated EBITDA(2) to Interest	>1.30x	1.57x
Minimum Net Worth, as defined	$971,863	$4,471,106

(1)
Violation of these financial covenants alone would not automatically cause the notes issued under the 2003 Indenture to become due and payable, but would prevent us from incurring or permitting a subsidiary from incurring additional debt, as defined, unless otherwise permitted by the 2003 Indenture.

(2)	Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA").
Bank Revolving Credit Facility
The following table summarizes the available credit on the bank revolving credit facility:

	April 30, 2013	January 31, 2013
	(in thousands)
Maximum borrowings	$465,000	$450,000
Less outstanding balances:
Borrowings	45,000	—
Letters of credit	66,756	67,456
Surety bonds	—	—
Available credit	$353,244	$382,544
See Note C – Bank Revolving Credit Facility in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
Senior and Subordinated Debt
The following table summarizes our senior and subordinated debt:

	April 30, 2013	January 31, 2013
	(in thousands)
Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	$61,006	$199,457
7.625% Senior Notes due 2015	—	53,253
5.000% Convertible Senior Notes due 2016	50,000	50,000
6.500% Senior Notes due 2017	132,144	132,144
4.250% Convertible Senior Notes due 2018	350,000	350,000
7.375% Senior Notes due 2034, net of discount	219,185	219,115
Total Senior Notes	812,335	1,003,969
Subordinated Debt:
Subordinate Tax Revenue Bonds due 2013	29,000	29,000
Total Senior and Subordinated Debt	$841,335	$1,032,969
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
We are actively working to refinance and/or extend the maturities of the nonrecourse debt that is coming due in the next 24 months. During the three months ended April 30, 2013, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancings	$46,100
Construction and development projects (1)	26,000
Loan extensions/acquisitions	4,500
$76,600

(1)	Represents the full amount available to be drawn on the loans.

Cash Flows
Operating Activities
Net cash provided by operating activities was $16,330,000 and $78,098,000 for the three months ended April 30, 2013 and 2012, respectively. The net decrease in cash provided by operating activities of $61,768,000 is primarily the result of increased interest payments due to the cessation of capitalizing interest on several large development properties that were recently opened, timing of cash distributions from operations of unconsolidated entities and changes in notes and accounts receivable, partially offset by changes in accounts payable, accrued expenses and other liabilities.

Investing Activities
Net cash used in investing activities was $(87,593,000) and $(49,342,000) for the three months ended April 30, 2013 and 2012, respectively, and consisted of the following:

	Three Months Ended April 30,
	April 30, 2013	April 30, 2012
	(in thousands)
Capital expenditures:
Construction and development costs:
Barclays Center, a sports and entertainment arena in Brooklyn, New York	$(13,886)	$(81,587)
Atlantic Yards, a mixed-use development project in Brooklyn, New York	(12,467)	(27,872)
The Yards - Twelve12, an apartment community in Washington, D.C.	(9,509)	—
Atlantic Yards - B2, a modular apartment community in Brooklyn, New York	(9,426)	—
Westchester’s Ridge Hill, a mixed-use retail project in Yonkers, New York	(7,472)	(30,590)
Other	(36,358)	(37,403)
Total projects under construction or development (1)	(89,118)	(177,452)
Acquisition of a building at Antelope Valley Mall in Palmdale, California	(8,514)	—
Operating properties:
Commercial Segment	(3,603)	(3,241)
Residential Segment	(3,023)	(2,674)
Other	(1,042)	(278)
Total operating properties	(7,668)	(6,193)
Tenant improvements:
Commercial Segment	(15,090)	(12,709)
Total capital expenditures	$(120,390)	$(196,354)
Payment of lease procurement costs (2)	(2,350)	(2,049)
(Increase) decrease in other assets	(8,686)	4,662
Decrease (increase) in restricted cash and escrowed funds used for investing purposes:
The Yards - Twelve12	$9,408	$—
Barclays Center	(5,953)	(3,278)
One MetroTech Center, an office building in Brooklyn, New York	(3,318)	(2,199)
Atlantic Yards	(2,236)	154,500
John Hopkins Parking Garage in East Baltimore, Maryland	—	6,536
Other	(6)	1,843
Total (increase) decrease in restricted cash and escrowed funds used for investing purposes	$(2,105)	$157,402
Proceeds from disposition of full or partial interests in rental properties:
Millender Center, an apartment community in Detroit, Michigan	$21,388	$—
Quebec Square, a specialty retail center in Denver, Colorado	—	8,642
Other	1,011	—
Total proceeds from disposition of full or partial interests in rental properties	$22,399	$8,642
Change in investments in and advances to unconsolidated entities—(investment in) or return of investment:
Dispositions:
Plaza at Robinson Town Center, a specialty retail center in Pittsburgh, Pennsylvania	$8,500	$—
Commercial Projects:
Court Street, Gun Hill Road and Bruckner Boulevard, primarily refinancing proceeds at three specialty retail centers in the New York City metropolitan area	13,163	—
Jackson Building, primarily refinancing proceeds at an office building in Cambridge, Massachusetts	4,898	—
Residential Projects:
8 Spruce Street, a mixed-use residential project in Manhattan, New York	—	(6,728)
Pine Ridge Valley, an apartment community in Willoughby Hills, Ohio	—	(2,203)
The Nets, a National Basketball Association member	—	(5,000)
Other	(3,022)	(7,714)
Total change in investments in and advances to unconsolidated entities	$23,539	$(21,645)
Net cash used in investing activities	$(87,593)	$(49,342)

(1)
We capitalized internal costs related to projects under construction and development of $10,617 and $16,172, including compensation related costs of $8,447 and $13,377, for the three months ended April 30, 2013 and 2012, respectively. Total capitalized internal costs represent approximately 8.82% and 8.24% of total capital expenditures for the three months ended April 30, 2013 and 2012, respectively.

(2)
We capitalized internal costs related to leasing activities of $1,161 and $1,221, including compensation related costs of $971 and $979, for the three months ended April 30, 2013 and 2012, respectively.

Financing Activities
Net cash (used in) provided by financing activities was $(996,000) and $41,436,000 for the three months ended April 30, 2013 and 2012. The net decrease in cash provided by financing activities of $42,432,000 relates to decreased net proceeds from nonrecourse mortgage debt and notes payable, the payment of the 2015 Senior Notes and related inducements and transaction costs related to the exchange of the 2014 Senior Notes, offset by net borrowings on the bank revolving credit facility and increased contributions from noncontrolling interests. The decrease in net cash provided by financing activities is consistent with our ongoing goal of deleveraging the balance sheet.

LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.
NEW ACCOUNTING GUIDANCE
The following accounting pronouncements were adopted during the three months ended April 30, 2013:
In February 2013, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income ("accumulated OCI"). The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated OCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. The required disclosures upon adoption of this guidance on February 1, 2013 are included in our consolidated financial statements.
In July 2012, the FASB issued an amendment to the accounting guidance on testing indefinite-lived intangible assets for impairment. This guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is not more likely than not that the asset is impaired, then the entity is not required to take further action. If an entity concludes otherwise, it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative test by comparing the fair value with the carrying amount. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance on February 1, 2013 did not have a material impact on our consolidated financial statements.
In December 2011, the FASB issued an amendment to the accounting guidance on derecognition of in substance real estate. This guidance specifies that when a parent company (reporting entity) ceases to have a controlling financial interest (as described in the accounting guidance on consolidation) in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance on property, plant and equipment to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. This guidance is effective for fiscal years and interim reporting periods within those years, beginning on or after June 15, 2012. The adoption of this guidance on February 1, 2013 did not impact our consolidated financial statements or their comparability to previously issued financial statements as the guidance in this amendment is consistent with our previous accounting policies.
In December 2011, the FASB issued an amendment to the accounting guidance that requires entities to disclose both gross and net information on financial instruments and transactions eligible for offset on the balance sheets and financial instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued guidance clarifying that the scope of disclosures about offsetting assets and liabilities should apply only to derivatives and hedging instruments. This guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013. The adoption of this guidance on February 1, 2013 did not have a material impact on our consolidated financial statements.

SUBSEQUENT EVENT
On June 3, 2013, we signed an agreement with a subsidiary of Queensland Investment Corporation (“QIC”) to create joint ventures at each of eight regional malls (“Retail assets”) currently owned in whole or in part by us (collectively, the “JV”). At closing, we will contribute all of our ownership interests in each of the Retail assets into the JV for a 51% ownership interest in the JV and QIC will contribute cash for its 49% ownership interest in the JV. Our resulting ownership percentages of the individual Retail assets will vary depending on existing partnerships at three of the Retail assets.
As of April 30, 2013, the Retail assets have a historical net real estate basis approximating $894,000,000 and nonrecourse mortgage debt of approximately $953,000,000.
Cash liquidity generated from the transaction is expected to be approximately $330,000,000, after transaction costs. We expect to continue to serve as the asset and property manager for the Retail assets. Upon final closing of the JV, we will assess the applicable consolidation method of the JV and applicable gain recognition, if any. We continue to negotiate the final agreements with QIC, and cannot assure the transaction will close at the terms described above, or at all.
INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
This Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of our Form 10-K for the year ended January 31, 2013 and other factors that might cause differences, some of which could be material, include, but are not limited to, the impact of current lending and capital market conditions on our liquidity, ability to finance or refinance projects and repay our debt, the impact of the current economic environment on the ownership, development and management of our commercial real estate portfolio, general real estate investment and development risks, using modular construction as a new construction methodology and investing in a facility to produce modular units, vacancies in our properties, further downturns in the housing market, competition, illiquidity of real estate investments, bankruptcy or defaults of tenants, anchor store consolidations or closings, international activities, the impact of terrorist acts, risks of owning and operating an arena, risks associated with an investment in a professional sports team, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our credit facility and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, the impact of credit rating downgrades, effects of uninsured or underinsured losses, effects of a downgrade or failure of our insurance carriers, environmental liabilities, conflicts of interest, risks associated with the sale of tax credits, risks associated with developing and managing properties in partnership with others, the ability to maintain effective internal controls, compliance with governmental regulations, increased legislative and regulatory scrutiny of the financial services industry, changes in federal, state or local tax laws, volatility in the market price of our publicly traded securities, inflation risks, litigation risks, cybersecurity risks and cyber incidents, as well as other risks listed from time to time in our reports filed with the Securities and Exchange Commission. We have no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes the increased difficulty or inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At April 30, 2013, our outstanding variable-rate debt, including bank revolving credit facility, consisted of $1,598,273,000 of taxable debt and $462,549,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. We may not be able to procure long-term fixed rate financing and accordingly pursue extending maturities with existing lenders. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.

Interest Rate Exposure
At April 30, 2013, the composition of nonrecourse debt was as follows:

	Operating Properties	Development Projects	Land Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed Rate	$3,433,392	$283,054	$1,577	$3,718,023	5.49%
Variable Rate
Taxable	1,496,579	56,694	—	1,553,273	4.87%
Tax-Exempt	399,693	53,555	9,301	462,549	1.75%
	$5,329,664	$393,303	$10,878	$5,733,845	5.02%
Total gross commitment from lenders		$611,726	$10,878
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)
05/01/13 - 02/01/14	$292,233	3.28%	$1,019,650	3.95%
02/01/14 - 02/01/15	63,914	3.69%	873,815	4.18%
02/01/15 - 02/01/16	—	—%	651,810	5.45%
02/01/16 - 09/01/17	—	—%	640,000	5.50%
Tax-Exempt (Priced off of Securities Industry and Financial Markets Association ("SIFMA") Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
05/01/13 - 02/01/14	$169,160	5.67%
02/01/14 - 02/01/15	169,160	5.67%
02/01/15 - 03/24/16	9,695	6.96%
The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 2.60% and has never exceeded 8.00%.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of April 30, 2013, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $7,621,000 at April 30, 2013. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $5,922,000 at April 30, 2013. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.

From time to time, we and/or certain of our joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At April 30, 2013, the SIFMA rate was 0.22%. Additionally, we and/or the Joint Ventures have guaranteed the fair value of the underlying borrowings. Any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact to us and/or the Joint Ventures. At April 30, 2013, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $257,365,000. The underlying TRS borrowings are subject to a fair value adjustment. In addition, we have TRS with a notional amount of $180,252,000 that is not designated as fair value hedging instruments, but is subject to interest rate risk.
We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At April 30 and January 31, 2013, we recorded interest rate caps at fair value of $18,000 and $7,000, respectively, in other assets. We also recorded interest rate swap agreements and TRS with positive fair values of approximately $20,305,000 and $21,307,000 at April 30 and January 31, 2013, respectively, in other assets. At April 30 and January 31, 2013, we recorded interest rate swap agreements and TRS that had a negative fair value of approximately $155,693,000 and $155,724,000, respectively, in accounts payable, accrued expenses and other liabilities.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. Based on these parameters, the table below contains the estimated fair value of our long-term debt at April 30, 2013.

	Carrying Value	Fair Value	Fair Value with 100 bp Decrease in Market Rates
	(in thousands)
Fixed	$4,559,358	$5,029,752	$5,267,692
Variable
Taxable	1,598,273	1,545,200	1,548,413
Tax-Exempt	462,549	452,102	449,149
Total Variable	$2,060,822	$1,997,302	$1,997,562
Total Long-Term Debt	$6,620,180	$7,027,054	$7,265,254
The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
April 30, 2013

	Expected Maturity Date
	Year Ending January 31,
Long-Term Debt	2014		2015	2016	2017	2018	Period Thereafter	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$590,659		$296,132	$350,521	$366,281	$558,540	$1,555,890	$3,718,023	$4,128,432
Weighted average interest rate	6.19%		6.01%	5.54%	5.70%	4.26%	5.51%	5.49%
Senior and subordinated debt (1)	29,000	(3)	61,006	—	50,000	132,144	569,185	841,335	901,320
Weighted average interest rate	7.88%		3.63%	—%	5.00%	6.50%	5.45%	5.54%
Total Fixed-Rate Debt	619,659		357,138	350,521	416,281	690,684	2,125,075	4,559,358	5,029,752
Variable:
Variable-rate debt	169,141		596,714	83,407	179	644,670	59,162	1,553,273	1,500,202
Weighted average interest rate (2)	4.28%		3.53%	3.21%	3.20%	6.38%	6.04%	4.87%
Tax-exempt	1		90,810	45,010	10	10	326,708	462,549	452,102
Weighted average interest rate (2)	3.20%		2.82%	2.13%	3.20%	3.20%	1.39%	1.75%
Bank revolving credit facility (1)	—		—	—	45,000	—	—	45,000	44,998
Weighted average interest rate	—%		—%	—%	3.70%	—%	—%	3.70%
Total Variable-Rate Debt	169,142		687,524	128,417	45,189	644,680	385,870	2,060,822	1,997,302
Total Long-Term Debt	$788,801		$1,044,662	$478,938	$461,470	$1,335,364	$2,510,945	$6,620,180	$7,027,054
Weighted average interest rate	5.84%		4.18%	4.82%	5.43%	5.50%	4.98%	5.08%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of April 30, 2013.

(3)	The mandatory tender date of the custodial receipts, which represent ownership in the bonds, was used for the expected maturity date in lieu of the maturity date on the face of the bonds.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
January 31, 2013

	Expected Maturity Date
	Year Ending January 31,
Long-Term Debt	2014		2015	2016	2017	2018	Period Thereafter	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$646,225		$296,354	$350,543	$366,205	$555,014	$1,543,803	$3,758,144	$4,086,909
Weighted average interest rate	6.18%		6.01%	5.55%	5.71%	4.26%	5.53%	5.51%
Senior and subordinated debt (1)	29,000	(3)	199,457	53,253	50,000	132,144	569,115	1,032,969	1,060,940
Weighted average interest rate	7.88%		3.63%	7.63%	5.00%	6.50%	5.45%	5.39%
Total Fixed-Rate Debt	675,225		495,811	403,796	416,205	687,158	2,112,918	4,791,113	5,147,849
Variable:
Variable-rate debt	160,412		607,113	34,560	179	644,670	63,996	1,510,930	1,477,374
Weighted average interest rate(2)	4.31%		3.53%	3.48%	3.21%	6.38%	5.90%	4.93%
Tax-exempt	1		90,810	45,010	10	10	335,745	471,586	463,000
Weighted average interest rate(2)	3.06%		2.71%	2.12%	3.06%	3.06%	1.28%	1.64%
Bank revolving credit facility (1)	—		—	—	—	—	—	—	—
Weighted average interest rate	—%		—%	—%	—%	—%	—%	—%
Total Variable-Rate Debt	160,413		697,923	79,570	189	644,680	399,741	1,982,516	1,940,374
Total Long-Term Debt	$835,638		$1,193,734	$483,366	$416,394	$1,331,838	$2,512,659	$6,773,629	$7,088,223
Weighted average interest rate	5.88%		4.10%	5.31%	5.62%	5.51%	4.95%	5.09%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of January 31, 2013.

(3)	The mandatory tender date of the custodial receipts, which represent ownership in the bonds, was used for the expected maturity date in lieu of the maturity date on the face of the bonds.

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2013.
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
(c) – Repurchase of equity securities during the quarter.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Class A Common Stock
February 1 through February 28, 2013	8,325	$17.09	—	—
March 1 through March 31, 2013	—	$—	—	—
April 1 through April 30, 2013	171,582	$17.63	—	—
Total	179,907	$17.61	—	—

(1)	Class A common stock was repurchased to satisfy the minimum tax withholding requirements relating to restricted stock vesting.

For information regarding redemption of Series A Preferred Stock, see Note P – Capital Stock in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q.

Item 6. Exhibits

Exhibit Number		Description of Document

10.1	-
Fourth Amended and Restated Credit Agreement, dated as of February 21, 2013, by and among Forest City Rental Properties Corporation, as Borrower, KeyBank National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 26, 2013 (File No. 1-4372).

10.2	-
Fourth Amended and Restated Guaranty of Payment of Debt, dated as of February 21, 2013, by and among Forest City Enterprises, Inc., as Guarantor, KeyBank National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and the banks named therein, incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on February 26, 2013 (File No. 1-4372).

10.3	-
Second Amendment to Pledge Agreement, dated as of February 21, 2013, by Forest City Rental Properties Corporation to KeyBank National Association, as Agent for itself and the other banks, incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on February 26, 2013 (File No. 1-4372).

10.4	-
Form of Exchange Agreement, pertaining to 3.625% Puttable Equity-Linked Senior Notes due 2014, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 17, 2013 (File No. 1-4372).

+10.5	-	Second Amendment to Employment Agreement, dated as of February 1, 2013, by and among James A. Ratner and Forest City Enterprises, Inc.

+10.6	-	Second Amendment to Employment Agreement, dated as of February 1, 2013, by and among Ronald A. Ratner and Forest City Enterprises, Inc.

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	-
The following financial information from Forest City Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

+	Management contract or compensatory arrangement filed herewith.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)

Date:	June 4, 2013	/s/ ROBERT G. O’BRIEN
Name: Robert G. O’Brien
Title: Executive Vice President and Chief Financial Officer

Date:	June 4, 2013	/s/ CHARLES D. OBERT
Name: Charles D. Obert
Title: Senior Vice President, Corporate Controller and Chief Accounting Officer