Form 10-Q
period 2013-07-31
FOREST CITY ENTERPRISES INC
filed 2013-09-05
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013

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

Class	Outstanding at August 30, 2013
Class A Common Stock, $.33 1/3 par value	179,690,820 shares
Class B Common Stock, $.33 1/3 par value	20,194,160 shares

Forest City Enterprises, Inc. and Subsidiaries

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	July 31, 2013
	(Unaudited)	January 31, 2013
	(in thousands)
Assets
Real Estate
Completed rental properties	$8,719,353	$8,631,542
Projects under construction and development	1,397,607	1,326,703
Land held for development and sale	62,427	65,059
Total Real Estate	10,179,387	10,023,304
Less accumulated depreciation	(1,748,059)	(1,654,632)
Real Estate, net – (variable interest entities $1,363.1 million and $1,416.9 million, respectively)	8,431,328	8,368,672
Cash and equivalents – (variable interest entities $26.0 million and $14.2 million, respectively)	306,943	333,220
Restricted cash and escrowed funds – (variable interest entities $155.3 million and $114.9 million, respectively)	496,968	410,414
Notes and accounts receivable, net	442,947	426,200
Investments in and advances to unconsolidated entities	425,243	456,628
Other assets – (variable interest entities $55.7 million and $92.5 million, respectively)	622,682	614,592
Land held for divestiture	1,990	2,706
Total Assets	$10,728,101	$10,612,432
Liabilities and Equity
Liabilities
Mortgage debt and notes payable, nonrecourse – (variable interest entities $546.3 million and $624.1 million, respectively)	$5,762,699	$5,738,960
Bank revolving credit facility	—	—
Senior and subordinated debt – (variable interest entities $0 and $29.0 million, respectively)	1,052,511	1,032,969
Accounts payable, accrued expenses and other liabilities – (variable interest entities $82.4 million and $76.2 million, respectively)	960,461	1,093,963
Cash distributions and losses in excess of investments in unconsolidated entities	288,386	292,727
Deferred income taxes	475,002	474,406
Mortgage debt and notes payable, nonrecourse of land held for divestiture	—	1,700
Total Liabilities	8,539,059	8,634,725
Redeemable Noncontrolling Interest	231,434	239,136
Commitments and Contingencies	—	—
Equity
Shareholders’ Equity
Preferred stock – 7.0% Series A cumulative perpetual convertible, without par value, $50 liquidation preference; 6,400,000 shares authorized; 0 and 211,038 shares issued and outstanding, respectively	—	10,552
Preferred stock – without par value; 13,600,000 shares authorized; no shares issued	—	—
Common stock – $.33 1/3 par value
Class A, 371,000,000 shares authorized, 178,475,158 and 163,729,240 shares issued and 177,525,166 and 163,722,658 shares outstanding, respectively	59,492	54,576
Class B, convertible, 56,000,000 shares authorized, 20,194,160 and 20,235,273 shares issued and outstanding, respectively; 26,257,961 issuable	6,731	6,745
Total common stock	66,223	61,321
Additional paid-in capital	1,124,163	932,045
Retained earnings	540,451	576,285
Less treasury stock, at cost; 949,992 and 6,582 Class A shares, respectively	(16,116)	(108)
Shareholders’ equity before accumulated other comprehensive loss	1,714,721	1,580,095
Accumulated other comprehensive loss	(86,043)	(103,203)
Total Shareholders’ Equity	1,628,678	1,476,892
Noncontrolling interest	328,930	261,679
Total Equity	1,957,608	1,738,571
Total Liabilities and Equity	$10,728,101	$10,612,432

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(in thousands, except per share data)
Revenues from real estate operations	$291,762	$241,770	$587,911	$519,016
Expenses
Operating expenses	191,404	163,612	393,527	320,483
Depreciation and amortization	91,857	50,897	160,232	100,261
Impairment of real estate	8,055	460	8,055	460
Net loss on land held for divestiture activity	8,007	6,458	7,555	6,458
	299,323	221,427	569,369	427,662
Interest expense	(91,723)	(59,354)	(177,974)	(114,244)
Amortization of mortgage procurement costs	(2,669)	(3,361)	(5,326)	(6,063)
Gain (loss) on extinguishment of debt	24,669	—	19,431	(719)
Interest and other income	12,277	13,551	23,182	24,077
Net gain on disposition of partial interests in rental properties	4,932	—	4,932	—
Loss before income taxes	(60,075)	(28,821)	(117,213)	(5,595)
Income tax expense (benefit)
Current	(20,249)	(27,376)	(21,433)	(26,853)
Deferred	3,998	18,311	(10,651)	26,963
	(16,251)	(9,065)	(32,084)	110
Net gain on change in control of interests	2,762	6,766	2,762	6,766
Earnings (loss) from unconsolidated entities, gross of tax
Equity in earnings	7,491	16,665	13,341	20,438
Impairment	—	(390)	—	(390)
Net gain (loss) on land held for divestiture activity	828	(41,887)	681	(41,887)
	8,319	(25,612)	14,022	(21,839)
Loss from continuing operations	(32,743)	(38,602)	(68,345)	(20,778)
Discontinued operations, net of tax:
Operating earnings from rental properties	1,289	2,377	2,255	3,801
Impairment of real estate	—	(1,659)	—	(2,504)
Gain on disposition of rental properties	9,960	—	25,522	5,370
	11,249	718	27,777	6,667
Net loss	(21,494)	(37,884)	(40,568)	(14,111)
Noncontrolling interests
(Earnings) loss from continuing operations attributable to noncontrolling interests, gross of tax	5,213	(5,319)	10,757	(5,299)
Earnings from discontinued operations attributable to noncontrolling interests	—	(514)	(5,838)	(1,555)
	5,213	(5,833)	4,919	(6,854)
Net loss attributable to Forest City Enterprises, Inc.	(16,281)	(43,717)	(35,649)	(20,965)
Preferred dividends	—	(3,850)	(185)	(7,700)
Net loss attributable to Forest City Enterprises, Inc. common shareholders	$(16,281)	$(47,567)	$(35,834)	$(28,665)
Basic and diluted earnings (loss) per common share
Loss from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	$(0.14)	$(0.28)	$(0.30)	$(0.20)
Earnings from discontinued operations attributable to Forest City Enterprises, Inc. common shareholders	0.06	—	0.11	0.03
Net loss attributable to Forest City Enterprises, Inc. common shareholders	$(0.08)	$(0.28)	$(0.19)	$(0.17)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended July 31,
	2013	2012
	(in thousands)
Net loss	$(21,494)	$(37,884)
Other comprehensive income (loss), net of tax:
Unrealized net gains on investment securities (net of tax of $(111) and $(9), respectively)	175	15
Foreign currency translation adjustments (net of tax of $0 and $(534), respectively)	—	842
Unrealized net gains (losses) on interest rate derivative contracts (net of tax of $(10,510) and $2,306, respectively)	16,604	(3,699)
Total other comprehensive income (loss), net of tax	16,779	(2,842)
Comprehensive loss	(4,715)	(40,726)
Comprehensive income (loss) attributable to noncontrolling interest	4,507	(5,781)
Total comprehensive loss attributable to Forest City Enterprises, Inc.	$(208)	$(46,507)

	Six Months Ended July 31,
	2013	2012
	(in thousands)
Net loss	$(40,568)	$(14,111)
Other comprehensive income (loss), net of tax:
Unrealized net gains on investment securities (net of tax of $(195) and $(7), respectively)	307	10
Foreign currency translation adjustments (net of tax of $100 and $(623), respectively)	(158)	984
Unrealized net gains on interest rate derivative contracts (net of tax of $(10,776) and $(1,480), respectively)	17,029	2,289
Total other comprehensive income, net of tax	17,178	3,283
Comprehensive loss	(23,390)	(10,828)
Comprehensive income (loss) attributable to noncontrolling interest	4,217	(6,806)
Total comprehensive loss attributable to Forest City Enterprises, Inc.	$(19,173)	$(17,634)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Equity
(Unaudited)

											Accumulated
	Preferred Stock		Common Stock				Additional				Other
	Series A		Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interest	Total
	(in thousands)
Balances at January 31, 2012	4,400	$220,000	148,336	$49,445	20,935	$6,978	$740,988	$571,989	108	$(1,874)	$(120,460)	$284,806	$1,751,872
Net earnings, net of $9,785 attributable to redeemable noncontrolling interest								36,425				9,631	46,056
Other comprehensive income, net of tax											17,257	(27)	17,230
Purchase of treasury stock									129	(1,963)			(1,963)
Conversion of Class B to Class A shares			700	233	(700)	(233)							—
Issuance of Class A shares in exchange for Series A preferred stock	(4,189)	(209,448)	13,852	4,617			201,530	(19,069)					(22,370)
Restricted stock vested			519	173			(173)						—
Exercise of stock options			322	108			4,531		(230)	3,729			8,368
Preferred stock dividends								(13,060)					(13,060)
Stock-based compensation							14,751						14,751
Excess income tax deficiency from stock-based compensation							(961)						(961)
Redeemable noncontrolling interest adjustment							(8,424)						(8,424)
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries							(20,197)					(7,138)	(27,335)
Contributions from noncontrolling interests												1,886	1,886
Distributions to noncontrolling interests												(27,680)	(27,680)
Change to equity method of accounting for subsidiaries												(724)	(724)
Other changes in noncontrolling interests												925	925
Balances at January 31, 2013	211	$10,552	163,729	$54,576	20,235	$6,745	$932,045	$576,285	7	$(108)	$(103,203)	$261,679	$1,738,571
Net loss, net of $11,787 attributable to redeemable noncontrolling interest								(35,649)				6,868	(28,781)
Other comprehensive income, net of tax											17,160	18	17,178
Purchase of treasury stock									180	(3,167)			(3,167)
Conversion of Class B to Class A shares			41	14	(41)	(14)							—
Issuance of Class A shares in exchange for Series A preferred stock	(110)	(5,489)	363	121			5,368						—
Redemption of Series A preferred stock	(101)	(5,063)											(5,063)
Proceeds from settlement of equity call hedge related to issuance of preferred stock							23,099		765	(12,868)			10,231
Issuance of Class A shares in exchange for Puttable Equity-Linked Senior Notes due 2014 (See Note Q - Capital Stock)			13,679	4,559			189,786						194,345
Restricted stock vested			597	200			(200)						—
Exercise of stock options			66	22			993		(2)	27			1,042
Preferred stock dividends								(185)					(185)
Stock-based compensation							9,310						9,310
Excess income tax deficiency from stock-based compensation							(133)						(133)
Redeemable noncontrolling interest adjustment							(4,085)						(4,085)
Acquisition of partner's noncontrolling interest in consolidated subsidiaries							(6,020)					10	(6,010)
Contributions from noncontrolling interests												42,149	42,149
Distributions to noncontrolling interests												(6,365)	(6,365)
Change to equity method of accounting for subsidiaries												(1,518)	(1,518)
Adjustment due to change in ownership of consolidated subsidiaries							(26,000)					26,000	—
Other changes in noncontrolling interests												89	89
Balances at July 31, 2013	—	$—	178,475	$59,492	20,194	$6,731	$1,124,163	$540,451	950	$(16,116)	$(86,043)	$328,930	$1,957,608

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaires
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
	2013	2012
	(in thousands)
Net loss	$(40,568)	$(14,111)
Depreciation and amortization	160,232	100,261
Amortization of mortgage procurement costs	5,326	6,063
Impairment of real estate	8,055	460
Impairment of unconsolidated entities	—	390
Write-offs of abandoned development projects	777	13,659
(Gain) loss on extinguishment of debt	(19,431)	719
Net loss on land held for divestiture activity	7,555	6,458
Net gain on disposition of partial interests in rental properties	(4,932)	—
Net gain on change in control of interests	(2,762)	(6,766)
Deferred income tax expense (benefit)	(10,651)	26,963
Equity in earnings	(13,341)	(20,438)
Net (gain) loss on land held for divestiture activity of unconsolidated entities	(681)	41,887
Stock-based compensation expense	6,135	5,208
Amortization and mark-to-market adjustments of derivative instruments	11,989	(5,262)
Non-cash interest expense related to Senior Notes	220	186
Cash distributions from operations of unconsolidated entities	29,580	30,119
Discontinued operations:
Depreciation and amortization	1,987	6,994
Amortization of mortgage procurement costs	50	492
Loss on extinguishment of debt	40	—
Impairment of real estate	—	4,090
Deferred income tax expense (benefit)	242	(4,070)
Gain on disposition of rental properties	(43,103)	(8,879)
Cost of sales of land included in projects under construction and development and completed rental properties	6,222	2,875
Decrease (increase) in land held for development and sale	309	(1,811)
Decrease in land held for divestiture	26	33,479
(Increase) decrease in notes and accounts receivable	(5,782)	11,355
Decrease in other assets	5,096	2,235
Decrease in accounts payable, accrued expenses and other liabilities	(42,551)	(14,743)
Net cash provided by operating activities	60,039	217,813
Cash Flows from Investing Activities
Capital expenditures	(242,091)	(442,098)
Payment of lease procurement costs	(4,763)	(5,886)
Increase in other assets	(18,505)	(19,140)
(Increase) decrease in restricted cash and escrowed funds used for investing purposes	(11,029)	187,297
Proceeds from disposition of rental properties	81,841	8,896
Decrease (increase) in investments in and advances to unconsolidated entities	21,966	(11,992)
Net cash used in investing activities	(172,581)	(282,923)
Cash Flows from Financing Activities
Proceeds from nonrecourse mortgage debt and notes payable	89,054	461,579
Principal payments on nonrecourse mortgage debt and notes payable	(183,107)	(329,184)
Borrowings on bank revolving credit facility	225,950	75,000
Payments on bank revolving credit facility	(225,950)	(75,000)
Proceeds from issuance of Convertible Senior Notes due 2020, net of $8,750 of issuance costs	291,250	—
Make-whole premium and inducements related to exchange of Senior Notes due 2014 for Class A common stock	(5,490)	—
Transaction costs related to exchange of Senior Notes due 2014 for Class A common stock	(2,300)	—
Redemption of Senior Notes due 2015	(53,253)	—
Deferred financing costs	(6,996)	(7,471)
Increase in restricted cash and escrowed funds used for financing purposes	(75,525)	(8,208)
Purchase of treasury stock	(3,167)	(1,591)
Exercise of stock options	1,042	13
Redemption of Series A preferred stock	(5,063)	—
Proceeds from equity call hedge related to the issuance of Series A preferred stock	10,231	—
Dividends paid to preferred shareholders	(185)	(7,700)
Contributions from noncontrolling interests	42,149	240
Distributions to noncontrolling interests	(6,365)	(19,188)
Acquisitions of noncontrolling interests	(6,010)	—
Net cash provided by financing activities	86,265	88,490
Net (decrease) increase in cash and equivalents	(26,277)	23,380
Cash and equivalents at beginning of period	333,220	217,486
Cash and equivalents at end of period	$306,943	$240,866
The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaires
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental Non-Cash Disclosures:
The following table represents a summary of non-cash transactions including, but not limited to, acquisitions of partners' noncontrolling interests, dispositions of properties whereby the nonrecourse mortgage debt is assumed by the buyer, exchange of senior and subordinated debt for Class A common stock, conversion of Series A preferred stock to Class A common stock, changes in consolidation methods due to the occurrence of certain triggering events, change in construction payables, reclassification prior to sale of outlot land parcels from projects under construction and development or completed rental properties to land held for sale and capitalization of stock-based compensation granted to employees directly involved with the development and construction of real estate.
In addition to the transactions noted above, during the three months ended July 31, 2012, the Company issued $125,000,000 of 7.375% Senior Notes due 2034 ($116,792,000, net of discount), which was immediately deposited into a cash escrow account. As a result, this non-cash transaction is included in the increase in senior and subordinated debt and increase in restricted cash and escrowed funds within the Financing Activities section of the table below.

	Six Months Ended July 31,
	2013	2012
	(in thousands)
Operating Activities
Increase in land held for development and sale	$(4,255)	$(1,916)
Decrease (increase) in land held for divestiture	1,661	(5,538)
(Increase) decrease in notes and accounts receivable	(3,777)	6,912
Increase in other assets	(29,068)	(2,435)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(30,234)	6,701
Total effect on operating activities	$(65,673)	$3,724
Investing Activities
Decrease (increase) in projects under construction and development	$24,935	$(14,174)
Increase in completed rental properties	(49,746)	(2,995)
Decrease in restricted cash and escrowed funds	—	3,624
(Increase) decrease in investments in and advances to affiliates	(5,937)	9,524
Total effect on investing activities	$(30,748)	$(4,021)
Financing Activities
Increase (decrease) in nonrecourse mortgage debt and notes payable	$116,092	$(2,561)
(Decrease) increase in senior and subordinated debt	(218,675)	118,951
Increase in restricted cash and escrowed funds	—	(116,792)
Increase in treasury stock	(12,868)	—
Decrease in preferred stock	(5,489)	—
Increase in Class A common stock	4,680	—
Increase (decrease) in additional paid-in capital	183,986	(5,610)
Increase in redeemable noncontrolling interest	4,085	7,266
Increase (decrease) in noncontrolling interest	24,610	(957)
Total effect on financing activities	$96,421	$297

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
In April 2013, management approved a plan to demolish Ten MetroTech Center, an office building in Brooklyn, New York, to clear the land for its redevelopment or sale. Accordingly, the estimated useful life of Ten MetroTech Center was adjusted to expire at the anticipated scheduled demolition date in September 2013, which resulted in $25,258,000 and $27,283,000 of accelerated depreciation expense recognized in the Consolidated Statements of Operations during the three and six months ended July 31, 2013.
Reclassifications
During the year ended January 31, 2013, the Company determined that Barclays Center (the "Arena"), a sports and entertainment arena located in Brooklyn, New York, met the criteria for a reportable operating segment. Therefore, the segment reporting disclosures related to Barclays Center as of and for the three and six months ended July 31, 2012 have been reclassified from the Commercial Group segment to the Arena segment (see Note P – Segment Information). Certain other prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.
Variable Interest Entities
The Company’s VIEs consist of joint ventures that are engaged in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing and The Nets, a member of the National Basketball Association (“NBA”). As of July 31, 2013, the Company determined that it was the primary beneficiary of 30 VIEs representing 22 properties, which are consolidated. The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of July 31, 2013, the Company held variable interests in 63 VIEs for which it is not the primary beneficiary, which are unconsolidated. The maximum exposure to loss as a result of the ownership of these unconsolidated VIEs is limited to the Company’s applicable investment balances, which approximates $64,000,000 at July 31, 2013.
Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”):

	July 31, 2013	January 31, 2013
	(in thousands)
Unrealized (gains) losses on securities	$(162)	$340
Unrealized (gains) losses on foreign currency translation	189	(69)
Unrealized losses on interest rate contracts (1)	140,692	168,497
	140,719	168,768
Income tax benefit	(54,511)	(65,382)
Noncontrolling interest	(165)	(183)
Accumulated Other Comprehensive Loss	$86,043	$103,203

(1)
Included in the amounts as of July 31 and January 31, 2013 are $107,491 and $126,506, respectively, of unrealized losses on an interest rate swap associated with New York Times, an office building in Manhattan, New York, on its nonrecourse mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all-in lender interest rate of 6.40% and expires in September 2017.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes, net of tax and noncontrolling interest, of accumulated OCI by component for the six months ended July 31, 2013:

	Securities	Foreign Currency Translation	Interest Rate Contracts	Total
	(in thousands)
Balance, February 1, 2013	$(208)	$42	$(103,037)	$(103,203)
OCI before reclassifications	307	(158)	15,451	15,600
Loss reclassified from accumulated OCI	—	—	1,560	1,560
Total other comprehensive income	307	(158)	17,011	17,160
Balance, July 31, 2013	$99	$(116)	$(86,026)	$(86,043)
The following table summarizes losses reclassified from accumulated OCI and their location on the Consolidated Statements of Operations for the six months ended July 31, 2013:

Accumulated OCI Components	Loss Reclassified from Accumulated OCI	Location on Consolidated Statements of Operations
(in thousands)
Interest rate contracts	$2,504	Interest expense
Interest rate contracts	58	Equity in earnings
	2,562	Total before income tax and noncontrolling interest
	(994)	Income tax benefit
	(8)	Noncontrolling interest
	$1,560	Loss reclassified from accumulated OCI
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
New Accounting Guidance
The following accounting pronouncements were adopted during the six months ended July 31, 2013:
In July 2013, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance on the use of benchmark interest rates for hedge accounting. This guidance provides an entity the option to use the Fed Funds Effective Swap Rate, in addition to the rate on United States Treasuries and London Interbank Offered Rate ("LIBOR"), for hedge accounting purposes. The guidance also removes restrictions on using different benchmark rates for similar hedges. This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance on July 17, 2013 did not have a material impact on the Company's consolidated financial statements.
In February 2013, the FASB issued an amendment to the accounting guidance for the reporting of amounts reclassified out of accumulated OCI. This guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated OCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. The required disclosures upon adoption of this guidance on February 1, 2013 are included in the Company’s consolidated financial statements.

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
The following new accounting pronouncement will be adopted on its respective required effective date:
In July 2013, the FASB issued an amendment to the accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. This guidance, which clarifies whether the unrecognized tax benefit should be recorded as a liability or reduction of the related deferred tax asset, is effective for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

B. Mortgage Debt and Notes Payable, Nonrecourse
The following table summarizes the mortgage debt and notes payable, nonrecourse maturities, as of July 31, 2013:

Fiscal Years Ending January 31,	Total Maturities
(in thousands)
2014	$579,133
2015	1,018,782
2016	487,247
2017	365,948
2018	1,192,940
Thereafter	2,118,649
Total	$5,762,699

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

C. Bank Revolving Credit Facility
In February 2013, the Company entered into a Fourth Amended and Restated Credit Agreement and a Fourth Amended and Restated Guaranty of Payment of Debt (collectively, the “Credit Facility”) which provided total available borrowings of $465,000,000, subject to certain reserve commitments to be established, as applicable, on certain dates to be used to retire certain of the Company's Senior Notes that become due during the term of the amendment, and provided an accordion provision allowing the Company to increase its total borrowings to $500,000,000 upon satisfaction of certain conditions set forth in the Credit Facility. The Credit Facility matures on February 21, 2016 and provides for one, 12-month extension option, subject to certain conditions. Borrowings bear interest at LIBOR plus 3.50%. Up to $100,000,000 of the available borrowings may be used, in the aggregate, for letters of credit and/or surety bonds. The Credit Facility has a number of restrictive covenants, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that the Company may incur and restrictions on the pledging of ownership interests in subsidiaries. In addition, the amendment permits the Company to repurchase up to $100,000,000 of Class A Common Stock and to declare or pay dividends in an amount not to exceed $24,000,000 in the aggregate in any four fiscal quarter period to Class A or B common shareholders, subject to certain conditions. Additionally, the Credit Facility contains certain development limitations and financial covenants, including the maintenance of minimum liquidity, certain debt yield, debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as specified in the Credit Facility). At July 31, 2013, the Company was in compliance with all of these financial covenants.
On July 3, 2013, the Company met the conditions to exercise the accordion provision increasing the total available borrowings under the Credit Facility to $500,000,000.
On July 31, 2013, the Company entered into a First Amendment to the Credit Facility ("First Amendment") that set forth terms and conditions pursuant to which the Company may redeem its 6.500% Senior Notes due 2017 and 7.375% Senior Notes due 2034, including the establishment of reserve commitments, as applicable, upon trigger dates established in accordance with the First Amendment.
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
The following table summarizes the available credit on the Credit Facility:

	July 31, 2013	January 31, 2013
	(in thousands)
Maximum borrowings	$500,000	$450,000
Less outstanding balances:
Borrowings	—	—
Letters of credit	56,920	67,456
Surety bonds	—	—
Reserve for retirement of indebtedness (1)	132,144	—
Available credit	$310,936	$382,544

(1)	On August 23, 2013, this reserve for retirement of indebtedness was removed in conjunction with the redemption of the 6.500% Senior Notes due 2017 (See Note D – Senior and Subordinated Debt).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

D. Senior and Subordinated Debt
The following table summarizes the Company’s senior and subordinated debt:

	July 31, 2013	January 31, 2013
	(in thousands)
Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	$1,112	$199,457
7.625% Senior Notes due 2015	—	53,253
5.000% Convertible Senior Notes due 2016	50,000	50,000
6.500% Senior Notes due 2017	132,144	132,144
4.250% Convertible Senior Notes due 2018	350,000	350,000
3.625% Convertible Senior Notes due 2020	300,000	—
7.375% Senior Notes due 2034, net of discount	219,255	219,115
Total Senior Notes	1,052,511	1,003,969
Subordinated Debt:
Subordinate Tax Revenue Bonds due 2013	—	29,000
Total Senior and Subordinated Debt	$1,052,511	$1,032,969
On March 29, 2013, in accordance with the terms of the indenture dated as of May 19, 2003, the Company redeemed all of the remaining $53,253,000 principal amount of its outstanding 7.625% Senior Notes due 2015 at par value.
On April 16, 2013, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 3.625% Puttable Equity-Linked Senior Notes due 2014 ("2014 Senior Notes") to exchange such notes for Class A common stock. Under the terms of the agreements, holders agreed to exchange $138,853,000 in aggregate principal amount of 2014 Senior Notes for a total of 9,549,721 shares of Class A common stock and a cash payment of $4,860,000 for additional exchange consideration, accrued interest and in lieu of fractional shares. The number of shares of Class A common stock issued in exchange for the 2014 Senior Notes equaled the number of shares into which the 2014 Senior Notes were convertible. Under the accounting guidance for induced conversions of convertible debt, the additional amounts paid to induce the holders to exchange their 2014 Senior Notes was expensed, resulting in a non-tax deductible loss of $4,762,000 during the six months ended July 31, 2013, which is recorded as extinguishment of debt.
On May 31, 2013, pursuant to the terms of the Indenture governing the 2014 Senior Notes, the Company issued a put termination notice to the noteholders. As of July 12, 2013, the last settlement date for noteholders to put the 2014 Senior Notes to the Company, $60,033,000 aggregate principal amount of the 2014 Senior Notes were put, for which noteholders received 4,128,806 shares of Class A common stock and cash payments totaling $1,088,000 for interest payable to October 15, 2013 and in lieu of fractional shares. Following the settlement of the put transactions, $1,114,000 aggregate principal amount of the 2014 Senior Notes remains outstanding. All terms of the Indenture governing the 2014 Senior Notes, other than the termination of the put rights of the 2014 Senior Notes, remain unchanged.
In July 2013, the Company issued $300,000,000 of 3.625% Convertible Senior Notes due August 15, 2020 (“2020 Senior Notes”) in a private placement. The 2020 Senior Notes were issued at par and accrued interest is payable semi-annually on February 15 and August 15, beginning February 15, 2014. The net cash proceeds from the issuance of the 2020 Senior Notes, after deducting the initial purchaser's discount and estimated offering expenses payable by the Company, were $291,250,000.
Holders may convert their 2020 Senior Notes at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. Upon conversion, a note holder would receive 41.3129 shares of Class A common stock per $1,000 principal amount of 2020 Senior Notes converted, based on a conversion price of approximately $24.21 per share of Class A common stock, subject to adjustment. The amount payable upon a conversion of the 2020 Senior Notes is only payable in shares of Class A common stock, except for cash paid in lieu of fractional shares. If the daily volume weighted average price of the Class A common stock has equaled or exceeded 130% ($31.47 at July 31, 2013) of the conversion price then in effect for at least 30 trading days (whether or not consecutive) during any period of 30 consecutive trading days, the Company may, at its option, elect to redeem any or all of the 2020 Senior Notes at any time up to August 15, 2018 at par, plus accrued and unpaid interest. If elected, the Company is required to issue a redemption notice that designates the effective date that the 2020 Senior Notes will be redeemed, which shall be a date at least 30 days (but not more than 60 days) after the mailing of such redemption notice (the “Redemption Date”). Holders electing to convert their 2020 Senior Notes after the mailing of a redemption notice and before the Redemption Date shall in certain circumstances be entitled to receive a make-whole premium payable in additional shares of Class A common stock.
On August 23, 2013, in accordance with the terms of the indenture dated as of January 25, 2005, the Company redeemed all of the remaining $132,144,000 principal amount of its outstanding 6.500% Senior Notes due 2017 at par value.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

All of the Company’s senior notes are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to all existing and future secured indebtedness and other liabilities of the Company’s subsidiaries to the extent of the value of the collateral securing such other debt, including the Credit Facility. The indentures governing the senior notes contain covenants providing, among other things, limitations on incurring additional debt and payment of dividends. At July 31, 2013, the Company was in compliance with these financial covenants.

E. Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned impact on earnings and cash flows that may be caused by interest rate volatility. The Company’s strategy includes the use of interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. The Company enters into interest rate swaps to convert certain floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions, or forward starting swaps to hedge the changes in benchmark interest rates on forecasted financings. The Company enters into interest rate swap agreements for hedging purposes for periods that are generally one to ten years. Option products utilized include interest rate caps, floors and Treasury options. The use of these option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt. The caps and floors have typical durations ranging from one to three years while the Treasury options are for periods of five to ten years. The Company does not have any forward starting swaps or Treasury options outstanding at July 31, 2013.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During both the three and six months ended July 31, 2013, the Company recorded $597,000 as an increase to interest expense related to ineffectiveness arising from the early termination of an interest rate swap. The swap was terminated because the hedged debt was paid off early as a result of an asset sale. The amount of ineffectiveness charged to earnings was insignificant for the three and six months ended July 31, 2012. As of July 31, 2013, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $25,643,000, net of tax. However, the actual amount reclassified could vary due to future changes in fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings. The TRS convert these borrowings from a fixed rate to a variable rate. In exchange for a fixed rate, the TRS require the Company and/or the Joint Ventures to pay a variable rate, generally equivalent to the Securities Industry and Financial Markets Association ("SIFMA") rate plus a spread. At July 31, 2013, the SIFMA rate was 0.05%. Additionally, the Company and/or the Joint Ventures have guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TRS is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At July 31, 2013, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $285,845,000. The underlying TRS borrowings are subject to a fair value adjustment (see Note F – Fair Value Measurements).
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

	Fair Value of Derivative Instruments
	July 31, 2013
	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Accounts Payable, Accrued Expenses and Other Liabilities)
	Current Notional	Fair Value	Current Notional	Fair Value
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate caps	$—	$—	$—	$—
Interest rate swap agreements	—	—	1,151,054	108,228
TRS	18,970	903	266,875	9,627
Total	$18,970	$903	$1,417,929	$117,855
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$477,674	$15	$—	$—
Interest rate swap agreements	—	—	—	—
TRS	140,800	13,888	39,521	18,320
Total	$618,474	$13,903	$39,521	$18,320

	January 31, 2013
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate caps	$—	$—	$—	$—
Interest rate swap agreements	—	—	1,019,920	129,522
TRS	28,000	965	238,395	10,915
Total	$28,000	$965	$1,258,315	$140,437
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$479,085	$7	$—	$—
Interest rate swap agreements	18,877	241	—	—
TRS	140,800	20,101	39,562	15,287
Total	$638,762	$20,349	$39,562	$15,287

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in earnings and interest expense in the Consolidated Statements of Operations:

		Gain (Loss) Reclassified from Accumulated OCI
Derivatives Designated as Cash Flow Hedging Instruments	Gain (Loss) Recognized in OCI (Effective Portion)	Location on Consolidated Statements of Operations	Effective Amount	Ineffective Amount
	(in thousands)
Three Months Ended July 31, 2013
Interest rate caps, interest rate swaps and Treasury options	$25,552	Interest expense	$(953)	$(597)
Interest rate caps, interest rate swaps and Treasury options	—	Equity in earnings	(15)	2
Total	$25,552		$(968)	$(595)
Six Months Ended July 31, 2013
Interest rate caps, interest rate swaps and Treasury options	$25,240	Interest expense	$(1,907)	$(597)
Interest rate caps, interest rate swaps and Treasury options	—	Equity in earnings	(62)	4
Total	$25,240		$(1,969)	$(593)
Three Months Ended July 31, 2012
Interest rate caps, interest rate swaps and Treasury options	$(7,019)	Interest expense	$(980)	$—
Interest rate caps, interest rate swaps and Treasury options	—	Equity in earnings	(93)	6
Total	$(7,019)		$(1,073)	$6
Six Months Ended July 31, 2012
Interest rate caps, interest rate swaps and Treasury options	$1,706	Interest expense	$(1,947)	$—
Interest rate caps, interest rate swaps and Treasury options	—	Equity in earnings	(181)	8
Total	$1,706		$(2,128)	$8
The following table presents the impact of gains and losses in the Consolidated Statements of Operations related to derivative instruments:

	Net Gain (Loss) Recognized
	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)
Derivatives Designated as Fair Value Hedging Instruments
TRS (1)	$1,320	$(225)	$1,226	$(370)
Derivatives Not Designated as Hedging Instruments
Interest rate caps and interest rate swaps	$—	$(241)	$(242)	$(446)
TRS	(7,641)	3,348	(9,247)	7,651
Total	$(7,641)	$3,107	$(9,489)	$7,205

(1)
The net gain (loss) recognized in interest expense from the change in fair value of the underlying TRS borrowings was $(1,320) and $(1,226) for the three and six months ended July 31, 2013, respectively, and $225 and $370 for the three and six months ended July 31, 2012, respectively, offsetting the gain (loss) recognized on the TRS (see Note F – Fair Value Measurements).

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
As of July 31, 2013, the aggregate fair value of all derivative instruments in a liability position, prior to the adjustment for nonperformance risk of $9,818,000, is $145,993,000. The Company had posted collateral consisting primarily of cash and notes receivable of $115,730,000 related to all derivative instruments. If all credit risk contingent features underlying these agreements had been triggered on July 31, 2013, the Company would have been required to post collateral of the full amount of the liability position.

F. Fair Value Measurements
The Company’s financial assets and liabilities subject to fair value measurements are interest rate caps, interest rate swap agreements, TRS and borrowings subject to TRS (see Note E – Derivative Instruments and Hedging Activities). The Company’s impairment of real estate and unconsolidated entities is also subject to fair value measurements (see Note L – Impairment of Real Estate, Impairment of Unconsolidated Entities and Write-Off of Abandoned Development Projects and Note N – Discontinued Operations and Gain on Disposition of Rental Properties).
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents information about financial assets and liabilities and redeemable noncontrolling interest that were measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements
	July 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate caps	$—	$15	$—	$15
Interest rate swap agreements (liabilities)	—	(737)	(107,491)	(108,228)
TRS (assets)	—	—	14,791	14,791
TRS (liabilities)	—	—	(27,947)	(27,947)
Fair value adjustment to the borrowings subject to TRS	—	—	8,724	8,724
Redeemable noncontrolling interest	—	—	(231,434)	(231,434)
Total	$—	$(722)	$(343,357)	$(344,079)

	January 31, 2013
	(in thousands)
Interest rate caps	$—	$7	$—	$7
Interest rate swap agreements (assets)	—	241	—	241
Interest rate swap agreements (liabilities)	—	(3,016)	(126,506)	(129,522)
TRS (assets)	—	—	21,066	21,066
TRS (liabilities)	—	—	(26,202)	(26,202)
Fair value adjustment to the borrowings subject to TRS	—	—	9,950	9,950
Redeemable noncontrolling interest	—	—	(239,136)	(239,136)
Total	$—	$(2,768)	$(360,828)	$(363,596)
The following table presents a reconciliation of all financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements
	Redeemable Noncontrolling Interest	Interest Rate Swaps	Net TRS	Fair value adjustment to the borrowings subject to TRS	Total TRS Related	Total
	(in thousands)
Six Months Ended July 31, 2013
Balance, February 1, 2013	$(239,136)	$(126,506)	$(5,136)	$9,950	$4,814	$(360,828)
Loss attributable to redeemable noncontrolling interest	11,787	—	—	—	—	11,787
Total realized and unrealized gains (losses):
Included in earnings	—	—	(8,020)	(1,226)	(9,246)	(9,246)
Included in other comprehensive income	—	19,015	—	—	—	19,015
Included in additional paid-in capital	(4,085)	—	—	—	—	(4,085)
Balance, July 31, 2013	$(231,434)	$(107,491)	$(13,156)	$8,724	$(4,432)	$(343,357)
Six Months Ended July 31, 2012
Balance, February 1, 2012	$(229,149)	$(143,303)	$(15,013)	$9,180	$(5,833)	$(378,285)
Loss attributable to redeemable noncontrolling interest	4,308	—	—	—	—	4,308
Total realized and unrealized gains (losses):
Included in earnings	—	—	7,282	370	7,652	7,652
Included in other comprehensive income	—	1,463	—	—	—	1,463
Included in additional paid-in capital	(7,266)	—	—	—	—	(7,266)
Balance, July 31, 2012	$(232,107)	$(141,840)	$(7,731)	$9,550	$1,819	$(372,128)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents quantitative information about the significant unobservable inputs used to estimate the fair value of financial instruments measured on a recurring basis as of July 31, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value July 31, 2013	Valuation Technique	Unobservable Input	Input Values
	(in thousands)
Credit valuation adjustment of interest rate swap	$8,706	Potential future exposure	Credit spread	4.25%
TRS	$(13,156)	Bond quote	Discount rate	N/A(1)
			Capitalization rate	N/A(1)
Fair value adjustment to the borrowings subject to TRS	$8,724	Bond quote	Discount rate	N/A(1)
			Capitalization rate	N/A(1)
Redeemable noncontrolling interest	$(231,434)	Discounted cash flows	Discount rate	9.3%

(1)	The Company does not have access to certain significant unobservable inputs used by these third parties to determine these fair values.
Third party service providers involved in fair value measurements are evaluated for competency and qualifications. Fair value measurements, including unobservable inputs, are evaluated based on current transactions and experience in the real estate and capital markets.
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
Fair Value of Other Financial Instruments
The carrying amount of notes and accounts receivable, excluding the Stapleton advances, and accounts payable, accrued expenses and other liabilities approximates fair value based upon the short-term nature of the instruments. The carrying amount of the Stapleton advances approximates fair value since the interest rates on these advances approximates current market rates. The Company estimates the fair value of its debt instruments by discounting future cash payments at interest rates that the Company believes approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates, recent financing transactions and loan to value ratios. The fair value of the Company’s debt instruments is classified as Level 3 in the fair value hierarchy.
The following table summarizes the fair value of nonrecourse mortgage debt and notes payable exclusive of the fair value of derivatives, bank revolving facility, senior and subordinated debt and nonrecourse mortgage debt and notes payable of land held for divestiture:

	July 31, 2013		January 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Fixed Rate Debt	$4,823,275	$4,971,911	$4,791,113	$5,147,849
Variable Rate Debt	1,991,935	1,936,726	1,982,516	1,940,374
Total	$6,815,210	$6,908,637	$6,773,629	$7,088,223

G. Stock-Based Compensation
During the six months ended July 31, 2013, the Company granted 241,860 stock options, 653,447 shares of restricted stock and 299,460 performance shares under the Company’s 1994 Stock Plan. The stock options had a grant-date fair value of $10.97, which was computed using the Black-Scholes option-pricing model using the following assumptions: expected term of 5.5 years, expected volatility of 74.1%, risk-free interest rate of 0.8%, and expected dividend yield of 0%. The exercise price of the options is $17.60, the closing price of the underlying Class A common stock on the date of grant. The restricted stock had a grant-date fair value of $17.60 per share, the closing price of the Class A common stock on the date of grant. The performance shares had a grant-date fair value of $17.78 per share, which was computed using a Monte Carlo simulation.
At July 31, 2013, there was $4,850,000 of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.52 years, $22,862,000 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 2.77 years, and $8,469,000 of unrecognized compensation cost related to performance shares that is expected to be recognized over a weighted-average period of 2.97 years.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)
Stock option costs	$593	$318	$1,928	$1,920
Restricted stock costs	2,729	2,522	6,135	5,352
Performance share costs	736	458	1,247	557
Total stock-based compensation costs	4,058	3,298	9,310	7,829
Less amount capitalized into qualifying real estate projects	(1,357)	(618)	(3,175)	(2,621)
Amount charged to operating expenses	2,701	2,680	6,135	5,208
Depreciation expense on capitalized stock-based compensation	240	207	480	414
Total stock-based compensation expense	$2,941	$2,887	$6,615	$5,622
Deferred income tax benefit	$1,077	$1,046	$2,431	$2,037
The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the six months ended July 31, 2013 and 2012 was $973,000 and $726,000, respectively.
In connection with the vesting of restricted stock during the six months ended July 31, 2013 and 2012, the Company repurchased into treasury 179,907 shares and 106,711 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $3,167,000 and $1,591,000, respectively.

H. Commercial Group Land Sale
On January 31, 2011, the Company sold an approximate 10 acre land parcel and air rights to Rock Ohio Caesars Cleveland, LLC for development of a casino in downtown Cleveland for a sales price of $40,000,000. As of January 31, 2012, the Company had received total cash deposits of $7,000,000 of the purchase price. The minimum initial investment still had not been met and accordingly, the cash deposits were recorded as a deposit liability under the deposit method and included in accounts payable, accrued expenses and other liabilities at January 31, 2012.
During the three months ended April 30, 2012, the Company received the remaining cash proceeds of $33,000,000. With receipt of this payment, the buyer’s initial and continuing investment on the sale of this parcel was adequate for gain recognition under the full accrual method. As such, the entire sales price is included in revenues from real estate operations and the related cost of land is included in operating expenses, resulting in a gain on sale of $36,484,000 during the six months ended July 31, 2012.

I. Land Held for Divestiture
On January 31, 2012, the Board of Directors of the Company approved a strategic decision by senior management to reposition portions of the Company's investment in the Land Development Group as part of a greater focus on core rental properties in core markets. Accordingly, the consolidated land assets associated with the land divestiture effort and related nonrecourse mortgage debt have been recorded as land held for divestiture on the Consolidated Balance Sheets at July 31 and January 31, 2013.
During the three months ended April 30, 2012, the Company established an execution strategy relating to the land divestiture effort. For land projects that are not wholly-owned, the initial strategy was to negotiate with current partners to sell the Company's partnership interests to them, or acquire theirs, which would enable the Company to go to market with 100% ownership of the land development opportunity. During 2012, the Company closed on the divestiture of the majority of land projects.
During the six months ended July 31, 2013, the Company continued to divest its remaining land held for divestiture. As of July 31, 2013, the Company has $1,990,000 of remaining carrying value in land held for divestiture. Ongoing negotiations continue on the few remaining land projects.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the net loss on land held for divestiture activity of consolidated entities:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)
Sales of land held for divestiture	$1,056	$34,510	$1,768	$34,510
Cost of sales of land held for divestiture	(63)	(25,172)	(323)	(25,172)
Net gain on closed transactions of land held for divestiture	993	9,338	1,445	9,338
Bad debt expense	(9,000)	—	(9,000)	—
Impairment of land held for divestiture	—	(15,796)	—	(15,796)
Net loss on land held for divestiture activity	$(8,007)	$(6,458)	$(7,555)	$(6,458)
The Company has a note receivable (the “Note”), related to a 2006 land sale, that was in default at July 31, 2013 and is collateralized by a 1,000 acre land parcel in North Carolina. Negotiations are ongoing to cure the default; however, the Company has no assurance the payee has the intent to pay the Note in full. Accordingly, the Company established a reserve on the Note to reflect the estimated fair value of the underlying collateral of approximately $4,100,000. As a result, bad debt expense of $9,000,000, ($8,300,000, net of noncontrolling interest and $4,980,000, after tax) was recorded during the three and six months ended July 31, 2013.
The net gain on closed transactions of land held for divestiture for the three and six months ended July 31, 2012 primarily relates to the sale of the Company's 51% ownership interest in a land project in Prosper, Texas. The transaction, which had a sale price of $29,800,000, resulted in a gain of approximately $7,600,000 ($3,900,000, net of noncontrolling interest).
Through the competitive bid process and the negotiation process of taking informal expressions of interest to bona fide purchase offers, the Company obtained additional information regarding the value of its specific projects as viewed by current market participants. Based on the various levels of interest from potential buyers and information obtained from preliminary sales contracts, letters of intent and other negotiations on the remaining land projects, the Company reviewed its assumptions used to estimate the fair value of the land held for divestiture. As a result, the Company recorded an impairment charge of $15,796,000 during the three and six months ended July 31, 2012.
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of impairment of consolidated land held for divestiture for the six months ended July 31, 2012:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value July 31, 2012	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
Impairment of land held for divestiture	$15,663	Indicative bids	Indicative bids	N/A(1)
Impairment of land held for divestiture	$926	Discounted cash flows(2)	N/A	N/A

(1)	These fair value measurements were developed by third party sources, subject to the Company’s corroboration for reasonableness.

(2)	The Company used a discounted cash flow technique to estimate fair value; however, due to the estimated holding period being less than twelve months, the impact of discounting was deemed immaterial.
The Company also has investments held in unconsolidated entities. The following table summarizes the net gain (loss) on investments in unconsolidated entities which are part of the land divestiture strategy:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)
Net gain (loss) on sales of land held for divestiture of unconsolidated entities	$828	$(1,481)	$681	$(1,481)
Impairment of investments in unconsolidated entities	—	(40,406)	—	(40,406)
Net gain (loss) on land held for divestiture activity of unconsolidated entities	$828	$(41,887)	$681	$(41,887)
During the three months ended July 31, 2012, the Company received an unsolicited offer to purchase its ownership interest in the remaining land parcels at its Central Station project in downtown Chicago, Illinois for approximately $30,000,000. The Company evaluated the offer and made a decision to divest its equity method investment in Central Station as part of its formal land divestiture activities. The proposed sale would support the continued strategic efforts to focus on core rental products in core markets and delever its balance sheet and as a result, the Company signed a letter of intent. Based on the terms of the letter of intent, the Company recorded an impairment charge of approximately $17,000,000, which is included in impairment of land held for divestiture of unconsolidated entities during the three and six months ended July 31, 2012.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ended July 31, 2012, the Company continued to market its equity method ownership interest in a land project in Albuquerque, New Mexico to several potential buyers. Mesa del Sol is a large 3,000 acre development opportunity in the beginning stage of residential land development and is not expected to generate positive cash flow in the near-term due to the expected level of development expenditures needed to prepare the first phase of lots for sale. During the extensive marketing activities, there were few buyers that expressed interest in taking on the long-term development risk, and those that were, expected larger returns than previously estimated. As a result, based on these negotiations and other market information obtained from these potential buyers and other industry data, the Company updated its assumptions used in estimating the fair value of the investment, including discount rates, absorption rates and commercial and residential land pricing. Based on the updated valuation model, the Company recorded an additional impairment charge of approximately $15,000,000, which is included in impairment of land held for divestiture of unconsolidated entities during the three and six months ended July 31, 2012.

J. Net Gain on Disposition of Partial Interests in Rental Properties
On March 29, 2011, the Company entered into joint venture agreements with an outside partner, an affiliated entity of Madison International Realty LLC. The outside partner invested in and received a 49% equity interest in 15 mature retail properties located in the New York City metropolitan area. For its 49% equity interests, the outside partner invested cash and assumed debt of $244,952,000, representing 49% of the nonrecourse mortgage debt on the 15 properties. As of January 31, 2012, the Company received proceeds of $178,286,000, primarily in the form of a loan. Based on the net amount of cash received, the outside partner’s minimum initial investment requirement of 20% was not met. Since the transaction did not qualify for full gain recognition, the installment method of gain recognition was applied and a net gain on disposition of partial interests in rental properties of $9,561,000 was recorded during the year ended January 31, 2012. As of January 31, 2013, the remaining gain of $114,465,000 continued to be deferred and was included in accounts payable, accrued expenses and other liabilities.
During the three months ended July 31, 2013, the Company used distribution proceeds from the joint ventures to pay down a portion of the loan which increases the net cash received for purposes of measuring whether full gain recognition is appropriate. However, the outside partner's investment requirement was still not met and the installment method of gain recognition was applied, resulting in an additional net gain on disposition of partial interests in rental properties of $4,932,000 during the three and six months ended July 31, 2013. As of July 31, 2013, the remaining gain of $109,533,000 continued to be deferred and was included in accounts payable, accrued expenses and other liabilities.

K. Income Taxes
Income tax expense (benefit) for the three months ended July 31, 2013 and 2012 was $(16,251,000) and $(9,065,000), respectively, and $(32,084,000) and $110,000 for the six months ended July 31, 2013 and 2012, respectively. The difference in the recorded income tax expense/benefit versus the income tax expense/benefit computed at the statutory federal income tax rate is primarily attributable to state income taxes, changes in state net operating losses, additional general business credits, changes to the valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.
The Company applies an estimated annual effective tax rate to its year-to-date earnings from operations to derive its tax provision for the quarter. Certain circumstances may arise which make it difficult for the Company to determine a reasonable estimate of its annual effective tax rate for the year. The Company’s projected marginal operating results, which include the gain related to the Commercial Group’s land sale as described in Note H – Commercial Group Land Sale, result in an effective tax rate that changes significantly with small variations in projected income or loss from operations or permanent differences and thus does not provide for a reliable estimate of the estimated annual effective tax rate. Therefore, in computing the Company’s income tax provision for the three and six months ended July 31, 2012, the Company excluded the gain on the Commercial Group’s land sale from its estimated annual effective tax rate calculation and recognized the actual income tax expense related to the gain during the three and six months ended July 31, 2012.
At January 31, 2013, the Company had a federal net operating loss carryforward for tax purposes of $212,271,000 that expires in the years ending January 31, 2026 through January 31, 2033, a charitable contribution deduction carryforward of $27,326,000 that expires in the years ending January 31, 2014 through January 31, 2018, general business credit carryovers of $21,159,000 that expires in the years ending January 31, 2019 through January 31, 2033, and an alternative minimum tax (“AMT”) credit carryforward of $27,452,000 that is available until used to reduce federal tax to the AMT amount.
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
The Company reviews its real estate portfolio, including land held for development and sale, for impairment whenever events or changes indicate that its carrying value may not be recoverable. In cases where the Company does not expect to recover its carrying costs, an impairment charge is recorded. The impairments recorded during the three and six months ended July 31, 2013 and 2012 represent write-downs to estimated fair value due to a change in events, such as a bona fide third-party purchase offer or changes in certain assumptions, including estimated holding periods and current market conditions and the impact of these assumptions to the properties’ estimated future cash flows, which represents Level 3 inputs.
The following table summarizes the Company's impairment of real estate included in continuing operations:

		Three Months Ended July 31,		Six Months Ended July 31,
		2013	2012	2013	2012
		(in thousands)
Investment in triple net lease retail property	Kansas City, Missouri	$6,870	$—	$6,870	$—
Other		1,185	460	1,185	460
		$8,055	$460	$8,055	$460
Impairment of Real Estate - Discontinued Operations
The Company had impairments related to consolidated real estate assets that were disposed of during the periods presented. The following table summarizes the Company's impairment of real estate included in discontinued operations:

		Three Months Ended July 31,		Six Months Ended July 31,
		2013	2012	2013	2012
		(in thousands)
White Oak Village (Specialty Retail Center)	Richmond, Virginia	$—	$1,566	$—	$1,566
Investment in triple net lease retail property	Portage, Michigan	—	882	—	2,263
Other		—	261	—	261
		$—	$2,709	$—	$4,090
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of real estate (including discontinued operations) for the six months ended July 31, 2013 and 2012:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
July 31, 2013
Impairment of real estate	$8,029	Indicative Bids	Indicative Bids	N/A (1)
July 31, 2012
Impairment of real estate	$80,929	Indicative Bids	Indicative Bids	N/A (1)

(1)	These fair value measurements were derived from bona fide purchase offers from third party prospective buyers, subject to the Company’s corroboration for reasonableness.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Impairment of Unconsolidated Entities
The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate that its carrying value in the investments may be in excess of fair value. An equity method investment’s value is impaired if management’s estimate of its fair value is less than the carrying value and the difference is deemed to be other-than-temporary. In order to arrive at the estimates of fair value, the Company uses varying assumptions that may include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, all of which are considered to be Level 3 inputs. For newly opened properties, assumptions also include the timing of initial lease up at the property. In the event the initial lease up assumptions differ from actual results, estimated future discounted cash flows may vary resulting in impairment charges in future periods. The Company recorded no impairments of unconsolidated entities during the three and six months ended July 31, 2013. The Company recorded $390,000 of impairments of unconsolidated entities during the three and six months ended July 31, 2012.
Write-Off of Abandoned Development Projects
On a quarterly basis, the Company reviews each project under development to determine whether it is probable that the project will be developed. If management determines that the project will not be developed, project costs and other expenses related to the project are written off and expensed as an abandoned development project cost. The Company abandons projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or third party challenges related to entitlements or public financing. The Company wrote off abandoned development projects of $2,696,000 and $2,777,000 during the three and six months ended July 31, 2013, respectively, and $13,212,000 and $13,659,000 during the three and six months ended July 31, 2012, respectively.

M. Gain (Loss) on Extinguishment of Debt
For the three and six months ended July 31, 2013, the Company recorded $24,669,000 and $19,431,000, respectively, as gain on extinguishment of debt. The amounts for 2013 primarily include a $24,669,000 gain on the extinguishment of nonrecourse debt at Ten MetroTech Center partially offset by a non-tax deductible loss of $4,762,000 on the exchange of the 2014 Senior Notes for Class A common stock (See Note D – Senior and Subordinated Debt). For the three and six months ended July 31, 2012, the Company recorded $0 and $719,000, respectively, as loss on extinguishment of debt.

N. Discontinued Operations and Gain on Disposition of Rental Properties
The following table lists rental properties included in discontinued operations:

Property	Location	Square Feet/ Number of Units	Period Disposed	Three Months Ended 7/31/13	Six Months Ended 7/31/13	Three Months Ended 7/31/12	Six Months Ended 7/31/12
Commercial Group:
Higbee Building	Cleveland, Ohio	815,000 square feet	Q2-2013	Yes	Yes	Yes	Yes
Sheraton Station Square	Pittsburgh, Pennsylvania	399 rooms	Q2-2013	Yes	Yes	Yes	Yes
Fairmont Plaza	San Jose, California	335,000 square feet	Q4-2012	—	—	Yes	Yes
White Oak Village	Richmond, Virginia	843,000 square feet	Q3-2012	—	—	Yes	Yes
Quebec Square	Denver, Colorado	739,000 square feet	Q1-2012	—	—	—	Yes
Six triple net lease properties	Various	287,000 square feet	Various (1)	—	Yes	Yes	Yes
Residential Group:
Millender Center	Detroit, Michigan	339 units	Q1-2013	—	Yes	Yes	Yes
Emerald Palms	Miami, Florida	505 units	Q4-2012	—	—	Yes	Yes
Southfield	Whitemarsh, Maryland	212 units	Q3-2012	—	—	Yes	Yes

(1)	Includes one triple net lease property disposed of during Q1-2013, three triple net lease properties disposed of during Q3-2012 and two triple net lease properties disposed of during Q2-2012.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the operating results related to discontinued operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)
Revenues from real estate operations	$9,911	$20,451	$20,445	$40,181
Expenses
Operating expenses	5,631	9,999	12,143	20,133
Depreciation and amortization	749	3,525	1,987	6,994
Impairment of real estate	—	2,709	—	4,090
	6,380	16,233	14,130	31,217

Interest expense	(1,515)	(3,627)	(2,769)	(7,361)
Amortization of mortgage procurement costs	(19)	(325)	(50)	(492)
Loss on extinguishment of debt	—	—	(40)	—
Interest income	111	127	225	280
Gain on disposition of rental properties	21,221	—	43,103	8,879
Earnings before income taxes	23,329	393	46,784	10,270
Income tax expense (benefit)	12,080	(325)	19,007	3,603
Earnings from discontinued operations	11,249	718	27,777	6,667
Noncontrolling interest
Gain on disposition of rental properties	—	—	5,835	965
Operating earnings from rental properties	—	514	3	590
	—	514	5,838	1,555
Earnings from discontinued operations attributable to Forest City Enterprises, Inc.	$11,249	$204	$21,939	$5,112
The following table summarizes the pre-tax gain on disposition of rental properties:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)
Sheraton Station Square (Hotel)	$18,096	$—	$18,096	$—
Higbee Building (Office Building)	2,922	—	2,922	—
Millender Center (Apartment Community)	—	—	21,660	—
Triple net lease property	—	—	222	—
Quebec Square (Specialty Retail Center)	—	—	—	8,879
Other	203	—	203	—
	$21,221	$—	$43,103	$8,879
Gain (Loss) on Disposition of Unconsolidated Entities
Upon disposition, investments accounted for on the equity method are not classified as discontinued operations; therefore, gains or losses on the disposition of these properties are reported in continuing operations. The following table summarizes gains and losses on the disposition of unconsolidated entities, which are included in equity in earnings:

		Three Months Ended July 31,		Six Months Ended July 31,
		2013	2012	2013	2012
		(in thousands)
Specialty Retail Centers:
Plaza at Robinson Town Center	Pittsburgh, Pennsylvania	$—	$—	$(1,510)	$—
Village at Gulfstream Park	Hallandale Beach, Florida	—	14,479	—	14,479
Chagrin Plaza I & II (Office Buildings)	Beachwood, Ohio	—	1,628	—	1,628
		$—	$16,107	$(1,510)	$16,107

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

O. Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The Class A Common Units, which are reflected as noncontrolling interests in the Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Class A Common Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with a put or conversion of the 2014 Senior Notes, 2016 Senior Notes, 2018 Senior Notes, 2020 Senior Notes and Series A preferred stock is included in the computation of diluted EPS using the if-converted method. The loss from continuing operations attributable to Forest City Enterprises, Inc. for the three and six months ended July 31, 2013 and 2012 was allocated solely to holders of common stock as the participating security holders do not share in the losses.
The reconciliation of the basic and diluted EPS computations is shown in the following table:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Numerators (in thousands)
Loss from continuing operations attributable to Forest City Enterprises, Inc.	$(27,530)	$(43,921)	$(57,588)	$(26,077)
Preferred dividends	—	(3,850)	(185)	(7,700)
Loss from continuing operations attributable to Forest City Enterprises, Inc. common shareholders ‑ Basic and Diluted	$(27,530)	$(47,771)	$(57,773)	$(33,777)
Net loss attributable to Forest City Enterprises, Inc.	$(16,281)	$(43,717)	$(35,649)	$(20,965)
Preferred dividends	—	(3,850)	(185)	(7,700)
Net loss attributable to Forest City Enterprises, Inc. common shareholders ‑ Basic and Diluted	$(16,281)	$(47,567)	$(35,834)	$(28,665)
Denominators
Weighted average shares outstanding ‑ Basic and Diluted (1)	194,745,051	169,454,672	189,865,650	169,331,996
Earnings Per Share
Loss from continuing operations attributable to Forest City Enterprises, Inc. common shareholders ‑ Basic and Diluted	$(0.14)	$(0.28)	$(0.30)	$(0.20)
Net loss attributable to Forest City Enterprises, Inc. common shareholders ‑ Basic and Diluted	$(0.08)	$(0.28)	$(0.19)	$(0.17)

(1)
Incremental shares from dilutive options, restricted stock, performance shares and convertible securities aggregating 29,282,326 and 33,430,831 for the three and six months ended July 31, 2013, respectively, and 52,436,282 and 52,535,035 for the three and six months ended July 31, 2012, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive due to the loss from continuing operations. Weighted-average options, restricted stock and performance shares of 3,759,294 and 3,952,633 for the three and six months ended July 31, 2013, respectively, and 4,474,149 and 4,479,739 for the three and six months ended July 31, 2012, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive under the treasury stock method.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

P. Segment Information
The Company operates through three strategic business units and has six reportable operating segments. The three strategic business units, which represent four reportable operating segments, are the Commercial Group, Residential Group and Land Development Group (collectively, the “Real Estate Groups”). The Commercial Group, the Company’s largest strategic business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings and mixed-use projects. Additionally, the Arena, which opened in September 2012 is reported as a separate reportable operating segment. The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group owns interests in entities that develop and manage military family housing. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. The remaining two reportable segments are Corporate Activities and The Nets, a member of the NBA in which the Company accounts for its investment on the equity method of accounting. The following tables summarize financial data for the Company’s six reportable operating segments. All amounts in the following tables are presented in thousands.

	July 31, 2013	January 31, 2013
	Identifiable Assets
Commercial Group	$6,778,113	$7,127,228
Residential Group	2,428,143	2,060,892
Arena	974,618	980,321
Land Development Group	277,753	246,873
The Nets	—	1,111
Corporate Activities	269,474	196,007
	$10,728,101	$10,612,432

	Three Months Ended July 31,		Six Months Ended July 31,		Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012	2013	2012	2013	2012
	Revenues from Real Estate Operations				Operating Expenses
Commercial Group	$183,437	$165,348	$355,565	$328,697	$99,104	$90,767	$194,265	$172,283
Commercial Group Land Sales	791	49	26,391	40,049	184	50	15,547	3,566
Residential Group	63,545	63,679	127,342	125,304	48,200	41,432	96,740	84,575
Arena	21,587	210	50,284	326	15,533	6,469	39,484	10,757
Land Development Group	22,402	12,484	28,329	24,640	15,692	11,271	21,385	22,948
The Nets	—	—	—	—	—	—	—	—
Corporate Activities	—	—	—	—	12,691	13,623	26,106	26,354
	$291,762	$241,770	$587,911	$519,016	$191,404	$163,612	$393,527	$320,483

	Depreciation and Amortization				Interest Expense
Commercial Group	$68,866	$38,965	$113,406	$75,981	$53,920	$42,676	$106,755	$82,677
Residential Group	14,256	11,536	27,834	23,448	13,913	4,568	22,659	8,238
Arena	7,871	—	17,276	—	9,349	(4,607)	18,362	(8,734)
Land Development Group	102	139	200	246	(178)	2,475	(280)	4,226
The Nets	—	—	—	—	—	—	—	—
Corporate Activities	762	257	1,516	586	14,719	14,242	30,478	27,837
	$91,857	$50,897	$160,232	$100,261	$91,723	$59,354	$177,974	$114,244

	Interest and Other Income				Capital Expenditures
Commercial Group	$2,312	$6,174	$4,204	$9,821	$51,375	$115,079	$107,968	$203,631
Residential Group	6,399	4,835	12,546	9,309	52,353	27,648	101,222	53,585
Arena	—	—	—	—	17,967	102,679	31,853	184,266
Land Development Group	3,453	2,510	6,273	4,870	6	139	819	181
The Nets	—	—	—	—	—	—	—	—
Corporate Activities	113	32	159	77	—	199	229	435
	$12,277	$13,551	$23,182	$24,077	$121,701	$245,744	$242,091	$442,098

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
The Company believes that, although its business has many facets such as development, acquisitions, disposals, and property management, the core of its business is the recurring operations of its portfolio of real estate assets. The Company’s Chief Executive Officer, the chief operating decision maker, uses FFO, as presented, to assess performance of the Company's portfolio of real estate assets by reportable operating segment because it provides information on the financial performance of the core real estate portfolio operations. FFO measures the profitability of a real estate segment’s operations of collecting rent, paying operating expenses and servicing its debt.
During 2012 and previous years, the chief operating decision maker used a non-GAAP measure defined as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”). EBDT was similar, but not identical, to FFO. The treatment of deferred taxes is the single biggest difference between EBDT and FFO. The reconciliation for the three and six months ended July 31, 2012 has been changed to be consistent with the current year's presentation of FFO.
The reconciliations of net earnings (loss) to FFO by segment are shown in the following tables. All amounts are presented in thousands.

Three Months Ended July 31, 2013	Commercial Group	Residential Group	Arena	Land Development Group	The Nets	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$10,441	$351	$(6,004)	$2,551	$268	$(23,888)	$(16,281)
Preferred dividends	—	—	—	—	—	—	—
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$10,441	$351	$(6,004)	$2,551	$268	$(23,888)	$(16,281)
Depreciation and amortization – Real Estate Groups	77,496	22,124	4,450	144	—	—	104,214
Net gain on disposition of partial interests in rental properties	(4,932)	—	—	—	—	—	(4,932)
Impairment of consolidated depreciable real estate	6,870	1,185	—	—	—	—	8,055
Discontinued operations:
Depreciation and amortization – Real Estate Groups	722	27	—	—	—	—	749
Gain on disposition of rental properties	(21,018)	(203)	—	—	—	—	(21,221)
Income tax benefit (expense) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	—	11,223	11,223
Impairment of depreciable real estate	—	—	—	—	—	(3,124)	(3,124)
FFO	$69,579	$23,484	$(1,554)	$2,695	$268	$(15,789)	$78,683

Three Months Ended July 31, 2012	Commercial Group	Residential Group	Arena	Land Development Group	The Nets	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$21,051	$10,438	$863	$(49,097)	$(8,272)	$(22,550)	$(47,567)
Preferred dividends	—	—	—	—	—	3,850	3,850
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$21,051	$10,438	$863	$(49,097)	$(8,272)	$(18,700)	$(43,717)
Depreciation and amortization – Real Estate Groups	48,159	20,161	—	101	—	—	68,421
Gain on disposition of unconsolidated entities	(16,107)	—	—	—	—	—	(16,107)
Impairment of consolidated depreciable real estate	460	—	—	—	—	—	460
Impairment of unconsolidated depreciable real estate	—	—	—	390	—	—	390
Discontinued operations:
Depreciation and amortization – Real Estate Groups	3,105	967	—	—	—	—	4,072
Impairment of consolidated depreciable real estate	2,709	—	—	—	—	—	2,709
Income tax benefit (expense) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	—	6,229	6,229
Impairment of depreciable real estate	—	—	—	—	—	(1,380)	(1,380)
FFO	$59,377	$31,566	$863	$(48,606)	$(8,272)	$(13,851)	$21,077

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Reconciliation of Net Earnings (Loss) to FFO by Segment (continued):
Six Months Ended July 31, 2013	Commercial Group	Residential Group	Arena	Land Development Group	The Nets	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$6,292	$18,808	$(13,515)	$5,369	$(2,713)	$(50,075)	$(35,834)
Preferred dividends	—	—	—	—	—	185	185
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$6,292	$18,808	$(13,515)	$5,369	$(2,713)	$(49,890)	$(35,649)
Depreciation and amortization – Real Estate Groups	131,100	43,198	9,947	182	—	—	184,427
Net gain on disposition of partial interests in rental properties	(4,932)	—	—	—	—	—	(4,932)
Loss on disposition of unconsolidated entities	1,510	—	—	—	—	—	1,510
Impairment of consolidated depreciable real estate	6,870	1,185	—	—	—	—	8,055
Discontinued operations:
Depreciation and amortization – Real Estate Groups	1,811	165	—	—	—	—	1,976
Gain on disposition of rental properties	(21,240)	(16,028)	—	—	—	—	(37,268)
Income tax benefit (expense) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	—	16,831	16,831
Impairment of depreciable real estate	—	—	—	—	—	(3,124)	(3,124)
FFO	$121,411	$47,328	$(3,568)	$5,551	$(2,713)	$(36,183)	$131,826

Six Months Ended July 31, 2012	Commercial Group	Residential Group	Arena	Land Development Group	The Nets	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$76,961	$21,246	$2,612	$(48,141)	$(15,230)	$(66,113)	$(28,665)
Preferred dividends	—	—	—	—	—	7,700	7,700
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$76,961	$21,246	$2,612	$(48,141)	$(15,230)	$(58,413)	$(20,965)
Depreciation and amortization – Real Estate Groups	94,768	40,355	—	209	—	—	135,332
Gain on disposition of unconsolidated entities	(16,107)	—	—	—	—	—	(16,107)
Impairment of consolidated depreciable real estate	460	—	—	—	—	—	460
Impairment of unconsolidated depreciable real estate	—	—	—	390	—	—	390
Discontinued operations:
Depreciation and amortization – Real Estate Groups	5,674	1,904	—	—	—	—	7,578
Gain on disposition of rental properties	(7,914)	—	—	—	—	—	(7,914)
Impairment of consolidated depreciable real estate	4,090	—	—	—	—	—	4,090
Income tax benefit (expense) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	—	9,281	9,281
Impairment of depreciable real estate	—	—	—	—	—	(1,916)	(1,916)
FFO	$157,932	$63,505	$2,612	$(47,542)	$(15,230)	$(51,048)	$110,229

Q. Capital Stock
On October 16, 2012 and December 13, 2012, the Company entered into separate, privately negotiated exchange agreements with certain holders of its Series A Cumulative Perpetual Convertible Preferred Stock ("Series A preferred stock") to exchange such stock for shares of the Company's Class A common stock. Under the terms of the agreements, holders exchanged $209,447,600 in aggregate amount of liquidation preference consisting of 4,188,952 shares of Series A preferred stock, for 13,852,435 shares of Class A common stock. The amount of common shares issued was equivalent to the initial conversion price of $15.12 per share of Class A common stock. The Company made aggregate cash payments of $19,069,000 to the holders for additional exchange consideration, including dividends that would have been payable on December 17, 2012 and March 15, 2013. Under the accounting guidance for induced conversions of convertible preferred stock, the cash inducement payments were recorded as a reduction to retained earnings.
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
The Company declared and paid Series A preferred stock dividends of $0 and $185,000 during the three and six months ended July 31, 2013 and $3,850,000 and $7,700,000 during the three and six months ended July 31, 2012.

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
On May 31, 2013, pursuant to the terms of the Indenture governing the 2014 Senior Notes, the Company issued a put termination notice to the noteholders. Pursuant to the Indenture, following the put termination notice, holders of the 2014 Senior Notes were permitted to put such notes to the Company through June 20, 2013. As of July 12, 2013, the last settlement date for noteholders to put the 2014 Senior Notes to the Company, $60,033,000 aggregate principal amount of the 2014 Senior Notes were put, for which noteholders received 4,128,806 shares of Class A common stock and cash payments totaling $1,088,000 for interest payable to October 15, 2013 and in lieu of fractional shares.

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

RESULTS OF OPERATIONS
Corporate Description
We principally engage in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. We operate through three strategic business units and have six reportable operating segments. The Commercial Group, our largest strategic business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings and mixed-use projects. Additionally, it recently constructed and currently operates Barclays Center, a sports and entertainment arena located in Brooklyn, New York. The Arena, which opened in September 2012, is being reported as a separate reportable operating segment. The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group owns interests in entities that develop and manage military family housing. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects.
Corporate Activities and The Nets, a member of the National Basketball Association in which we account for our investment on the equity method of accounting, are the other reportable operating segments.
We have approximately $10.7 billion of consolidated assets in 26 states and the District of Columbia at July 31, 2013. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, New York City, Philadelphia, the Greater San Francisco metropolitan area and the Greater Washington D.C. metropolitan area. We have offices in Albuquerque, Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C. and our corporate headquarters in Cleveland, Ohio.
Significant milestones occurring during the second quarter of 2013 include:

•	The issuance, at par, of $300,000,000 aggregate principal amount of 3.625% Convertible Senior Notes due 2020 (“2020 Senior Notes”). We received net cash proceeds of $291,250,000 from the offering;

•
Exercising the accordion provision of our existing bank revolving credit facility allowing us to increase our total available borrowings from $465,000,000 to $500,000,000. The expansion reflects the addition of Citibank N.A. to the bank group, as well as increased commitments from KeyBank National Association and PNC Bank, National Association, both of which were already part of the facility;

•
Announcing the results of the termination of put rights associated with our 3.625% Puttable Equity-Linked Senior Notes due 2014 (“2014 Senior Notes”). As of July 12, 2013, the final settlement date for the put transactions, $60,033,000 aggregate principal amount of the 2014 Senior Notes were put to us, for which the holders received 4,128,806 shares of our Class A common stock together with $1,088,000 for interest payable to October 15, 2013. After the transaction, $1,114,000 aggregate principal amount of the 2014 Senior Notes remains outstanding;

•	The closing of a strategic capital partnership with AIG Global Real Estate for the development of 3700M (West Village), a 381 unit apartment community in Dallas, Texas;

•
Announcing the signing of an agreement with Queensland Investment Corporation (“QIC”) to form joint ventures investing in regional malls beginning with eight of our properties. Under the terms of the agreement, we will contribute our current ownership interest in each of the regional malls and the outside partner will acquire 49% of those interests for cash. Upon closing, which is expected to occur before the end of our fiscal third quarter, we expect to raise cash liquidity of approximately $330,000,000, after transaction costs;

•
Being selected as the master developer for the first phase of Cornell NYC Tech, an innovation campus that will bring together industry and academia in a way that fuses scientific and academic excellence with real-world applications and entrepreneurship. In addition, we will serve as fee-developer for the first academic building, open space and related infrastructure planned for the first phase of the campus;

•
The sale of Sheraton Station Square, a hotel in Pittsburgh, Pennsylvania, and the Higbee Building, an office building in Cleveland, Ohio, for a sales price of $61,000,000 and $79,000,000, respectively. These sales generated net cash proceeds of $53,603,000 and are part of our strategy to sell assets in non-core markets;

•	Commencing construction of Winchester Lofts, a 158 unit apartment community in New Haven, Connecticut; and

•	Closing $165,619,000 of nonrecourse mortgage financing transactions.

In addition, subsequent to July 31, 2013, we achieved the following significant milestones:

•	The redemption of the remaining $132,144,000 principal amount of our outstanding 6.500% Senior Notes due 2017, at par;

•
Being selected by Nassau County, New York to renovate the Nassau Coliseum. Plans call for a renovated 13,000 seat arena, a 2,000-seat indoor theater, an outdoor amphitheater, restaurants, an ice-skating rink, a movie theater and retail space;

•	Engaging CBRE to market a stake of up to 80% of the remaining development opportunities at the Brooklyn Atlantic Yards project;

•
The sale of Liberty Center, an unconsolidated office building, and Westin Convention Center, an unconsolidated hotel, both located in Pittsburgh, Pennsylvania. The sale generated net cash of approximately $30,000,000. These dispositions are part of our strategy to sell operating assets in non-core markets and represents our complete exit from the hotel product group; and

•
Addressing $441,654,000 of the remaining $579,133,000 of nonrecourse mortgage debt financings that would have matured during the year ending January 31, 2014, through closed transactions, commitments and/or automatic extensions.

Net Loss Attributable to Forest City Enterprises, Inc. – Net loss attributable to Forest City Enterprises, Inc. for the three months ended July 31, 2013 was $16,281,000 versus $43,717,000 for the three months ended July 31, 2012. Although we have substantial recurring revenue sources from our properties, we also enter into significant transactions, which create substantial variances in operating results between periods. This variance to the prior year period is primarily attributable to the following increases, which are net of noncontrolling interest:

•
$45,393,000 related to a decrease in the net loss on land held for divestiture activities for fully consolidated land projects and land projects accounted for under the equity method of accounting in 2013 compared with 2012;

•	$25,975,000 related to increased gains on extinguishment of debt in 2013 compared with 2012;

•	$10,210,000 of decreased write-offs and other expenses related to abandoned development projects in 2013 compared with 2012;

•	$10,046,000 related to 2013 gains on disposition or partial disposition of rental properties and unconsolidated investments exceeding 2012 gains; and

•	$8,540,000 related to a 2013 decrease in allocated losses from our equity investment in The Nets.
These increases were partially offset by the following decreases, net of noncontrolling interest:

•
$33,039,000 related to an increase in depreciation and amortization expense primarily due to several large property openings in 2012 and 2011 and accelerated depreciation expense at Ten MetroTech Center, an office building in Brooklyn, New York, due to a change in the estimated useful life of the building;

•	$13,881,000 related to an increase in interest expense due to reduced capitalized interest on our projects under construction and development as we reduce our construction pipeline;

•
$11,367,000 related to the change in fair market value of certain derivatives between the comparable periods, which was marked to market through interest expense as a result of the derivatives not qualifying for hedge accounting;

•	$8,154,000 related to increased interest expense due to several large property openings in 2012 and 2011;

•	$4,496,000 related to a 2013 increase in impairment charges of consolidated (including discontinued operations) entities;

•	$3,021,000 related to a decrease in income recognized on the sale of state and federal historic preservation and new market tax credits in 2013 compared with 2012; and

•
$5,219,000 due to increased income tax expense attributable to both continuing and discontinued operations primarily related to the fluctuations in pre-tax earnings, including gains included in discontinued operations. These fluctuations are primarily due to the various transactions discussed herein.

Net loss attributable to Forest City Enterprises, Inc. for the six months ended July 31, 2013 was $35,649,000 versus $20,965,000 for the six months ended July 31, 2012. This variance to the prior year period is primarily attributable to the following decreases, which are net of noncontrolling interest:

•
$44,672,000 related to an increase in depreciation and amortization expense primarily due to several large property openings in 2012 and 2011 and accelerated depreciation expense at Ten MetroTech Center due to a change in the estimated useful life of the building;

•	$36,484,000 related to the 2012 sale of an approximate 10-acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio;

•	$29,619,000 related to an increase in interest expense due to reduced capitalized interest on our projects under construction and development as we reduce our construction pipeline;

•
$17,490,000 related to the change in fair market value of certain derivatives between the comparable periods, which was marked to market through interest expense as a result of the derivatives not qualifying for hedge accounting;

•	$14,117,000 related to increased interest expense due to several large property openings in 2012 and 2011;

•	$3,115,000 related to a 2013 increase in impairment charges of consolidated (including discontinued operations) entities; and

•	$2,375,000 related to a decrease in income recognized on the sale of state and federal historic preservation and new market tax credits in 2013 compared with 2012.
These decreases were partially offset by the following increases, net of noncontrolling interest:

•
$45,698,000 related to a decrease in the net loss on land held for divestiture activities for fully consolidated land projects and land projects accounted for under the equity method of accounting in 2013 compared with 2012;

•	$21,232,000 related to increased gains on extinguishment of debt in 2013 compared with 2012;

•	$16,669,000 related to 2013 gains on disposition or partial disposition of rental properties and unconsolidated investments exceeding 2012 gains;

•	$12,517,000 related to a 2013 decrease in allocated losses from our equity investment in The Nets;

•	$10,836,000 related to increased commercial outlot land sales in 2013 compared with 2012;

•	$10,577,000 of decreased write-offs and other expenses related to abandoned development projects in 2013 compared with 2012; and

•
$16,790,000 due to decreased income tax expense attributable to both continuing and discontinued operations primarily related to the fluctuations in pre-tax earnings, including gains included in discontinued operations. These fluctuations are primarily due to the various transactions discussed herein.

Net Operating Income
We define Net Operating Income (“NOI”) as revenues (excluding straight-line rent adjustments) less operating expenses (including depreciation and amortization for non-real estate groups) plus interest income plus equity in earnings (loss) of unconsolidated entities (excluding gain (loss) on disposition, gain (loss) on land held for divestiture activity and impairment of unconsolidated entities) plus interest expense, gain (loss) on extinguishment of debt, depreciation and amortization of unconsolidated entities. We believe NOI provides us, as well as our investors, additional information about our core business operations and, along with earnings, is necessary to understand our business and operating results. A reconciliation between NOI and Net Earnings (Loss), the most comparable financial measure calculated in accordance with accounting principles generally accepted in the United States of America ("GAAP"), is presented below. Although NOI is not presented in accordance with GAAP, investors can use this non‑GAAP measure as supplementary information to evaluate our business. NOI is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, our GAAP measures and may not be directly comparable to similarly-titled measures reported by other companies.
Reconciliation of Net Operating Income (non-GAAP) to Net Earnings (Loss) (GAAP) (in thousands):

	Six Months Ended July 31,
	2013		2012
Revenues from real estate operations		$587,911		$519,016
Exclude straight-line rent adjustment		(7,293)		(9,352)
Adjusted revenues		580,618		509,664
Add interest and other income		23,182		24,077
Add equity in earnings (loss) of unconsolidated entities	$14,022		$(21,839)
Exclude net (gain) loss on land held for divestiture of unconsolidated entities	(681)		41,887
Exclude (gain) loss on disposition of unconsolidated entities	1,510		(16,107)
Exclude impairment of unconsolidated real estate	—		390
Exclude depreciation and amortization of unconsolidated entities	37,494		40,497
Exclude interest expense of unconsolidated entities	49,273		50,298
Exclude loss on extinguishment of debt of unconsolidated entities	7		1,313
Total NOI from unconsolidated entities	$101,625	101,625	$96,439	96,439
Total adjusted revenues and NOI from unconsolidated entities		705,425		630,180
Operating expenses		393,527		320,483
Add back non-Real Estate depreciation and amortization		2,375		1,196
Exclude straight-line rent adjustment		(1,474)		(1,559)
Adjusted operating expenses		394,428		320,120
Net operating income		310,997		310,060
Interest expense		(177,974)		(114,244)
Gain (loss) on extinguishment of debt		19,431		(719)
Net loss on land held for divestiture activity		(7,555)		(6,458)
Total NOI of unconsolidated entities		(101,625)		(96,439)
Net gain on disposition of rental properties		4,932		—
Impairment of consolidated real estate		(8,055)		(460)
Depreciation and amortization—Real Estate Groups		(157,857)		(99,065)
Amortization of mortgage procurement costs		(5,326)		(6,063)
Straight-line rent adjustment		5,819		7,793
Earnings (loss) before income taxes		(117,213)		(5,595)
Income tax benefit (expense)		32,084		(110)
Net gain on change in control of interests		2,762		6,766

Equity in earnings (loss) of unconsolidated entities		13,341		20,048
Net gain (loss) on land held for divestiture activity of unconsolidated entities		681		(41,887)
		14,022		(21,839)
Earnings (loss) from continuing operations		(68,345)		(20,778)
Discontinued operations, net of tax		27,777		6,667
Net earnings (loss)		(40,568)		(14,111)
Noncontrolling interests
(Earnings) loss from continuing operations attributable to noncontrolling interests		10,757		(5,299)
Earnings from discontinued operations attributable to noncontrolling interests		(5,838)		(1,555)
Noncontrolling interests		4,919		(6,854)
Net earnings (loss) attributable to Forest City Enterprises, Inc.		$(35,649)		$(20,965)
Preferred dividends		(185)		(7,700)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders		$(35,834)		$(28,665)

Comparable NOI
In addition to NOI, we use comparable NOI as a metric to evaluate performance of our operating rental property portfolio, specifically for multi-family, office and retail properties. This measure provides a same-store comparison of operating results of all stabilized properties that are open and operating in both periods presented. Write-offs of abandoned development projects, non‑capitalizable development costs and unallocated management and service company overhead, net of tax credit income, are not directly attributable to an operating property and are considered non-comparable NOI. In addition, certain income and expense items at the property level, such as lease termination income, real estate tax assessments or rebates and participation payments as a result of refinancing transactions and NOI impacts of changes in ownership percentages, are removed from comparable NOI and are included in non-comparable NOI. Other properties and activities such as Arena, hotels, subsidized senior housing, military housing, the Nets, corporate activities and land are not evaluated on a same-store basis and the NOI from these properties and activities are considered non-comparable NOI.
The following is a reconciliation of comparable NOI to total NOI. See the reconciliation of NOI to Net Earnings (Loss), included elsewhere in this Form 10-Q.

	Net Operating Income (in thousands)
	Six Months Ended July 31, 2013			Six Months Ended July 31, 2012
Full Consolidation	Comparable	Non-Comparable	Total	Comparable	Non-Comparable	Total
Commercial Group
Retail	$111,292	$10,031	$121,323	$108,801	$10,122	$118,923
Office	111,203	8,436	119,639	117,751	5,052	122,803
Hotels	—	1,391	1,391	—	1,582	1,582
Land Sales	—	10,844	10,844	—	36,498	36,498
Other	—	(22,422)	(22,422)	—	(17,632)	(17,632)
Total Commercial Group	$222,495	$8,280	$230,775	$226,552	$35,622	$262,174

Arena	$—	$10,800	$10,800	$—	$(10,509)	$(10,509)

Residential Group
Apartments	$72,550	$6,218	$78,768	$69,316	$2,213	$71,529
Subsidized Senior Housing	—	7,664	7,664	—	9,111	9,111
Military Housing	—	10,377	10,377	—	14,663	14,663
Other	—	(10,417)	(10,417)	—	(4,284)	(4,284)
Total Residential Group	$72,550	$13,842	$86,392	$69,316	$21,703	$91,019

Total Rental Properties	$295,045	$32,922	$327,967	$295,868	$46,816	$342,684

Land Development Group	$—	$13,206	$13,206	$—	$9,469	$9,469
The Nets	$—	$(2,713)	$(2,713)	$—	$(15,230)	$(15,230)
Corporate Activities	$—	$(27,463)	$(27,463)	$—	$(26,863)	$(26,863)

Grand Total	$295,045	$15,952	$310,997	$295,868	$14,192	$310,060

	Six Months Ended July 31,
Comparable NOI	2013	2012	% Change
	(in thousands)

Retail Comparable NOI	$111,292	$108,801
NOI attributable to noncontrolling interests	(3,348)	(3,442)
Subtotal Retail	107,944	105,359	2.5%

Office Comparable NOI	111,203	117,751
NOI attributable to noncontrolling interests	(4,385)	(4,294)
Subtotal Office	106,818	113,457	(5.9)%	(1)

Apartments Comparable NOI	72,550	69,316
NOI attributable to noncontrolling interests	(1,218)	(1,284)
Subtotal Apartments	71,332	68,032	4.9%

Grand Total Comparable NOI	$286,094	$286,848	(0.3)%

(1)	Primarily due to decreased occupancy at One Pierrepont Plaza, an office building in Brooklyn, New York.

Net Operating Income by Product Type
Full Consolidation (dollars in thousands)

Six Months Ended July 31, 2013	Six Months Ended July 31, 2012

NOI by Product Type	$352,894	NOI by Product Type	$346,512
Hotels	1,391	Hotels	1,582
Non-outlot land sale	8,927	Casino land sale	36,484
Arena	10,800	Arena	(10,509)
The Nets	(2,713)	The Nets	(15,230)
Corporate Activities	(27,463)	Corporate Activities	(26,863)
Other (3)	(32,839)	Other (3)	(21,916)
Grand Total NOI	$310,997	Grand Total NOI	$310,060

(1) Includes commercial outlot land sales.
(2) Includes limited-distribution subsidized senior housing.
(3) Includes write-offs of abandoned development projects, non-capitalizable development costs and unallocated management and service company overhead, net of tax credit income.

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
The table below reconciles net earnings (loss), the most comparable GAAP measure, to FFO, a non-GAAP measure.

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(16,281)	$(43,717)	$(35,649)	$(20,965)
Depreciation and Amortization—Real Estate Groups (1)	104,963	72,493	186,403	142,910
Impairment of depreciable rental properties	8,055	3,559	8,055	4,940
Gain on disposition of rental properties	(26,153)	(16,107)	(40,690)	(24,021)
Income tax expense (benefit) adjustments — current and deferred (2)
Gain on disposition of rental properties	11,223	6,229	16,831	9,281
Impairment of depreciable rental properties	(3,124)	(1,380)	(3,124)	(1,916)
FFO	$78,683	$21,077	$131,826	$110,229

FFO Per Share - Diluted
Numerator (in thousands):
FFO	$78,683	$21,077	$131,826	$110,229
If-Converted Method (adjustments for interest, net of tax):
3.625% Puttable Senior Notes due 2014	243	1,110	1,275	2,219
5.000% Convertible Senior Notes due 2016	382	382	765	765
4.250% Convertible Senior Notes due 2018	2,277	2,277	4,554	4,554
3.625% Convertible Senior Notes due 2020	220	—	220	—
FFO for per share data	$81,805	$24,846	$138,640	$117,767
Denominator
Weighted average shares outstanding—Basic	194,745,051	169,454,672	189,865,650	169,331,996
Effect of stock options, restricted stock and performance shares	1,236,260	739,767	1,222,432	838,520
Effect of convertible preferred stock	—	14,550,257	162,501	14,550,257
Effect of convertible debt	24,399,311	33,499,503	28,399,143	33,499,503
Effect of convertible Class A Common Units	3,646,755	3,646,755	3,646,755	3,646,755
Weighted average shares outstanding - Diluted	224,027,377	221,890,954	223,296,481	221,867,031
FFO Per Share	$0.37	$0.11	$0.62	$0.53

(1) The following table provides detail of depreciation and amortization:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)
Full Consolidation	$91,857	$50,897	$160,232	$100,261
Non-Real Estate	(1,145)	(576)	(2,375)	(1,196)
Real Estate Groups Full Consolidation	90,712	50,321	157,857	99,065
Real Estate Groups related to noncontrolling interest	(4,612)	(1,586)	(9,360)	(2,580)
Real Estate Groups Unconsolidated	18,114	19,686	35,930	38,847
Real Estate Groups Discontinued Operations	749	4,072	1,976	7,578
Real Estate Groups at our proportional share	$104,963	$72,493	$186,403	$142,910
(2) The following table provides detail of income tax expense (benefit):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)
Current taxes
Operating earnings	$(25,164)	$(6,295)	$(34,034)	$(10,023)
Gain on disposition of rental properties	4,915	(21,081)	12,601	(16,830)
Subtotal	(20,249)	(27,376)	(21,433)	(26,853)
Discontinued operations
Operating earnings	964	6,556	1,782	6,379
Gain on disposition of rental properties	15,557	—	16,983	1,294
Subtotal	16,521	6,556	18,765	7,673
Total Current taxes	(3,728)	(20,820)	(2,668)	(19,180)
Deferred taxes
Operating earnings	12,075	(8,669)	5,824	4,752
Gain on disposition of rental properties	(4,953)	27,310	(13,351)	22,541
Impairment of depreciable rental properties	(3,124)	(330)	(3,124)	(330)
Subtotal	3,998	18,311	(10,651)	26,963
Discontinued operations
Operating earnings	(145)	(5,831)	(356)	(4,760)
Gain on disposition of rental properties	(4,296)	—	598	2,276
Impairment of real estate	—	(1,050)	—	(1,586)
Subtotal	(4,441)	(6,881)	242	(4,070)
Total Deferred taxes	(443)	11,430	(10,409)	22,893
Grand Total	$(4,171)	$(9,390)	$(13,077)	$3,713

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, operating expenses, interest expense, and equity in earnings (loss) by segment. See discussion of these amounts by segment in the narratives following the tables.

	Three Months Ended July 31,			Six Months Ended July 31,
	2013	2012	Variance	2013	2012	Variance
	(in thousands)
Revenues from Real Estate Operations
Commercial Group	$183,437	$165,348	$18,089	$355,565	$328,697	$26,868
Commercial Group Land Sales	791	49	742	26,391	40,049	(13,658)
Residential Group	63,545	63,679	(134)	127,342	125,304	2,038
Arena	21,587	210	21,377	50,284	326	49,958
Land Development Group	22,402	12,484	9,918	28,329	24,640	3,689
The Nets	—	—	—	—	—	—
Corporate Activities	—	—	—	—	—	—
Total Revenues from Real Estate Operations	$291,762	$241,770	$49,992	$587,911	$519,016	$68,895
Operating Expenses
Commercial Group	$99,104	$90,767	$8,337	$194,265	$172,283	$21,982
Cost of Commercial Group Land Sales	184	50	134	15,547	3,566	11,981
Residential Group	48,200	41,432	6,768	96,740	84,575	12,165
Arena	15,533	6,469	9,064	39,484	10,757	28,727
Land Development Group	15,692	11,271	4,421	21,385	22,948	(1,563)
The Nets	—	—	—	—	—	—
Corporate Activities	12,691	13,623	(932)	26,106	26,354	(248)
Total Operating Expenses	$191,404	$163,612	$27,792	$393,527	$320,483	$73,044
Interest Expense
Commercial Group	$53,920	$42,676	$11,244	$106,755	$82,677	$24,078
Residential Group	13,913	4,568	9,345	22,659	8,238	14,421
Arena	9,349	(4,607)	13,956	18,362	(8,734)	27,096
Land Development Group	(178)	2,475	(2,653)	(280)	4,226	(4,506)
The Nets	—	—	—	—	—	—
Corporate Activities	14,719	14,242	477	30,478	27,837	2,641
Total Interest Expense	$91,723	$59,354	$32,369	$177,974	$114,244	$63,730
Equity in Earnings (Loss)
Commercial Group	$3,316	$6,073	$(2,757)	$9,147	$12,471	$(3,324)
Gain (loss) on disposition of Commercial Group unconsolidated entities	—	16,107	(16,107)	(1,510)	16,107	(17,617)
Residential Group	3,919	80	3,839	8,625	4,250	4,375
Arena	—	—	—	—	—	—
Land Development Group	(12)	2,677	(2,689)	(208)	2,840	(3,048)
The Nets	268	(8,272)	8,540	(2,713)	(15,230)	12,517
Corporate Activities	—	—	—	—	—	—
Total Equity in Earnings (Loss)	$7,491	$16,665	$(9,174)	$13,341	$20,438	$(7,097)

Commercial Group
Revenues from real estate operations—Revenues from real estate operations for the Commercial Group, including the group’s land sales, increased by $18,831,000, or 11.4%, for the three months ended July 31, 2013 compared with the same period in the prior year. The variance is primarily attributable to the following increases:

•	$6,797,000 due to an increase in tenant reimbursable revenue that is also included in operating expenses at multiple properties in the New York metropolitan area;

•	$5,530,000 due to 2013 lease termination fee income at One MetroTech Center, an office building in Brooklyn, New York;

•	$3,594,000 related to new property openings as noted in the table below; and

•	$3,026,000 related to third party management and consulting fee income.
These increases were partially offset by the following decrease:

•	$3,618,000 primarily related to decreased occupancy at Ten MetroTech Center, which is anticipated to be demolished in September 2013, and One Pierrepont Plaza.

Revenues from real estate operations for the Commercial Group, including the group’s land sales, increased by $13,210,000, or 3.6%, for the six months ended July 31, 2013 compared with the same period in the prior year. The variance is primarily attributable to the following increases:

•	$26,342,000 related to increases in commercial outlot land sales primarily at an undeveloped project in Brooklyn, New York and Orchard Town Center, a regional mall in Westminster, Colorado;

•	$10,134,000 due to an increase in tenant reimbursable revenue that is also included in operating expenses at multiple properties in the New York metropolitan area;

•	$8,343,000 related to new property openings as noted in the table below;

•	$5,577,000 related to third party management and consulting fee income;

•	$5,530,000 due to 2013 lease termination fee income at One Metrotech Center; and

•
$2,095,000 related to the change from the equity method of accounting to full consolidation due to the acquisition of a partner's interest in three office buildings in Albuquerque, New Mexico in July 2012.

These increases were partially offset by the following decreases:

•	$40,000,000 related to the 2012 sale of an approximate 10-acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio; and

•	$8,589,000 primarily related to decreased occupancy at Ten MetroTech Center and One Pierrepont Plaza.
Operating and Interest Expenses—Operating expenses increased by $8,471,000, or 9.3%, for the three months ended July 31, 2013 compared with the same period in the prior year. The variance is primarily attributable to the following increases:

•	$6,562,000 due to an increase in tenant reimbursable expenses that is also included in revenues from real estate operations at multiple properties in the New York metropolitan area;

•	$2,003,000 related to new property openings as noted in the table below;

•
$1,250,000 related to the change from the equity method of accounting to full consolidation due to the acquisition of a partner's interest in three office buildings in Albuquerque, New Mexico in July 2012; and

•	$1,150,000 related to increased real estate tax expense at New York Times due to a decrease in tax abatements.
These increases were partially offset by the following decrease:

•	$12,489,000 related to decreased write-offs of abandoned development projects in 2013 compared with 2012.
The remainder of the increase is primarily due to more development costs being expensed in 2013 compared with 2012 due to the reduced amount of our projects under active development in addition to other miscellaneous fluctuations at our mature properties, including general operating activities.
Operating expenses increased by $33,963,000, or 19.3%, for the six months ended July 31, 2013 compared with the same period in the prior year. The variance is primarily attributable to the following increases:

•	$15,497,000 related to increases in commercial outlot land sales primarily at an undeveloped project in Brooklyn, New York and Orchard Town Center;

•	$10,229,000 due to an increase in tenant reimbursable expenses that is also included in revenues from real estate operations at multiple properties in the New York metropolitan area;

•	$2,576,000 related to new property openings as noted in the table below;

•	$2,478,000 related to increased real estate tax expense at New York Times due to a decrease in tax abatements; and

•
$1,588,000 related to the change from the equity method of accounting to full consolidation due to the acquisition of a partner's interest in three office buildings in Albuquerque, New Mexico in July 2012.

These increases were partially offset by the following decreases:

•	$12,815,000 related to decreased write-offs of abandoned development projects in 2013 compared with 2012; and

•	$3,516,000 related to the 2012 sale of an approximate 10-acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio.

The remainder of the increase is primarily due to more development costs being expensed in 2013 compared with 2012 due to the reduced amount of our projects under active development in addition to other miscellaneous fluctuations at our mature properties, including general operating activities.
Interest expense for the Commercial Group increased by $11,244,000, or 26.3%, for the three months ended July 31, 2013 and increased by $24,078,000, or 29.1%, for the six months ended July 31, 2013 compared with the same periods in the prior year. The increases are primarily attributable to the opening of new properties, as noted in the table below, and a reduction of capitalized interest on certain development projects.
The following table presents the increases in revenues, operating expenses and interest expense for newly-opened properties for the three and six months ended July 31, 2013 compared with the same periods in the prior year:

				Variances Related to
				Three Months Ended			Six Months Ended
				July 31, 2013 vs. 2012			July 31, 2013 vs. 2012
Newly-Opened Properties	Location	Quarter-Year Opened	Square feet	Revenues from Real Estate Operations	Operating Expenses	Interest Expense	Revenues from Real Estate Operations	Operating Expenses	Interest Expense
				(in thousands)
Retail Centers:
Westchester's Ridge Hill	Yonkers, New York	Q2-2011/12	1,336,000	$2,892	$1,675	$3,854	$6,875	$2,013	$9,537
The Yards - Boilermaker Shops	Washington, D.C.	Q4-12	39,000	70	103	120	109	230	248
Other:
Johns Hopkins Parking Garage	Baltimore, Maryland	Q4-12	492,000	632	225	38	1,359	333	76
Total				$3,594	$2,003	$4,012	$8,343	$2,576	$9,861
Comparable occupancy for the Commercial Group is 92.1% and 92.8% for retail and office, respectively, as of July 31, 2013 compared with 91.9% and 92.3%, respectively, as of July 31, 2012. Retail and office occupancy as of July 31, 2013 and July 31, 2012 is based on square feet leased at the end of the fiscal quarter. Comparable occupancy relates to stabilized properties opened and operated in both the six months ended July 31, 2013 and 2012.
As of July 31, 2013, the average base rent per square feet expiring for retail and office leases is $39.04 and $40.13, respectively. Square feet of expiring leases and average base rent per square feet are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases.
We monitor retail and office leases expiring in the short to mid-term. Management’s plan to obtain lease renewals for expiring retail and office leases includes signing of lease extensions, if available, and active marketing for available or soon to be available space to new or existing tenants in the normal course of business.
Retail Centers
The following tables represent those new leases and gross leasable area (“GLA”) signed on the same space in which there was a former tenant and existing tenant renewals:

Regional Malls
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per Square Foot (1)(2)	Prior Rent Per Square Foot (1)(2)	Cash Basis % Change over Prior Rent
3rd Quarter 2012	37	128,204	$46.09	$40.19	14.7%
4th Quarter 2012	23	63,551	$55.17	$49.44	11.6%
1st Quarter 2013	38	115,625	$54.92	$46.15	19.0%
2nd Quarter 2013	26	70,059	$61.19	$52.67	16.2%
Total	124	377,439	$53.13	$45.88	15.8%

Specialty Retail Centers
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per Square Foot (1)(2)	Prior Rent Per Square Foot (1)(2)	Cash Basis % Change over Prior Rent
3rd Quarter 2012	5	37,129	$30.61	$31.00	(1.3)%
4th Quarter 2012	4	7,281	$43.90	$48.20	(8.9)%
1st Quarter 2013	9	51,398	$42.58	$35.44	20.1%
2nd Quarter 2013	3	46,194	$42.03	$42.12	(0.2)%
Total	21	142,002	$39.34	$37.11	6.0%

Office Buildings
The following table represents all new leases compared with terms of all expired leases in our office portfolio over the past 12 months. Changes in rent per square foot between all new and all expired leases are influenced by various factors, including but not limited to non-comparable markets, non-comparable buildings and varying quality of space within those buildings. Depending on the mix of new and expired leases, the percentage change in rent per square foot will vary accordingly.

Office Buildings
Quarter	Number of Leases Signed	Number of Leases Expired	GLA Signed	GLA Expired	Contractual Rent Per Square Foot (1)(2)	Expiring Rent Per Square Foot (1)(2)	Cash Basis % Change over Prior Rent
3rd Quarter 2012	30	35	195,197	195,523	$42.76	$41.15	3.9%
4th Quarter 2012	17	27	76,889	124,062	$26.10	$24.62	6.0%
1st Quarter 2013	32	31	417,154	530,109	$52.33	$44.37	17.9%
2nd Quarter 2013	26	21	343,641	140,287	$33.90	$30.15	12.4%
Total	105	114	1,032,881	989,981	$42.44	$39.24	8.2%

Office Buildings by Product in Core and Non-Core Markets
	Number of Leases Signed	Number of Leases Expired	GLA Signed	GLA Expired	Contractual Rent Per Square Foot (1)(2)	Expiring Rent Per Square Foot (1)(2)	Cash Basis % Change over Prior Rent
Products:
Life Science Office	14	15	335,711	294,853	$63.33	$56.49	12.1%
Other Office	64	49	581,212	480,703	$34.66	$37.38	(7.3)%
Total Office in Core Markets	78	64	916,923	775,556	$45.15	$44.64	1.1%
Office in Non-Core Markets	27	50	115,958	214,425	$20.96	$19.45	7.8%
Total	105	114	1,032,881	989,981	$42.44	$39.24	8.2%

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

Comparable NOI is an operating statistic defined as NOI from stabilized properties opened and operated in all periods presented net of noncontrolling interests. Comparable NOI is useful because it measures the performance of the same properties on a period-to-period basis and is used to assess operating performance and resource allocation of the operating properties within our strategic business units. While property dispositions, acquisitions or other factors can impact net earnings in the short term, we believe comparable NOI gives a more consistent view of the overall performance of our operating portfolio from quarter-to-quarter and year-to-year. The percentage change of comparable NOI over the same period in the prior year is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Retail	3.5%	1.3%	2.5%	1.9%
Office (1)	(4.7)%	5.4%	(5.9)%	4.7%

(1)	Primarily due to decreased occupancy at One Pierrepont Plaza.

Residential Group
Revenues from real estate operations—Included in revenues from real estate operations is fee income related to the development and construction management related to our military housing projects. Military housing fee income and related operating expenses may vary significantly from period to period based on the timing of development and construction activity at each applicable project. Revenues from real estate operations for the Residential Group decreased by $134,000, or 0.2%, during the three months ended July 31, 2013 compared with the same period in the prior year. The variance is primarily attributable to the following decreases:

•	$2,619,000 related to third party management fees and other income; and

•	$1,458,000 related to military housing fee income from the management and development of units in our military housing portfolio.

These decreases were partially offset by the following increases:

•
$2,244,000 related to the change from equity method to full consolidation method of accounting for Uptown Apartments, an apartment community in Oakland, California, upon acquisition of our partner's ownership interest; and

•	$891,000 related to new property openings as noted in the table below.
Revenues from real estate operations for the Residential Group increased by $2,038,000, or 1.6%, during the six months ended July 31, 2013 compared with the same period in the prior year. The variance is primarily attributable to the following increases:

•	$2,244,000 related to the change from equity method to full consolidation method of accounting for Uptown Apartments; and

•	$2,085,000 related to new property openings as noted in the table below.
These increases were partially offset by the following decreases:

•	$3,081,000 related to military housing fee income from the management and development of units in our military housing portfolio; and

•	$1,129,000 related to third party management fees and other income.
Operating and Interest Expenses—Operating expenses for the Residential Group increased by $6,768,000, or 16.3%, during the three months ended July 31, 2013 compared with the same period in the prior year. This variance is primarily attributable to the following increases:

•	$2,226,000 related to increased write-offs of project costs and other expenses related to abandoned development projects in 2013 compared with 2012; and

•	$630,000 related to new property openings as noted in the table below.
The remainder of the increase is primarily due to more development costs being expensed in 2013 compared with 2012 due to the reduced amount of our projects under active development, the change from equity method to full consolidation method of accounting for Uptown Apartments, management expenditures associated with military housing fee revenues and miscellaneous fluctuations at our mature properties, including general operating activities, partially offset by decreased expenditures associated with third party management and consulting fee arrangements.
Operating expenses for the Residential Group increased by $12,165,000, or 14.4%, during the six months ended July 31, 2013 compared with the same period in the prior year. This variance is primarily attributable to the following increases:

•	$2,189,000 related to increased write-offs of project costs and other expenses related to abandoned development projects in 2013 compared with 2012;

•	$1,024,000 related to management expenditures associated with military housing fee revenues; and

•	$822,000 related to new property openings as noted in the table below.
The remainder of the increase is primarily due to more development costs being expensed in 2013 compared with 2012 due to the reduced amount of our projects under active development, the change from equity method to full consolidation method of accounting for Uptown Apartments and miscellaneous fluctuations at our mature properties, including general operating activities, partially offset by decreased expenditures associated with third party management and consulting fee arrangements.
Interest expense for the Residential Group increased by $9,345,000, or 204.6%, during the three months ended July 31, 2013 and by $14,421,000, or 175.1%, during the six months ended July 31, 2013 compared with the same periods in the prior year. The increases are primarily a result of mark-to-market adjustments on non-designated interest rate swaps.

The following table presents the increases (decreases) in revenues and operating expenses for newly-opened properties for the three and six months ended July 31, 2013 compared with the same periods in the prior year:

				Variances Related to
				Three Months Ended		Six Months Ended
				July 31, 2013 vs. 2012		July 31, 2013 vs. 2012
Newly-Opened Properties	Location	Quarter-Year Opened	Units	Revenues from Real Estate Operations	Operating Expenses	Revenues from Real Estate Operations	Operating Expenses
				(in thousands)
Continental Building	Dallas, Texas	Q1-2013	203	$96	$364	$109	$498
Botanica Eastbridge	Denver, Colorado	Q3-2012	118	382	163	615	343
Aster Town Center	Denver, Colorado	Q1-2012/Q2-2012	85	253	55	561	109
Foundry Lofts	Washington, D.C.	Q4-2011	170	160	48	800	(128)
Total				$891	$630	$2,085	$822
Comparable average occupancy for the Residential Group is 94.7% and 94.4% for the six months ended July 31, 2013 and 2012, respectively. Economic residential occupancy for the six months ended July 31, 2013 and 2012 is calculated by dividing gross potential rent less vacancy by gross potential rent. Gross potential rent (“GPR”) is calculated based on actual rents per lease agreements for occupied apartment units and at market rents for vacant apartment units. Market rental rates are determined using a variety of factors which include availability of specific apartment unit types (one bedroom, two bedroom, etc.), seasonality factors and rents offered by competitive properties for similar apartment types in the same geographic market. Comparable average occupancy relates to properties opened and operated in both the six months ended July 31, 2013 and 2012.
The percentage change of comparable NOI over the same period in the prior year is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Residential	7.1%	10.3%	4.9%	10.3%
The following tables present leasing information of our Apartment Communities for the various periods presented. Prior period amounts may differ from data as reported in previous quarters because the properties that qualify as comparable change from period to period.

Quarterly Comparison		Monthly Average Residential Rental Rates (2)			Average Residential Occupancy
	Leasable Units at Pro-Rata %(3)	Three Months Ended July 31,			Quarter-to-Date July 31,
Comparable Apartment Communities (1)		2013	2012	% Change	2013	2012	% Change
Core Markets	8,041	$1,689	$1,620	4.3%	95.2%	95.2%	—
Non-Core Markets	9,252	$957	$928	3.1%	94.5%	93.8%	0.7%
Total Comparable Apartments	17,293	$1,296	$1,249	3.8%	95.0%	94.6%	0.4%

Year-to-Date Comparison		Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
	Leasable Units at Pro-Rata %(3)	Six Months Ended July 31,			Year-to-Date July 31,
Comparable Apartment Communities (1)		2013	2012	% Change	2013	2012	% Change
Core Markets	8,041	$1,681	$1,605	4.7%	95.0%	95.2%	(0.2)%
Non-Core Markets	9,252	$952	$926	2.8%	94.2%	93.3%	0.9%
Total Comparable Apartments	17,293	$1,290	$1,241	3.9%	94.7%	94.4%	0.3%

Sequential Quarter Comparison		Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
	Leasable Units at Pro-Rata %(3)	Three Months Ended			Quarter-to-Date
Comparable Apartment Communities (1)		July 31, 2013	April 30, 2013	% Change	July 31, 2013	April 30, 2013	% Change
Core Markets	8,522	$1,774	$1,760	0.8%	95.3%	94.7%	0.6%
Non-Core Markets	9,252	$957	$948	0.9%	94.5%	93.9%	0.6%
Total Comparable Apartments	17,774	$1,348	$1,337	0.8%	95.0%	94.4%	0.6%

(1)
Includes stabilized apartment communities completely opened and operated in the periods presented. These apartment communities include units leased at affordable apartment rates which provide a discount from average market rental rates. For the three months ended July 31, 2013, 19.3% of leasable units in core markets and 3.5% of leasable units in non-core markets were affordable housing units. Excludes all military and limited-distribution subsidized senior housing units.

(2)	Represents GPR less concessions.

(3)	Leasable units at pro-rata represent our share of total leasable units at the apartment community.

Arena
Revenues from Real Estate Operations – Revenues from real estate operations for the Arena increased by $21,377,000 for the three months ended July 31, 2013 and by $49,958,000 for the six months ended July 31, 2013 compared with the same periods in the prior year. These increases are attributable to the grand opening of the Arena, which occurred on September 28, 2012.
Operating and Interest Expenses – Operating expenses for the Arena increased by $9,064,000 for the three months ended July 31, 2013 and by $28,727,000 for the six months ended July 31, 2013 compared with the same periods in the prior year. These increases are attributable to the grand opening of the Arena.
Interest expense for the Arena increased by $13,956,000 for the three months ended July 31, 2013 and by $27,096,000 for the six months ended July 31, 2013 compared with the same periods in the prior year. These increases are due to the cessation of capitalized interest upon the completion of construction and the grand opening of the Arena.
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
Revenues from real estate operations—Revenues from real estate operations for the Land Development Group increased by $9,918,000 and $3,689,000 for the three and six months ended July 31, 2013 compared with the same periods in the prior year. These variances are primarily attributable to increased land sales at Stapleton.
Operating and Interest Expenses—Operating expenses for the Land Development Group increased by $4,421,000 for the three months ended July 31, 2013 and decreased by $1,563,000 for the six months ended July 31, 2013 compared with the same periods in the prior year. These variances are primarily attributable to increased land sales at Stapleton.
Interest expense for the Land Development Group decreased by $2,653,000 and $4,506,000 during the three and six months ended July 31, 2013 compared with the same periods in the prior year. The decreases were primarily due to reduced interest allocations from the Corporate Activities segment.
Net Loss on Land Held for Divestiture Activity
The following table summarizes the net loss on land held for divestiture activities of consolidated entities:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)
Sales of land held for divestiture	$1,056	$34,510	$1,768	$34,510
Cost of sales of land held for divestiture	(63)	(25,172)	(323)	(25,172)
Net gain on closed transactions of land held for divestiture	993	9,338	1,445	9,338
Bad debt expense	(9,000)	—	(9,000)	—
Impairment of land held for divestiture	—	(15,796)	—	(15,796)
Net loss on land held for divestiture activity	$(8,007)	$(6,458)	$(7,555)	$(6,458)
See Note I – Land Held for Divestiture in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

Net Gain (Loss) on Land Held for Divestiture Activity of Unconsolidated Entities
The following table summarizes the net gain (loss) on investments in unconsolidated entities which are part of the land divestiture strategy:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)
Net gain (loss) on sales of land held for divestiture of unconsolidated entities	$828	$(1,481)	$681	$(1,481)
Impairment of investments in unconsolidated entities	—	(40,406)	—	(40,406)
Net gain (loss) on land held for divestiture activity of unconsolidated entities	$828	$(41,887)	$681	$(41,887)
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
We did not fund the July 2013 capital call related to the 2013-2014 NBA basketball season. This does not constitute a default of any agreements related to our Nets investment. However, under the terms of the Operating Agreement, the MP Entities had the right to dilute NS&E's ownership interests upon NS&E not funding capital calls. During the three months ended July 31, 2013, we entered into an agreement with the MP Entities, in which they agreed to fund NS&E's portion of the July 2013 capital call and not exercise the right to dilute NS&E's ownership interests for a period of two years in exchange for a fee. As the Nets are not a core investment for us, beginning in the first quarter of 2014,The Nets will no longer be presented as a separate reportable segment and the results will be aggregated within the Corporate Activities segment.
The amount of equity in earnings (loss), net of noncontrolling interests, was $268,000 for the three months ended July 31, 2013, representing a decrease in our allocated losses of $8,540,000 compared with the same period in the prior year. The amount of equity in earnings (loss), net of noncontrolling interest, was $(2,713,000) for the six months ended July 31, 2013, representing a decrease in our allocated losses of $12,517,000 compared with the same period in the prior year. These decreases are due to impacts of our funding commitments as discussed above.
Corporate Activities
Operating and Interest Expenses—Operating expenses decreased by $932,000 and $248,000, respectively for the three and six months ended July 31, 2013 compared with the same periods in the prior year. The decrease was due to a decrease in general corporate expenses.
Interest expense increased by $477,000 and $2,641,000, respectively, for the three and six months ended July 31, 2013 compared with same periods in the prior year. The increase was primarily due to reduced interest allocations to the Land Development Group, increased interest on our 7.375% Senior Notes due 2034 issued in July 2012 and 2020 Senior Notes issued in July 2013 and increased interest due to higher borrowings on our bank revolving credit facility, offset by decreased interest on our 2014 Senior Notes due to an exchange transaction in April 2013 and conversions upon noteholders puts, the last of which closed in July 2013.

Other Activity
The following items are discussed on a consolidated basis.
Depreciation and Amortization
We recorded depreciation and amortization expense of $91,857,000 and $160,232,000 for the three and six months ended July 31, 2013, respectively, and $50,897,000 and $100,261,000 for the three and six months ended July 31, 2012, respectively, which are increases of $40,960,000, or 80.5%, and $59,971,000, or 59.8%, compared with the same periods in the prior year. The increases are primarily attributable to accelerated depreciation expense of $25,258,000 and $27,283,000 related to Ten MetroTech Center during the three and six months ended July 31, 2013, respectively. In addition, the increase for the three months ended July 31, 2013 compared with the same period in the prior year is attributable to new property openings, primarily Barclays Center arena of $7,870,000 and Westchester's Ridge Hill, a mixed-use retail project in Yonkers, New York, of $2,634,000. The increase for the six months ended July 31, 2013 compared with the same period in the prior year is also attributable to new property openings, primarily Barclays Center arena of $17,276,000 and Westchester's Ridge Hill of $7,034,000.
Amortization of Mortgage Procurement Costs
For the three and six months ended July 31, 2013, we recorded amortization of mortgage procurement costs of $2,669,000 and $5,326,000, respectively. Amortization of mortgage procurement costs decreased $692,000 and $737,000 for the three and six months ended July 31, 2013 compared with the same periods in the prior year.
Gain (Loss) on Extinguishment of Debt
See Note M – Gain (Loss) on Extinguishment of Debt in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Interest and Other Income
Interest and other income was $12,277,000 and $23,182,000 for the three and six months ended July 31, 2013, respectively, compared with $13,551,000 and $24,077,000 for the three and six months ended July 31, 2012, respectively. The decrease of $1,274,000 for the three months ended July 31, 2013 compared to the same period in the prior year is primarily related to a decrease in the income recognition on the sale of state and federal historic preservation and new market tax credits. The decrease of $895,000 for the six months ended July 31, 2013 compared with the same period in the prior year is also primarily related to a decrease in the income recognition on the sale of state and federal historic preservation and new market tax credits.
Net Gain on Change in Control of Interests
Net gain on change in control of interests was $2,762,000 for the three and six months ended July 31, 2013 compared with $6,766,000 for the three and six months ended July 31, 2012, respectively. The amount for 2013 relates to the acquisition of our partner's ownership interest in Uptown Apartments. The amount for 2012 relates to the acquisition of our partner's ownership interest in three office buildings in Albuquerque, New Mexico.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated entities was $7,491,000 for the three months ended July 31, 2013 compared with $16,665,000 for the three months ended July 31, 2012, representing a decrease of $9,174,000. This variance is primarily attributable to the following decreases:

-	Commercial Group

•	$14,479,000 related to the 2012 gain on disposition of our unconsolidated investment in Village at Gulfstream Park, a specialty retail center in Hallandale Beach, Florida; and

•	$1,628,000 related to the 2012 gain on disposition of our unconsolidated investment in Chagrin Plaza I & II, office buildings in Beachwood, Ohio.

-	Land Development Group

•	$2,970,000 related to deferred revenue recognition in 2012 at Central Station, a mixed-use land development project in Chicago, Illinois, upon sale of the underlying land.
These decreases were partially offset by the following increase:

-	The Nets

•	$8,540,000 related to a 2013 decrease in allocated losses from our equity investment in The Nets.

Equity in earnings of unconsolidated entities was $13,341,000 for the six months ended July 31, 2013 compared with $20,438,000 for the six months ended July 31, 2012, representing a decrease of $7,097,000. This variance is primarily attributable to the following decreases:

-	Commercial Group

•	$14,479,000 related to the 2012 gain on disposition of our unconsolidated investment in Village at Gulfstream Park;

•	$1,628,000 related to the 2012 gain on disposition of our unconsolidated investment in Chagrin Plaza I & II; and

•	$1,510,000 related to the 2013 loss on disposition of our unconsolidated investment in Plaza at Robinson Town Center, a specialty retail center in Pittsburgh, Pennsylvania.

-	Land Development Group

•	$2,970,000 related to deferred revenue recognition in 2012 at Central Station.
These decreases were partially offset by the following increase:

-	The Nets

•	$12,517,000 related to a 2013 decrease in allocated losses from our equity investment in The Nets.
Discontinued Operations
See Note N – Discontinued Operations and Gain on Disposition of Rental Properties in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

FINANCIAL CONDITION AND LIQUIDITY
Multi-family rental properties continue to perform well throughout the majority of the United States. Other types of commercial real estate are also improving but to varying degrees depending on the product type and the geographic market. Access to bank credit and capital have continued to improve with banks and permanent lenders originating new loans for real estate projects, particularly as their existing portfolio loans get paid off. Originations of new loans for commercial mortgage backed securities have continued to improve as well. Although underwriting standards have begun to loosen, lenders continue favoring high quality operating assets in strong markets. While banks continue to originate construction loans for multifamily projects, construction loans for office or retail projects remain difficult to obtain, unless the project has substantial pre-leasing in place or higher than historical equity commitments from the company.
Our principal sources of funds are cash provided by operations including land sales, our bank revolving credit facility, nonrecourse mortgage debt and notes payable, dispositions of operating properties or development projects through sales or equity joint ventures, proceeds from the issuance of senior notes, proceeds from the issuance of common or preferred equity and other financing arrangements. We have consistently disposed of properties in an effort to recycle capital and reposition our portfolio. Over the last ten years, we have generated cash proceeds from sales and/or disposition of partial interests in rental properties that averaged in excess of $100,000,000 per year. Given the diversity of our portfolio by market and product type, we believe that the market for property dispositions will continue to be available. The current market should allow us to continue our ongoing strategy to recycle capital and reposition the portfolio through property sales or equity joint ventures.
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
In addition, our capital strategy includes potentially entering into equity joint ventures that can provide capital through the sales of partial interests of operating properties or reduce our equity requirements and development risk on our development opportunities. Entering into these joint ventures could result in us granting joint control or losing control of the asset and, accordingly, the asset would no longer be consolidated. Upon deconsolidation, our investment balance in the joint venture would be compared to estimated fair value and recorded at the lesser of fair value or book value. Additionally, evaluation for other than temporary impairment on a quarterly basis would be required. This could result in future impairments, some of which could be significant, that would not otherwise be required if the real estate asset remained consolidated.

We are in the process of developing Brooklyn Atlantic Yards, which is comprised of two phases. Phase I is comprised of the Arena and eight buildings totaling approximately 3.4 million square feet. Phase II consists of seven buildings totaling approximately 3.3 million square feet.
Substantial additional costs for railyard and infrastructure improvements will be required to proceed with Phase II. There is an upcoming December 31, 2013 deadline to commence construction on the Permanent Railyard and to post the completion guaranty for such work. If we choose to begin construction on the Permanent Railyard by December 31, 2013, it must be substantially complete by September 30, 2016. We have previously provided an $86,000,000 letter of credit to the Metropolitan Transit Authority ("MTA") as collateral for such future work related to the construction of the Permanent Railyard. In order to construct the aforementioned seven buildings in Phase II, we will be required to construct a platform over the new Permanent Railyard. Alternatively, if we choose not to commence construction on the Permanent Railyard by December 31, 2013, and we do not reach an alternative agreement with the MTA, the MTA may assert that we are in default of various MTA project agreements and pursue a draw down of our $86,000,000 letter of credit. A default under the MTA agreements would also result in our loss of approximately 3.3 million square feet of development rights for Phase II resulting in a significant charge related to abandonment of this development opportunity.
In addition, we are pursuing joint venture partners for the future development of Brooklyn Atlantic Yards. We are very early in the discussion process and can give no assurance as to whether we can find a joint venture partner for all or any part of the development opportunity at terms acceptable to us. However, if we are successful, it could result in forming joint ventures whereby we grant joint control or lose control of the asset. If that were to occur, we may have to deconsolidate the individual asset and its allocation of the site acquisition costs. Upon deconsolidation, our investment balance in the joint venture would be compared to estimated fair value and recorded at the lesser of fair value or book value. Additionally, evaluation on a quarterly basis for other than temporary impairment of the investment would be required. This could result in future impairments, some of which would likely be significant.
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
During the six months ended July 31, 2013, we closed several transactions which strengthened our balance sheet by increasing liquidity, converting preferred equity to common equity, reducing certain future fixed charges for interest and preferred dividends and addressing certain near term debt maturities:

•
In July 2013, we issued, at par, $300,000,000 aggregate principal amount of 3.625% Convertible Senior Notes due 2020 in a private placement. We committed to use the net proceeds from this offering to repay the outstanding balance our 6.500% Senior Notes due 2017 and other outstanding debt with higher interest rates.

•
On May 31, 2013, pursuant to the terms of the Indenture governing the 3.625% Puttable Equity-Linked Senior Notes due 2014 (“2014 Senior Notes”), we issued a put termination notice to the noteholders. Pursuant to the Indenture, following the put termination notice, noteholders were permitted to put their 2014 Senior Notes to us through June 20, 2013. As of July 12, 2013, the last settlement date for noteholders to put the 2014 Senior Notes to us, $60,033,000 aggregate principal amount of the 2014 Senior Notes were put, for which noteholders received 4,128,806 shares of our Class A common stock and cash payments totaling $1,088,000 for interest payable to October 15, 2013 and in lieu of fractional shares. Following the settlement of the put transactions, $1,114,000 aggregate principal amount of our 2014 Senior Notes remains outstanding.

•
In April 2013, we entered into separate, privately negotiated exchange agreements whereby we exchanged $138,853,000 in aggregate principal of our 2014 Senior Notes for 9,549,721 shares of Class A common stock and a cash payment of $4,860,000 for additional exchange consideration, accrued interest and in lieu of fractional shares.

•	In March 2013, we redeemed all of the outstanding $53,253,000 principal amount of our outstanding 7.625% Senior Notes due 2015 (“2015 Senior Notes”) at par value.

•
In February 2013, we entered into a Fourth Amended and Restated Credit Agreement and a Fourth Amended and Restated Guaranty of Payment of Debt (collectively, the “Credit Facility”). The amendment extended the maturity date to February 2016, subject to a one year extension upon the satisfaction of certain conditions, reduced the interest rate spread on the London Interbank Offered Rate ("LIBOR") option by 25 basis points to 3.50% and removed the prior LIBOR floor of 100 basis points. The amendment also increased available borrowings to $465,000,000, subject to certain reserve commitments to be established, as applicable, on certain dates to be used to retire certain of our senior notes that come due during the term of the amendment and provided an accordion provision allowing us to increase our total available borrowings to $500,000,000 upon satisfaction of certain conditions set forth in the Credit Facility. In July 2013, we met the conditions to exercise the accordion provision increasing our total available borrowings from $465,000,000 to $500,000,000.

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

•
We generated net cash proceeds through the sale of non-core operating assets of $69,230,000, net of distributions to noncontrolling interests, related to the sale of Millender Center, a 339 unit apartment community in Detroit, Michigan, Sheraton Station Square hotel located in Pittsburgh, Pennsylvania, and Higbee Building, an office building in Cleveland, Ohio.

•
On June 3, 2013, we signed an agreement with a subsidiary of Queensland Investment Corporation (“QIC”) to create joint ventures at each of eight regional malls (“Retail assets”) currently owned in whole or in part by us (collectively, the “JV”). At closing, we will contribute all of our ownership interests in each of the Retail assets into the JV for a 51% ownership interest in the JV and QIC will contribute cash for its 49% ownership interest in the JV. Our resulting ownership percentages of the individual Retail assets will vary depending on existing partnerships at three of the Retail assets. Cash liquidity generated from the transaction is expected to be approximately $330,000,000, after transaction costs. We continue to negotiate the final agreements with QIC and cannot assure the transaction will close at the terms described above, or at all.

We continue to explore various options to strengthen our balance sheet and enhance our liquidity, but can give no assurance that we can accomplish any of these other options on terms favorable to us or at all. If we cannot enhance our liquidity, it could adversely impact our growth and result in further curtailment of development activities.
We have no nonrecourse mortgages that were in default as of July 31, 2013.
As of July 31, 2013, we had $579,133,000 of nonrecourse mortgage financings with scheduled maturities during the fiscal year ending January 31, 2014, of which $33,497,000 represents regularly scheduled amortization payments. Subsequent to July 31, 2013, we have addressed $441,654,000 of these maturities, through closed transactions, commitments and/or automatic extensions. We are currently in negotiations to refinance and/or extend the remaining $103,982,000 of nonrecourse debt scheduled to mature during the year ending January 31, 2014. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings on the single collateralized asset.
As of July 31, 2013, we had three nonrecourse mortgages greater than five percent of our total nonrecourse mortgage debt and notes payable. The mortgages, encumbering New York Times, an office building in Manhattan, New York, Westchester’s Ridge Hill, a mixed-use retail project in Yonkers, New York, and Barclays Center, a sports and entertainment arena in Brooklyn, New York, have outstanding balances of $640,000,000, $466,000,000 and $382,119,000, respectively, at July 31, 2013.
As of July 31, 2013, our share of nonrecourse mortgage debt and notes payable recorded on our unconsolidated subsidiaries amounted to $1,992,309,000 of which $149,005,000 ($11,649,000 represents scheduled principal payments) was scheduled to mature during the year ending January 31, 2014. Subsequent to July 31, 2013, we have addressed $122,145,000 of these maturities, through closed transactions, commitments and/or automatic extensions. Negotiations are ongoing on the remaining 2013 maturities but we cannot give assurance that we will obtain these financings on favorable terms or at all.

Financial Covenants
Our Credit Facility and Indenture dated May 19, 2003 (“2003 Indenture”) contain certain restrictive financial covenants. A summary of the key financial covenants as defined in each agreement, all of which we are compliant with at July 31, 2013, follows:

	Requirement	As of
	Per Agreement	July 31, 2013
	(dollars in thousands)
Credit Facility Financial Covenants
Debt Service Coverage Ratio	1.40x	1.64x
Debt Yield Ratio	>9%	11.29%
Cash Flow Coverage Ratio	2.75x	3.28x
Total Development Ratio	<17%	8.89%
Minimum Consolidated Shareholders’ Equity, as defined	$2,320,175	$3,923,092
2003 Indenture Financial Covenants (1)
Ratio of Consolidated EBITDA(2) to Interest	>1.30x	1.57x
Minimum Net Worth, as defined	$1,001,141	$4,630,122

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
We are actively working to refinance and/or extend the maturities of the nonrecourse debt that is coming due in the next 24 months. During the six months ended July 31, 2013, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancings	$46,100
Construction and development projects (1)	93,900
Loan extensions/acquisitions	106,519
$246,519

(1)	Represents the full amount available to be drawn on the loans.

Cash Flows
Operating Activities
Net cash provided by operating activities was $60,039,000 and $217,813,000 for the six months ended July 31, 2013 and 2012, respectively. The net decrease in cash provided by operating activities of $157,774,000 is primarily the result of increased interest payments due to the cessation of capitalizing interest on several large development properties that were recently opened, collections on notes and accounts receivable and payments of accounts payable, accrued expenses and other liabilities.

Investing Activities
Net cash used in investing activities was $(172,581,000) and $(282,923,000) for the six months ended July 31, 2013 and 2012, respectively, and consisted of the following:

	Six Months Ended July 31,
	2013	2012
	(in thousands)
Capital expenditures:
Construction and development costs:
Barclays Center, a sports and entertainment arena in Brooklyn, New York	$(31,853)	$(184,266)
Atlantic Yards, a mixed-use development project in Brooklyn, New York	(25,613)	(54,438)
Atlantic Yards - B2, a modular apartment community in Brooklyn, New York	(24,044)	—
The Yards - Twelve12, an apartment community in Washington, D.C.	(18,696)	—
Westchester’s Ridge Hill, a mixed-use retail project in Yonkers, New York	(12,086)	(63,319)
Other	(83,684)	(92,870)
Total projects under construction or development (1)	(195,976)	(394,893)
Acquisition of a building at Antelope Valley Mall in Palmdale, California	(8,514)	—
Operating properties:
Commercial Segment	(10,780)	(8,156)
Residential Segment	(3,793)	(7,470)
Other	(1,048)	(616)
Total operating properties	(15,621)	(16,242)
Tenant improvements:
Commercial Segment	(21,980)	(30,963)
Total capital expenditures	$(242,091)	$(442,098)
Payment of lease procurement costs (2)	(4,763)	(5,886)
Increase in other assets	(18,505)	(19,140)
(Increase) decrease in restricted cash and escrowed funds used for investing purposes:
Uptown Apartments, an apartment community in Oakland, California	$(25,200)	$—
One MetroTech Center, an office building in Brooklyn, New York	(3,904)	(3,565)
The Yards - Twelve12	15,858	—
Atlantic Yards	1,161	170,199
Barclays Center	906	(7,171)
Westchester's Ridge Hill	6	8,962
John Hopkins Parking Garage in East Baltimore, Maryland	—	13,597
Other	144	5,275
Total (increase) decrease in restricted cash and escrowed funds used for investing purposes	$(11,029)	$187,297
Proceeds from disposition of full or partial interests in rental properties:
Higbee Building, an office building in Cleveland, Ohio	$37,285	$—
Millender Center, an apartment community in Detroit, Michigan	21,388	—
Sheraton Station Square, a hotel in Pittsburgh, Pennsylvania	16,318	—
Quebec Square, a specialty retail center in Denver, Colorado	—	8,642
Other	6,850	254
Total proceeds from disposition of full or partial interests in rental properties	$81,841	$8,896

Investing Activities (continued)

	Six Months Ended July 31,
	2013	2012
	(in thousands)
Change in investments in and advances to unconsolidated entities—(investment in) or return of investment:
Dispositions:
Plaza at Robinson Town Center, a specialty retail center in Pittsburgh, Pennsylvania	$8,500	$—
Village at Gulfstream Park, a specialty retail center in Hallandale Beach, Florida	—	15,000
Commercial Projects:
Atlantic Center, Court Street, Gun Hill Road and Bruckner Boulevard, primarily refinancing proceeds at four specialty retail centers in the New York City metropolitan area	23,440	—
Jackson Building, primarily refinancing proceeds at an office building in Cambridge, Massachusetts	4,898	—
300 Massachusetts Ave, an office building under development in Cambridge, Massachusetts	(3,116)	—
Bulletin Building, contribution for the repayment of debt at an office building in San Francisco, California	—	(8,775)
Residential Projects:
3700M (West Village), an apartment community under construction in Dallas, Texas	(2,800)	—
120 Kingston, an apartment community under construction in Boston, Massachusetts	(1,569)	(2,943)
8 Spruce Street, a mixed-use residential project in Manhattan, New York	—	(10,447)
The Grand, primarily refinancing proceeds at an apartment community in North Bethesda, Maryland	—	6,485
The Nets, a National Basketball Association member	—	(10,000)
Other	(7,387)	(1,312)
Total change in investments in and advances to unconsolidated entities	21,966	(11,992)
Net cash used in investing activities	$(172,581)	$(282,923)

(1)
We capitalized internal costs related to projects under construction and development of $20,761 and $25,686, including compensation related costs of $17,317 and $20,491, for the six months ended July 31, 2013 and 2012, respectively. Total capitalized internal costs represent approximately 8.58% and 5.81% of total capital expenditures for the six months ended July 31, 2013 and 2012, respectively.

(2)
We capitalized internal costs related to leasing activities of $2,126 and $2,504, including compensation related costs of $1,750 and $1,980, for the six months ended July 31, 2013 and 2012, respectively.

Financing Activities
Net cash provided by financing activities was $86,265,000 and $88,490,000 for the six months ended July 31, 2013 and 2012. The net decrease in cash provided by financing activities of $2,225,000 relates to increased paydowns of nonrecourse mortgage debt and notes payable, the redemption of the 2015 Senior Notes, increased restricted cash and escrowed funds used to repay debt subsequent to July 31, 2013 and cash payments related to the exchanges of the 2014 Senior Notes, offset by proceeds from the issuance of 2020 Senior Notes and increased contributions from noncontrolling interests. Proceeds from the issuance of our 2020 Senior Notes were used to redeem the remaining 6.500% Senior Notes due 2017 (“2017 Senior Notes”) in August 2013. The decrease in net cash provided by financing activities along with the August 2013 redemption of the 2017 Senior Notes is consistent with our ongoing goal of deleveraging the balance sheet.

LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.
NEW ACCOUNTING GUIDANCE
The following accounting pronouncements were adopted during the six months ended July 31, 2013:
In July 2013, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance on the use of benchmark interest rates for hedge accounting. This guidance provides an entity the option to use the Fed Funds Effective Swap Rate, in addition to the rate on United States Treasuries and LIBOR, for hedge accounting purposes. The guidance also removes restrictions on using different benchmark rates for similar hedges. This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance on July 17, 2013 did not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued an amendment to the accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income ("accumulated OCI"). This guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated OCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. The required disclosures upon adoption of this guidance on February 1, 2013 are included in our consolidated financial statements.
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
The following new accounting pronouncement will be adopted on its respective required effective date:
In July 2013, the FASB issued an amendment to the accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. This guidance, which clarifies whether the unrecognized tax benefit should be recorded as a liability or reduction of the related deferred tax asset, is effective for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes the inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At July 31, 2013, our outstanding variable-rate debt, including borrowings under our bank revolving credit facility, consisted of $1,499,106,000 of taxable debt and $492,829,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. We may not be able to procure long-term fixed rate financing and accordingly pursue extending maturities with existing lenders. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.
Interest Rate Exposure
At July 31, 2013, the composition of nonrecourse debt was as follows:

	Operating Properties	Development Projects	Land Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed Rate	$3,493,111	$277,653	$—	$3,770,764	5.47%
Variable Rate
Taxable	1,433,701	65,405	—	1,499,106	4.74%
Tax-Exempt	399,981	53,555	39,293	492,829	1.60%
	$5,326,793	$396,613	$39,293	$5,762,699	4.95%
Total gross commitment from lenders		$572,420	$39,293

To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)
08/01/13 - 02/01/14	$291,884	3.28%	$961,554	3.83%
02/01/14 - 02/01/15	63,914	3.69%	861,320	4.20%
02/01/15 - 09/01/17	—	—%	640,000	5.50%
Tax-Exempt (Priced off of Securities Industry and Financial Markets Association ("SIFMA") Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
08/01/13 - 02/01/14	$169,160	5.67%
02/01/14 - 02/01/15	169,160	5.67%
02/01/15 - 03/24/16	9,695	6.96%
The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 2.58% and has never exceeded 8.00%.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of July 31, 2013, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $7,226,000 at July 31, 2013. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $6,723,000 at July 31, 2013. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
From time to time, we and/or certain of our joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At July 31, 2013, the SIFMA rate was 0.05%. Additionally, we and/or the Joint Ventures have guaranteed the fair value of the underlying borrowings. Any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact to us and/or the Joint Ventures. At July 31, 2013, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $285,845,000. The underlying TRS borrowings are subject to a fair value adjustment. In addition, we have TRS with a notional amount of $180,321,000 that is not designated as fair value hedging instruments, but is subject to interest rate risk.
We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At July 31 and January 31, 2013, we recorded interest rate caps at fair value of $15,000 and $7,000, respectively, in other assets. We also recorded interest rate swap agreements and TRS with positive fair values of approximately $14,791,000 and $21,307,000 at July 31 and January 31, 2013, respectively, in other assets. At July 31 and January 31, 2013, we recorded interest rate swap agreements and TRS that had a negative fair value of approximately $136,175,000 and $155,724,000, respectively, in accounts payable, accrued expenses and other liabilities.

We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. Based on these parameters, the table below contains the estimated fair value of our long-term debt at July 31, 2013.

	Carrying Value	Fair Value	Fair Value with 100 bp Decrease in Market Rates
	(in thousands)
Fixed	$4,823,275	$4,971,911	$5,229,017
Variable
Taxable	1,499,106	1,454,926	1,457,361
Tax-Exempt	492,829	481,800	478,207
Total Variable	$1,991,935	$1,936,726	$1,935,568
Total Long-Term Debt	$6,815,210	$6,908,637	$7,164,585
The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
July 31, 2013

	Expected Maturity Date
	Year Ending January 31,
Long-Term Debt	2014	2015	2016	2017	2018	Period Thereafter	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$433,467	$347,335	$349,465	$365,064	$547,520	$1,727,913	$3,770,764	$3,984,999
Weighted average interest rate	5.63%	6.39%	5.56%	5.73%	4.28%	5.54%	5.47%
Senior and subordinated debt (1)	—	1,112	—	50,000	132,144	869,255	1,052,511	986,912
Weighted average interest rate	—%	3.63%	—%	5.00%	6.50%	4.82%	5.04%
Total Fixed-Rate Debt	433,467	348,447	349,465	415,064	679,664	2,597,168	4,823,275	4,971,911
Variable:
Variable-rate debt	116,478	580,637	92,772	874	645,410	62,935	1,499,106	1,454,926
Weighted average interest rate (2)	3.62%	3.46%	3.23%	4.83%	6.38%	4.09%	4.74%
Tax-exempt	29,188	90,810	45,010	10	10	327,801	492,829	481,800
Weighted average interest rate (2)	1.55%	2.67%	2.04%	3.03%	3.03%	1.25%	1.60%
Bank revolving credit facility (1)	—	—	—	—	—	—	—	—
Weighted average interest rate	—%	—%	—%	—%	—%	—%	—%
Total Variable-Rate Debt	145,666	671,447	137,782	884	645,420	390,736	1,991,935	1,936,726
Total Long-Term Debt	$579,133	$1,019,894	$487,247	$415,948	$1,325,084	$2,987,904	$6,815,210	$6,908,637
Weighted average interest rate	5.02%	4.39%	4.79%	5.64%	5.52%	4.83%	4.96%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of July 31, 2013.

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

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2013.
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
In connection with the rules, the Company continues to review and document its disclosure controls and procedures, including the Company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with the business.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
The Company is involved in various claims and lawsuits incidental to its business, and management and legal counsel believe these claims and lawsuits will not have a material adverse effect on the Company’s consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b) – Not applicable.
(c) – Repurchase of equity securities during the quarter.
For the three months ended July 31, 2013, there were no repurchases of stock.
For information regarding termination of the put rights associated with the 2014 Senior Notes, see Note Q – Capital Stock in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q.

Item 6. Exhibits

Exhibit Number		Description of Document

4.1	-
Indenture, dated July 19, 2013, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, including as Exhibit A thereto, the Form of 3.625% Convertible Senior Note due 2020, incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on July 19, 2013 (File No. 1-4372).

10.1	-
Forest City Enterprises, Inc. Executive Short-Term Incentive Plan (As Amended and Restated), incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 17, 2013 (File No. 1-4372).

10.2	-
Forest City Enterprises, Inc. Executive Long-Term Incentive Plan (As Amended and Restated), incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on June 17, 2013 (File No. 1-4372).

10.3	-	Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated), incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on June 17, 2013 (File No. 1-4372).

10.4	-	Amended and Restated Form of Forest City Enterprises, Inc. Restricted Stock Agreement, incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on June 17, 2013 (File No. 1-4372).

10.5	-	Amended and Restated Form of Forest City Enterprises, Inc. Performance Shares Agreement, incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on June 17, 2013 (File No. 1-4372).

10.6	-	Amended and Restated Form of Incentive and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed on June 17, 2013 (File No. 1-4372).

10.7	-
Amended and Restated Form of Forest City Enterprises, Inc. Restricted Shares Agreement for Nonemployee Directors, incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed on June 17, 2013 (File No. 1-4372).

10.8	-
Amended and Restated Form of Forest City Enterprises, Inc. Nonqualified Stock Option Agreement for Nonemployee Directors, incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed on June 17, 2013 (File No. 1-4372).

10.9	-
Forest City Enterprises, Inc. Senior Management Short-Term Incentive Plan (As Amended and Restated), incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed on June 17, 2013 (File No. 1-4372).

10.10	-
Forest City Enterprises, Inc. Senior Management Long-Term Incentive Plan (As Amended and Restated), incorporated by reference to Exhibit 10.10 to the Company's Form 8-K filed on June 17, 2013 (File No. 1-4372).

10.11	-
Increase Notice, dated as of July 3, 2013, pursuant to the Fourth Amended and Restated Credit Agreement, dated as of February 21, 2013, by and among Forest City Rental Properties Corporation, KeyBank National Association, as Administrative Agent, PNC Bank National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 8, 2013 (File No. 1-4372).

10.12	-
First Amendment to the Fourth Amended and Restated Credit Agreement and Fourth Amended and Restated Guaranty of Payment of Debt, dated as of July 31, 2013, by and among Forest City Rental Properties Corporation, Forest City Enterprises, Inc., KeyBank National Association, as Administrative Agent, PNC Bank National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 5, 2013 (File No. 1-4372).

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	-
The following financial information from Forest City Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)

Date:	September 5, 2013	/s/ ROBERT G. O’BRIEN
Name: Robert G. O’Brien
Title: Executive Vice President and Chief Financial Officer

Date:	September 5, 2013	/s/ CHARLES D. OBERT
Name: Charles D. Obert
Title: Senior Vice President, Corporate Controller and Chief Accounting Officer