Form 10-Q
period 2013-10-31
FOREST CITY ENTERPRISES INC
filed 2013-12-09
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013

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

Class	Outstanding at December 4, 2013
Class A Common Stock, $.33 1/3 par value	179,703,391 shares
Class B Common Stock, $.33 1/3 par value	20,186,351 shares

Forest City Enterprises, Inc. and Subsidiaries

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	October 31, 2013
	(Unaudited)	January 31, 2013
	(in thousands)
Assets
Real Estate
Completed rental properties	$7,432,729	$8,631,542
Projects under construction and development	1,273,301	1,326,703
Land held for development and sale	64,480	65,059
Total Real Estate	8,770,510	10,023,304
Less accumulated depreciation	(1,461,893)	(1,654,632)
Real Estate, net – (variable interest entities $1,293.8 million and $1,416.9 million, respectively)	7,308,617	8,368,672
Cash and equivalents – (variable interest entities $24.7 million and $14.2 million, respectively)	217,181	333,220
Restricted cash and escrowed funds – (variable interest entities $155.6 million and $114.9 million, respectively)	392,131	410,414
Notes and accounts receivable, net	463,558	426,200
Investments in and advances to unconsolidated entities	450,514	456,628
Other assets – (variable interest entities $54.4 million and $92.5 million, respectively)	495,914	614,592
Land held for divestiture	1,990	2,706
Total Assets	$9,329,905	$10,612,432
Liabilities and Equity
Liabilities
Mortgage debt and notes payable, nonrecourse – (variable interest entities $536.7 million and $624.1 million, respectively)	$4,639,263	$5,738,960
Bank revolving credit facility	74,900	—
Senior and subordinated debt – (variable interest entities $0 and $29.0 million, respectively)	701,112	1,032,969
Accounts payable, accrued expenses and other liabilities – (variable interest entities $80.9 million and $76.2 million, respectively)	838,903	1,093,963
Cash distributions and losses in excess of investments in unconsolidated entities	276,613	292,727
Deferred income taxes	560,801	474,406
Mortgage debt and notes payable, nonrecourse of land held for divestiture	—	1,700
Total Liabilities	7,091,592	8,634,725
Redeemable Noncontrolling Interest	174,302	239,136
Commitments and Contingencies	—	—
Equity
Shareholders’ Equity
Preferred stock – 7.0% Series A cumulative perpetual convertible, without par value, $50 liquidation preference; 6,400,000 shares authorized; 0 and 211,038 shares issued and outstanding, respectively	—	10,552
Preferred stock – without par value; 13,600,000 shares authorized; no shares issued	—	—
Common stock – $.33 1/3 par value
Class A, 371,000,000 shares authorized, 178,478,167 and 163,729,240 shares issued and 177,536,314 and 163,722,658 shares outstanding, respectively	59,493	54,576
Class B, convertible, 56,000,000 shares authorized, 20,191,151 and 20,235,273 shares issued and outstanding, respectively; 26,257,961 issuable	6,730	6,745
Total common stock	66,223	61,321
Additional paid-in capital	1,089,986	932,045
Retained earnings	693,780	576,285
Less treasury stock, at cost; 941,853 and 6,582 Class A shares, respectively	(15,978)	(108)
Shareholders’ equity before accumulated other comprehensive loss	1,834,011	1,580,095
Accumulated other comprehensive loss	(83,521)	(103,203)
Total Shareholders’ Equity	1,750,490	1,476,892
Noncontrolling interest	313,521	261,679
Total Equity	2,064,011	1,738,571
Total Liabilities and Equity	$9,329,905	$10,612,432

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(in thousands, except per share data)
Revenues from real estate operations	$266,227	$272,849	$853,936	$791,669
Expenses
Operating expenses	210,255	175,275	603,715	495,692
Depreciation and amortization	85,100	55,479	245,305	155,714
Impairment of real estate	200,155	30,200	208,210	30,660
Net (gain) loss on land held for divestiture activity	—	(807)	7,555	5,651
	495,510	260,147	1,064,785	687,717
Interest expense	(72,126)	(66,744)	(250,100)	(180,988)
Amortization of mortgage procurement costs	(2,246)	(2,611)	(7,572)	(8,674)
Gain (loss) on extinguishment of debt	(13,096)	8,007	6,335	7,288
Interest and other income	13,881	10,426	37,063	34,504
Net gain on disposition of partial interests in rental properties	491,160	—	496,092	—
Earnings (loss) before income taxes	188,290	(38,220)	70,969	(43,918)
Income tax expense (benefit)
Current	29,151	(23,804)	7,681	(50,077)
Deferred	71,493	3,779	60,841	30,189
	100,644	(20,025)	68,522	(19,888)
Net gain on change in control of interests	—	—	2,762	6,766
Earnings (loss) from unconsolidated entities, gross of tax
Equity in earnings	46,474	4,189	59,815	24,627
Impairment	—	—	—	(390)
Net gain (loss) on land held for divestiture activity	186	(283)	867	(42,170)
	46,660	3,906	60,682	(17,933)
Earnings (loss) from continuing operations	134,306	(14,289)	65,891	(35,197)
Discontinued operations, net of tax:
Operating earnings (loss) from rental properties	(188)	2,153	2,137	5,805
Impairment of real estate	—	(100)	—	(2,604)
Gain on disposition of rental properties	856	10,589	26,378	16,238
	668	12,642	28,515	19,439
Net earnings (loss)	134,974	(1,647)	94,406	(15,758)
Noncontrolling interests
(Earnings) loss from continuing operations attributable to noncontrolling interests, gross of tax	18,483	362	29,250	(4,927)
(Earnings) loss from discontinued operations attributable to noncontrolling interests	(128)	207	(5,976)	(1,358)
	18,355	569	23,274	(6,285)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	153,329	(1,078)	117,680	(22,043)
Preferred dividends and inducements of preferred stock conversion	—	(17,731)	(185)	(25,431)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$153,329	$(18,809)	$117,495	$(47,474)
Basic earnings (loss) per common share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	$0.75	$(0.19)	$0.48	$(0.39)
Earnings from discontinued operations attributable to Forest City Enterprises, Inc. common shareholders	—	0.08	0.11	0.11
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$0.75	$(0.11)	$0.59	$(0.28)
Diluted earnings (loss) per common share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	$0.67	$(0.19)	$0.47	$(0.39)
Earnings from discontinued operations attributable to Forest City Enterprises, Inc. common shareholders	—	0.08	0.10	0.11
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$0.67	$(0.11)	$0.57	$(0.28)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Net earnings (loss)	$134,974	$(1,647)
Other comprehensive income (loss), net of tax:
Unrealized net gains on investment securities (net of tax of $(36) and $(5), respectively)	58	8
Foreign currency translation adjustments (net of tax of $0 and $0, respectively)	—	—
Unrealized net gains on interest rate derivative contracts (net of tax of $(1,562) and $(3,670), respectively)	2,473	5,800
Total other comprehensive income, net of tax	2,531	5,808
Comprehensive income	137,505	4,161
Comprehensive loss attributable to noncontrolling interest	18,310	561
Total comprehensive income attributable to Forest City Enterprises, Inc.	$155,815	$4,722

	Nine Months Ended October 31,
	2013	2012
	(in thousands)
Net earnings (loss)	$94,406	$(15,758)
Other comprehensive income (loss), net of tax:
Unrealized net gains on investment securities (net of tax of $(231) and $(12), respectively)	365	18
Foreign currency translation adjustments (net of tax of $100 and $(604), respectively)	(158)	954
Unrealized net gains on interest rate derivative contracts (net of tax of $(12,338) and $(5,169), respectively)	19,502	8,119
Total other comprehensive income, net of tax	19,709	9,091
Comprehensive income (loss)	114,115	(6,667)
Comprehensive (income) loss attributable to noncontrolling interest	23,247	(6,245)
Total comprehensive income (loss) attributable to Forest City Enterprises, Inc.	$137,362	$(12,912)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Equity
(Unaudited)

											Accumulated
	Preferred Stock		Common Stock				Additional				Other
	Series A		Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interest	Total
	(in thousands)
Balances at January 31, 2012	4,400	$220,000	148,336	$49,445	20,935	$6,978	$740,988	$571,989	108	$(1,874)	$(120,460)	$284,806	$1,751,872
Net earnings, net of $9,785 attributable to redeemable noncontrolling interest								36,425				9,631	46,056
Other comprehensive income, net of tax											17,257	(27)	17,230
Purchase of treasury stock									129	(1,963)			(1,963)
Conversion of Class B to Class A shares			700	233	(700)	(233)							—
Issuance of Class A shares in exchange for Series A preferred stock	(4,189)	(209,448)	13,852	4,617			201,530	(19,069)					(22,370)
Restricted stock vested			519	173			(173)						—
Exercise of stock options			322	108			4,531		(230)	3,729			8,368
Preferred stock dividends								(13,060)					(13,060)
Stock-based compensation							14,751						14,751
Excess income tax deficiency from stock-based compensation							(961)						(961)
Redeemable noncontrolling interest adjustment							(8,424)						(8,424)
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries							(20,197)					(7,138)	(27,335)
Contributions from noncontrolling interests												1,886	1,886
Distributions to noncontrolling interests												(27,680)	(27,680)
Change to equity method of accounting for subsidiaries												(724)	(724)
Other changes in noncontrolling interests												925	925
Balances at January 31, 2013	211	$10,552	163,729	$54,576	20,235	$6,745	$932,045	$576,285	7	$(108)	$(103,203)	$261,679	$1,738,571
Net earnings, net of $17,296 attributable to redeemable noncontrolling interest								117,680				(5,978)	111,702
Other comprehensive income, net of tax											19,682	27	19,709
Purchase of treasury stock									180	(3,167)			(3,167)
Conversion of Class B to Class A shares			44	15	(44)	(15)							—
Issuance of Class A shares in exchange for Series A preferred stock	(110)	(5,489)	363	121			5,368						—
Redemption of Series A preferred stock	(101)	(5,063)											(5,063)
Proceeds from settlement of equity call hedge related to issuance of preferred stock							23,099		765	(12,868)			10,231
Issuance of Class A shares in exchange for Puttable Equity-Linked Senior Notes due 2014 (See Note Q - Capital Stock)			13,679	4,559			189,786						194,345
Restricted stock vested			597	200			(200)						—
Exercise of stock options			66	22			966		(10)	165			1,153
Preferred stock dividends								(185)					(185)
Stock-based compensation							13,441						13,441
Excess income tax deficiency from stock-based compensation							(133)						(133)
Redeemable noncontrolling interest adjustment							47,538						47,538
Acquisition of partners' noncontrolling interest in consolidated subsidiaries							(95,924)					(2,763)	(98,687)
Contributions from noncontrolling interests												58,970	58,970
Distributions to noncontrolling interests												(29,978)	(29,978)
Change to equity method of accounting for subsidiaries												5,660	5,660
Adjustment due to change in ownership of consolidated subsidiaries							(26,000)					26,000	—
Other changes in noncontrolling interests												(96)	(96)
Balances at October 31, 2013	—	$—	178,478	$59,493	20,191	$6,730	$1,089,986	$693,780	942	$(15,978)	$(83,521)	$313,521	$2,064,011

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaires
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
	2013	2012
	(in thousands)
Net earnings (loss)	$94,406	$(15,758)
Depreciation and amortization	245,305	155,714
Amortization of mortgage procurement costs	7,572	8,674
Impairment of real estate	208,210	30,660
Impairment of unconsolidated entities	—	390
Write-offs of abandoned development projects	27,317	14,029
Gain on extinguishment of debt	(6,335)	(7,288)
Net loss on land held for divestiture activity	7,555	5,651
Net gain on disposition of partial interests in rental properties	(496,092)	—
Net gain on change in control of interests	(2,762)	(6,766)
Deferred income tax expense	60,841	30,189
Equity in earnings	(59,815)	(24,627)
Net (gain) loss on land held for divestiture activity of unconsolidated entities	(867)	42,170
Stock-based compensation expense	8,676	7,286
Amortization and mark-to-market adjustments of derivative instruments	8,773	(6,699)
Non-cash interest expense related to Senior Notes	290	338
Cash distributions from operations of unconsolidated entities	46,338	47,095
Non-cash operating expenses included in discontinued operations	15,054	3,610
Gain on disposition included in discontinued operations	(44,342)	(28,178)
Cost of sales of land included in projects under construction and development and completed rental properties	7,855	5,428
(Increase) decrease in land held for development and sale	(1,103)	3,863
Decrease in land held for divestiture	26	51,615
(Increase) decrease in notes and accounts receivable	(19,274)	6,974
Decrease in other assets	12,681	5,915
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(50,340)	4,491
Net cash provided by operating activities	69,969	334,776
Cash Flows from Investing Activities
Capital expenditures	(354,458)	(686,151)
Payment of lease procurement costs	(6,006)	(9,986)
Increase in notes receivable	(26,922)	(26,053)
Decrease in restricted cash and escrowed funds used for investing purposes	13,957	118,477
Proceeds from disposition of rental properties	496,975	39,199
Decrease (increase) in investments in and advances to unconsolidated entities	42,706	(31,811)
Net cash provided by (used in) investing activities	166,252	(596,325)
Cash Flows from Financing Activities
Proceeds from nonrecourse mortgage debt and notes payable	488,207	669,927
Principal payments on nonrecourse mortgage debt and notes payable	(718,536)	(466,360)
Borrowings on bank revolving credit facility	772,344	356,000
Payments on bank revolving credit facility	(697,444)	(190,000)
Proceeds from issuance of Convertible Senior Notes due 2020, net of $8,750 of issuance costs	291,250	—
Redemption of Senior Notes due 2015	(53,253)	—
Redemption of Senior Notes due 2017	(132,144)	—
Redemption of Senior Notes due 2034	(218,951)	—
Make-whole premium and inducements related to exchange of Senior Notes due 2014 for Class A common stock	(5,490)	—
Transaction costs related to exchange of Senior Notes due 2014 for Class A common stock	(2,300)	—
Deferred financing costs	(9,217)	(18,014)
Increase in restricted cash and escrowed funds used for financing purposes	—	(8,208)
Purchase of treasury stock	(3,167)	(1,815)
Payment of inducements related to conversion of preferred stock for Class A common stock	—	(13,881)
Payment of transaction costs related to conversion of preferred stock for Class A common stock	—	(2,200)
Redemption of Series A preferred stock	(5,063)	—
Proceeds from equity call hedge related to the issuance of Series A preferred stock	10,231	—
Exercise of stock options	1,153	1,006
Dividends paid to preferred shareholders	(185)	(11,550)
Acquisitions of noncontrolling interests	(98,687)	(21,150)
Contribution from redeemable noncontrolling interest	—	11,348
Contributions from noncontrolling interests	58,970	240
Distributions to noncontrolling interests	(29,978)	(22,699)
Net cash (used in) provided by financing activities	(352,260)	282,644
Net (decrease) increase in cash and equivalents	(116,039)	21,095
Cash and equivalents at beginning of period	333,220	217,486
Cash and equivalents at end of period	$217,181	$238,581

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaires
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental Non-Cash Disclosures:
The following table represents a summary of non-cash transactions including, but not limited to, the dispositions of partial interests in rental properties, acquisitions of partners' noncontrolling interests, dispositions of properties whereby the nonrecourse mortgage debt is assumed by the buyer, exchange of senior debt for Class A common stock, conversion of Series A preferred stock to Class A common stock, changes in consolidation methods due to the occurrence of certain triggering events, change in construction payables, reclassification prior to sale of outlot land parcels from projects under construction and development or completed rental properties to land held for sale and capitalization of stock-based compensation granted to employees directly involved with the development and construction of real estate.

	Nine Months Ended October 31,
	2013	2012
	(in thousands)
Operating Activities
Increase in land held for development and sale	$(6,686)	$(5,534)
Decrease (increase) in land held for divestiture	1,661	(5,737)
Decrease in notes and accounts receivable	1,812	9,539
Decrease in other assets	75,531	2,120
Decrease in accounts payable, accrued expenses and other liabilities	(41,221)	(10,204)
Total effect on operating activities	$31,097	$(9,816)
Investing Activities
Decrease in projects under construction and development	$45,232	$10,140
Decrease in completed rental properties	836,166	90,110
Decrease in restricted cash and escrowed funds	4,326	16,474
(Increase) decrease in investments in and advances to affiliates	(34,671)	12,018
Total effect on investing activities	$851,053	$128,742
Financing Activities
Decrease in nonrecourse mortgage debt and notes payable	$(871,068)	$(124,609)
Decrease in senior and subordinated debt	(218,675)	(6,049)
Decrease in restricted cash and escrowed funds	—	8,208
Decrease in preferred stock	(5,489)	(133,724)
Increase in Class A common stock	4,680	2,948
Increase in additional paid-in capital	237,199	127,042
Increase in treasury stock	(12,868)	—
(Decrease) increase in redeemable noncontrolling interest	(47,538)	6,609
Increase in noncontrolling interest	31,609	649
Total effect on financing activities	$(882,150)	$(118,926)

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
In April 2013, management approved a plan to demolish Ten MetroTech Center, an office building in Brooklyn, New York, to clear the land for its redevelopment or sale. Accordingly, the original useful life, estimated to expire in 2042, of Ten MetroTech Center was adjusted to expire at the demolition date in October 2013, which resulted in $18,217,000 and $45,500,000 of accelerated depreciation expense recognized in the Consolidated Statements of Operations during the three and nine months ended October 31, 2013.
Reclassifications
During the year ended January 31, 2013, the Company determined that Barclays Center (the “Arena”), a sports and entertainment arena located in Brooklyn, New York, met the criteria for a reportable operating segment. Therefore, the segment reporting disclosures related to Barclays Center as of and for the three and nine months ended October 31, 2012 have been reclassified from the Commercial Group segment to the Arena segment (see Note P – Segment Information). Certain other prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.
Variable Interest Entities
The Company’s VIEs consist of joint ventures that are engaged in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing and The Nets, a member of the National Basketball Association (“NBA”). As of October 31, 2013, the Company determined that it was the primary beneficiary of 31 VIEs representing 22 properties, which are consolidated. The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of October 31, 2013, the Company held variable interests in 66 VIEs for which it is not the primary beneficiary, which are unconsolidated. The maximum exposure to loss as a result of the ownership of these unconsolidated VIEs is limited to the Company’s applicable investment balances, which approximates $62,000,000 at October 31, 2013.
Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”):

	October 31, 2013	January 31, 2013
	(in thousands)
Unrealized (gains) losses on securities	$(256)	$340
Unrealized (gains) losses on foreign currency translation	189	(69)
Unrealized losses on interest rate contracts (1)	136,657	168,497
	136,590	168,768
Income tax benefit	(52,913)	(65,382)
Noncontrolling interest	(156)	(183)
Accumulated Other Comprehensive Loss	$83,521	$103,203

(1)
Included in the amounts as of October 31 and January 31, 2013 are $105,890 and $126,506, respectively, of unrealized loss on an interest rate swap associated with New York Times, an office building in Manhattan, New York, on its nonrecourse mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all-in lender interest rate of 6.40% and expires in September 2017.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes, net of tax and noncontrolling interest, of accumulated OCI by component for the nine months ended October 31, 2013:

	Securities	Foreign Currency Translation	Interest Rate Contracts	Total
	(in thousands)
Balance, February 1, 2013	$(208)	$42	$(103,037)	$(103,203)
OCI before reclassifications	365	(158)	15,942	16,149
Loss reclassified from accumulated OCI	—	—	3,533	3,533
Total other comprehensive income	365	(158)	19,475	19,682
Balance, October 31, 2013	$157	$(116)	$(83,562)	$(83,521)
The following table summarizes losses reclassified from accumulated OCI and their location on the Consolidated Statements of Operations for the nine months ended October 31, 2013:

Accumulated OCI Components	Loss Reclassified from Accumulated OCI	Location on Consolidated Statements of Operations
(in thousands)
Interest rate contracts	$5,721	Interest expense
Interest rate contracts	72	Equity in earnings
	5,793	Total before income tax and noncontrolling interest
	(2,247)	Income tax benefit
	(13)	Noncontrolling interest
	$3,533	Loss reclassified from accumulated OCI
Noncontrolling Interest
Interests held by partners in consolidated entities are reflected in noncontrolling interest, which represents the noncontrolling interests’ share of the underlying net assets of the Company’s consolidated subsidiaries. Noncontrolling interest that is not redeemable is reported in the equity section of the Consolidated Balance Sheets.
Noncontrolling interests where the Company may be required to repurchase the noncontrolling interest at fair value under a put option or other contractual redemption requirements are reported in the mezzanine section of the Consolidated Balance Sheets, as redeemable noncontrolling interest. The Company adjusts the redeemable noncontrolling interest to redemption value (which approximates fair value) at each balance sheet date with changes recognized as an adjustment to additional paid-in capital (see Note F – Fair Value Measurements).
New Accounting Guidance
The following accounting pronouncements were adopted during the nine months ended October 31, 2013:
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance on the use of benchmark interest rates for hedge accounting. This guidance provides an entity the option to use the Fed Funds Effective Swap Rate, in addition to the rate on United States Treasuries and London Interbank Offered Rate (“LIBOR”), for hedge accounting purposes. The guidance also removes restrictions on using different benchmark rates for similar hedges. This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance on July 17, 2013 did not have a material impact on the Company's consolidated financial statements.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

B. Mortgage Debt and Notes Payable, Nonrecourse
The following table summarizes the mortgage debt and notes payable, nonrecourse maturities, as of October 31, 2013:

Fiscal Years Ending January 31,	Total Maturities
(in thousands)
2014	$40,912
2015	847,092
2016	490,876
2017	69,208
2018	1,037,171
Thereafter	2,154,004
Total	$4,639,263

C. Bank Revolving Credit Facility
In February 2013, the Company entered into a Fourth Amended and Restated Credit Agreement and a Fourth Amended and Restated Guaranty of Payment of Debt (collectively, the “Credit Facility”) which provided total available borrowings of $465,000,000, subject to certain reserve commitments to be established, as applicable, on certain dates to be used to retire certain of the Company's Senior Notes that become due during the term of the amendment, and provided an accordion provision allowing the Company to increase its total borrowings to $500,000,000 upon satisfaction of certain conditions set forth in the Credit Facility. The Credit Facility matures on February 21, 2016 and provides for one, 12-month extension option, subject to certain conditions. Borrowings bear interest at LIBOR plus 3.50%. Up to $100,000,000 of the available borrowings may be used, in the aggregate, for letters of credit and/or surety bonds. The Credit Facility has a number of restrictive covenants, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that the Company may incur and restrictions on the pledging of ownership interests in subsidiaries. In addition, the amendment permits the Company to repurchase up to $100,000,000 of Class A Common Stock and to declare or pay dividends in an amount not to exceed $24,000,000 in the aggregate in any four fiscal quarter period to Class A or B common shareholders, subject to certain conditions. Additionally, the Credit Facility contains certain development limitations and financial covenants, including the maintenance of minimum liquidity, certain debt yield, debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as specified in the Credit Facility). At October 31, 2013, the Company was in compliance with all of these financial covenants.
On July 3, 2013, the Company exercised the accordion provision increasing the total available borrowings under the Credit Facility to $500,000,000.
On July 31, 2013, the Company entered into a First Amendment to the Credit Facility (“First Amendment”) that set forth terms and conditions pursuant to which the Company redeemed its 6.500% Senior Notes due 2017 and 7.375% Senior Notes due 2034. (see Note D – Senior and Subordinated Debt for details).
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
The following table summarizes the available credit on the Credit Facility:

	October 31, 2013	January 31, 2013
	(in thousands)
Maximum borrowings	$500,000	$450,000
Less outstanding balances:
Borrowings	74,900	—
Letters of credit	60,090	67,456
Surety bonds	—	—
Available credit	$365,010	$382,544

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

D. Senior and Subordinated Debt
The following table summarizes the Company’s senior and subordinated debt:

	October 31, 2013	January 31, 2013
	(in thousands)
Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	$1,112	$199,457
7.625% Senior Notes due 2015	—	53,253
5.000% Convertible Senior Notes due 2016	50,000	50,000
6.500% Senior Notes due 2017	—	132,144
4.250% Convertible Senior Notes due 2018	350,000	350,000
3.625% Convertible Senior Notes due 2020	300,000	—
7.375% Senior Notes due 2034, net of discount	—	219,115
Total Senior Notes	701,112	1,003,969
Subordinated Debt:
Subordinate Tax Revenue Bonds due 2013	—	29,000
Total Senior and Subordinated Debt	$701,112	$1,032,969
On March 29, 2013, in accordance with the terms of the indenture dated as of May 19, 2003, the Company redeemed all of the remaining $53,253,000 principal amount of its outstanding 7.625% Senior Notes due 2015 at par value.
On April 16, 2013, the Company entered into separate, privately negotiated exchange agreements with certain noteholders of the 3.625% Puttable Equity-Linked Senior Notes due 2014 (“2014 Senior Notes”) to exchange such notes for Class A common stock. Under the terms of the agreements, noteholders agreed to exchange $138,853,000 in aggregate principal amount of 2014 Senior Notes for a total of 9,549,721 shares of Class A common stock and a cash payment of $4,860,000 for additional exchange consideration, accrued interest and in lieu of fractional shares. The number of shares of Class A common stock issued in exchange for the 2014 Senior Notes equaled the number of shares into which the 2014 Senior Notes were convertible. Under the accounting guidance for induced conversions of convertible debt, the additional amounts paid to induce the noteholders to exchange their 2014 Senior Notes was expensed, resulting in a loss of $4,762,000 during the nine months ended October 31, 2013, which is recorded as extinguishment of debt.
On May 31, 2013, pursuant to the terms of the Indenture governing the 2014 Senior Notes, the Company issued a put termination notice to the noteholders. As of July 12, 2013, the last settlement date for noteholders to put the 2014 Senior Notes to the Company, $60,033,000 aggregate principal amount of the 2014 Senior Notes were put, for which noteholders received 4,128,806 shares of Class A common stock and cash payments totaling $1,088,000 for interest payable to October 15, 2013 and in lieu of fractional shares. On November 21, 2013, the Company redeemed all of the remaining $1,114,000 aggregate principal amount of the 2014 Senior Notes at par value.
In July 2013, the Company issued $300,000,000 of 3.625% Convertible Senior Notes due August 15, 2020 (“2020 Senior Notes”) in a private placement. The 2020 Senior Notes were issued at par and accrued interest is payable semi-annually on February 15 and August 15, beginning February 15, 2014. The net cash proceeds from the issuance of the 2020 Senior Notes, after deducting the initial purchaser's discount and offering expenses payable by the Company, were $291,250,000.
Noteholders may convert their 2020 Senior Notes at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. Upon conversion, a note holder would receive 41.3129 shares of Class A common stock per $1,000 principal amount of 2020 Senior Notes converted, based on a conversion price of approximately $24.21 per share of Class A common stock, subject to adjustment. The amount payable upon a conversion of the 2020 Senior Notes is only payable in shares of Class A common stock, except for cash paid in lieu of fractional shares. If the daily volume weighted average price of the Class A common stock has equaled or exceeded 130% ($31.47 at October 31, 2013) of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days, the Company may, at its option, elect to redeem any or all of the 2020 Senior Notes at any time up to August 15, 2018 at par, plus accrued and unpaid interest. If elected, the Company is required to issue a redemption notice that designates the effective date that the 2020 Senior Notes will be redeemed, which shall be a date at least 30 days (but not more than 60 days) after the mailing of such redemption notice (the “Redemption Date”). Noteholders electing to convert their 2020 Senior Notes after the mailing of a redemption notice and before the Redemption Date shall in certain circumstances be entitled to receive a make-whole premium payable in additional shares of Class A common stock.
On August 23, 2013, in accordance with the terms of the indenture dated as of May 19, 2003, the Company redeemed all of the remaining $132,144,000 principal amount of its outstanding 6.500% Senior Notes due 2017 (“2017 Senior Notes”) at par value.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

On October 15, 2013, in accordance with the terms of the indenture dated May 19, 2003, the Company redeemed the entire $225,000,000 aggregate principal amount of its outstanding 7.375% Senior Notes due 2034 (“2034 Senior Notes”) at par value. In connection with this redemption, the Company recognized $12,094,000 as a loss on extinguishment of debt during the three months ended October 31, 2013, as a result of the unamortized discount and deferred financing fees.
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

E. Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned impact on earnings and cash flows that may be caused by interest rate volatility. The Company’s strategy includes the use of interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. The Company enters into interest rate swaps to convert certain floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions, or forward starting swaps to hedge the changes in benchmark interest rates on forecasted financings. The Company enters into interest rate swap agreements for hedging purposes for periods that are generally one to ten years. Option products utilized include interest rate caps, floors and Treasury options. The use of these option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt. The caps and floors have typical durations ranging from one to three years while the Treasury options are for periods of five to ten years. The Company does not have any forward starting swaps or Treasury options outstanding at October 31, 2013.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During three months ended October 31, 2013, the Company recorded $2,366,000 as an increase to interest expense related to ineffectiveness arising from the early reclassification of OCI related to debt associated with entities that were included in the partial disposition of real estate (see Note J – Net Gain on Disposition of Partial Interests in Rental Properties). The hedged debt for these entities was deconsolidated and is now accounted for under the equity method of accounting. Under the accounting guidance for cash flow hedges this resulted in a missed forecasted transaction. During the nine months ended October 31, 2013, the Company recorded $2,963,000 as an increase to interest expense due to the missed forecasted transaction previously described and the early termination of an interest rate swap. The swap was terminated because the hedged debt was paid off early as a result of an asset sale. The amount of ineffectiveness charged to earnings was insignificant for the three and nine months ended October 31, 2012. As of October 31, 2013, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $25,355,000, net of tax. However, the actual amount reclassified could vary due to future changes in fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings. The TRS convert these borrowings from a fixed rate to a variable rate. In exchange for a fixed rate, the TRS require the Company and/or the Joint Ventures to pay a variable rate, generally equivalent to the Securities Industry and Financial Markets Association (“SIFMA”) rate plus a spread. At October 31, 2013, the SIFMA rate was 0.08%. Additionally, the Company and/or the Joint Ventures have guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TRS is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At October 31, 2013, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $275,685,000. The underlying TRS borrowings are subject to a fair value adjustment (see Note F – Fair Value Measurements).

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

	Fair Value of Derivative Instruments
	October 31, 2013
	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Accounts Payable, Accrued Expenses and Other Liabilities)
	Current Notional	Fair Value	Current Notional	Fair Value
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate caps	$—	$—	$—	$—
Interest rate swap agreements	—	—	961,438	106,571
TRS	47,900	994	227,785	7,854
Total	$47,900	$994	$1,189,223	$114,425
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$450,068	$12	$—	$—
Interest rate swap agreements	—	—	—	—
TRS	140,800	19,200	39,066	17,201
Total	$590,868	$19,212	$39,066	$17,201

	January 31, 2013
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate caps	$—	$—	$—	$—
Interest rate swap agreements	—	—	1,019,920	129,522
TRS	28,000	965	238,395	10,915
Total	$28,000	$965	$1,258,315	$140,437
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$479,085	$7	$—	$—
Interest rate swap agreements	18,877	241	—	—
TRS	140,800	20,101	39,562	15,287
Total	$638,762	$20,349	$39,562	$15,287

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in earnings and interest expense in the Consolidated Statements of Operations:

		Gain (Loss) Reclassified from Accumulated OCI
Derivatives Designated as Cash Flow Hedging Instruments	Gain (Loss) Recognized in OCI (Effective Portion)	Location on Consolidated Statements of Operations	Effective Amount	Ineffective Amount
	(in thousands)
Three Months Ended October 31, 2013
Interest rate caps, interest rate swaps and Treasury options	$802	Interest expense	$(851)	$(2,366)
Interest rate caps, interest rate swaps and Treasury options	—	Equity in earnings	(14)	—
Total	$802		$(865)	$(2,366)
Nine Months Ended October 31, 2013
Interest rate caps, interest rate swaps and Treasury options	$26,042	Interest expense	$(2,758)	$(2,963)
Interest rate caps, interest rate swaps and Treasury options	—	Equity in earnings	(76)	4
Total	$26,042		$(2,834)	$(2,959)
Three Months Ended October 31, 2012
Interest rate caps, interest rate swaps and Treasury options	$8,423	Interest expense	$(994)	$—
Interest rate caps, interest rate swaps and Treasury options	—	Equity in earnings	(91)	2
Total	$8,423		$(1,085)	$2
Nine Months Ended October 31, 2012
Interest rate caps, interest rate swaps and Treasury options	$10,129	Interest expense	$(2,941)	$—
Interest rate caps, interest rate swaps and Treasury options	—	Equity in earnings	(272)	10
Total	$10,129		$(3,213)	$10
The following table presents the impact of gains and losses related to derivatives instruments not designated as cash flow hedges in the Consolidated Statements of Operations:

	Net Gain (Loss) Recognized
	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(in thousands)
Derivatives Designated as Fair Value Hedging Instruments
TRS (1)	$1,864	$(148)	$3,090	$(518)
Derivatives Not Designated as Hedging Instruments
Interest rate caps and interest rate swaps	$—	$(243)	$(242)	$(689)
TRS	6,432	2,672	(2,815)	10,323
Total	$6,432	$2,429	$(3,057)	$9,634

(1)
The net gain (loss) recognized in interest expense from the change in fair value of the underlying TRS borrowings was $(1,864) and $(3,090) for the three and nine months ended October 31, 2013, respectively, and $148 and $518 for the three and nine months ended October 31, 2012, respectively, offsetting the gain (loss) recognized on the TRS (see Note F – Fair Value Measurements).

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
The Company has agreements with its derivative counterparties that contain a provision under which the derivative counterparty could terminate the derivative obligations if the Company defaults on its obligations under the Credit Facility and designated conditions are fulfilled. In instances where the Company’s subsidiaries have derivative obligations secured by a mortgage, the derivative obligations could be terminated if the indebtedness between the two parties is terminated, either by loan payoff or default of the indebtedness. In addition, the Company has certain derivative contracts which provide that if the Company’s credit rating falls below certain levels, it may trigger additional collateral to be posted with the counterparty up to the full amount of the liability position of the derivative contracts. Also, certain subsidiaries have agreements containing provisions whereby the subsidiaries must maintain certain minimum financial ratios.
As of October 31, 2013, the aggregate fair value of all derivative instruments in a liability position, prior to the adjustment for nonperformance risk of $8,190,000, is $139,816,000. The Company had posted collateral consisting primarily of cash and notes receivable of $105,736,000 related to all derivative instruments. If all credit risk contingent features underlying these agreements had been triggered on October 31, 2013, the Company would have been required to post collateral of the full amount of the liability position.

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
Items Measured at Fair Value on a Recurring Basis
The Company’s financial assets consist of interest rate caps, interest rate swap agreements and TRS with positive fair values included in other assets. The Company’s financial liabilities consist of interest rate swap agreements and TRS with negative fair values included in accounts payable, accrued expenses and other liabilities and borrowings subject to TRS included in mortgage debt and notes payable, nonrecourse. The Company records the redeemable noncontrolling interest related to Brooklyn Arena, LLC at redemption value, which approximates fair value.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents information about financial assets and liabilities and redeemable noncontrolling interest that were measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements
	October 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate caps	$—	$12	$—	$12
Interest rate swap agreements (liabilities)	—	(681)	(105,890)	(106,571)
TRS (assets)	—	—	20,194	20,194
TRS (liabilities)	—	—	(25,055)	(25,055)
Fair value adjustment to the borrowings subject to TRS	—	—	6,860	6,860
Redeemable noncontrolling interest	—	—	(174,302)	(174,302)
Total	$—	$(669)	$(278,193)	$(278,862)

	January 31, 2013
	(in thousands)
Interest rate caps	$—	$7	$—	$7
Interest rate swap agreements (assets)	—	241	—	241
Interest rate swap agreements (liabilities)	—	(3,016)	(126,506)	(129,522)
TRS (assets)	—	—	21,066	21,066
TRS (liabilities)	—	—	(26,202)	(26,202)
Fair value adjustment to the borrowings subject to TRS	—	—	9,950	9,950
Redeemable noncontrolling interest	—	—	(239,136)	(239,136)
Total	$—	$(2,768)	$(360,828)	$(363,596)
The following table presents a reconciliation of all financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements
	Redeemable Noncontrolling Interest	Interest Rate Swaps	Net TRS	Fair value adjustment to the borrowings subject to TRS	Total TRS Related	Total
	(in thousands)
Nine Months Ended October 31, 2013
Balance, February 1, 2013	$(239,136)	$(126,506)	$(5,136)	$9,950	$4,814	$(360,828)
Loss attributable to redeemable noncontrolling interest	17,296	—	—	—	—	17,296
Total realized and unrealized gains (losses):
Included in earnings	—	—	275	(3,090)	(2,815)	(2,815)
Included in other comprehensive income	—	20,616	—	—	—	20,616
Included in additional paid-in capital	47,538	—	—	—	—	47,538
Balance, October 31, 2013	$(174,302)	$(105,890)	$(4,861)	$6,860	$1,999	$(278,193)
Nine Months Ended October 31, 2012
Balance, February 1, 2012	$(229,149)	$(143,303)	$(15,013)	$9,180	$(5,833)	$(378,285)
Contribution from redeemable noncontrolling interest	(11,348)	—	—	—	—	(11,348)
Loss attributable to redeemable noncontrolling interest	6,316	—	—	—	—	6,316
Total realized and unrealized gains (losses):
Included in earnings	—	—	9,805	518	10,323	10,323
Included in other comprehensive income	—	8,156	—	—	—	8,156
Included in additional paid-in capital	(6,609)	—	—	—	—	(6,609)
Balance, October 31, 2012	$(240,790)	$(135,147)	$(5,208)	$9,698	$4,490	$(371,447)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents quantitative information about the significant unobservable inputs used to estimate the fair value of financial instruments measured on a recurring basis as of October 31, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value October 31, 2013	Valuation Technique	Unobservable Input	Input Values
	(in thousands)
Credit valuation adjustment of interest rate swap	$8,187	Potential future exposure	Credit spread	4.25%
TRS	$(4,861)	Bond quote	Discount rate	N/A(1)
			Capitalization rate	N/A(1)
Fair value adjustment to the borrowings subject to TRS	$6,860	Bond quote	Discount rate	N/A(1)
			Capitalization rate	N/A(1)
Redeemable noncontrolling interest	$(174,302)	Discounted cash flows	Discount rate	9.69%

(1)	The Company does not have access to certain significant unobservable inputs used by these third parties to determine these fair values.
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
The following table summarizes the fair value of nonrecourse mortgage debt and notes payable (exclusive of the fair value of derivatives), bank revolving facility, senior and subordinated debt and nonrecourse mortgage debt and notes payable of land held for divestiture:

	October 31, 2013		January 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Fixed Rate Debt	$3,431,177	$3,602,691	$4,791,113	$5,147,849
Variable Rate Debt	1,984,098	1,938,247	1,982,516	1,940,374
Total	$5,415,275	$5,540,938	$6,773,629	$7,088,223

G. Stock-Based Compensation
During the nine months ended October 31, 2013, the Company granted 241,860 stock options, 653,447 shares of restricted stock and 299,460 performance shares under the Company’s 1994 Stock Plan. The stock options had a grant-date fair value of $10.97, which was computed using the Black-Scholes option-pricing model using the following assumptions: expected term of 5.5 years, expected volatility of 74.1%, risk-free interest rate of 0.8%, and expected dividend yield of 0%. The exercise price of the options is $17.60, the closing price of the underlying Class A common stock on the date of grant. The restricted stock had a grant-date fair value of $17.60 per share, the closing price of the Class A common stock on the date of grant. The performance shares had a grant-date fair value of $17.78 per share, which was computed using a Monte Carlo simulation.
At October 31, 2013, there was $4,176,000 of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.35 years, $20,140,000 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 2.58 years, and $7,733,000 of unrecognized compensation cost related to performance shares that is expected to be recognized over a weighted-average period of 2.72 years.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(in thousands)
Stock option costs	$673	$590	$2,601	$2,510
Restricted stock costs	2,722	2,481	8,857	7,833
Performance share costs	736	417	1,983	974
Total stock-based compensation costs	4,131	3,488	13,441	11,317
Less amount capitalized into qualifying real estate projects	(1,590)	(1,410)	(4,765)	(4,031)
Amount charged to operating expenses	2,541	2,078	8,676	7,286
Depreciation expense on capitalized stock-based compensation	241	206	721	620
Total stock-based compensation expense	$2,782	$2,284	$9,397	$7,906
Deferred income tax benefit	$1,009	$819	$3,440	$2,856
The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the nine months ended October 31, 2013 and 2012 was $973,000 and $726,000, respectively.
In connection with the vesting of restricted stock during the nine months ended October 31, 2013 and 2012, the Company repurchased into treasury 179,907 shares and 120,459 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $3,167,000 and $1,815,000, respectively.

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

I. Land Held for Divestiture
On January 31, 2012, the Board of Directors of the Company approved a strategic decision by senior management to reposition portions of the Company's investment in the Land Development Group as part of a greater focus on core rental properties in core markets. Accordingly, the consolidated land assets associated with the land divestiture effort and related nonrecourse mortgage debt have been recorded as land held for divestiture on the Consolidated Balance Sheets at October 31 and January 31, 2013.
During the year ended January 31, 2013, the Company executed upon its strategy, resulting in the disposition of the majority of land held for divestiture.
During the nine months ended October 31, 2013, the Company continued to dispose of the balance of its remaining land held for divestiture. As of October 31, 2013, the Company has $1,990,000 of remaining carrying value of this land. Ongoing negotiations continue on the few remaining land projects.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the net gain (loss) on land held for divestiture activity of consolidated entities:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(in thousands)
Sales of land held for divestiture	$—	$25,384	$1,768	$59,894
Cost of sales of land held for divestiture	—	(26,804)	(323)	(51,976)
Gain on extinguishment of debt of land held for divestiture	—	2,227	—	2,227
Net gain on closed transactions of land held for divestiture	—	807	1,445	10,145
Bad debt expense	—	—	(9,000)	—
Impairment of land held for divestiture	—	—	—	(15,796)
Net gain (loss) on land held for divestiture activity	$—	$807	$(7,555)	$(5,651)
The Company has a note receivable (the “Note”) related to a 2006 land sale that was in default at July 31, 2013 and is collateralized by a 1,000 acre land parcel in North Carolina. Negotiations are ongoing to cure the default; however, the Company has no assurance the payee has the intent to pay the Note in full. Accordingly, the Company established a reserve on the Note to reflect the estimated fair value of the underlying collateral of approximately $4,100,000. As a result, bad debt expense of $9,000,000, ($8,300,000, net of noncontrolling interest and $4,980,000, after tax) was recorded during the nine months ended October 31, 2013.
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
The net gain on land held for divestiture for the nine months ended October 31, 2012 primarily relates to the activity discussed above and the bulk sale during the three months ended July 31, 2012 of the Company's 51% ownership interest in a land project in Prosper, Texas. This bulk sale transaction, which had a sale price of $29,800,000, resulted in a gain of approximately $7,600,000 ($3,900,000, net of noncontrolling interest).
Through the competitive bid process and the negotiation process of moving from informal expressions of interest to bona fide purchase offers, the Company obtained additional information regarding the value of its specific projects as viewed by current market participants. Based on the various levels of interest from potential buyers and information obtained from preliminary sales contracts, letters of intent and other negotiations on the remaining land projects discussed above, the Company reviewed its assumptions used to estimate the fair value of the land held for divestiture. As a result, the Company recorded an impairment charge of $15,796,000 during the nine months ended October 31, 2012.
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of impairment of consolidated land held for divestiture for the nine months ended October 31, 2012:

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
The Company also has investments held in unconsolidated entities. The following table summarizes the net gain (loss) on investments in unconsolidated entities which are part of the land divestiture strategy:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(in thousands)
Net gain (loss) on sales of land held for divestiture of unconsolidated entities	$186	$(283)	$867	$(1,764)
Impairment of investments in unconsolidated entities	—	—	—	(40,406)
Net gain (loss) on land held for divestiture activity of unconsolidated entities	$186	$(283)	$867	$(42,170)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ended July 31, 2012, the Company received an unsolicited offer to purchase its ownership interest in the remaining land parcels at its Central Station project in downtown Chicago, Illinois for approximately $30,000,000. The Company evaluated the offer and made a decision to divest its equity method investment in Central Station as part of its formal land divestiture activities. Based on the terms of the letter of intent, the Company recorded an impairment charge of approximately $17,000,000, which is included in impairment of investments in unconsolidated entities during the nine months ended October 31, 2012. The divestiture of Central Station closed during the three months ended January 31, 2013.
During the three months ended July 31, 2012, the Company continued to market its equity method ownership interest in Mesa del Sol, a land project in Albuquerque, New Mexico to several potential buyers. Mesa del Sol is a large 3,000 acre development opportunity in the beginning stage of residential land development and is not expected to generate positive cash flow in the near-term due to the expected level of development expenditures needed to prepare the first phase of lots for sale. During the extensive marketing activities, there were few buyers that expressed interest in taking on the long-term development risk, and those that were, expected larger returns than previously estimated. As a result, based on these negotiations and other market information obtained from these potential buyers and other industry data, the Company updated its assumptions used in estimating the fair value of the investment, including discount rates, absorption rates and commercial and residential land pricing. Based on the updated valuation model, the Company recorded an additional impairment charge of approximately $15,000,000, which is included in impairment of investments in unconsolidated entities during the nine months ended October 31, 2012.

J. Net Gain on Disposition of Partial Interests in Rental Properties
The net gain on disposition of partial interests in rental properties is comprised of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(in thousands)
QIC Joint Venture	$381,627	$—	$381,627	$—
New York Retail Joint Venture	109,533	—	114,465	—
	$491,160	$—	$496,092	$—
QIC Joint Venture
On September 10, 2013, the Company entered into joint venture agreements with an outside partner, an affiliated entity of QIC, one of the largest institutional investment managers in Australia. The outside partner invested in and received 49% of the Company's equity interests in seven regional retail malls.
For its 49% equity interests, the outside partner invested cash and assumed debt of $448,900,000, representing 49% of the nonrecourse mortgage debt on the seven properties. As of October 31, 2013, the Company received approximately $412,300,000 of proceeds, net of transaction costs, of which approximately $188,200,000 represented cash, with the remainder being in the form of a loan. Based on the amount of cash received, the outside partner's minimum initial investment requirement was met and the transaction qualified for full gain recognition. As such, the Company recognized a net gain on disposition of partial interests in rental properties of $381,627,000 during the three and nine months ended October 31, 2013. The seven properties are adequately capitalized and do not contain the characteristics of a VIE. Based on this and the substantive participating rights held by the outside partner with regards to the properties, the Company concluded it appropriate to deconsolidate the entities and account for them under the equity method of accounting. During the three months ended October 31, 2013 and prior to admitting the outside party into the joint ventures, the Company acquired noncontrolling interests in two of the regional retail malls for approximately $92,400,000.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The September 2013 QIC Joint Venture transaction, which resulted in the deconsolidation of the seven regional retail properties, inclusive of the Company's acquisition of noncontrolling interests, resulted in the following increases (decreases) to the Consolidated Balance Sheet financial statement line items (in thousands):

Assets
Real estate, net	$(920,602)
Cash and equivalents	315,147
Restricted cash and escrowed funds	(4,326)
Notes and accounts receivable, net	(23,201)
Investments in and advances to unconsolidated entities	22,571
Other assets	(90,098)
Total Assets	$(700,509)
Liabilities
Mortgage debt and notes payable, nonrecourse	$(979,448)
Accounts payable, accrued expenses and other liabilities	(17,446)
Total Liabilities	$(996,894)
Equity
Additional paid-in capital	$(89,644)
Retained earnings	381,627
Noncontrolling interest	4,402
Total Equity	296,385
Total Liabilities and Equity	$(700,509)
New York Retail Joint Venture
In March 2011, the Company entered into joint venture agreements with an outside partner, an affiliated entity of Madison International Realty LLC. The outside partner invested in and received a 49% equity interest in 15 mature retail properties located in the New York City metropolitan area. For its 49% equity interests, the outside partner invested cash and assumed debt of $244,952,000, representing 49% of the nonrecourse mortgage debt on the 15 properties. As of January 31, 2012, the Company received proceeds of $178,286,000, primarily in the form of a loan. Based on the net amount of cash received, the outside partner’s minimum initial investment requirement of 20% was not met. Since the transaction did not qualify for full gain recognition, the installment method of gain recognition was applied and a net gain on disposition of partial interests in rental properties of $9,561,000 was recorded during the year ended January 31, 2012. As of January 31, 2013, the remaining gain of $114,465,000 continued to be deferred and was included in accounts payable, accrued expenses and other liabilities.
During the three months ended July 31, 2013, the Company used distribution proceeds from the joint ventures to pay down a portion of the loan which increases the net cash received for purposes of measuring whether full gain recognition is appropriate. However, the outside partner's investment requirement was still not met and the installment method of gain recognition was applied, resulting in an additional net gain on disposition of partial interests in rental properties of $4,932,000 during the three months ended July 31, 2013.
During the three months ended October 31, 2013, the Company paid down additional amounts of the loan, resulting in the outside partner's investment requirement being met. As a result, the Company recognized the remaining deferred gain of $109,533,000 as net gain on disposition of partial interests in rental properties.

K. Income Taxes
Income tax expense (benefit) for the three months ended October 31, 2013 and 2012 is $100,644,000 and $(20,025,000), respectively, and $68,522,000 and $(19,888,000) for the nine months ended October 31, 2013 and 2012, respectively. The difference in the recorded income tax expense/benefit versus the income tax expense/benefit computed at the statutory federal income tax rate is primarily attributable to state income taxes, changes in state net operating losses, additional general business credits, changes to the valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.

The Company applies an estimated annual effective tax rate to its year-to-date earnings from operations to derive its tax provision for the quarter. Certain circumstances may arise which make it difficult for the Company to determine a reasonable estimate of its annual effective tax rate for the year. The Company’s projected marginal operating results, which include the gain related to the Commercial Group’s land sale as described in Note H – Commercial Group Land Sale, result in an effective tax rate that changes significantly with small variations in projected income or loss from operations or permanent differences and thus does not provide for a reliable estimate of the estimated annual effective tax rate. Therefore, in computing the Company’s income tax provision for the three and nine months ended October 31, 2012, the Company excluded the gain on the Commercial Group’s land sale from its estimated annual effective tax rate calculation and recognized the actual income tax expense related to the gain during the three and nine months ended October 31, 2012.
At January 31, 2013, the Company had a federal net operating loss carryforward for tax purposes of $212,271,000 that expires in the years ending January 31, 2026 through January 31, 2033, a charitable contribution deduction carryforward of $27,326,000 that expires in the years ending January 31, 2014 through January 31, 2018, general business credit carryovers of $21,159,000 that expire in the years ending January 31, 2019 through January 31, 2033, and an alternative minimum tax (“AMT”) credit carryforward of $27,452,000 that is available until used to reduce federal tax to the AMT amount.
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
The Company reviews its real estate portfolio, including land held for development and sale, for impairment whenever events or changes indicate that its carrying value may not be recoverable. In cases where the Company does not expect to recover its carrying costs, an impairment charge is recorded. The impairments recorded during the three and nine months ended October 31, 2013 and 2012 represent write-downs to estimated fair value due to a change in events, such as a bona fide third-party purchase offer or changes in certain assumptions, including estimated holding periods and current market conditions and the impact of these assumptions to the properties’ estimated future cash flows, which represents Level 3 inputs.
The following table summarizes the Company's impairment of real estate included in continuing operations:

		Three Months Ended October 31,		Nine Months Ended October 31,
		2013	2012	2013	2012
		(in thousands)
LiveWork Las Vegas	Las Vegas, Nevada	$112,838	$—	$112,838	$—
Regional Malls:
Promenade Bolingbrook	Bolingbrook, Illinois	54,194	—	54,194	—
Orchard Town Center	Westminster, Colorado	15,649	—	15,649	—
Office Buildings:
Building J at Illinois Science and Technology Park	Skokie, Illinois	17,474	—	17,474	—
Halle Building	Cleveland, Ohio	—	30,200	—	30,200
Investment in triple net lease retail property	Kansas City, Missouri	—	—	6,870	—
Other		—	—	1,185	460
		$200,155	$30,200	$208,210	$30,660

During the three months ended October 31, 2013, the Company continued to execute its strategy of focusing on core products located in core markets. In executing this strategy, the Company made a strategic business decision to reduce the expected level of development at LiveWork Las Vegas, a mixed-use project on a 13.5 acre parcel in Las Vegas, Nevada and consider ways to maximize the near-term value of the investment, which may include build to suit development, equity joint venture or marketing a portion of the land parcels to third parties. The change in strategy reduced the estimated hold period and expected cash flows. As a result, the Company’s estimated undiscounted cash flows no longer exceed the carrying value of the asset, requiring the Company to adjust the carrying value to its estimated fair value. As such, the Company recorded an impairment charge of $112,838,000 during the three and nine months ended October 31, 2013.
During the three months ended October 31, 2013, the Company continued to make progress on the marketing of Promenade Bolingbrook and Orchard Town Center, two of its regional malls. At October 31, 2013, discussions with potential purchasers are in various stages and remain subject to further negotiation and applicable due diligence periods. However, based on the status of the discussions, the possibility of a sale of the assets has increased and is reasonably possible. As a result, the Company reviewed and updated each impairment analysis during the three months ended October 31, 2013. The estimated probability weighted undiscounted cash flows no longer exceed the carrying value of the asset requiring the Company to adjust the carrying value to their estimated fair value. As such, the Company recorded impairment charges on Promenade Bolingbrook and Orchard Town Center of $54,194,000 and $15,649,000, respectively, during the three and nine months ended October 31, 2013.
During the three months ended October 31, 2013, the Company made a strategic business decision to modify its redevelopment plan for Building J at Illinois Science and Technology Park. The building, currently vacant, would require a significant amount of capital in order to re-tenant and continue to hold on a long term basis. The Company has determined it is no longer willing to invest any additional capital in this building without a tenant for a substantial portion of the building or without some form of significant financial subsidy. As a result of this decision, the Company's estimated undiscounted cash flows no longer exceed the carrying value of the asset, requiring the Company to adjust the carrying value to its estimated fair value. As such, the Company recorded an impairment charge of $17,474,000 during the three and nine months ended October 31, 2013.
During the three months ended October 31, 2013, the Company signed a nonbinding memorandum of understanding with an exclusivity period expiring December 15, 2013 (the “MOU”) with an affiliate of Greenland Group Co., an unrelated third party, for a proposed joint venture (the “JV”) to develop Brooklyn Atlantic Yards, a 22 acre residential and commercial real estate project in Brooklyn, New York (the “AY project”). The JV remains subject to negotiation and necessary United States and China regulatory approvals. Based on the signing of the MOU, the Company reviewed and updated the AY project impairment analysis during the three months ended October 31, 2013. The updated undiscounted cash flow impairment analysis is based on several reasonably possible alternative courses of action and the estimated likelihood of each scenario occurring. These estimated probability weighted undiscounted cash flows exceeded the carrying value of the AY project as of October 31, 2013, and therefore, no impairment charge was recorded during the three months ended October 31, 2013. Significant estimates were made in the determination of the future undiscounted cash flows, including construction timing and costs, expected future rents and operating expenses from the vertical development, holding periods, cash proceeds at the end of the estimated holding period and the probability of the various reasonably possible scenarios. Changes to the estimates made by management could affect whether or not any impairment would be required. If the MOU does not result in a final executed joint venture, the Company will consider marketing the opportunity to other third parties. If the Company enters into a joint venture with the Greenland Group affiliate or another third party and the terms result in the Company granting joint control or losing control of the AY project, the Company may be required to deconsolidate the AY project. Upon deconsolidation, the investment balance would be compared to the estimated fair value and recorded at the lesser of fair value or book value. If this outcome were to occur, the Company would record an estimated impairment charge ranging from $250,000,000 to $350,000,000.
During 2012, preliminary negotiations with a potential tenant to lease a majority of the Halle Building were discontinued by the Company, as the Company was unwilling to invest the significant amount of capital necessary to execute the proposed lease. As a result, the Company began evaluating several long-term strategies for the building, as it has below average occupancy, had continued to lose tenants in 2012 and required significant capital investment. The strategies considered included a near-term disposition of the asset in its current state, investing significant capital to re-tenant the space and hold on a long term basis, or invest additional capital to position the asset for sale, which may have increased the sales price. The Company determined it was not likely to invest any significant additional capital and would pursue the repositioning of the asset for redevelopment through a joint venture or exploration of an outright sale. The change in strategy reduced the long-term hold probability and the estimated probability weighted undiscounted cash flows no longer exceed the carrying value of the asset requiring the Company to adjust the carrying value to its estimated fair value of $10,500,000. As such, the Company recorded an impairment charge of $30,200,000 during the three and nine months ended October 31, 2012.

Impairment of Real Estate - Discontinued Operations
The Company had impairments related to consolidated real estate assets that were disposed of during the periods presented. The following table summarizes the Company's impairment of real estate included in discontinued operations:

		Three Months Ended October 31,		Nine Months Ended October 31,
		2013	2012	2013	2012
		(in thousands)
Investment in triple net lease retail property	Portage, Michigan	$—	$—	$—	$2,263
White Oak Village (Specialty Retail Center)	Richmond, Virginia	—	—	—	1,566
Other		—	164	—	425
		$—	$164	$—	$4,254
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of real estate (including discontinued operations) for the nine months ended October 31, 2013 and 2012:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
October 31, 2013
Impairment of real estate	$212,204	Indicative Bids	Indicative Bids	N/A (1)
Impairment of real estate	$29,500	Comparable Property Market Analysis	Price Per Square Foot	$22 to $55 per square foot (2)
October 31, 2012
Impairment of real estate	$83,193	Indicative Bids	Indicative Bids	N/A (1)
Impairment of real estate	$10,500	Discounted Cash Flow	Discount Rate	10.0%

(1)	These fair value measurements were derived from bona fide purchase offers from third party prospective buyers, subject to the Company’s corroboration for reasonableness.

(2)	Weighted average price is $45 per square foot.
Impairment of Unconsolidated Entities
The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate that its carrying value in the investments may be in excess of fair value. An equity method investment’s value is impaired if management’s estimate of its fair value is less than the carrying value and the difference is deemed to be other-than-temporary. In order to arrive at the estimates of fair value, the Company uses varying assumptions that may include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, all of which are considered to be Level 3 inputs. For newly opened properties, assumptions also include the timing of initial lease up at the property. In the event the initial lease up assumptions differ from actual results, estimated future discounted cash flows may vary resulting in impairment charges in future periods. The Company recorded no impairments of unconsolidated entities during the three and nine months ended October 31, 2013. The Company recorded $0 and $390,000 of impairments of unconsolidated entities during the three and nine months ended October 31, 2012.
Write-Off of Abandoned Development Projects
On a quarterly basis, the Company reviews each project under development to determine whether it is probable that the project will be developed. If management determines that the project will not be developed, project costs and other expenses related to the project are written off and expensed as an abandoned development project cost. The Company abandons projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or third party challenges related to entitlements or public financing. The Company wrote off abandoned development projects of $26,540,000 and $29,317,000 during the three and nine months ended October 31, 2013, respectively, and $370,000 and $14,029,000 during the three and nine months ended October 31, 2012, respectively, which were recorded in operating expenses.

M. Gain (Loss) on Extinguishment of Debt
For the three and nine months ended October 31, 2013, the Company recorded $(13,096,000) and $6,335,000, respectively, as gain (loss) on extinguishment of debt. The amounts for 2013 primarily include a $24,669,000 gain on the extinguishment of nonrecourse debt at Ten MetroTech Center partially offset by a $13,077,000 loss on the redemptions of the 2034 and 2017 Senior Notes and a loss of $4,762,000 on the exchange of the 2014 Senior Notes for Class A common stock (see Note D – Senior and Subordinated Debt).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

For the three and nine months ended October 31, 2012, the Company recorded $8,007,000 and $7,288,000, respectively, as gain on extinguishment of debt. The amounts for 2012 primarily relate to a gain on extinguishment of nonrecourse mortgage debt of $9,425,000 at Terminal Tower, an office building in Cleveland, Ohio.

N. Discontinued Operations and Gain on Disposition of Rental Properties
The following table summarizes the rental properties included in discontinued operations:

Property	Location	Square Feet/ Number of Units	Period Disposed	Three Months Ended 10/31/13	Nine Months Ended 10/31/13	Three Months Ended 10/31/12	Nine Months Ended 10/31/12
Commercial Group:
Colorado Studios	Denver, Colorado	75,000 square feet	Q3-2013	Yes	Yes	Yes	Yes
Higbee Building	Cleveland, Ohio	815,000 square feet	Q2-2013	—	Yes	Yes	Yes
Sheraton Station Square	Pittsburgh, Pennsylvania	399 rooms	Q2-2013	—	Yes	Yes	Yes
Fairmont Plaza	San Jose, California	335,000 square feet	Q4-2012	—	—	Yes	Yes
White Oak Village	Richmond, Virginia	843,000 square feet	Q3-2012	—	—	Yes	Yes
Quebec Square	Denver, Colorado	739,000 square feet	Q1-2012	—	—	—	Yes
Six triple net lease properties	Various	287,000 square feet	Various (1)	—	Yes	Yes	Yes
Residential Group:
Millender Center	Detroit, Michigan	339 units	Q1-2013	—	Yes	Yes	Yes
Emerald Palms	Miami, Florida	505 units	Q4-2012	—	—	Yes	Yes
Southfield	Whitemarsh, Maryland	212 units	Q3-2012	—	—	Yes	Yes

(1)	Includes one triple net lease property disposed of during Q1-2013, three triple net lease properties disposed of during Q3-2012 and two triple net lease properties disposed of during Q2-2012.
The following table summarizes the operating results related to discontinued operations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(in thousands)
Revenues from real estate operations	$135	$20,227	$20,782	$60,604
Expenses
Operating expenses	429	10,972	12,639	31,171
Depreciation and amortization	—	2,638	2,014	9,658
Impairment of real estate	—	164	—	4,254
	429	13,774	14,653	45,083

Interest expense	(16)	(2,715)	(2,785)	(10,076)
Amortization of mortgage procurement costs	—	(54)	(50)	(546)
Loss on extinguishment of debt	—	(192)	(40)	(192)
Interest income	—	(7)	225	272
Gain on disposition of rental properties	1,239	19,299	44,342	28,178
Earnings before income taxes	929	22,784	47,821	33,157
Income tax expense	261	10,142	19,306	13,718
Earnings from discontinued operations	668	12,642	28,515	19,439
Noncontrolling interest
Gain on disposition of rental properties	125	—	5,960	965
Operating earnings (loss) from rental properties	3	(207)	16	393
	128	(207)	5,976	1,358
Earnings from discontinued operations attributable to Forest City Enterprises, Inc.	$540	$12,849	$22,539	$18,081

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the pre-tax gain on disposition of rental properties:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(in thousands)
Apartment Communities:
Millender Center	$—	$—	$21,660	$—
Southfield	—	13,445	—	13,445
Sheraton Station Square (Hotel)	—	—	18,096	—
Office Buildings:
Higbee Building	—	—	2,922	—
Colorado Studios	1,239	—	1,239	—
Triple net lease properties	—	6,568	222	6,568
Quebec Square (Specialty Retail Center)	—	—	—	8,879
Other	—	(714)	203	(714)
	$1,239	$19,299	$44,342	$28,178
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

		Three Months Ended October 31,		Nine Months Ended October 31,
		2013	2012	2013	2012
		(in thousands)
Westin Convention Center (Hotel)	Pittsburgh, Pennsylvania	$32,741	$—	$32,741	$—
Office Buildings:
Liberty Center	Pittsburgh, Pennsylvania	1,540	—	1,540	—
Chagrin Plaza I & II	Beachwood, Ohio	—	—	—	1,628
Specialty Retail Centers:
Plaza at Robinson Town Center	Pittsburgh, Pennsylvania	—	—	(1,510)	—
Village at Gulfstream Park	Hallandale Beach, Florida	—	—	—	14,479
		$34,281	$—	$32,771	$16,107

O. Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The Class A Common Units, which are reflected as noncontrolling interests in the Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Class A Common Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with a put or conversion of the 2014 Senior Notes, 2016 Senior Notes, 2018 Senior Notes, 2020 Senior Notes and Series A preferred stock is included in the computation of diluted EPS using the if-converted method. The loss from continuing operations attributable to Forest City Enterprises, Inc. for the three and nine months ended October 31, 2012 was allocated solely to holders of common stock as the participating security holders do not share in the losses.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The reconciliation of the basic and diluted EPS computations is shown in the following table:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Numerators (in thousands)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc.	$152,789	$(13,927)	$95,141	$(40,124)
Preferred dividends and inducements of preferred stock conversion	—	(17,731)	(185)	(25,431)
Undistributed earnings allocated to participating securities	(4,363)	—	(2,783)	—
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders ‑ Basic	$148,426	$(31,658)	$92,173	$(65,555)
Undistributed earnings allocated to participating securities	4,363	—	2,783	—
Interest on convertible debt	4,323	—	11,137	—
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders ‑ Diluted	$157,112	$(31,658)	$106,093	$(65,555)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$153,329	$(1,078)	$117,680	$(22,043)
Preferred dividends and inducements of preferred stock conversion	—	(17,731)	(185)	(25,431)
Undistributed earnings allocated to participating securities	(4,378)	—	(3,444)	—
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders ‑ Basic	$148,951	$(18,809)	$114,051	$(47,474)
Undistributed earnings allocated to participating securities	4,378	—	3,444	—
Interest on convertible debt	4,323	—	11,137	—
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders ‑ Diluted	$157,652	$(18,809)	$128,632	$(47,474)
Denominators
Weighted average shares outstanding ‑ Basic	197,721,350	170,777,898	192,512,992	169,817,482
Effect of stock options, restricted stock and performance shares	1,936,522	—	1,460,461	—
Effect of convertible debt	32,138,215	—	29,659,197	—
Effect of convertible Class A Common Units	3,646,755	—	3,646,755	—
Weighted average shares outstanding ‑ Diluted (1)	235,442,842	170,777,898	227,279,405	169,817,482
Earnings Per Share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders ‑ Basic	$0.75	$(0.19)	$0.48	$(0.39)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders ‑ Diluted	$0.67	$(0.19)	$0.47	$(0.39)
Net earning (loss) attributable to Forest City Enterprises, Inc. common shareholders ‑ Basic	$0.75	$(0.11)	$0.59	$(0.28)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders ‑ Diluted	$0.67	$(0.11)	$0.57	$(0.28)

(1)
Incremental shares from dilutive options, restricted stock, performance shares and convertible securities aggregating 51,666,897 and 52,245,656 for the three and nine months ended October 31, 2012 were not included in the computation of diluted EPS because their effect is anti-dilutive due to the loss from continuing operations. Weighted-average shares issuable upon the conversion of preferred stock of 108,334 for the nine months ended October 31, 2013 were not included in the computation of diluted EPS because their effect is anti-dilutive under the if-converted method. Weighted-average options, restricted stock and performance shares of 3,181,351 and 3,695,539 for the three and nine months ended October 31, 2013, respectively, and 3,751,604 and 4,237,027 for the three and nine months ended October 31, 2012, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive under the treasury stock method.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

P. Segment Information
The following tables summarize financial data for the Company's six reportable operating segments. All amounts in the following tables are presented in thousands.

	October 31, 2013	January 31, 2013
	Identifiable Assets
Commercial Group	$5,461,368	$7,127,228
Residential Group	2,480,823	2,060,892
Arena	994,857	980,321
Land Development Group	281,230	246,873
The Nets	—	1,111
Corporate Activities	111,627	196,007
	$9,329,905	$10,612,432

	Three Months Ended October 31,		Nine Months Ended October 31,		Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012	2013	2012	2013	2012
	Revenues from Real Estate Operations				Operating Expenses
Commercial Group	$152,263	$169,234	$507,626	$497,735	$119,321	$82,862	$313,519	$255,079
Commercial Group Land Sales	395	5,950	26,786	45,999	402	1,720	15,949	5,286
Residential Group	73,814	68,871	201,156	194,175	53,089	48,472	149,829	133,047
Arena	28,403	17,040	78,687	17,366	17,646	15,520	57,130	26,277
Land Development Group	11,352	11,754	39,681	36,394	7,162	12,548	28,547	35,496
The Nets	—	—	—	—	—	—	—	—
Corporate Activities	—	—	—	—	12,635	14,153	38,741	40,507
	$266,227	$272,849	$853,936	$791,669	$210,255	$175,275	$603,715	$495,692

	Depreciation and Amortization				Interest Expense
Commercial Group	$56,396	$40,224	$169,775	$116,179	$45,856	$44,985	$152,611	$127,662
Residential Group	15,511	12,133	43,345	35,581	2,647	5,408	25,306	13,646
Arena	12,394	2,491	29,670	2,491	9,920	(352)	28,282	(9,086)
Land Development Group	98	202	298	448	85	(145)	(195)	4,081
The Nets	—	—	—	—	—	—	—	—
Corporate Activities	701	429	2,217	1,015	13,618	16,848	44,096	44,685
	$85,100	$55,479	$245,305	$155,714	$72,126	$66,744	$250,100	$180,988

	Interest and Other Income				Capital Expenditures
Commercial Group	$5,031	$2,366	$9,235	$12,188	$38,932	$80,430	$146,900	$284,061
Residential Group	5,054	5,651	17,600	14,960	64,253	52,459	165,475	106,044
Arena	—	—	—	—	9,182	110,919	41,035	295,185
Land Development Group	3,726	2,354	9,999	7,224	—	—	819	181
The Nets	—	—	—	—	—	—	—	—
Corporate Activities	70	55	229	132	—	245	229	680
	$13,881	$10,426	$37,063	$34,504	$112,367	$244,053	$354,458	$686,151
The Company uses Funds From Operations (“FFO”) to report its operating results. FFO is a non-GAAP measure as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and is a measure of performance used by publicly traded Real Estate Investment Trusts ("REITs"). Although the Company is not a REIT, management believes it is important to publish this measure to allow for easier comparison of its performance to its peers. FFO is defined by NAREIT as net earnings excluding the following items at the Company’s proportional share: i) gain (loss) on disposition of rental properties, divisions and other investments (net of tax); ii) non-cash charges for real estate depreciation and amortization; iii) impairment of depreciable real estate (net of tax); iv) extraordinary items (net of tax); and v) cumulative or retrospective effect of change in accounting principle (net of tax).
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

During 2012 and previous years, the chief operating decision maker used a non-GAAP measure defined as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”). EBDT was similar, but not identical, to FFO. The treatment of deferred taxes is the single biggest difference between EBDT and FFO. The reconciliation for the three and nine months ended October 31, 2012 has been changed to be consistent with the current year's presentation of FFO.
The reconciliations of net earnings (loss) to FFO by segment are shown in the following tables. All amounts are presented in thousands.

Three Months Ended October 31, 2013	Commercial Group	Residential Group	Arena	Land Development Group	The Nets	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$281,664	$12,512	$(6,481)	$6,549	$(50)	$(140,865)	$153,329
Preferred dividends	—	—	—	—	—	—	—
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$281,664	$12,512	$(6,481)	$6,549	$(50)	$(140,865)	$153,329
Depreciation and amortization – Real Estate Groups	67,665	21,754	7,143	47	—	—	96,609
Net gain on disposition of partial interests in rental properties	(491,160)	—	—	—	—	—	(491,160)
Gain on disposition of unconsolidated entities	(34,281)	—	—	—	—	—	(34,281)
Impairment of consolidated depreciable real estate	87,317	—	—	—	—	—	87,317
Discontinued operations:
Gain on disposition of rental properties	(1,114)	—	—	—	—	—	(1,114)
Income tax expense (benefit) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	—	204,162	204,162
Impairment of depreciable real estate	—	—	—	—	—	(33,864)	(33,864)
FFO	$(89,909)	$34,266	$662	$6,596	$(50)	$29,433	$(19,002)

Three Months Ended October 31, 2012	Commercial Group	Residential Group	Arena	Land Development Group	The Nets	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$2,405	$24,925	$881	$469	$(7,477)	$(40,012)	$(18,809)
Preferred dividends and inducements of preferred stock conversion	—	—	—	—	—	17,731	17,731
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$2,405	$24,925	$881	$469	$(7,477)	$(22,281)	$(1,078)
Depreciation and amortization – Real Estate Groups	48,490	20,875	1,397	146	—	—	70,908
Impairment of consolidated depreciable real estate	30,200	—	—	—	—	—	30,200
Discontinued operations:
Depreciation and amortization – Real Estate Groups	1,931	687	—	—	—	—	2,618
Gain on disposition of rental properties	(5,854)	(13,445)	—	—	—	—	(19,299)
Impairment of consolidated depreciable real estate	164	—	—	—	—	—	164
Income tax expense (benefit) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	—	7,893	7,893
Impairment of depreciable real estate	—	—	—	—	—	(11,776)	(11,776)
FFO	$77,336	$33,042	$2,278	$615	$(7,477)	$(26,164)	$79,630

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Reconciliation of Net Earnings (Loss) to FFO by Segment (continued):
Nine Months Ended October 31, 2013	Commercial Group	Residential Group	Arena	Land Development Group	The Nets	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$287,956	$31,320	$(19,996)	$11,918	$(2,763)	$(190,940)	$117,495
Preferred dividends	—	—	—	—	—	185	185
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$287,956	$31,320	$(19,996)	$11,918	$(2,763)	$(190,755)	$117,680
Depreciation and amortization – Real Estate Groups	198,741	64,952	17,090	229	—	—	281,012
Net gain on disposition of partial interests in rental properties	(496,092)	—	—	—	—	—	(496,092)
Gain on disposition of unconsolidated entities	(32,771)	—	—	—	—	—	(32,771)
Impairment of consolidated depreciable real estate	94,187	1,185	—	—	—	—	95,372
Discontinued operations:
Depreciation and amortization – Real Estate Groups	1,835	165	—	—	—	—	2,000
Gain on disposition of rental properties	(22,354)	(16,028)	—	—	—	—	(38,382)
Income tax expense (benefit) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	—	220,993	220,993
Impairment of depreciable real estate	—	—	—	—	—	(36,988)	(36,988)
FFO	$31,502	$81,594	$(2,906)	$12,147	$(2,763)	$(6,750)	$112,824

Nine Months Ended October 31, 2012	Commercial Group	Residential Group	Arena	Land Development Group	The Nets	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$79,366	$46,171	$3,493	$(47,672)	$(22,707)	$(106,125)	$(47,474)
Preferred dividends and inducements of preferred stock conversion	—	—	—	—	—	25,431	25,431
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$79,366	$46,171	$3,493	$(47,672)	$(22,707)	$(80,694)	$(22,043)
Depreciation and amortization – Real Estate Groups	143,851	61,230	1,397	355	—	—	206,833
Gain on disposition of unconsolidated entities	(16,107)	—	—	—	—	—	(16,107)
Impairment of consolidated depreciable real estate	30,660	—	—	—	—	—	30,660
Impairment of unconsolidated depreciable real estate	—	—	—	390	—	—	390
Discontinued operations:
Depreciation and amortization – Real Estate Groups	7,012	2,591	—	—	—	—	9,603
Gain on disposition of rental properties	(13,768)	(13,445)	—	—	—	—	(27,213)
Impairment of consolidated depreciable real estate	4,254	—	—	—	—	—	4,254
Income tax expense (benefit) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	—	17,174	17,174
Impairment of depreciable real estate	—	—	—	—	—	(13,692)	(13,692)
FFO	$235,268	$96,547	$4,890	$(46,927)	$(22,707)	$(77,212)	$189,859

Q. Capital Stock
On October 16, 2012 and December 13, 2012, the Company entered into separate, privately negotiated exchange agreements with certain holders of its Series A Cumulative Perpetual Convertible Preferred Stock (“Series A preferred stock”) to exchange such stock for shares of the Company's Class A common stock. Under the terms of the agreements, holders exchanged $209,447,600 in aggregate amount of liquidation preference consisting of 4,188,952 shares of Series A preferred stock, for 13,852,435 shares of Class A common stock. The amount of common shares issued was equivalent to the initial conversion price of $15.12 per share of Class A common stock. The Company made aggregate cash payments of $19,069,000 to the holders for additional exchange consideration, including dividends that would have been payable on December 17, 2012 and March 15, 2013. Under the accounting guidance for induced conversions of convertible preferred stock, the cash inducement payments were recorded as a reduction to retained earnings.
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
The Company declared and paid Series A preferred stock dividends of $0 and $185,000 during the three and nine months ended October 31, 2013 and $3,850,000 and $11,550,000 during the three and nine months ended October 31, 2012.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

On April 16, 2013, the Company entered into separate, privately negotiated exchange agreements with certain noteholders of the 2014 Senior Notes to exchange such notes for Class A common stock. Under the terms of the agreements, noteholders agreed to exchange $138,853,000 in aggregate principal amount of 2014 Senior Notes for a total of 9,549,721 shares of Class A common stock and a cash payment of $4,860,000 for additional exchange consideration, accrued interest and in lieu of fractional shares.
On May 31, 2013, pursuant to the terms of the Indenture governing the 2014 Senior Notes, the Company issued a put termination notice to the noteholders. Pursuant to the Indenture, following the put termination notice, noteholders of the 2014 Senior Notes were permitted to put such notes to the Company through June 20, 2013. As of July 12, 2013, the last settlement date for noteholders to put the 2014 Senior Notes to the Company, $60,033,000 aggregate principal amount of the 2014 Senior Notes were put, for which noteholders received 4,128,806 shares of Class A common stock and cash payments totaling $1,088,000 for interest payable to October 15, 2013 and in lieu of fractional shares.

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

CHANGE IN FISCAL YEAR-END
We plan to change our fiscal year end from January 31 to December 31, effective with the period ending December 31, 2013. This will result in an eleven month period ended December 31, 2013 which will be presented on our Form 10-KT expected to be filed in February 2014.
RESULTS OF OPERATIONS
Corporate Description
We principally engage in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. We operate through three strategic business units and have six reportable operating segments. The Commercial Group, our largest strategic business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings and mixed-use projects. Additionally, it operates Barclays Center, a sports and entertainment arena located in Brooklyn, New York, which is being reported as a separate reportable operating segment (“Arena”). The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group owns interests in entities that develop and manage military family housing. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects.
Corporate Activities and The Nets, a member of the National Basketball Association ("NBA") in which we account for our investment on the equity method of accounting, are the other reportable operating segments.
We have approximately $9.3 billion of consolidated assets in 26 states and the District of Columbia at October 31, 2013. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, New York City, Philadelphia, the Greater San Francisco metropolitan area and the Greater Washington D.C. metropolitan area. We have offices in Albuquerque, Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C. and our corporate headquarters in Cleveland, Ohio.
Significant milestones occurring during the third quarter of 2013 include:

•
The entrance into joint venture agreements with an outside partner, an affiliated entity of QIC, one of the largest institutional investment managers in Australia. During September 2013, the outside partner invested in and received 49% of our equity interests in seven regional retail malls, six of which were formerly wholly-owned and one 66.67% owned by us at the time the outside party was admitted to the joint venture. Prior to admitting the outside party, the Company acquired the noncontrolling interest in two of the regional malls utilizing proceeds from an earlier refinancing of one of the properties to partially fund the acquisitions. The combination of the earlier refinancing, acquisition of noncontrolling interests and the joint venture agreements resulted in cash liquidity of approximately $340,000,000, net of transaction costs;

•
The announcement of the signing of a non-binding memorandum of understanding with Greenland Group Co. (“Greenland”) for a proposed joint venture to develop the Brooklyn Atlantic Yards project in Brooklyn, New York. The joint venture would cover both Phase I and II of the project, including the infrastructure and vertical construction of the residential units, but would exclude Barclays Center and the under construction B2 BKLYN apartment community. Under the proposed joint venture, Greenland would acquire 70% of the project, co-develop the project with us and share in the entire project costs going forward at the same percentage interest. The joint venture would develop the project consistent with the approved master plan. The agreement is subject to negotiation and necessary regulatory approvals;

•
The selection by Nassau County, New York to renovate the Nassau Coliseum. Plans call for a renovated 13,000 seat arena, a 2,000 seat indoor theater, an outdoor amphitheater, restaurants, an ice-skating rink, a movie theater and retail space;

•
The beginning of the phased openings of Aster Conservatory Green (Northfield), a 352 unit apartment community located at our Stapleton project in Denver, Colorado, and 1111 Stratford, a 128 unit apartment community in Stratford, Connecticut;

•	The opening of Lumber Shed, a 32,000 square foot, mixed-use project located at The Yards, our mixed-use project in the Capitol Riverfront District of Washington, D.C.;

•	The redemption of the remaining $132,144,000 principal amount of our outstanding 6.500% Senior Notes due 2017, at par;

•	The redemption of the remaining $225,000,000 principal amount of our outstanding 7.375% Senior Notes due 2034, at par;

•
The sale of Liberty Center, an unconsolidated office building, and Westin Convention Center, an unconsolidated hotel, both located in Pittsburgh, Pennsylvania. The sale generated net cash of $26,677,000. These dispositions are part of our strategy to sell operating assets in non-core markets and products, and represents our complete exit from the hotel product group; and

•	The closing of $351,562,000 of nonrecourse mortgage financing transactions.
In addition, subsequent to October 31, 2013, we achieved the following significant milestones:

•	The redemption of the remaining $1,114,000 aggregate principal amount of our 3.625% Puttable Equity-Linked Senior Notes due 2014; and

•
Addressing $29,022,000 of the remaining $40,912,000 of nonrecourse mortgage debt financings that would have matured during the year ending January 31, 2014, through commitments and/or automatic extensions.

Net Earnings (Loss) Attributable to Forest City Enterprises, Inc. – Net earnings attributable to Forest City Enterprises, Inc. for the three months ended October 31, 2013 was $153,329,000 versus net loss of $1,078,000 for the three months ended October 31, 2012. Although we have substantial recurring revenue sources from our properties, we also enter into significant transactions, which create substantial variances in operating results between periods. This variance to the prior year period is primarily attributable to the following increases, which are net of noncontrolling interests:

•	$491,160,000 related to the 2013 net gain on disposition of partial interests in rental properties (see Note J – Net Gain on Disposition of Partial Interests in Rental Properties);

•	$16,096,000 related to 2013 gains on disposition of rental properties and unconsolidated investments exceeding 2012 gains;

•	$7,427,000 related to a 2013 decrease in allocated losses from our equity investment in The Nets; and

•	$3,077,000 related to an increase in income recognized on the sale of state and federal historic preservation, Brownfield tax credits and new market tax credits in 2013 compared with 2012.
These increases were partially offset by the following decreases, net of noncontrolling interests:

•	$154,329,000 related to a 2013 increase in impairment charges of consolidated (including discontinued operations) entities;

•	$26,127,000 of increased write-offs and other expenses related to abandoned development projects in 2013 compared with 2012;

•
$23,147,000 related to an increase in depreciation and amortization expense primarily due to several large property openings in 2012 and 2011 and accelerated depreciation expense at Ten MetroTech Center, an office building in Brooklyn, New York, due to a change in the estimated useful life of the building, as a result of the planned demolition;

•	$8,200,000 related to non-capitalizable demolition costs at Ten MetroTech Center in 2013;

•	$21,376,000 related to increased losses on extinguishment of debt in 2013 compared with 2012;

•	$10,164,000 related to an increase in interest expense due to reduced capitalized interest on our projects under construction and development as we reduce our construction pipeline;

•	$4,239,000 related to decreased commercial outlot land sales in 2013 compared with 2012;

•	$3,146,000 related to increased interest expense due to several large property openings in 2012 and 2011; and

•
$110,788,000 due to increased income tax expense attributable to both continuing and discontinued operations primarily related to the fluctuations in pre-tax earnings, including gains included in discontinued operations. These fluctuations are primarily due to the various transactions discussed herein.

Net earnings attributable to Forest City Enterprises, Inc. for the nine months ended October 31, 2013 was $117,680,000 versus net loss of $22,043,000 for the nine months ended October 31, 2012. This variance to the prior year period is primarily attributable to the following increases, which are net of noncontrolling interests:

•	$496,092,000 related to the 2013 net gain on disposition of partial interests in rental properties (see Note J – Net Gain on Disposition of Partial Interests in Rental Properties);

•
$45,607,000 related to a decrease in the net loss on land held for divestiture activities for fully consolidated land projects and land projects accounted for under the equity method of accounting in 2013 compared with 2012;

•	$27,833,000 related to 2013 gains on disposition of rental properties and unconsolidated investments exceeding 2012 gains;

•	$19,944,000 related to a 2013 decrease in allocated losses from our equity investment in The Nets; and

•	$6,597,000 related to increased commercial outlot land sales in 2013 compared with 2012.

These increases were partially offset by the following decreases, net of noncontrolling interests:

•	$157,444,000 related to a 2013 increase in impairment charges of consolidated (including discontinued operations) and unconsolidated entities;

•
$67,819,000 related to an increase in depreciation and amortization expense primarily due to several large property openings in 2012 and 2011 and accelerated depreciation expense at Ten MetroTech Center due to a change in the estimated useful life of the building, as a result of the planned demolition;

•	$8,200,000 related to non-capitalizable demolition costs at Ten MetroTech Center in 2013;

•	$39,783,000 related to an increase in interest expense due to reduced capitalized interest on our projects under construction and development as we reduce our construction pipeline;

•	$36,484,000 related to the 2012 sale of an approximate 10-acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio;

•	$17,263,000 related to increased interest expense due to several large property openings in 2012 and 2011;

•
$15,828,000 related to the change in fair market value of certain derivatives between the comparable periods, which was marked to market through interest expense as a result of the derivatives not qualifying for hedge accounting;

•	$15,550,000 of increased write-offs and other expenses related to abandoned development projects in 2013 compared with 2012; and

•
$93,998,000 due to increased income tax expense attributable to both continuing and discontinued operations primarily related to the fluctuations in pre-tax earnings, including gains included in discontinued operations. These fluctuations are primarily due to the various transactions discussed herein.

Net Operating Income
We define Net Operating Income (“NOI”) as revenues (excluding straight-line rent adjustments) less operating expenses (including depreciation and amortization for non-real estate groups) plus interest income, equity in earnings (loss) of unconsolidated entities (excluding gain (loss) on disposition, gain (loss) on land held for divestiture activity and impairment of unconsolidated entities), interest expense, gain (loss) on extinguishment of debt, and depreciation and amortization of unconsolidated entities. We believe NOI provides us, as well as our investors, additional information about our core business operations and, along with earnings, is necessary to understand our business and operating results. A reconciliation between NOI and Net Earnings (Loss), the most comparable financial measure calculated in accordance with accounting principles generally accepted in the United States of America ("GAAP"), is presented below. Although NOI is not presented in accordance with GAAP, investors can use this non‑GAAP measure as supplementary information to evaluate our business. NOI is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, our GAAP measures and may not be directly comparable to similarly-titled measures reported by other companies.
Reconciliation of Net Earnings (Loss) (GAAP) to Net Operating Income (non-GAAP) (in thousands):

	Nine Months Ended October 31,
	2013		2012
Net earnings (loss) attributable to Forest City Enterprises, Inc.		$117,680		$(22,043)
Noncontrolling interests
Earnings (loss) from continuing operations attributable to noncontrolling interests, gross of tax		(29,250)		4,927
Earnings from discontinued operations attributable to noncontrolling interests		5,976		1,358
Noncontrolling interests		(23,274)		6,285
Net earnings (loss)		94,406		(15,758)
Discontinued operations, net of tax		(28,515)		(19,439)
Earnings (loss) from continuing operations		65,891		(35,197)
Income tax expense (benefit)		68,522		(19,888)
Net gain on change in control of interests		(2,762)		(6,766)

Equity in (earnings) loss of unconsolidated entities		(59,815)		(24,237)
Net (gain) loss on land held for divestiture activity of unconsolidated entities		(867)		42,170
		(60,682)		17,933
Earnings (loss) before income taxes		70,969		(43,918)
Equity in earnings (loss) of unconsolidated entities	$60,682		$(17,933)
Net (gain) loss on land held for divestiture of unconsolidated entities	(867)		42,170
(Gain) loss on disposition of unconsolidated entities	(32,771)		(16,107)
Impairment of unconsolidated real estate	—		390
Depreciation and amortization of unconsolidated entities	56,884		60,415
Interest expense of unconsolidated entities	75,431		76,230
Loss on extinguishment of debt of unconsolidated entities	57		1,313
Total NOI from unconsolidated entities	$159,416	159,416	$146,478	146,478
Interest expense		250,100		180,988
(Gain) loss on extinguishment of debt		(6,335)		(7,288)
Net (gain) loss on land held for divestiture activity		7,555		5,651
Net (gain) loss on disposition of full or partial interests in rental properties		(496,092)		—
Impairment of consolidated real estate		208,210		30,660
Depreciation and amortization—Real Estate Groups		241,829		153,481
Amortization of mortgage procurement costs		7,572		8,674
Straight-line rent adjustment		(10,718)		(10,812)
Net operating income		$432,506		$463,914

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
The following is a reconciliation of comparable NOI to total NOI.

	Net Operating Income (in thousands)
	Nine Months Ended October 31, 2013			Nine Months Ended October 31, 2012
Full Consolidation	Comparable	Non-Comparable	Total	Comparable	Non-Comparable	Total
Commercial Group
Retail	$161,232	$14,722	$175,954	$158,086	$22,846	$180,932
Office	166,070	7,877	173,947	174,443	4,779	179,222
Hotels	—	1,391	1,391	—	2,922	2,922
Land Sales	—	10,837	10,837	—	40,201	40,201
Other	—	(61,683)	(61,683)	—	(16,529)	(16,529)
Total Commercial Group	$327,302	$(26,856)	$300,446	$332,529	$54,219	$386,748

Arena	$—	$21,557	$21,557	$—	$(9,231)	$(9,231)

Residential Group
Apartments	$109,422	$8,287	$117,709	$104,517	$4,614	$109,131
Subsidized Senior Housing	—	10,999	10,999	—	15,582	15,582
Military Housing	—	17,414	17,414	—	21,433	21,433
Land Sales	—	224	224	—	—	—
Other	—	(12,943)	(12,943)	—	(6,007)	(6,007)
Total Residential Group	$109,422	$23,981	$133,403	$104,517	$35,622	$140,139

Total Rental Properties	$436,724	$18,682	$455,406	$437,046	$80,610	$517,656

Land Development Group	$—	$20,592	$20,592	$—	$10,355	$10,355
The Nets	$—	$(2,763)	$(2,763)	$—	$(22,707)	$(22,707)
Corporate Activities	$—	$(40,729)	$(40,729)	$—	$(41,390)	$(41,390)

Grand Total	$436,724	$(4,218)	$432,506	$437,046	$26,868	$463,914

	Nine Months Ended October 31,
Comparable NOI	2013	2012	% Change
	(in thousands)
Retail Comparable NOI	$161,232	$158,086
NOI attributable to noncontrolling interests	(3,836)	(4,055)
Subtotal Retail	157,396	154,031	2.2%

Office Comparable NOI	166,070	174,443
NOI attributable to noncontrolling interests	(6,623)	(6,175)
Subtotal Office	159,447	168,268	(5.2)%	(1)

Apartments Comparable NOI	109,422	104,517
NOI attributable to noncontrolling interests	(1,891)	(1,877)
Subtotal Apartments	107,531	102,640	4.8%

Grand Total Comparable NOI, Net of Noncontrolling Interests	$424,374	$424,939	(0.1)%

(1)	Primarily due to decreased occupancy at One Pierrepont Plaza, an office building in Brooklyn, New York.

Net Operating Income by Product Type
Full Consolidation (dollars in thousands)

Nine Months Ended October 31, 2013	Nine Months Ended October 31, 2012

NOI by Product Type	$518,749	NOI by Product Type	$520,372
Hotels	1,391	Hotels	2,922
Non-outlot land sale	8,927	Casino land sale	36,484
Arena	21,557	Arena	(9,231)
The Nets	(2,763)	The Nets	(22,707)
Corporate Activities	(40,729)	Corporate Activities	(41,390)
Other (3)	(74,626)	Other (3)	(22,536)
Grand Total NOI	$432,506	Grand Total NOI	$463,914

(1) Includes commercial and residential outlot land sales.
(2) Includes limited-distribution subsidized senior housing.
(3) Includes write-offs of abandoned development projects, non-capitalizable development costs and unallocated management and service company overhead, net of tax credit income.

FFO
We believe that Funds From Operations (“FFO”), along with net earnings, provides additional information about our core operations. While property dispositions, acquisitions or other factors can affect net earnings in the short-term, we believe FFO presents a more consistent view of the overall financial performance of our business from period-to-period since the core of our business is the recurring operations of our portfolio of real estate assets. FFO is used by the chief operating decision maker and management to assess performance and resource allocations by strategic business unit and on a consolidated basis.
The majority of our peers in the publicly traded real estate industry are Real Estate Investment Trusts (“REITs”) and report operations using FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”). Although we are not a REIT, management believes it is important to publish this measure to allow for easier comparison of our performance to our peers. The major difference between us and our REIT peers is that we are a taxable entity and any taxable income we generate could result in payment of federal or state income taxes. Our REIT peers typically do not pay federal or state income taxes, but must distribute a significant portion of their taxable income to shareholders. Due to our effective tax management policies, historically we have not been a significant payer of income taxes. This has allowed us to retain our internally generated cash flows but has also resulted in large expenses for deferred taxes as required by GAAP.
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
The table below reconciles net earnings (loss), the most comparable GAAP measure, to FFO, a non-GAAP measure.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(in thousands)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$153,329	$(1,078)	$117,680	$(22,043)
Depreciation and Amortization—Real Estate Groups (2)	96,609	73,526	283,012	216,436
Impairment of depreciable rental properties	87,317	30,364	95,372	35,304
Gain on disposition of rental properties	(526,555)	(19,299)	(567,245)	(43,320)
Income tax expense (benefit) adjustments — current and deferred (3)
Gain on disposition of rental properties	204,162	7,893	220,993	17,174
Impairment of depreciable rental properties	(33,864)	(11,776)	(36,988)	(13,692)
FFO	$(19,002)	$79,630	$112,824	$189,859

FFO Per Share - Diluted
Numerator (in thousands):
FFO	$(19,002)	$79,630	$112,824	$189,859
If-Converted Method (adjustments for interest, net of tax):
3.625% Puttable Senior Notes due 2014	—	1,110	1,275	3,329
5.000% Convertible Senior Notes due 2016	—	382	1,148	1,148
4.250% Convertible Senior Notes due 2018	—	2,277	6,830	6,830
3.625% Convertible Senior Notes due 2020	—	—	1,884	—
FFO for per share data	$(19,002)	$83,399	$123,961	$201,166
Denominator
Weighted average shares outstanding—Basic	197,721,350	170,777,898	192,512,992	169,817,482
Effect of stock options, restricted stock and performance shares	—	1,220,010	1,460,461	965,683
Effect of convertible preferred stock	—	13,300,629	108,334	14,133,715
Effect of convertible debt	—	33,499,503	29,659,197	33,499,503
Effect of convertible Class A Common Units	—	3,646,755	3,646,755	3,646,755
Weighted average shares outstanding - Diluted (1)	197,721,350	222,444,795	227,387,739	222,063,138
FFO Per Share	$(0.10)	$0.37	$0.55	$0.91

(1)
For the three months ended October 31, 2013, the effect of 37,721,492 shares of dilutive securities was not included in the computation of diluted FFO per share because their effect is anti-dilutive due to the negative FFO for the quarter. As a result, an adjustment to FFO is not required for interest expense of $4,323,000 related to these securities.

(2)	The following table provides detail of depreciation and amortization:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(in thousands)
Full Consolidation	$85,100	$55,479	$245,305	$155,714
Non-Real Estate	(1,101)	(1,037)	(3,476)	(2,233)
Real Estate Groups Full Consolidation	83,999	54,442	241,829	153,481
Real Estate Groups related to noncontrolling interest	(6,010)	(2,679)	(15,367)	(4,640)
Real Estate Groups Unconsolidated	18,620	19,145	54,550	57,992
Real Estate Groups Discontinued Operations	—	2,618	2,000	9,603
Real Estate Groups at our proportional share	$96,609	$73,526	$283,012	$216,436

(3)	The following table provides detail of income tax expense (benefit):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(in thousands)
Current taxes
Operating earnings	$(33,612)	$(23,239)	$(67,683)	$(28,345)
Gain on disposition of rental properties	62,763	(565)	75,364	(21,732)
Subtotal	29,151	(23,804)	7,681	(50,077)
Discontinued operations
Operating earnings	(79)	1,704	1,740	3,166
Gain on disposition of rental properties	(12,367)	15,961	4,616	21,592
Subtotal	(12,446)	17,665	6,356	24,758
Total Current taxes	16,705	(6,139)	14,037	(25,319)
Deferred taxes
Operating earnings	(35,659)	15,743	(29,836)	15,265
Gain on disposition of full or partial interests in rental properties	141,016	(252)	127,665	26,966
Impairment of depreciable rental properties	(33,864)	(11,712)	(36,988)	(12,042)
Subtotal	71,493	3,779	60,841	30,189
Discontinued operations
Operating earnings	(43)	(208)	(398)	262
Gain on disposition of rental properties	12,750	(7,251)	13,348	(9,652)
Impairment of real estate	—	(64)	—	(1,650)
Subtotal	12,707	(7,523)	12,950	(11,040)
Total Deferred taxes	84,200	(3,744)	73,791	19,149
Grand Total	$100,905	$(9,883)	$87,828	$(6,170)

Operating FFO
In addition to reporting FFO, we report Operating FFO as an additional financial measure of our operating performance. We believe it is appropriate to adjust FFO, as defined by NAREIT, for significant items driven by transactional activity and factors relating to the financial and real estate markets, rather than factors specific to the on-going operating performance of our properties. We use Operating FFO as an indicator of continuing operating results in planning and executing our business strategy. Operating FFO should not be considered to be an alternative to net earnings computed under GAAP as an indicator of our operating performance. Operating FFO may not be comparable to similarly titled measures used by other companies.
Operating FFO is defined as FFO, as defined by NAREIT, adjusted to exclude: i) activity related to our land held for divestiture (including impairment charges); ii) impairment of non-depreciable real estate; iii) write-offs of abandoned development projects; iv) income recognized on state and federal historic and other tax credits; v) gains or losses from extinguishment of debt; vi) change in fair market value of nondesignated hedges; vii) gains or losses on change in control of interests; viii) the adjustment to recognize rental revenues and rental expense using the straight-line method; ix) participation payments to ground lessors on refinancing of our properties; x) other transactional items; xi) the Nets pre-tax FFO; and xii) income taxes on FFO.
The table below reconciles FFO to Operating FFO.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(in thousands)
FFO	$(19,002)	$79,630	$112,824	$189,859
Net (gain) loss on land held for divestiture activity	(186)	(277)	5,968	51,575
Impairment of non-depreciable real estate	97,376	—	97,376	—
Abandoned development project write-offs	26,528	401	29,304	13,754
Tax credit income	(6,780)	(4,851)	(18,149)	(16,732)
(Gain) loss on extinguishment of debt	13,146	(8,230)	(6,242)	(6,386)
Change in fair market value of nondesignated hedges	(4,043)	(2,709)	5,778	(10,570)
Net gain on change in control of interests	—	—	(2,762)	(4,064)
Straight-line rent adjustments	(4,886)	(3,107)	(10,877)	(11,717)
Participation payments	303	—	2,801	—
Non-outlot land sales	—	—	(8,927)	(36,484)
Non-capitalizable demolition costs	8,200	—	8,200	—
Nets Pre-tax FFO	50	7,477	2,763	22,707
Income tax expense (benefit) on FFO	(69,393)	(6,000)	(96,177)	(9,652)
Operating FFO	$41,313	$62,334	$121,880	$182,290

Operating FFO Per Share - Diluted
Numerator (in thousands):
Operating FFO	$41,313	$62,334	$121,880	$182,290
If-Converted Method (adjustments for interest, pre-tax):
3.625% Puttable Senior Notes due 2014	—	1,812	2,083	5,438
5.00% Convertible Senior Notes due 2016	625	625	1,875	1,875
4.25% Convertible Senior Notes due 2018	3,719	3,719	11,157	11,157
3.625% Convertible Senior Notes due 2020	2,718	—	3,078	—
Operating FFO for per share data	$48,375	$68,490	$140,073	$200,760

Denominator
Weighted average shares outstanding - Diluted	235,442,842	222,444,795	227,387,739	222,063,138
Operating FFO Per Share	$0.21	$0.31	$0.62	$0.90

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, operating expenses, interest expense, and equity in earnings (loss) by segment. See discussion of these amounts by segment in the narratives following the tables.

	Three Months Ended October 31,			Nine Months Ended October 31,
	2013	2012	Variance	2013	2012	Variance
	(in thousands)
Revenues from Real Estate Operations
Commercial Group	$152,263	$169,234	$(16,971)	$507,626	$497,735	$9,891
Commercial Group Land Sales	395	5,950	(5,555)	26,786	45,999	(19,213)
Residential Group	73,814	68,871	4,943	201,156	194,175	6,981
Arena	28,403	17,040	11,363	78,687	17,366	61,321
Land Development Group	11,352	11,754	(402)	39,681	36,394	3,287
The Nets	—	—	—	—	—	—
Corporate Activities	—	—	—	—	—	—
Total Revenues from Real Estate Operations	$266,227	$272,849	$(6,622)	$853,936	$791,669	$62,267
Operating Expenses
Commercial Group	$119,321	$82,862	$36,459	$313,519	$255,079	$58,440
Cost of Commercial Group Land Sales	402	1,720	(1,318)	15,949	5,286	10,663
Residential Group	53,089	48,472	4,617	149,829	133,047	16,782
Arena	17,646	15,520	2,126	57,130	26,277	30,853
Land Development Group	7,162	12,548	(5,386)	28,547	35,496	(6,949)
The Nets	—	—	—	—	—	—
Corporate Activities	12,635	14,153	(1,518)	38,741	40,507	(1,766)
Total Operating Expenses	$210,255	$175,275	$34,980	$603,715	$495,692	$108,023
Interest Expense
Commercial Group	$45,856	$44,985	$871	$152,611	$127,662	$24,949
Residential Group	2,647	5,408	(2,761)	25,306	13,646	11,660
Arena	9,920	(352)	10,272	28,282	(9,086)	37,368
Land Development Group	85	(145)	230	(195)	4,081	(4,276)
The Nets	—	—	—	—	—	—
Corporate Activities	13,618	16,848	(3,230)	44,096	44,685	(589)
Total Interest Expense	$72,126	$66,744	$5,382	$250,100	$180,988	$69,112
Equity in Earnings (Loss)
Commercial Group	$6,217	$8,588	$(2,371)	$15,364	$21,059	$(5,695)
Gain on disposition of Commercial Group unconsolidated entities	34,281	—	34,281	32,771	16,107	16,664
Residential Group	6,610	3,898	2,712	15,235	8,148	7,087
Arena	—	—	—	—	—	—
Land Development Group	(584)	(820)	236	(792)	2,020	(2,812)
The Nets	(50)	(7,477)	7,427	(2,763)	(22,707)	19,944
Corporate Activities	—	—	—	—	—	—
Total Equity in Earnings (Loss)	$46,474	$4,189	$42,285	$59,815	$24,627	$35,188

Commercial Group
Revenues from Real Estate Operations—Revenues from real estate operations for the Commercial Group, including the group’s land sales, decreased by $22,526,000, or 12.9%, for the three months ended October 31, 2013 compared with the same period in the prior year. The variance is primarily attributable to the following decreases:

•	$19,069,000 related to the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner in seven regional retail malls;

•	$5,555,000 related to decreases in commercial outlot land sales primarily at Shops at Wiregrass and Orchard Town Center, regional malls in Tampa, Florida, and Westminster, Colorado, respectively;

•	$3,299,000 primarily related to decreased occupancy at Ten MetroTech Center, which commenced demolition in October 2013, and One Pierrepont Plaza; and

•	$2,291,000 due to a decrease in tenant reimbursable revenue that is also included in operating expenses at multiple properties in the New York metropolitan area.

These decreases were partially offset by the following increases:

•	$3,432,000 related to new property openings as noted in the table below; and

•	$2,248,000 primarily related to increased occupancy at One MetroTech Center and Two MetroTech Center, office buildings in Brooklyn, New York.
Revenues from real estate operations for the Commercial Group, including the group’s land sales, decreased by $9,322,000, or 1.7%, for the nine months ended October 31, 2013 compared with the same period in the prior year. The variance is primarily attributable to the following decreases:

•	$40,000,000 related to the 2012 sale of an approximate 10-acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio;

•	$19,069,000 related to the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner in seven regional retail malls; and

•	$11,888,000 primarily related to decreased occupancy at Ten MetroTech Center and One Pierrepont Plaza.
These decreases were partially offset by the following increases:

•
$20,787,000 related to increases in commercial outlot land sales primarily at an undeveloped project in Brooklyn, New York and Orchard Town Center, which were partially offset by a decrease at Shops at Wiregrass;

•	$11,775,000 related to new property openings as noted in the table below;

•	$7,938,000 due to an increase in tenant reimbursable revenue that is also included in operating expenses at multiple properties in the New York metropolitan area;

•	$5,785,000 related to third party management and consulting fee income;

•	$5,530,000 due to 2013 lease termination fee income at One Metrotech Center;

•	$3,311,000 primarily related to increased occupancy at One MetroTech Center and Two MetroTech Center; and

•
$2,095,000 related to the change from the equity method of accounting to full consolidation due to the acquisition of a partner's interest in three office buildings in Albuquerque, New Mexico in July 2012.

Operating and Interest Expenses—Operating expenses for the Commercial Group, including the group's land sales, increased by $35,141,000, or 41.5%, for the three months ended October 31, 2013 compared with the same period in the prior year. The variance is primarily attributable to the following increases:

•	$24,731,000 related to increased write-offs of abandoned development projects in 2013 compared with 2012;

•	$8,200,000 related to non-capitalizable demolition costs at Ten MetroTech Center in 2013; and

•	$2,406,000 related to new property openings as noted in the table below.
These increases were partially offset by the following decreases:

•	$6,202,000 related to the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner in seven regional retail malls;

•	$2,291,000 due to a decrease in tenant reimbursable expenses that is also included in revenues from real estate operations at multiple properties in the New York metropolitan area; and

•	$1,318,000 related to decreases in commercial outlot land sales primarily at Shops at Wiregrass and Orchard Town Center.
The remainder of the increase is primarily due to more development costs being expensed in 2013 compared with 2012 due to the reduced amount of our projects under active development in addition to other miscellaneous fluctuations at our mature properties, including general operating activities.
Operating expenses for the Commercial Group, including the group's land sales, increased by $69,103,000, or 26.5%, for the nine months ended October 31, 2013 compared with the same period in the prior year. The variance is primarily attributable to the following increases:

•
$14,179,000 related to increases in commercial outlot land sales primarily at an undeveloped project in Brooklyn, New York and Orchard Town Center, which were partially offset by a decrease at Shops at Wiregrass;

•	$11,916,000 related to increased write-offs of abandoned development projects in 2013 compared with 2012;

•	$8,200,000 related to non-capitalizable demolition costs at Ten MetroTech Center in 2013;

•	$7,938,000 due to an increase in tenant reimbursable expenses that is also included in revenues from real estate operations at multiple properties in the New York metropolitan area;

•	$4,982,000 related to new property openings as noted in the table below;

•	$3,260,000 related to increased real estate tax expense at New York Times, an office building in Manhattan, New York, due to a decrease in tax abatements; and

•	$2,374,000 related to expenditures associated with third party management and consulting fee arrangements.
These increases were partially offset by the following decreases:

•	$6,202,000 related to the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner in seven regional retail malls; and

•	$3,516,000 related to the 2012 sale of an approximate 10-acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio.
The remainder of the increase is primarily due to more development costs being expensed in 2013 compared with 2012 due to the reduced amount of our projects under active development in addition to other miscellaneous fluctuations at our mature properties, including general operating activities.
Interest expense for the Commercial Group increased by $871,000, or 1.9%, for the three months ended October 31, 2013 and increased by $24,949,000, or 19.5%, for the nine months ended October 31, 2013 compared with the same periods in the prior year. The increases are primarily attributable to a reduction of capitalized interest on certain development projects and the opening of new properties, as noted in the table below, partially offset by the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner in seven regional retail malls.
The following table presents the increases in revenues, operating expenses and interest expense for newly-opened properties for the three and nine months ended October 31, 2013 compared with the same periods in the prior year:

				Variances Related to
				Three Months Ended			Nine Months Ended
				October 31, 2013 vs. 2012			October 31, 2013 vs. 2012
Newly-Opened Properties	Location	Quarter-Year Opened	Square feet	Revenues from Real Estate Operations	Operating Expenses	Interest Expense	Revenues from Real Estate Operations	Operating Expenses	Interest Expense
				(in thousands)
Retail Centers:
Westchester's Ridge Hill	Yonkers, New York	Q2-2011/12	1,336,000	$2,258	$1,909	$2,665	$9,133	$3,922	$12,202
The Yards - Boilermaker Shops	Washington, D.C.	Q4-12	39,000	446	234	161	555	464	409
The Yards - Lumber Shed	Washington, D.C.	Q3-13	32,000	105	4	—	105	4	—
Other:
Johns Hopkins Parking Garage	Baltimore, Maryland	Q4-12	492,000	623	259	36	1,982	592	112
Total				$3,432	$2,406	$2,862	$11,775	$4,982	$12,723
Comparable occupancy for the Commercial Group is 92.4% and 92.6% for retail and office, respectively, as of October 31, 2013 compared with 92.0% and 92.0%, respectively, as of October 31, 2012. Retail and office occupancy as of October 31, 2013 and 2012 is based on square feet leased at the end of the fiscal quarter. Comparable occupancy relates to stabilized properties opened and operated in both the nine months ended October 31, 2013 and 2012.
As of October 31, 2013, the average base rent per square feet expiring for retail and office leases is $39.08 and $40.72, respectively. Square feet of expiring leases and average base rent per square feet are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases.
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

Retail Centers
The following tables represent those new leases and gross leasable area (“GLA”) signed on the same space in which there was a former tenant and existing tenant renewals:

Regional Malls
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per Square Foot (1)(2)	Prior Rent Per Square Foot (1)(2)	Cash Basis % Change over Prior Rent
4th Quarter 2012	23	63,551	$55.17	$49.44
1st Quarter 2013	38	115,625	$54.92	$46.15
2nd Quarter 2013	26	70,059	$61.19	$52.67
3rd Quarter 2013	39	101,994	$56.90	$50.47
Total	126	351,229	$56.79	$49.30	15.2%

Specialty Retail Centers
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per Square Foot (1)(2)	Prior Rent Per Square Foot (1)(2)	Cash Basis % Change over Prior Rent
4th Quarter 2012	4	7,281	$43.90	$48.20
1st Quarter 2013	9	51,398	$42.58	$35.44
2nd Quarter 2013	3	46,194	$42.03	$42.12
3rd Quarter 2013	4	33,643	$36.19	$42.09
Total	20	138,516	$40.91	$39.96	2.4%
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

Office Buildings
Quarter	Number of Leases Signed	Number of Leases Expired	GLA Signed	GLA Expired	Contractual Rent Per Square Foot (1)(2)	Expiring Rent Per Square Foot (1)(2)	Cash Basis % Change over Prior Rent
4th Quarter 2012	17	27	76,889	124,062	$26.10	$24.62
1st Quarter 2013	32	31	417,154	530,109	$52.33	$44.37
2nd Quarter 2013	26	21	343,641	140,287	$33.90	$30.15
3rd Quarter 2013	30	17	118,040	106,986	$19.07	$28.15
Total	105	96	955,724	901,444	$39.61	$37.51	5.6%

Office Buildings by Product in Core and Non-Core Markets
	Number of Leases Signed	Number of Leases Expired	GLA Signed	GLA Expired	Contractual Rent Per Square Foot (1)(2)	Expiring Rent Per Square Foot (1)(2)	Cash Basis % Change over Prior Rent
Products:
Life Science Office	8	13	278,877	288,494	$63.07	$52.83
Other Office	62	45	524,022	429,818	$32.67	$34.56
Total Office in Core Markets	70	58	802,899	718,312	$43.23	$41.90
Office in Non-Core Markets	35	38	152,825	183,132	$19.82	$20.30
Total	105	96	955,724	901,444	$39.61	$37.51	5.6%

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Retail	0.5%	0.5%	2.2%	1.9%
Office (1)	(4.0)%	0.6%	(5.2)%	3.0%

(1)	Primarily due to decreased occupancy at One Pierrepont Plaza.

Residential Group
Revenues from Real Estate Operations—Included in revenues from real estate operations is fee income related to the development and construction management related to our military housing projects. Military housing fee income and related operating expenses may vary significantly from period to period based on the timing of development and construction activity at each applicable project. Revenues from real estate operations for the Residential Group increased by $4,943,000, or 7.2%, during the three months ended October 31, 2013 compared with the same period in the prior year. The variance is primarily attributable to the following increases:

•
$3,420,000 related to the change from equity method to full consolidation method of accounting for Uptown Apartments, an apartment community in Oakland, California, upon acquisition of our partner's ownership interest;

•	$1,700,000 related to the sale of a land parcel in New Rochelle, New York; and

•	$969,000 related to new property openings as noted in the table below.
These increases were partially offset by the following decrease:

•	$2,717,000 related to third party management fees and other income.
Revenues from real estate operations for the Residential Group increased by $6,981,000, or 3.6%, during the nine months ended October 31, 2013 compared with the same period in the prior year. The variance is primarily attributable to the following increases:

•	$5,664,000 related to the change from equity method to full consolidation method of accounting for Uptown Apartments;

•	$3,054,000 related to new property openings as noted in the table below; and

•	$1,700,000 related to the sale of a land parcel in New Rochelle, New York.
These increases were partially offset by the following decreases:

•	$3,846,000 related to third party management fees and other income; and

•	$3,308,000 related to military housing fee income from the management and development of units in our military housing portfolio.
Operating and Interest Expenses—Operating expenses for the Residential Group increased by $4,617,000, or 9.5%, during the three months ended October 31, 2013 compared with the same period in the prior year. This variance is primarily attributable to the following increases:

•	$1,669,000 related to costs associated with the sale of a land parcel in New Rochelle, New York;

•	$1,477,000 related to the change from equity method to full consolidation method of accounting for Uptown Apartments;

•	$1,282,000 related to increased write-offs of project costs and other expenses related to abandoned development projects in 2013 compared with 2012; and

•	$954,000 related to new property openings as noted in the table below.
These increases were partially offset by the following decrease:

•	$3,020,000 related to expenditures associated with third party management and consulting fee arrangements.
Operating expenses for the Residential Group increased by $16,782,000, or 12.6%, during the nine months ended October 31, 2013 compared with the same period in the prior year. This variance is primarily attributable to the following increases:

•	$3,471,000 related to increased write-offs of project costs and other expenses related to abandoned development projects in 2013 compared with 2012;

•	$2,339,000 related to the change from equity method to full consolidation method of accounting for Uptown Apartments;

•	$1,808,000 related to new property openings as noted in the table below; and

•	$1,669,000 related to costs associated with the sale of a land parcel in New Rochelle, New York.
These increases were partially offset by the following decrease:

•	$4,335,000 related to expenditures associated with third party management and consulting fee arrangements.
The remainder of the increase is primarily due to more development costs being expensed in 2013 compared with 2012 due to the reduced amount of our projects under active development, increased management expenditures associated with military housing fee revenues and miscellaneous fluctuations at our mature properties, including general operating activities.
Interest expense for the Residential Group decreased by $2,761,000, or 51.1%, during the three months ended October 31, 2013 and increased by $11,660,000, or 85.4%, during the nine months ended October 31, 2013 compared with the same periods in the prior year. The variances are primarily a result of mark-to-market adjustments on non-designated interest rate swaps.
The following table presents the increases (decreases) in revenues and operating expenses for newly-opened properties for the three and nine months ended October 31, 2013 compared with the same periods in the prior year:

				Variances Related to
				Three Months Ended		Nine Months Ended
				October 31, 2013 vs. 2012		October 31, 2013 vs. 2012
Newly-Opened Properties	Location	Quarter-Year Opened	Units	Revenues from Real Estate Operations	Operating Expenses	Revenues from Real Estate Operations	Operating Expenses
				(in thousands)
Aster Conservatory Green (Northfield)	Denver, Colorado	Q3-2013	352	$20	$257	$20	$259
1111 Stratford	Stratford, Connecticut	Q3-2013	128	7	116	7	146
Continental Building	Dallas, Texas	Q1-2013	203	357	704	466	1,202
Botanica Eastbridge	Denver, Colorado	Q3-2012	118	446	75	1,061	418
Aster Town Center	Denver, Colorado	Q1-2012/Q2-2012	85	45	(84)	606	25
Foundry Lofts	Washington, D.C.	Q4-2011	170	94	(114)	894	(242)
Total				$969	$954	$3,054	$1,808
Comparable average occupancy for the Residential Group is 94.8% and 94.5% for the nine months ended October 31, 2013 and 2012, respectively. Economic residential occupancy for the nine months ended October 31, 2013 and 2012 is calculated by dividing gross potential rent less vacancy by gross potential rent. Gross potential rent (“GPR”) is calculated based on actual rents per lease agreements for occupied apartment units and at market rents for vacant apartment units. Market rental rates are determined using a variety of factors which include availability of specific apartment unit types (one bedroom, two bedroom, etc.), seasonality factors and rents offered by competitive properties for similar apartment types in the same geographic market. Comparable average occupancy relates to properties opened and operated in both the nine months ended October 31, 2013 and 2012.
The percentage change of comparable NOI over the same period in the prior year is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Residential	5.3%	6.0%	4.8%	10.3%

The following tables present leasing information of our Apartment Communities. Prior period amounts may differ from data as reported in previous quarters since the properties that qualify as comparable change from period to period.

Quarterly Comparison		Monthly Average Residential Rental Rates (2)			Average Residential Occupancy
	Leasable Units at Pro-Rata %(3)	Three Months Ended October 31,			Three Months Ended October 31,
Comparable Apartment Communities (1)		2013	2012	% Change	2013	2012	% Change
Core Markets	7,879	$1,730	$1,659	4.3%	95.5%	95.2%	0.3%
Non-Core Markets	8,945	$958	$939	2.0%	94.3%	94.1%	0.2%
Total Comparable Apartments	16,824	$1,319	$1,276	3.4%	95.1%	94.8%	0.3%

Year-to-Date Comparison		Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
	Leasable Units at Pro-Rata %(3)	Nine Months Ended October 31,			Nine Months Ended October 31,
Comparable Apartment Communities (1)		2013	2012	% Change	2013	2012	% Change
Core Markets	7,709	$1,692	$1,619	4.5%	95.2%	95.2%	—
Non-Core Markets	8,945	$954	$930	2.6%	94.2%	93.6%	0.6%
Total Comparable Apartments	16,654	$1,296	$1,249	3.8%	94.8%	94.5%	0.3%

Sequential Quarter Comparison		Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
	Leasable Units at Pro-Rata %(3)	Three Months Ended			Three Months Ended
Comparable Apartment Communities (1)		October 31, 2013	July 31, 2013	% Change	October 31, 2013	July 31, 2013	% Change
Core Markets	8,190	$1,808	$1,774	1.9%	95.3%	95.3%	—
Non-Core Markets	9,252	$952	$950	0.2%	94.3%	94.5%	(0.2)%
Total Comparable Apartments	17,442	$1,354	$1,337	1.3%	95.0%	95.0%	—

(1)
Includes stabilized apartment communities completely opened and operated in the periods presented. These apartment communities include units leased at affordable apartment rates which provide a discount from average market rental rates. For the three months ended October 31, 2013, 18.9% of leasable units in core markets and 3.5% of leasable units in non-core markets were affordable housing units. Excludes all military and limited-distribution subsidized senior housing units.

(2)	Represents GPR less concessions.

(3)	Leasable units at pro-rata represent our share of comparable leasable units at the apartment community.

Arena
Revenues from Real Estate Operations – Revenues from real estate operations for the Arena increased by $11,363,000 for the three months ended October 31, 2013 and by $61,321,000 for the nine months ended October 31, 2013 compared with the same periods in the prior year. These increases are attributable to the grand opening of the Arena, which occurred on September 28, 2012.
Operating and Interest Expenses – Operating expenses for the Arena increased by $2,126,000 for the three months ended October 31, 2013 and by $30,853,000 for the nine months ended October 31, 2013 compared with the same periods in the prior year. These increases are attributable to the grand opening of the Arena.
Interest expense for the Arena increased by $10,272,000 for the three months ended October 31, 2013 and by $37,368,000 for the nine months ended October 31, 2013 compared with the same periods in the prior year. These increases are due to the cessation of capitalized interest upon the completion of construction and the grand opening of the Arena.
Land Development Group
Activity reported in the Land Development Group in 2013 primarily relates to our Stapleton project in Denver, Colorado. The Stapleton project is one of the nation's largest urban redevelopments with substantial future entitlements, including apartments, retail and office space as well as single family neighborhoods, where we sell residential lots to builders. We control the future development opportunity at Stapleton through an option agreement that requires us to maintain an ownership position. The continued strong performance at Stapleton is a great example of a sustainable urban redevelopment with walkable neighborhoods, amenities and open space. Land development, infrastructure, financing and residential and commercial land sales at Stapleton are reported in the Land Development Group segment. Apartments, office and retail we develop at Stapleton are included in the Residential Group or Commercial Group depending on product type.
Revenues from Real Estate Operations—Revenues from real estate operations for the Land Development Group decreased by $402,000 for the three months ended October 31, 2013 and increased by $3,287,000 for the nine months ended October 31, 2013 compared with the same periods in the prior year. These variances are primarily attributable to land sales at Stapleton.

Operating and Interest Expenses—Operating expenses for the Land Development Group decreased by $5,386,000 and $6,949,000 for the three and nine months ended October 31, 2013 compared with the same periods in the prior year. These variances are primarily attributable to lower general and administrative expenses substantially as a result of the land divestiture efforts in 2012 partially offset by higher land sales at Stapleton during the nine months ended October 31, 2012.
Interest expense for the Land Development Group increased by $230,000 for the three months ended October 31, 2013 and decreased by $4,276,000 during the nine months ended October 31, 2013 compared with the same periods in the prior year. The decrease from the prior year to date period was primarily due to reduced interest allocations from the Corporate Activities segment.
Net Gain (Loss) on Land Held for Divestiture Activity and Net Gain (Loss) on Land Held for Divestiture Activity of Unconsolidated Entities
See Note I – Land Held for Divestiture in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.
The Nets
Our ownership of The Nets is through Nets Sports and Entertainment LLC (“NS&E”). NS&E also owns Brooklyn Arena, LLC (“Arena LLC”), an entity that through its subsidiaries has a long-term lease in the Barclays Center, the home of The Nets. NS&E consolidates Arena LLC and accounts for its investment in The Nets on the equity method of accounting. As a result of consolidating NS&E, we record the entire net loss of The Nets allocated to NS&E in equity in loss of unconsolidated entities and allocate, based on an analysis of each respective members’ claims on the net book equity assuming a liquidation at book value, NS&E’s noncontrolling partners’ share of its losses, if any, through noncontrolling interests in our Statement of Operations.
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
We did not fund the July 2013 capital call related to the 2013-2014 NBA basketball season. This did not constitute a default of any agreements related to our Nets investment. However, under the terms of the Operating Agreement, the MP Entities had the right to dilute NS&E's ownership interests upon NS&E not funding capital calls. During the three months ended July 31, 2013, we entered into an agreement with the MP Entities, in which they agreed to fund NS&E's portion of the July 2013 capital call and not exercise the right to dilute NS&E's ownership interests for a period of two years in exchange for a fee. As the Nets are not a core investment for us, beginning in the first quarter of 2014, The Nets will no longer be presented as a separate reportable segment and the results will be aggregated within the Corporate Activities segment.
The amount of equity in earnings (loss), net of noncontrolling interests, was $(50,000) for the three months ended October 31, 2013, representing a decrease in our allocated losses of $7,427,000 compared with the same period in the prior year. The amount of equity in earnings (loss), net of noncontrolling interest, was $(2,763,000) for the nine months ended October 31, 2013, representing a decrease in our allocated losses of $19,944,000 compared with the same period in the prior year. These decreases are due to impacts of our prior funding commitments as discussed above.
Corporate Activities
Operating and Interest Expenses—Operating expenses decreased by $1,518,000 and $1,766,000, respectively for the three and nine months ended October 31, 2013 compared with the same periods in the prior year. The decreases were attributable to decreases in payroll and related benefits including stock-based compensation.
Interest expense decreased by $3,230,000 and $589,000, respectively, for the three and nine months ended October 31, 2013 compared with same periods in the prior year. The decrease for the three months ended October 31, 2013 was primarily due to decreased interest on our 2017 Senior Notes redeemed in August 2013, decreased interest on our 2014 Senior Notes converted in April and June 2013, decreased interest on our 2015 Senior Notes redeemed in August 2012 and March 2013 offset by increased interest on our 2020 Senior Notes issued in July 2013. The decrease for the nine months ended October 31, 2013 was primarily due to the transactions mentioned above partially offset by increased interest on our 2034 Senior Notes issued in July 2012 and reduced interest allocations to the Land Development Group.

Other Activity
The following items are discussed on a consolidated basis.
Depreciation and Amortization
We recorded depreciation and amortization expense of $85,100,000 and $245,305,000 for the three and nine months ended October 31, 2013, respectively, and $55,479,000 and $155,714,000 for the three and nine months ended October 31, 2012, respectively, which are increases of $29,621,000, or 53.4%, and $89,591,000, or 57.5%, compared with the same periods in the prior year. The increases are primarily attributable to accelerated depreciation expense of $18,217,000 and $45,500,000 related to Ten MetroTech Center during the three and nine months ended October 31, 2013, respectively. In addition, the increase for the three months ended October 31, 2013 compared with the same period in the prior year is attributable to new property openings, primarily Barclays Center arena of $9,903,000 and Westchester's Ridge Hill, a mixed-use retail project in Yonkers, New York, of $2,162,000. The increase for the nine months ended October 31, 2013 compared with the same period in the prior year is also attributable to new property openings, primarily Barclays Center arena of $27,179,000 and Westchester's Ridge Hill of $9,196,000.
Amortization of Mortgage Procurement Costs
For the three and nine months ended October 31, 2013, we recorded amortization of mortgage procurement costs of $2,246,000 and $7,572,000, respectively. Amortization of mortgage procurement costs decreased $365,000 and $1,102,000 for the three and nine months ended October 31, 2013 compared with the same periods in the prior year.
Gain (Loss) on Extinguishment of Debt
See Note M – Gain (Loss) on Extinguishment of Debt in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Interest and Other Income
Interest and other income was $13,881,000 and $37,063,000 for the three and nine months ended October 31, 2013, respectively, compared with $10,426,000 and $34,504,000 for the three and nine months ended October 31, 2012, respectively. The increase of $3,455,000 for the three months ended October 31, 2013 and $2,559,000 for the nine months ended October 31, 2013 compared with the same periods in the prior year is primarily related to an increase in the income recognition on the sale of state and federal historic preservation, Brownfield tax credits and new market tax credits.
Net Gain on Change in Control of Interests
Net gain on change in control of interests was $2,762,000 for the nine months ended October 31, 2013 compared with $6,766,000 for the nine months ended October 31, 2012. The amount for 2013 relates to the acquisition of our partner's ownership interest in Uptown Apartments. The amount for 2012 relates to the acquisition of our partner's ownership interest in three office buildings in Albuquerque, New Mexico.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated entities was $46,474,000 for the three months ended October 31, 2013 compared with $4,189,000 for the three months ended October 31, 2012, representing an increase of $42,285,000. This variance is primarily attributable to the following increases:

-	Commercial Group

•
$34,281,000 related to the 2013 gain on disposition of our unconsolidated investment in Liberty Center, an office building in Pittsburgh, Pennsylvania, and Westin Convention Center, a hotel in Pittsburgh, Pennsylvania; and

•	$1,739,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture with an outside partner in seven regional retail malls.

-	The Nets

•	$7,427,000 related to a 2013 decrease in allocated losses from our equity investment in The Nets.
Equity in earnings of unconsolidated entities was $59,815,000 for the nine months ended October 31, 2013 compared with $24,627,000 for the nine months ended October 31, 2012, representing an increase of $35,188,000. This variance is primarily attributable to the following increases:

-	Commercial Group

•	$34,281,000 related to the 2013 gain on disposition of our unconsolidated investment in Liberty Center and Westin Convention Center; and

•	$1,739,000 related to the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner in seven regional retail malls.

-	The Nets

•	$19,944,000 related to a 2013 decrease in allocated losses from our equity investment in The Nets.
These increases were partially offset by the following decreases:

-	Commercial Group

•	$14,479,000 related to the 2012 gain on disposition of our unconsolidated investment in Village at Gulfstream Park;

•	$1,628,000 related to the 2012 gain on disposition of our unconsolidated investment in Chagrin Plaza I & II; and

•	$1,510,000 related to the 2013 loss on disposition of our unconsolidated investment in Plaza at Robinson Town Center, a specialty retail center in Pittsburgh, Pennsylvania.

-	Land Development Group

•	$2,970,000 related to deferred revenue recognition in 2012 at Central Station.
Discontinued Operations
See Note N – Discontinued Operations and Gain on Disposition of Rental Properties in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

FINANCIAL CONDITION AND LIQUIDITY
Multi-family rental properties continue to perform well throughout the majority of the United States. Other types of commercial real estate are improving but to varying degrees depending on the product type and the geographic market. Access to bank credit and capital have continued to improve with banks and permanent lenders originating new loans for real estate projects, particularly as their existing portfolio loans get paid off. Originations of new loans for commercial mortgage backed securities have continued to improve as well. Although underwriting standards have begun to loosen, lenders continue favoring high quality operating assets in strong markets. While banks continue to originate construction loans for multifamily projects, construction loans for office or retail projects remain difficult to obtain, unless the project has substantial pre-leasing in place or higher than historical equity commitments from the company.
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

Substantial additional costs for railyard and infrastructure improvements will be required to proceed with Phase II. During October 2013, the December 31, 2013 deadline to commence construction on the Permanent Railyard and to post the completion guaranty for such work was extended to June 30, 2014. If we choose to commence construction on the Permanent Railyard by June 30, 2014, it must be substantially complete by September 1, 2016. We have previously provided an $86,000,000 letter of credit to the Metropolitan Transit Authority (“MTA”) as collateral for such future work related to the construction of the Permanent Railyard. In order to construct the aforementioned seven buildings in Phase II, we will be required to construct a platform over the new Permanent Railyard. Alternatively, if we choose not to commence construction on the Permanent Railyard by June 30, 2014, the MTA may assert that we are in default of various MTA project agreements and pursue a draw down of our $86,000,000 letter of credit. A default under the MTA agreements would also result in our loss of approximately 3.3 million square feet of development rights for Phase II resulting in a significant charge related to abandonment of this development opportunity.
On October 11, 2013 we announced the signing of a non-binding memorandum of understanding with an exclusivity period expiring December 15, 2013 (the “MOU”) with an affiliate of Greenland Group Co., an unrelated third party, for a proposed joint venture (the “JV”) to develop the Brooklyn Atlantic Yards project (the “AY project”). The JV would cover both Phase I and II of the project, excluding Barclays Center and B2 BKLYN, including infrastructure, a platform and residential units. Under the proposed joint venture, the Greenland Group affiliate would acquire 70% of the project, co-develop the project with us and share in 70% of all future project costs. The JV would develop the project consistent with the approved master plan. The JV remains subject to negotiation and necessary United States and China regulatory approvals. If the MOU does not result in a final executed joint venture, we will consider marketing the opportunity to other third parties. If we enter into a joint venture with the Greenland Group affiliate or another third party and the terms result in us granting joint control or losing control of the AY project, we may be required to deconsolidate the AY project. Upon deconsolidation, the investment balance would be compared to the estimated fair value and recorded at the lesser of fair value or book value. If this outcome were to occur, we would record an estimated impairment charge ranging from $250,000,000 to $350,000,000. Additionally, evaluation on a quarterly basis for other than temporary impairment of the investment would be required. This could result in future impairment charges.
Our principal uses of funds are the financing of our real estate operating and development projects, capital expenditures for our existing operating portfolio, and principal and interest payments on our nonrecourse mortgage debt and notes payable, bank revolving credit facility and senior notes.
Our primary capital strategy seeks to isolate the operating and financial risk at the property level to maximize returns and reduce risk on and of our equity capital. As such, substantially all of our operating and development properties are separately encumbered with nonrecourse mortgage debt or notes payable. Nonrecourse mortgage debt or notes payable provides protection by allowing the lender to commence foreclosure proceedings on the single collateralized asset in the event of a default. We do not cross-collateralize our mortgage debt and notes payable outside of a single identifiable project. We operate as a C-corporation and retain substantially all of our internally generated cash flows. This cash flow, together with refinancing and property sale proceeds, has historically provided us with the necessary liquidity to take advantage of investment opportunities. The economic downturn and its impact on the lending and capital markets reduced our ability to finance development and acquisition opportunities and also modified the required rates of return to make new investment opportunities appealing. As a result of these market changes, we have established limitations on entering into new development activities.
We continue to make progress on certain other pre-development projects, primarily multifamily projects located in core markets. The cash that we believe is required to fund our equity in projects under construction and development plus any cash necessary to extend or pay down the remaining 2013 debt maturities is anticipated to exceed our cash flow from operations. As a result, we intend to extend maturing debt or repay it with net proceeds from property sales, equity joint ventures, borrowings on our bank revolving credit facility or future debt or equity financing.
During the nine months ended October 31, 2013, we closed several transactions which strengthened our balance sheet by increasing liquidity, converting preferred equity to common equity, reducing certain future fixed charges for interest and preferred dividends and addressing certain near term debt maturities:

•
In October 2013, we redeemed the entire $225,000,000 aggregate principal amount outstanding of our 7.375% Senior Notes due 2034 at par value using the proceeds from the formation of joint ventures with a subsidiary of QIC, one of the largest institutional investment managers in Australia, as discussed below.

•
In September 2013, we closed an agreement with an affiliated entity of QIC to create joint ventures at seven regional retail malls, six of which were formerly wholly-owned and one 66.67% owned by us. We contributed our ownership interests in each of the seven properties into the joint ventures for a 51% ownership interest and QIC contributed cash and assumed $448,900,000 of nonrecourse mortgage debt for its 49% ownership interest. Prior to admitting the outside party, we acquired the noncontrolling interest in two of the regional malls utilizing proceeds from an earlier refinancing of one of the properties to partially fund the acquisitions. The combination of the earlier refinancing, acquisition of noncontrolling interests and the joint venture agreements resulted in cash liquidity of approximately $340,000,000, net of transaction costs.

•
In August 2013, we redeemed all of the remaining $132,144,000 outstanding principal amount of our 6.500% Senior Notes due 2017 at par value using the proceeds from the issuance of our 3.625% Convertible Senior Notes due 2020 (“2020 Senior Notes”).

•	In July 2013, we issued, at par, $300,000,000 aggregate principal amount of 2020 Senior Notes in a private placement.

•
On May 31, 2013, pursuant to the terms of the Indenture governing the 3.625% Puttable Equity-Linked Senior Notes due 2014 (“2014 Senior Notes”), we issued a put termination notice to the noteholders. Pursuant to the Indenture, following the put termination notice, noteholders were permitted to put their 2014 Senior Notes to us through June 20, 2013. As of July 12, 2013, the last settlement date for noteholders to put the 2014 Senior Notes to us, $60,033,000 aggregate principal amount of the 2014 Senior Notes were put, for which noteholders received 4,128,806 shares of our Class A common stock and cash payments totaling $1,088,000 for interest payable to October 15, 2013 and in lieu of fractional shares. On November 21, 2013, we redeemed all of the remaining $1,114,000 aggregate principal amount of our 2014 Senior Notes at par.

•
In April 2013, we entered into separate, privately negotiated exchange agreements whereby we exchanged $138,853,000 in aggregate principal of our 2014 Senior Notes for 9,549,721 shares of Class A common stock and a cash payment of $4,860,000 for additional exchange consideration, accrued interest and in lieu of fractional shares.

•	In March 2013, we redeemed all of the outstanding $53,253,000 principal amount of our outstanding 7.625% Senior Notes due 2015 at par value.

•
In February 2013, we entered into a Fourth Amended and Restated Credit Agreement and a Fourth Amended and Restated Guaranty of Payment of Debt (collectively, the “Credit Facility”). The amendment extended the maturity date to February 2016, subject to a one year extension upon the satisfaction of certain conditions, reduced the interest rate spread on the London Interbank Offered Rate (“LIBOR”) option by 25 basis points to 3.50% and removed the prior LIBOR floor of 100 basis points. The amendment also increased available borrowings to $465,000,000, subject to certain reserve commitments to be established, as applicable, on certain dates to be used to retire certain of our senior notes that come due during the term of the amendment and provided an accordion provision allowing us to increase our total available borrowings to $500,000,000 upon satisfaction of certain conditions set forth in the Credit Facility. In July 2013, we met the conditions to exercise the accordion provision increasing our total available borrowings from $465,000,000 to $500,000,000.

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

•
We generated net cash proceeds through the sale of non-core operating assets of $114,116,000, net of distributions to noncontrolling interests, primarily related to the sale of Millender Center, a 339 unit apartment community in Detroit, Michigan, Sheraton Station Square hotel located in Pittsburgh, Pennsylvania, Higbee Building, an office building in Cleveland, Ohio, Liberty Center, an unconsolidated office building, and Westin Convention Center, an unconsolidated hotel, both located in Pittsburgh, Pennsylvania.

We continue to explore various options to strengthen our balance sheet and enhance our liquidity, but can give no assurance that we can accomplish any of these other options on terms favorable to us or at all. If we cannot enhance our liquidity, it could adversely impact our growth and result in further curtailment of development activities.
We have no nonrecourse mortgages that were in default as of October 31, 2013.
As of October 31, 2013, we had $40,912,000 of nonrecourse mortgage financings with scheduled maturities during the fiscal year ending January 31, 2014, of which $8,829,000 represents regularly scheduled amortization payments. Subsequent to October 31, 2013, we have addressed $29,022,000 of these maturities through commitments and/or automatic extensions. We are currently in negotiations to refinance and/or extend the remaining $3,061,000 of nonrecourse debt scheduled to mature during the year ending January 31, 2014. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings on the single collateralized asset.
As of October 31, 2013, we had three nonrecourse mortgages greater than five percent of our total nonrecourse mortgage debt and notes payable. The mortgages, encumbering New York Times, an office building in Manhattan, New York, Westchester’s Ridge Hill, a mixed-use retail project in Yonkers, New York, and Barclays Center, a sports and entertainment arena in Brooklyn, New York, have outstanding balances of $640,000,000, $465,000,000 and $390,824,000, respectively, at October 31, 2013.
As of October 31, 2013, our share of nonrecourse mortgage debt and notes payable recorded on our unconsolidated subsidiaries amounted to $2,442,903,000 of which $12,582,000 ($7,570,000 represents scheduled principal payments) was scheduled to mature during the year ending January 31, 2014. Subsequent to October 31, 2013, we have addressed the remaining $5,012,000 of these maturities through commitments and/or automatic extensions.

Financial Covenants
Our Credit Facility contains certain restrictive financial covenants. A summary of the key financial covenants as defined in the agreement, all of which we are compliant with at October 31, 2013, follows:

	Requirement	As of
	Per Agreement	October 31, 2013
	(dollars in thousands)
Credit Facility Financial Covenants
Debt Service Coverage Ratio	1.40x	1.61x
Debt Yield Ratio	>9%	11.82%
Cash Flow Coverage Ratio	2.75x	3.37x
Total Development Ratio	<17%	8.90%
Minimum Consolidated Shareholders’ Equity, as defined	$2,320,175	$3,845,750
Upon the redemption of the Senior Notes due 2034 on October 15, 2013, the Indenture dated May 19, 2003, which also contained certain restrictive financial covenants, was discharged by the Trustee. As a result, we no longer are required to comply with those financial covenants and therefore have excluded the applicable covenant results.
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
We are actively working to refinance and/or extend the maturities of the nonrecourse debt that is coming due in the next 24 months. During the nine months ended October 31, 2013, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancings	$258,030
Construction and development projects (1)	233,900
Loan extensions/acquisitions	106,151
$598,081

(1)	Represents the full amount available to be drawn on the loans.

Cash Flows
Operating Activities
Net cash provided by operating activities was $69,969,000 and $334,776,000 for the nine months ended October 31, 2013 and 2012, respectively. The net decrease in cash provided by operating activities of $264,807,000 is primarily the result of increased interest payments due to the cessation of capitalizing interest on several large development properties that were recently opened, an increase in development costs being expensed due to the reduced amount of our projects under active development, changes in notes and accounts receivable and payments of accounts payable, accrued expenses and other liabilities.

Investing Activities
Net cash provided by (used in) investing activities was $166,252,000 and $(596,325,000) for the nine months ended October 31, 2013 and 2012, respectively, and consisted of the following:

	Nine Months Ended October 31,
	2013	2012
	(in thousands)
Capital expenditures:
Construction and development costs:
Barclays Center, a sports and entertainment arena in Brooklyn, New York	$(41,035)	$(295,185)
Atlantic Yards - B2, a modular apartment community in Brooklyn, New York	(38,076)	—
Atlantic Yards, a mixed-use development project in Brooklyn, New York	(33,971)	(78,810)
The Yards - Twelve12, an apartment community in Washington, D.C.	(30,729)	(2,556)
Aster Conservatory Green, an apartment community in Denver, Colorado	(21,911)	—
Westchester’s Ridge Hill, a mixed-use retail project in Yonkers, New York	(19,628)	(88,704)
Other	(103,711)	(145,807)
Total construction and development costs (1)	(289,061)	(611,062)
Acquisition of a building at Antelope Valley Mall in Palmdale, California	(8,514)	—
Operating properties:
Commercial Segment	(12,068)	(13,382)
Residential Segment	(11,209)	(12,457)
Other	(1,048)	(861)
Total operating properties	(24,325)	(26,700)
Tenant improvements:
Commercial Segment	(32,558)	(48,389)
Total capital expenditures	$(354,458)	$(686,151)
Payment of lease procurement costs (2)	(6,006)	(9,986)
Increase in notes receivable	(26,922)	(26,053)
(Increase) decrease in restricted cash and escrowed funds used for investing purposes:
The Yards - Twelve12	$26,943	$(91,164)
Avenue at Tower City Center, a specialty retail center in Cleveland, Ohio	6,005	(330)
Westchester's Ridge Hill	2,079	10,605
Atlantic Yards	1,423	185,560
Uptown Apartments, an apartment community in Oakland, California	(25,200)	—
Johns Hopkins Parking Garage in East Baltimore, Maryland	—	18,241
Other	2,707	(4,465)
Total decrease in restricted cash and escrowed funds used for investing purposes	$13,957	$118,447
Proceeds from disposition of full or partial interests in rental properties:
Disposition of partial interests in seven regional retail malls	$412,275	$—
Higbee Building, an office building in Cleveland, Ohio	37,285	—
Millender Center, an apartment community in Detroit, Michigan	21,388	—
Sheraton Station Square, a hotel in Pittsburgh, Pennsylvania	16,318	—
Colorado Studios, an office building in Denver, Colorado	2,681	—
Southfield, an apartment community in Whitemarsh, Maryland	—	16,891
White Oak Village, a specialty retail center in Richmond, Virginia	—	13,261
Quebec Square, a specialty retail center in Denver, Colorado	—	8,642
Other	7,028	405
Total proceeds from disposition of full or partial interests in rental properties	$496,975	$39,199

Investing Activities (continued)

	Nine Months Ended October 31,
	2013	2012
	(in thousands)
Change in investments in and advances to unconsolidated entities—(investment in) or return of investment:
Acquisition of Macy's building at Ballston Common Mall, a regional mall in Arlington, Virginia	$(8,074)	$—
Dispositions:
Liberty Center and Westin Convention Center, an office building and hotel in Pittsburgh, Pennsylvania	26,677	—
Plaza at Robinson Town Center, a specialty retail center in Pittsburgh, Pennsylvania	8,500	—
Village at Gulfstream Park, a specialty retail center in Hallandale Beach, Florida	—	15,000
Commercial Projects:
Harlem Center, Atlantic Center, Court Street, Gun Hill Road and Bruckner Boulevard, primarily refinancing proceeds at five specialty retail centers in the New York City metropolitan area	31,482	—
Jackson Building, primarily refinancing proceeds at an office building in Cambridge, Massachusetts	4,898	—
300 Massachusetts Ave, an office building under construction in Cambridge, Massachusetts	(9,514)	—
Bulletin Building, contribution for the repayment of debt at an office building in San Francisco, California	—	(8,775)
Residential Projects:
120 Kingston, an apartment community under construction in Boston, Massachusetts	(1,614)	(9,209)
8 Spruce Street, a mixed-use residential project in Manhattan, New York	—	(10,447)
The Grand, primarily refinancing proceeds from an apartment community in North Bethesda, Maryland	—	6,485
The Nets, a National Basketball Association member	—	(28,625)
Other	(9,649)	3,760
Total change in investments in and advances to unconsolidated entities	42,706	(31,811)
Net cash used in investing activities	$166,252	$(596,355)

(1)
We capitalized internal costs related to projects under construction and development of $33,243 and $38,928, including compensation related costs of $27,993 and $31,269, for the nine months ended October 31, 2013 and 2012, respectively. Total capitalized internal costs represent approximately 9.38% and 5.67% of total capital expenditures for the nine months ended October 31, 2013 and 2012, respectively.

(2)
We capitalized internal costs related to leasing activities of $3,039 and $4,142, including compensation related costs of $2,467 and $2,924, for the nine months ended October 31, 2013 and 2012, respectively.

Financing Activities
Net cash (used in) provided by financing activities was $(352,260,000) and $282,644,000 for the nine months ended October 31, 2013 and 2012. The net decrease in cash provided by financing activities of $634,904,000 relates to increased paydowns of nonrecourse mortgage debt and notes payable, the redemption of the 2015 Senior Notes, 2017 Senior Notes and 2034 Senior Notes, decreased outstanding borrowings on the bank revolving credit facility and increased acquisitions of noncontrolling interests, offset by proceeds from the issuance of 2020 Senior Notes and increased contributions from noncontrolling interests. The significant use of cash during the nine months ended October 31, 2013 to pay down debt is consistent with our ongoing goal of deleveraging the balance sheet.

LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.
NEW ACCOUNTING GUIDANCE
The following accounting pronouncements were adopted during the nine months ended October 31, 2013:
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance on the use of benchmark interest rates for hedge accounting. This guidance provides an entity the option to use the Fed Funds Effective Swap Rate, in addition to the rate on United States Treasuries and LIBOR, for hedge accounting purposes. The guidance also removes restrictions on using different benchmark rates for similar hedges. This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance on July 17, 2013 did not have a material impact on our consolidated financial statements.
In February 2013, the FASB issued an amendment to the accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income (“accumulated OCI”). This guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated OCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. The required disclosures upon adoption of this guidance on February 1, 2013 are included in our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes the inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At October 31, 2013, our outstanding variable-rate debt, including borrowings under our bank revolving credit facility, consisted of $1,499,658,000 of taxable debt and $484,440,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. We may not be able to procure long-term fixed rate financing and accordingly pursue extending maturities with existing lenders. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.
Interest Rate Exposure
At October 31, 2013, the composition of nonrecourse debt was as follows:

	Operating Properties	Development Projects	Land Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed Rate	$2,451,178	$278,887	$—	$2,730,065	5.35%
Variable Rate
Taxable	1,371,258	53,500	—	1,424,758	4.85%
Tax-Exempt	401,863	53,555	29,022	484,440	1.62%
	$4,224,299	$385,942	$29,022	$4,639,263	4.81%
Total gross commitment from lenders		$678,615	$29,022
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)
11/01/13 - 02/01/14	$264,278	3.17%	$961,438	3.83%
02/01/14 - 02/01/15	63,914	3.69%	861,320	4.20%
02/01/15 - 09/01/17	—	—%	640,000	5.50%
Tax-Exempt (Priced off of Securities Industry and Financial Markets Association (“SIFMA”) Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
11/01/13 - 02/01/14	$169,160	5.67%
02/01/14 - 02/01/15	169,160	5.67%
02/01/15 - 03/24/16	9,695	6.96%
The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 2.55% and has never exceeded 8.00%.

Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of October 31, 2013, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $6,921,000 at October 31, 2013. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $6,652,000 at October 31, 2013. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
From time to time, we and/or certain of our joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings. The TRS convert these borrowings from a fixed rate to a variable rate. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures to pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At October 31, 2013, the SIFMA rate was 0.08%. Additionally, we and/or the Joint Ventures have guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TRS is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At October 31, 2013, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $275,685,000. The underlying TRS borrowings are subject to a fair value adjustment. In addition, we have TRS with a notional amount of $179,866,000 that is not designated as fair value hedging instruments, but is subject to interest rate risk.
We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At October 31 and January 31, 2013, we recorded interest rate caps at fair value of $12,000 and $7,000, respectively, in other assets. We also recorded interest rate swap agreements and TRS with positive fair values of approximately $20,194,000 and $21,307,000 at October 31 and January 31, 2013, respectively, in other assets. At October 31 and January 31, 2013, we recorded interest rate swap agreements and TRS that had a negative fair value of approximately $131,626,000 and $155,724,000, respectively, in accounts payable, accrued expenses and other liabilities.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. Based on these parameters, the table below contains the estimated fair value of our long-term debt at October 31, 2013.

	Carrying Value	Fair Value	Fair Value with 100 bp Decrease in Market Rates
	(in thousands)
Fixed	$3,431,177	$3,602,691	$3,826,000
Variable
Taxable	1,499,658	1,462,586	1,465,046
Tax-Exempt	484,440	475,661	472,923
Total Variable	$1,984,098	$1,938,247	$1,937,969
Total Long-Term Debt	$5,415,275	$5,540,938	$5,763,969
The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
October 31, 2013

	Expected Maturity Date
	Year Ending January 31,
Long-Term Debt	2014	2015	2016	2017	2018	Period Thereafter	Total Outstanding		Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$8,417	$151,734	$340,138	$68,511	$391,949	$1,769,316	$2,730,065		$2,916,858
Weighted average interest rate	5.73%	7.01%	5.56%	5.60%	3.91%	5.48%	5.35%
Senior and subordinated debt (1)	—	1,112	—	50,000	—	650,000	701,112	685,833	685,833
Weighted average interest rate	—%	3.63%	—%	5.00%	—%	3.96%	4.04%
Total Fixed-Rate Debt	8,417	152,846	340,138	118,511	391,949	2,419,316	3,431,177		3,602,691
Variable:
Variable-rate debt	3,473	604,548	105,728	687	645,212	65,110	1,424,758		1,387,664
Weighted average interest rate (2)	4.59%	3.75%	3.19%	4.71%	6.38%	2.71%	4.85%
Tax-exempt	29,022	90,810	45,010	10	10	319,578	484,440		475,661
Weighted average interest rate (2)	1.58%	2.71%	2.07%	3.04%	3.04%	1.26%	1.62%
Bank revolving credit facility (1)	—	—	—	74,900	—	—	74,900		74,922
Weighted average interest rate	—%	—%	—%	3.68%	—%	—%	3.68%
Total Variable-Rate Debt	32,495	695,358	150,738	75,597	645,222	384,688	1,984,098		1,938,247
Total Long-Term Debt	$40,912	$848,204	$490,876	$194,108	$1,037,171	$2,804,004	$5,415,275		$5,540,938
Weighted average interest rate	2.69%	4.22%	4.73%	4.70%	5.44%	4.58%	4.69%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of October 31, 2013.

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

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2013.
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
(c) – Repurchase of equity securities during the quarter.
For the three months ended October 31, 2013, there were no repurchases of stock.

Item 6. Exhibits

Exhibit Number		Description of Document

4.1	-
First Supplemental Indenture, dated as of November 21, 2013, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the issuer’s 5.00% Convertible Senior Notes due 2016, incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on November 21, 2013 (File No. 1-4372).

4.2	-
First Supplemental Indenture, dated as of November 21, 2013, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the issuer’s 4.25% Convertible Senior Notes due 2018, incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on November 21, 2013 (File No. 1-4372).

10.1	-
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

+ 10.2	-
First Amendment to Employment Agreement, dated as of September 30, 2013, by and among David J. LaRue and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 1, 2013 (File No. 1-4372).

+ 10.3	-
First Amendment to Employment Agreement, dated as of September 30, 2013, by and among Robert G. O’Brien and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 1, 2013 (File No. 1-4372).

*+ 10.4	-	Forest City Enterprises, Inc. Amended and Restated Board of Directors Compensation Policy, effective September 26, 2013.

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	-
The following financial information from Forest City Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

+	Management contract or compensatory arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)

Date:	December 9, 2013	/s/ ROBERT G. O’BRIEN
Name: Robert G. O’Brien
Title: Executive Vice President and Chief Financial Officer

Date:	December 9, 2013	/s/ CHARLES D. OBERT
Name: Charles D. Obert
Title: Senior Vice President, Corporate Controller and Chief Accounting Officer