Form 10-KT
period 2013-12-31
FOREST CITY ENTERPRISES INC
filed 2014-02-27
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KT
(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended _________

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from February 1, 2013 to December 31, 2013
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
YES  ☐    NO  ☒
The aggregate market value of the outstanding common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,966,936,699.
The number of shares of registrant’s common stock outstanding on February 24, 2014 was 179,720,489 and 20,163,961 for Class A and Class B common stock, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 2014 are incorporated by reference into Part III to the extent described herein.

Forest City Enterprises, Inc. and Subsidiaries
Annual Report on Form 10-KT
For The 11 Months Ended December 31, 2013

PART I

Item 1. Business
Founded in 1920 and publicly traded since 1960, Forest City Enterprises, Inc. (with its subsidiaries, the “Company” or “Forest City”) principally engages in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. At December 31, 2013, the Company had approximately $9.0 billion in consolidated assets in 26 states and the District of Columbia. The Company’s core markets include Boston, Chicago, Dallas, Denver, Los Angeles, the Greater New York City metropolitan area, Philadelphia, the Greater San Francisco metropolitan area, and the Greater Washington D.C. metropolitan area. The Company has offices in Albuquerque, Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C. and the Company’s corporate headquarters in Cleveland, Ohio.
On March 29, 2012, the Board of Directors of the Company approved a change to the Company's fiscal year-end to December 31 from January 31, effective December 31, 2013 (the “Year-end change”). As a result, the Company is presenting an 11 month period ended December 31, 2013 as its transition period (the “2013 Transition period”) in this Form 10-KT. Due to the Year-end change, many of the differences in comparisons of the Company's results are impacted by the one-month difference between the 2013 Transition period and the full years. The Company believes the Year-end change is important and useful to its financial statement users to allow for increased comparability of its performance to its peers.
The Company operates through three strategic business units, which represent four of the six reportable operating segments (collectively, the "Real Estate Groups"):

•
Commercial Group, the Company’s largest strategic business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings and mixed-use projects. Additionally, it operates Barclays Center, a sports and entertainment arena located in Brooklyn, New York, which is reported as a separate operating segment ("Arena").

•
Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, it owns interests in entities that develop and manage military family housing.

•
Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers at its Stapleton project in Denver, Colorado. The Stapleton project is one of the nation's largest urban redevelopments with substantial future entitlements, including apartments, retail and office space as well as single family neighborhoods, where the Company sells residential lots to builders. Land development, infrastructure, financing and residential and commercial land sales at Stapleton are reported in the Land Development Group. Apartments, office and retail that the Company develops at Stapleton are reported in the Residential Group or Commercial Group depending on product type.

Corporate Activities and The Nets, a member of the National Basketball Association ("NBA") in which the Company accounts for its investment on the equity method of accounting, are the other reportable operating segments.
Financial information about reportable operating segments required by this item is included in Item 8 - Financial Statements and Supplementary Data and Note O - Segment Information.
Commercial Group
The Company has developed and/or acquired retail projects for more than 60 years and office and mixed-use projects for more than 40 years. The Commercial Group’s portfolio is in both urban and suburban locations in 15 states and the District of Columbia. The Commercial Group targets markets where it uses its expertise to develop complex projects, often employing public and/or private partnerships.
As of December 31, 2013, the Commercial Group owned interests in 83 completed rental properties, including:

•	16 regional malls (gross leasable area (“GLA”) of 8.8 million square feet);

•	25 specialty retail centers (GLA of 5.0 million square feet); and

•	42 office properties (11.1 million gross leasable square feet).
In addition, the Commercial Group has two projects under construction:

•	The Yards - Twelve12, the 88,000 square feet of street level retail below the 218 unit apartment community in Washington, D.C. reported in the Residential Group; and

•	300 Massachusetts Ave, a 246,000 square foot life science building in Cambridge, Massachusetts.
In its office development activities, the Company is primarily a build-to-suit developer that works with tenants to meet their requirements. The Company’s office development has focused primarily on mixed-use projects in urban developments, often built in conjunction with hotels and/or retail centers or as part of a major office or life science campus. As a result of this focus on urban developments, the Company continues to concentrate future office and mixed-use developments largely in its core markets.

The Company opened its first community retail center in 1948 and its first enclosed regional mall in 1962. Since then, it has developed regional malls and specialty retail centers. The specialty retail centers include urban retail centers, entertainment-based centers, neighborhood centers and power centers (collectively, “specialty retail centers”).
Regional malls are developed in collaboration with anchor stores that typically own their facilities as an integral part of the mall structure but do not typically generate significant rental revenue to the Company. In contrast, anchor stores at specialty retail centers generally are tenants under long-term leases that typically provide significant rental revenue to the Company.
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
The following tables provide lease expiration and significant tenant information relating to the Commercial Group’s retail properties.
Schedule of Retail Lease Expirations as of December 31, 2013

Expiration Year	Number of Expiring Leases	Square Feet of Expiring Leases (1)	Percentage of Total Leased GLA	Contractual Rent Expiring (2)	Percentage of Total Contractual Rent	Average Contractual Rent per Square Foot Expiring (1)
2014	344	1,120,539	10.09%	$24,438,111	9.26%	$39.12
2015	300	1,062,258	9.56	24,858,872	9.41	41.09
2016	239	1,048,938	9.45	25,611,071	9.70	46.28
2017	237	1,037,681	9.34	32,069,138	12.15	53.36
2018	182	951,164	8.57	22,123,103	8.38	37.96
2019	137	974,223	8.77	21,107,595	7.99	36.18
2020	93	738,959	6.65	16,832,571	6.37	40.89
2021	97	676,605	6.09	17,615,416	6.67	44.97
2022	116	1,118,516	10.07	28,981,791	10.98	39.93
2023	85	687,088	6.19	17,671,200	6.69	40.24
Thereafter	76	1,689,827	15.22	32,747,096	12.40	31.23
Total	1,906	11,105,798	100.00%	$264,055,964	100.00%	$40.38

(1)
Square feet of expiring leases and average contractual rent per square foot are operating statistics that represent 100% of the square footage and contractual rental income per square foot from expiring leases.

(2)
Contractual rent expiring is an operating statistic and is not comparable to rental revenue, a GAAP financial measure. The primary differences arise because contractual rent is determined using the tenant’s contractual rental agreements at the Company's ownership share as determined within the rent agreement and it does not include adjustments such as the impact of straight-line rent, amortization of intangible assets related to in-place leases, above and below market leases, and overage rental payments (which are not reasonably estimable). Contractual rent per square foot includes base rent, fixed additional charges for marketing/promotional charges, common area maintenance and real estate taxes.

Schedule of Significant Retail Tenants as of December 31, 2013

(Based on contractual rent 1% or greater of the Company’s ownership share)
Tenant	Primary DBA	Number of Leases	Leased Square Feet	Percentage of Total Retail Square Feet
Bass Pro Shops, Inc.	Bass Pro Shops	3	510,855	4.60%
Regal Entertainment Group	Regal Cinemas, Edwards Theatres, United Artists Theatres	5	381,461	3.44
Target Corporation	Target	2	362,498	3.27
Gap, Inc.	Banana Republic, Gap, Old Navy, Athleta	27	327,986	2.95
Dick’s Sporting Goods, Inc.	Dick's Sporting Goods, Golf Galaxy	6	326,866	2.94
AMC Entertainment, Inc.	AMC Theatres, MegaStar Theatres	4	325,563	2.93
The TJX Companies, Inc.	Marshalls, T.J.Maxx	9	287,958	2.59
Limited Brands, Inc.	Bath and Body Works, Victoria's Secret	37	231,627	2.09
H&M Hennes & Mauritz AB	H&M	11	203,110	1.83
Abercrombie & Fitch Co.	Abercrombie & Fitch, Hollister	23	161,913	1.46
Footlocker, Inc.	FootLocker, Lady FootLocker, Kids FootLocker, FootAction USA, Champs Sports	35	138,358	1.25
Forever 21, Inc.	Forever 21	8	121,255	1.09
Ascena Retail Group, Inc.	Justice, Lane Bryant, Dressbarn	24	119,825	1.08
Express, Inc.	Express	13	113,781	1.02
Costco Wholesale Corporation	Costco	1	110,074	0.99
Best Buy Co., Inc.	Best Buy	6	107,685	0.97
American Eagle Outfitters, Inc.	American Eagle Outfitters, Aerie	15	85,972	0.77
Subtotal		229	3,916,787	35.27
All Others		1,677	7,189,011	64.73
Total		1,906	11,105,798	100.00%
The following tables provide lease expiration and significant tenant information relating to the Commercial Group’s office properties.
Schedule of Office Lease Expirations as of December 31, 2013

Expiration Year	Number of Expiring Leases	Square Feet of Expiring Leases (1)	Percentage of Total Leased GLA	Contractual Rent Expiring (2)	Percentage of Total Contractual Rent	Average Contractual Rent per Square Foot Expiring (1)
2014	77	930,460	9.16%	$22,553,580	6.53%	$36.24
2015	54	431,002	4.24	10,073,494	2.92	28.12
2016	81	1,181,785	11.64	30,460,054	8.81	36.03
2017	46	418,576	4.12	8,247,201	2.39	26.32
2018	48	1,262,726	12.43	46,217,834	13.37	42.77
2019	34	939,279	9.25	24,878,150	7.20	33.63
2020	12	1,211,810	11.93	43,534,366	12.60	48.32
2021	11	612,681	6.03	18,062,854	5.23	33.43
2022	16	327,735	3.23	12,974,956	3.75	43.16
2023	12	598,139	5.89	35,052,398	10.14	59.05
Thereafter	30	2,243,154	22.08	93,504,596	27.06	44.54
Total	421	10,157,347	100.00%	$345,559,483	100.00%	$40.70

(1)
Square feet of expiring leases and average contractual rent per square foot are operating statistics that represent 100% of the square footage and contractual rental income per square foot from expiring leases.

(2)
Contractual rent expiring is an operating statistic and is not comparable to rental revenue, a GAAP financial measure. The primary differences arise because contractual rent is determined using the tenant’s contractual rental agreements at the Company's ownership share as determined within the rent agreement and it does not include adjustments such as the impact of straight-line rent, amortization of intangible assets related to in-place leases, above and below market leases, and contingent rental payments (which are not reasonably estimable). Contractual rent per square foot includes base rent, common area maintenance and real estate taxes.

Schedule of Significant Office Tenants as of December 31, 2013

(Based on contractual rent 2% or greater of the Company’s ownership share)
Tenant	Leased Square Feet	Percentage of Total Office Square Feet
City of New York	1,042,164	10.26%
Millennium Pharmaceuticals, Inc.	705,473	6.95
U.S. Government	444,933	4.38
WellPoint, Inc.	392,514	3.86
JP Morgan Chase & Co.	361,422	3.56
Bank of New York	323,043	3.18
National Grid	285,561	2.81
Morgan Stanley & Co.	202,980	2.00
Clearbridge Advisors, LLC, a Legg Mason Company	201,028	1.98
Covington & Burling, LLP	160,565	1.58
Johns Hopkins University	157,660	1.55
Seyfarth Shaw, LLP	96,909	0.95
Subtotal	4,374,252	43.06
All Others	5,783,095	56.94
Total	10,157,347	100.00%

See the “Commercial Group” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for additional operating statistics.
Residential Group
The Residential Group owns, develops, acquires, leases and manages residential rental properties in 23 states and the District of Columbia. The Company has been engaged in apartment community development for over 60 years. Its residential portfolio includes middle-market apartments, upscale urban properties and adaptive re-use developments. The Residential Group also owns, develops and manages military family housing.
At December 31, 2013, the Residential Group’s operating portfolio consisted of:

•	32,907 apartment units in 117 properties; and

•	14,104 military housing units under management in various stages of operations and/or redevelopment.
In addition, the Residential Group has six apartment communities under construction:

•	Radian (120 Kingston), 240 units in Boston, Massachusetts;

•	2175 Market Street, 88 units in San Francisco, California;

•	The Yards - Twelve12, 218 units in Washington, D.C.;

•	Winchester Lofts, 158 units in New Haven, Connecticut;

•	3700M (West Village), 381 units in Dallas, Texas; and

•	Atlantic Yards - B2 BKLYN, 363 modular units in Brooklyn, New York.
Arena
The Company owns and operates the Barclays Center, which opened in September 2012. This 670,000 square foot world-class arena is home to the Brooklyn Nets basketball team ("The Nets") and will be the future home of the New York Islanders hockey team. Barclays Center expects to host more than 200 cultural and sporting events annually.

Land Development Group
Activity reported in the Land Development Group in 2013 primarily relates to the Company's Stapleton project in Denver, Colorado. The Stapleton project is one of the nation's largest urban redevelopments with substantial future entitlements, including apartments, retail and office space as well as single family neighborhoods, where the Company sells residential lots to builders. The Company controls the future development opportunity at Stapleton through an option agreement that requires it to maintain an ownership position. As of December 31, 2013, the Company owns 427 acres of undeveloped land (including 164 saleable acres) and a purchase option for 888 acres at Stapleton over the next 5 years.
Through December 31, 2013, the Company has purchased 2,047 acres at Stapleton. In addition to the developable land that may be purchased through available purchase options, there are 1,116 acres reserved for regional parks and open space at Stapleton, of which 900 acres are currently under construction or have been completed. At December 31, 2013, Stapleton also has over 2.1 million square feet of retail space, approximately 400,000 square feet of office space, over 1.2 million square feet of other commercial space and 886 apartment units completed, with another 353 apartment units under construction.
In addition to sales activities of the Land Development Group, the Company also sells land acquired by its Commercial Group and Residential Group adjacent to their respective projects. Those proceeds and related costs are included in the revenues and expenses of such groups.
On January 31, 2012, the Company's Board of Directors approved a strategic decision by management to reposition or divest significant portions of the assets held by its Land Development Group as a part of a greater focus on core rental products in core markets. Beginning February 1, 2012 through December 31, 2013, the Company executed on the land divestiture strategy. As of December 31, 2013, the Company has divested of substantially all of its land projects included in the land divestiture effort. During the 11 months ended December 31, 2013 and the years ended January 31, 2013 and January 31, 2012, the Company recorded the land held for divestiture activity for fully consolidated land projects and those accounted for on the equity method of accounting on their own separate financial statement line items in the Consolidated Statements of Operations. These activities primarily represent sales of bulk land projects, the associated cost of sales, gains on extinguishment of debt and impairment of land classified as held for divestiture.
The Nets
The Company's ownership interest in The Nets is through Nets Sports and Entertainment LLC (“NS&E”). NS&E also owns an interest in Brooklyn Arena, LLC (“Arena LLC”), an entity that through its subsidiaries has a long-term lease in Barclays Center. NS&E consolidates Arena LLC and accounts for its investment in The Nets on the equity method of accounting.
On May 12, 2010, entities controlled by Mikhail Prokhorov (“MP Entities”) invested $223,000,000 and made certain funding commitments (“Funding Commitments”) to acquire 80% of The Nets, 45% of Arena LLC and the right to purchase up to 20% of Atlantic Yards Development Company, LLC ("AYDC"), which will develop non-arena real estate. As of December 31, 2013, the option to purchase 20% of AYDC had been terminated. In accordance with the Funding Commitments, the MP Entities agreed to fund The Nets operating needs up to $60,000,000.
The MP Entities met the $60,000,000 funding commitment during the three months ended July 31, 2011. As a result, NS&E was required to fund 100% of the operating needs, as defined, until Barclays Center opened, which occurred on September 28, 2012. Thereafter, members’ capital contributions were made in accordance with the operating agreements.
The Company did not fund the July 2013 capital call related to the 2013-2014 NBA basketball season. This did not constitute a default under any agreements related to the Company's investment in The Nets. However, under the terms of the operating agreement, the MP Entities had the right to dilute NS&E's ownership interests in The Nets upon NS&E not funding capital calls. During the three months ended July 31, 2013, the Company entered into an agreement with the MP Entities, in which the MP Entities agreed to fund NS&E's portion of the July 2013 and future capital calls through July 2015 and not exercise the right to dilute NS&E's ownership interests for a period of two years in exchange for a fee. Subsequent to December 31, 2013, the Company did not fund a February 2014 capital call. As The Nets are not a core investment for the Company, beginning in the first quarter of 2014, The Nets will no longer be presented as a separate reportable segment and the results will be aggregated within the Corporate Activities segment.

Net Operating Income
The Company defines Net Operating Income (“NOI”) as revenues (excluding straight-line rent adjustments) less operating expenses (including depreciation and amortization for non-real estate groups) plus interest income, equity in earnings (loss) of unconsolidated entities (excluding gain (loss) on disposition, gain (loss) on land held for divestiture activity, impairment, interest expense, gain (loss) on extinguishment of debt and depreciation and amortization of unconsolidated entities). The Company believes NOI provides it, as well as its investors, with additional information about its core business operations and, along with earnings, is necessary to understand its business and operating results. A reconciliation between Net Earnings (Loss), the most comparable financial measure calculated in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and NOI is presented below. Although NOI is not presented in accordance with GAAP, investors can use this non-GAAP measure as supplementary information to evaluate the Company's business. NOI is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, the Company's GAAP measures and may not be directly comparable to similarly-titled measures reported by other companies.
Reconciliation of Net Earnings (Loss) (GAAP) to Net Operating Income (non-GAAP) (in thousands):

	11 Months Ended		Years Ended
	December 31, 2013		January 31, 2013		January 31, 2012
Net earnings (loss) attributable to Forest City Enterprises, Inc. (GAAP)		$(5,307)		$36,425		$(86,486)
Noncontrolling interests
Earnings (loss) from continuing operations attributable to noncontrolling interests, gross of tax		(71,510)		(1,539)		2,167
Earnings from discontinued operations attributable to noncontrolling interests		6,027		1,385		83,751
Noncontrolling interests		(65,483)		(154)		85,918
Net earnings (loss)		(70,790)		36,271		(568)
Discontinued operations, net of tax		(13,880)		(59,021)		(112,354)
Loss from continuing operations		(84,670)		(22,750)		(112,922)
Income tax benefit		(9,334)		(14,725)		(67,685)
Net gain on change in control of interests		(2,762)		(6,766)		—

Equity in (earnings) loss of unconsolidated entities, including impairment, gross of tax		(107,825)		(85,408)		19,137
Net (gain) loss on land held for divestiture activity of unconsolidated entities, gross of tax		(1,338)		40,777		41,902
		(109,163)		(44,631)		61,039
Loss before income taxes		(205,929)		(88,872)		(119,568)
Equity in earnings (loss) of unconsolidated entities, including impairment	$109,163		$44,631		$(61,039)
Net (gain) loss on land held for divestiture of unconsolidated entities	(1,338)		40,777		41,902
Gain on disposition of unconsolidated entities	(68,430)		(51,066)		(12,567)
Impairment of unconsolidated real estate	—		390		40,284
Depreciation and amortization of unconsolidated entities	74,690		80,997		70,870
Interest expense of unconsolidated entities	98,608		102,723		100,958
Loss on extinguishment of debt of unconsolidated entities	62		495		366
Total NOI from unconsolidated entities	$212,755	212,755	$218,947	218,947	$180,774	180,774
Interest expense		292,324		261,294		241,840
Gain on extinguishment of debt		(4,549)		(7,096)		(9,590)
Net (gain) loss on land held for divestiture activity		7,382		(6,480)		115,654
Net gain on disposition of partial interests in rental properties		(496,092)		—		(17,665)
Impairment of consolidated real estate		475,555		30,660		235
Depreciation and amortization—Real Estate Groups		274,715		215,330		195,043
Amortization of mortgage procurement costs		8,561		11,182		10,997
Straight-line rent adjustment		(19,804)		(13,735)		(5,484)
Preference payment		—		—		1,732
Net operating income (non-GAAP)		$544,918		$621,230		$593,968

Net Operating Income by Product Type
Full Consolidation (dollars in thousands)

11 Months Ended December 31, 2013	Year Ended January 31, 2013	Year Ended January 31, 2012

NOI by Product Type	$635,718	NOI by Product Type	$682,106	NOI by Product Type	$651,866
Hotels	1,391	Hotels	4,082	Hotels	3,761
Non-outlot land sale	8,927	Casino land sale	36,484	Casino land sale	42,622
Arena	31,511	Arena	(960)	Arena	(10,652)
The Nets	(2,802)	The Nets	(4,672)	The Nets	(26,814)
Corporate Activities	(47,507)	Corporate Activities	(53,944)	Corporate Activities	(53,837)
Write-offs of abandoned development projects and demolition costs	(40,414)	Write-offs of abandoned development projects	(26,881)	Write-offs of abandoned development projects	(8,838)
Other (3)	(41,906)	Other (3)	(14,985)	Other (3)	(4,140)
Grand Total NOI	$544,918	Grand Total NOI	$621,230	Grand Total NOI	$593,968

(1)	Includes commercial and residential outlot land sales.

(2)	Includes limited-distribution subsidized senior housing.

(3)	Includes non-capitalizable development costs and unallocated management and service company overhead, net of tax credit income.

Competition
The real estate industry is highly competitive in many markets in which the Company operates. There are numerous other developers, managers and owners of commercial and residential real estate and undeveloped land that compete with the Company nationally, regionally and/or locally, some of whom may have greater financial resources and market share than the Company. They compete with the Company for management and leasing opportunities, land for development, properties for acquisition and disposition, and for anchor stores and tenants for properties. The Company may not be able to successfully compete in these areas. In addition, competition could over-saturate any market and as a result, the Company may not have sufficient cash to meet the nonrecourse debt service requirements on certain of its properties. Although the Company may attempt to negotiate a restructuring or extension of the nonrecourse mortgage, it may not be successful, which could cause a property to be transferred to the mortgagee.
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
The Barclays Center has one anchor tenant in The Nets and a future anchor tenant in the New York Islanders, subject to National Hockey League ("NHL") approval, but faces competition from other stadiums, arenas, theaters and entertainment venues for high quality sporting events, concerts and entertainment events. Reduced fan interest in The Nets and/or the Islanders could result in lower attendance at the teams' home games. In addition, if the Company's competitors attract more of the high quality concerts and other entertainment events, it may have more open dates and/or less profitable events. Any combination of these negative events could materially affect the Company's results of operation and cash flows, and could impact the value of the underlying arena.
Number of Employees
The Company had 2,547 full-time and 275 part-time employees as of December 31, 2013.
Available Information
Forest City Enterprises, Inc. is an Ohio corporation and its executive offices are located at 50 Public Square, Suite 1100, Cleveland, Ohio 44113. The Company makes available, free of charge, on its website at www.forestcity.net, its annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (“SEC”). The Company’s SEC filings can also be obtained from the SEC website at www.sec.gov.
The Company’s corporate governance documents, including the Company’s Corporate Governance Guidelines, Code of Legal and Ethical Conduct and committee charters, are also available on the Company’s website at www.forestcity.net or in print to any stockholder upon written request addressed to Corporate Secretary, Forest City Enterprises, Inc., 50 Public Square, Suite 1360, Cleveland, Ohio 44113.
The information found on the Company’s website or the SEC website is not part of this Form 10-KT.

Item 1A. Risk Factors
Included below are the primary risks and uncertainties that if realized could have a material adverse effect on our business, financial condition, results of operations, cash flows or our access to liquidity.
Lending and Capital Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt
Current U.S. and global economic conditions continue to remain uncertain despite recent improvements. The capital markets have continued to improve from post-recession lows, with banks and permanent lenders indicating an increased interest in originating new loans for real estate projects, particularly as their existing portfolio loans get paid off. Originations of new loans for commercial mortgage backed securities have continued to improve as well. Although underwriting standards have eased, lenders continue favoring high quality operating assets in strong markets. Despite these market improvements, we may not be able to obtain financings on terms comparable to those we secured prior to the economic downturn. Economic conditions during the recession required us to curtail our investment in certain new development opportunities, which will negatively impact our growth. We have recently broken ground on several development projects, but will remain cautious in investing in new development opportunities. If economic conditions begin to trend downwards, we may be required to further curtail our development or expansion projects and potentially write down our investments in some projects.

Current economic conditions, although improved, are still volatile and could deteriorate, which may impact our ability to refinance our debt and obtain renewals or replacement of credit enhancement devices, such as letters of credit. While some of our current financings have extension options, some are contingent upon pre-determined underwriting qualifications. Projects may not meet the required conditions to qualify for such extensions. Our inability to extend, repay or refinance our debt when it becomes due, including upon a default or acceleration event, could result in foreclosure on the properties pledged as collateral, which could result in a loss of our investment. We may be unable to refinance or extend our maturing debt obligations and lenders in certain circumstances may require a higher rate of interest, repayment of a portion of the outstanding principal or additional equity contributions to the project.
A significant amount of our total outstanding long-term debt at December 31, 2013 becomes due in each of the next three fiscal years. If these amounts are unable to be refinanced, extended or repaid from other sources, such as sales of properties or new equity, our cash flow may not be sufficient to repay all maturing debt.
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
The Ownership, Development and Management of Commercial Real Estate is Challenging in the Current Economic Environment
The current economic environment continues to impact the real estate industry, specifically for retail and office properties. Unemployment remains at high levels and consumer confidence remains low, putting downward pressure on retail sales. Commercial tenants are experiencing financial pressure and are continuing to place demands on landlords to provide rent concessions. The financial hardships on some tenants are so severe that they may leave the market entirely or declare bankruptcy, creating fluctuating vacancy rates in commercial properties. The tenants with good financial condition are considering offers from competing projects and are waiting for the best possible deal before committing.
The stress currently experienced by the real estate industry is particularly evident in our retail development projects. Projects that had good demographics and strong retailer interest to support a retail development when we began construction are experiencing leasing difficulty. When the financial markets began experiencing volatility in the second half of 2008 and the economy entered a recession, we experienced a corresponding volatility in retailer interest for our projects. Retailers continue to express interest in the projects, but are reluctant to commit to new stores in the current economic environment. As a result, we have delayed anticipated openings, reduced anticipated rents and incurred additional carrying costs, all resulting in an adverse impact on our business. If we are unable to or decide not to proceed with certain projects, we could incur write-offs, some of which could be substantial, which would have a material adverse effect on our results of operations.
Until the economy, in general, and the real estate industry, in particular, experience sustained improvement, fundamentals for the development and management of real estate will remain weak and we will continue to operate in a difficult environment with little near-term expectation of improvement.
We Are Subject to Risks Associated with Investments in Real Estate
The value of, and our income from, our properties may decline due to developments that adversely affect real estate generally and developments that are specific to our properties. General factors that may adversely affect our real estate portfolios, if they were to occur or continue, include:

•	Increases in interest rates;

•	The availability of financing, including refinancing or extensions of our nonrecourse mortgage debt maturities, on acceptable terms, or at all;

•	A decline in the economic conditions at the national, regional or local levels, particularly a decline in one or more of our primary markets;

•	Decreases in rental rates;

•	An increase in competition for tenants and customers or a decrease in demand by tenants and customers;

•	The financial condition of tenants, including the extent of bankruptcies and defaults;

•	An increase in supply of or decrease in demand for our property types in our primary markets;

•	Declines in consumer confidence and spending that adversely affect our revenue from our retail centers;

•	Declines in housing markets in Stapleton, Colorado that adversely affect our revenue from our land segment;

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
In addition, there are factors that may adversely affect the value of specific operating properties or result in reduced income or unexpected expenses. As a result, we may not achieve our projected returns on the properties and we could lose some or all of our investments in those properties. Those operational factors include:

•	Adverse changes in the perceptions of prospective tenants or purchasers of the attractiveness of the property;

•	Our inability to provide adequate management and maintenance;

•	The investigation, removal or remediation of hazardous materials or toxic substances at a site;

•	Our inability to collect rent or other receivables;

•	Vacancies and other changes in rental rates;

•	An increase in operating costs that cannot be passed through to tenants;

•	Introduction of a competitor’s property in, or in close proximity to, one of our current markets;

•	Underinsured or uninsured natural disasters, such as earthquakes, floods or hurricanes; and

•	Our inability to obtain adequate insurance.
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
Some of these development risks were magnified during the recession and continue to be heightened given current uncertain and potentially volatile market conditions. See also “Lending and Capital Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt” and “The Ownership, Development and Management of Commercial Real Estate is Challenging in the Current Economic Environment” above. If market volatility causes economic conditions to remain unpredictable or to trend downwards, we may not achieve our projected returns on properties under development and we could lose some or all of our investments in those properties. In addition, the lead time required to develop, construct and lease-up a development property has substantially increased, which could adversely impact our projected returns or result in a termination of the development project.
In the past, we have elected not to proceed, or have been prevented from proceeding, with certain development projects, and we anticipate that this may occur again. In addition, development projects may be delayed or terminated because a project partner or prospective anchor withdraws, a project partner fails to fulfill contractual obligations or a third party challenges our entitlements or public financing.
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

In the construction of new projects, we generally guarantee to the construction loan lender the lien-free completion of the project. This guaranty is recourse to us and places the risk of construction delays and cost overruns on us. In addition, from time to time, we guarantee our construction obligations to major tenants and public agencies. These types of guarantees are released upon completion of the project, as defined. We may have significant expenditures in the future in order to comply with our lien-free completion obligations which could have an adverse impact on our cash flows.
Examples of projects facing these and other development risks include the following:

•
Brooklyn Atlantic Yards. We are in the process of developing Brooklyn Atlantic Yards, a 22 acre mixed-use project, which we estimate will cost approximately $4.9 billion over the anticipated construction and development period. This long-term mixed-use project in downtown Brooklyn is anchored by the Barclays Center. In addition to the Barclays Center, Phase I of Brooklyn Atlantic Yards plans to be eight buildings totaling approximately 3.4 million square feet—four buildings on the Arena Block (adjacent to the Barclays Center) and four buildings on Block 1129. Phase II of Brooklyn Atlantic Yards plans to be seven buildings totaling approximately 3.3 million square feet—three buildings on Block 1120, three buildings on Block 1121 and one building on Block 1128.

As a result of ongoing litigation, a Supplemental Environmental Impact Statement ("SEIS") is required to be completed before proceeding with a portion of Phase I and all of Phase II of the project. We do not expect that the current ongoing litigation and SEIS process will affect the development of the four buildings located on the Arena Block within Phase I.
A substantial amount of additional costs for rail yard and infrastructure improvements will be required to proceed with Phase II of Brooklyn Atlantic Yards. More specifically, there is an upcoming June 30, 2014 deadline to commence construction on the permanent rail yard and to post the completion guaranty for such work. If we choose to begin construction on the permanent rail yard by June 30, 2014, it must be substantially completed by September 1, 2016. We have previously provided an $86,000,000 letter of credit to the Metropolitan Transit Authority ("MTA") as collateral for such future work related to the construction of the permanent rail yard. In order to construct the aforementioned seven buildings in Phase II, we will be required to construct a platform over the new permanent rail yard.
Alternatively, if we choose not to commence construction on the permanent rail yard by June 30, 2014, the MTA may assert that we are in default of various MTA project agreements and pursue a draw down of our $86,000,000 letter of credit. A default under the MTA agreements would also result in our loss of approximately 3.3 million square feet of development rights for Phase II, resulting in a significant charge related to abandonment of this development opportunity.
There is also the potential for increased costs and further delays to the project as a result of (i) increasing construction costs, (ii) scarcity of labor and supplies, (iii) the unavailability of additional needed financing, (iv) our or our partners’ inability or failure to meet required equity contributions, (v) increasing rates for financing, (vi) our inability to meet certain agreed upon deadlines for the development of the project, (vii) other potential litigation seeking to enjoin or prevent the project or litigation for which there may not be insurance coverage and (viii) our or our partners' inability to fulfill contractual obligations. In addition, as applicable contractual and other deadlines and decision points approach, we could have less time and flexibility to plan and implement our responses to these or other risks to the extent that any of them may actually arise.
On December 16, 2013, we entered into an agreement with Greenland Group Co. (“Greenland”), a Chinese state-owned enterprise, to create a joint venture whereby Greenland would acquire a 70% interest in the Brooklyn Atlantic Yards project (excluding the Barclays Center and B2 BKLYN, a modular apartment community currently under construction). The joint venture is subject to meeting various conditions, which include obtaining the approvals by governmental agencies in China as well as the Committee on Foreign Investment in the United States (“CFIUS”). There is no assurance that all conditions for effectuating the joint venture will be met, including obtaining such governmental approvals. We have the right to terminate the agreements by April 15, 2014 and attempt to find another partner, if certain conditions are not met, including obtaining the CFIUS approval. In addition, if all approvals are not obtained by June 16, 2014, both parties have the right to terminate. In the event the joint venture is terminated, we may be unable to find another partner for the Brooklyn Atlantic Yards project. Greenland also has approval rights over a certain number of decisions made during such interim period which may delay or jeopardize the development. Greenland also has the right to have up to five individuals in our offices to share in the decision making during such interim period.
If and when the joint venture becomes effective, the Brooklyn Atlantic Yards project will be managed by a board composed of three representatives from Greenland and two representatives from the Company. While decisions would require a majority vote, many decisions labeled “Special Major Decisions” would require a vote by us for approval. There is the risk that many of the decisions made by the joint venture would not be in our best interests and, further, that an inability to agree on certain of the Special Major Decisions would trigger buy-sell rights and obligations between us and Greenland. The exercise of the buy-sell rights could result in our having to fund the purchase of Greenland’s interest in the entire joint venture, or in one or more individual parcels. It could also result in having our interests be purchased and the loss of ownership of the Brooklyn Atlantic Yards project or of one or more parcels thereof.

Greenland also required that the joint venture have the ability to obtain recourse financing to the extent nonrecourse financing was not available at a commercially reasonable rate or only available at an interest rate which equals or exceeds 200 basis points more than available recourse financing. However, no more than $300 million of recourse financing could be outstanding at any time project-wide, including parcels under development. Such recourse financing would be available based on a loan guarantee provided solely by Greenland and Greenland would receive compensation from the joint venture for lending its credit for such recourse financing in the amount of the interest rate savings up to 300 basis points. However, to the extent a recourse loan becomes due and cannot be refinanced, we will be obligated to pay Greenland for our share of the loan on a capital call or, if we elect to have Greenland advance our share, within one year of such advance and out of available cash flow from the project.
If we are unable to close the joint venture with Greenland or another partner or any of the foregoing risks were to occur, we may: (i) not be able to develop Brooklyn Atlantic Yards to the extent intended resulting in a potential write-off of our investment, (ii) be required to pay the City and/or State of New York damages for failure to meet certain agreed upon project deadlines, (iii) be in default of our nonrecourse mortgages on the project, and (iv) be required to fund the $86,000,000 letter of credit provided to the MTA. The exposure to loss on this investment, excluding our investments in Barclays Center and B2 BKLYN, and any damages described in clause (ii) of this paragraph, could reach approximately $362,000,000. This exposure to loss could have a significant, material adverse effect on our business, cash flows and results of operations. Even if we were able to continue with the development, or a portion thereof, we would likely not be able to do so as quickly as originally planned, would be likely to incur additional costs and may need to write off a portion of the development.

•
Westchester’s Ridge Hill. Retail leasing at our Westchester’s Ridge Hill development project in Westchester County, New York, has continued to progress slowly. Currently, the center is 64% leased including Parcel L, which is a self-contained pad site at the southern end of the center. Portions of the retail center have been open since May 2011; however; future phases have not opened and the entire project is subject to a completion guaranty. The opening dates for additional tenants are dependent upon our leasing efforts, which in turn could increase our equity requirements into this project.

If the project does not stabilize at expected cash flow levels, the carrying value of the asset may not be recoverable. We may also consider a sale of the project, whereby we would be required to shorten our estimated hold period, or we may pursue a joint venture partner in the project. Under a potential joint venture scenario, we may grant joint control or lose control of the asset, requiring us to deconsolidate the asset. Upon deconsolidation, our investment balance in the joint venture would be compared to estimated fair value and recorded at the lesser of fair value or book value. Dependent on the outcome of any of the above scenarios, we may be required to record future impairments, some of which would likely be significant.
We Are Committed to Using a New Construction Methodology on B2 BKLYN, Modular Construction, and Have Invested in a Facility to Produce the Modular Units, Both of Which Expose Us to Additional Development Risk
We have partnered with a large international development and construction company to operate a facility for the fabrication of apartment modular units which are being used in the construction of B2 BKLYN, a multi-family high-rise apartment community in Brooklyn, New York, which is expected to be 32 stories and contain 363 apartment units.
In addition to risks inherent in construction projects generally, such as unanticipated site conditions, environmental, and force majeure issues, the following additional risks exist with constructing B2 BKLYN:

•
High rise modular construction has not previously been done at the heights of B2 BKLYN. As a result, the project has encountered, and may continue to encounter, delays and increased costs in the fabrication and assembly of the modular units. If the project continues to experience such delays, we may fail to satisfy completion deadlines set forth under the lending arrangements for the project and the lenders may not be willing to extend such deadlines. Failure to meet the completion deadlines could result in a default under such lending arrangements with a resulting acceleration of the debt and foreclosure of the project, as well as reputational damage.

•	Our partner could experience financial difficulty and be unable to cover its share of cost overruns, which could impact the timely completion of the project or require us to infuse additional equity;

•	Third party claims that any element of the design or construction methodology infringes on protected intellectual rights could delay the project and increase construction costs;

•	Our partner may be unable to fulfill its contractual obligations; and

•
A plumbers' organization filed a claim against the City Building Department objecting to its issuance of permits and approvals for the production of modules at the facility where the modular units are being constructed, in light of New York City building code licensing requirements. Such claim was dismissed, however, the plumbers' organization has appealed the dismissal. Furthermore, additional claims could be brought by other labor organizations, challenging the construction methodology, including matters related to permits and building code licensing requirements to construct the modular units in the manner we currently utilize, which, along with the plumbers' organizations appeal, could delay the construction, and increase the construction costs, of B2 BKLYN.

Vacancies in Our Properties May Adversely Affect Our Results of Operations, Cash Flows and Fair Value Calculations
Our results of operations and cash flows may be adversely affected if we are unable to continue leasing a significant portion of our commercial and residential real estate portfolio. We depend on commercial and residential tenants in order to collect rents and other charges. The economic downturn and current market conditions have impacted our tenants on many levels. Despite some improvement in certain economic measures, it will take time for many of our current or prospective tenants to achieve a financial outlook similar to what they had prior to the recession. The downturn has been particularly hard on retail tenants, many of whom have announced store closings and scaled back growth plans. If we are unable to sustain historical occupancy levels in our real estate portfolio, our cash flows and results of operations could be adversely affected. Our ability to sustain our current and historical occupancy levels also depends on many other factors that are discussed elsewhere in this section.
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

•	Another partner or member may have interests or goals that are inconsistent with ours;

•	A general partner or managing member may take actions contrary to our instructions, requests, policies or objectives with respect to our real estate investments;

•	A partner or a member could experience financial difficulties that prevent it from fulfilling its financial or other responsibilities to the project or its lender or the other partners or members; or

•	A partner may be unable to fulfill its contractual obligations.
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
To the extent we are a general partner, we may be exposed to unlimited liability, which may exceed our investment or equity in the partnership. If one of our subsidiaries is a general partner of a particular partnership, it may be exposed to the same kind of unlimited liability.
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
There are many developers, managers and owners of commercial and residential real estate and undeveloped land that compete with us nationally, regionally and/or locally, some of whom have greater financial resources and market share than us. They compete with us for management and leasing opportunities, land for development, properties for acquisition and disposition, and for anchor stores and tenants for properties. We may not be able to successfully compete in these areas. If our competitors prevent us from realizing our real estate objectives, the operating performance of our projects may fall short of expectations and adversely affect our financial performance.
Tenants at our retail properties face continual competition in attracting customers from Internet shopping, retailers at other shopping centers, catalogue companies, online merchants, television shopping networks, warehouse stores, large discounters, outlet malls, wholesale clubs, direct mail and telemarketers. Our competitors and those of our tenants could have a material adverse effect on our ability to lease space in our properties and on the rents we can charge or the concessions we can grant. This in turn could materially and adversely affect our results of operations and cash flows, and could affect the realizable value of our assets upon sale. Further, as new technologies emerge, the relationship among customers, retailers, and shopping centers are evolving on a rapid basis and it is critical that we adapt to such new technologies and relationships on a timely basis. We may be unable to adapt quickly and effectively, which could adversely impact our financial performance.
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
In addition, our ability to collect rents and other charges will be difficult if the tenant is bankrupt or insolvent. Our tenants have from time to time filed for bankruptcy or been involved in insolvency proceedings. We may be required to expense costs associated with leases of bankrupt tenants and may not be able to replace future rents for tenant space rejected in bankruptcy proceedings which could adversely affect our properties. The current bankruptcies of some of our tenants, and the potential bankruptcies of other tenants in the future, could make it difficult for us to enforce our rights as lessor and protect our investment.
Based on tenants with net base rent of greater than 2% of total net base rent as of December 31, 2013, our five largest office tenants by leased square feet are the City of New York, Millennium Pharmaceuticals, Inc., U.S. Government, WellPoint, Inc. and JP Morgan Chase & Co. Given our large concentration of office space in the Greater New York City metropolitan area, we may be adversely affected by the consolidation or failure of certain financial institutions.
Based on tenants with net base rent of greater than 1% of total net base rent as of December 31, 2013, our five largest retail tenants by leased square feet are Bass Pro Shops, Inc., Regal Entertainment Group, Target Corporation, Gap, Inc. and Dick’s Sporting Goods, Inc. An event of default or bankruptcy of one of our largest tenants would increase the adverse impact on us.
We May Be Negatively Impacted by the Consolidation or Closing of Anchor Stores
Our retail centers are generally anchored by department stores or other “big box” tenants. We could be adversely affected if one or more of these anchor stores were to consolidate, close or enter into bankruptcy. Given the current economic environment for retailers, there is a heightened risk that an anchor store could close or enter into bankruptcy. Although non-tenant anchors generally do not pay us rent, they typically contribute towards common area maintenance and other expenses. Even if we own the anchor space, we may be unable to re-lease this area or to re-lease it on comparable terms. The loss of these revenues could adversely affect our results of operations and cash flows. Further, the temporary or permanent loss of any anchor likely would reduce customer traffic in the retail center, which could lead to decreased sales at other retail stores. Rents obtained from other tenants may be adversely impacted as a result of co-tenancy clauses in their leases. One or more of these factors could cause the retail center to fail to meet its debt service requirements. The consolidation of anchor stores may also negatively affect current and future development projects.
We May Be Negatively Impacted by International Activities
While our international activities are limited in scope and generally focused on evaluating various international opportunities, we have begun to expand our international business activities subjecting us to risks that could have an adverse effect on the projected returns on the international projects or our overall results of operations. As we expand into international markets, we have limited or no prior experience developing and managing international properties in such markets, or dealing with foreign economies or cultures, changes in political environments or changes in exchange rates for foreign currencies. As a result, we may have to rely on the efforts and abilities of foreign business partners and agents. We may also experience difficulties integrating these properties into our business operations. In addition, these international activities increase our exposure to fines and penalties stemming from a variety of local, federal and international laws and regulations governing these foreign properties and business activities including the Foreign Corrupt Practices Act and other laws related to anti-corruption and anti-bribery. Any such violations by our employees, contractors, partners or agents could materially damage our reputation, international expansion efforts, and projected returns on foreign investments, which could in turn have an adverse effect on our results of operations.
Terrorist Attacks and Other Armed Conflicts May Adversely Affect Our Business
We have significant investments in large metropolitan areas, including the Greater New York City metropolitan area, Philadelphia, Boston, the Greater Washington D.C. metropolitan area, Denver, Dallas, Chicago, Los Angeles and the Greater San Francisco metropolitan area, which face a heightened risk related to terrorism. Some tenants in these areas may choose to relocate their business to less populated, lower-profile areas of the United States. This could result in a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. In addition, properties in our real estate portfolio could be directly impacted by future terrorist attacks, which could cause the value of our property and the level of our revenues to significantly decline.
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

We Are Subject to the Risks of Owning and Operating an Arena
The Barclays Center opened on September 28, 2012 and is the home venue for The Nets basketball team. In addition to The Nets basketball games, the mix of events at the Barclays Center include a variety of concerts, family shows, and other sporting events. Additionally, the New York Islanders professional hockey team has also announced plans to relocate to the Barclays Center for the 2015-2016 hockey season, subject to approval by the NHL. As we approach stabilized operations, which is taking longer to achieve than originally anticipated, our investment in the Barclays Center is dependent on a number of factors, that could adversely affect us, including:

•	Pricing and sales pace for suites and sponsorships, including new sales and renewals of existing agreements;

•	Performance of the third party asset manager to operate the Arena efficiently and effectively;

•	Attendance at games and events, which drives on-site spending for concessions and merchandise;

•	General economic conditions that affect corporate and individual spending on entertainment and leisure activities;

•	Ability to secure event bookings through relationships with promoters, artists and other clients;

•	Popularity of live entertainment events as a whole and individual acts;

•	Popularity of The Nets and New York Islanders, their performance, and fan base;

•	Competition from other event venues in our marketplace;

•	Competition from other leisure-time activities, such as television, radio, and the internet;

•	Organized labor matters; and

•	Actions of the NBA, NHL, The Nets and the New York Islanders.
The Investment in a Professional Sports Franchise Involves Certain Risks and Future Losses Are Expected for The Nets
On August 16, 2004, we purchased a legal ownership interest in The Nets, which was the first step in our efforts to pursue development projects at Brooklyn Atlantic Yards. For a more thorough discussion of the risks associated with the Brooklyn Atlantic Yards project, see “We Are Subject to Real Estate Development Risks.” On May 12, 2010, we, through our consolidated subsidiary NS&E, closed on a purchase agreement with the MP Entities. The transaction resulted in a change of controlling ownership interest in The Nets. Following the transaction with the MP Entities, NS&E retained a 20% non-controlling ownership of The Nets. As we have a 62% ownership interest in NS&E, our resulting ownership interest in The Nets after the transaction is approximately 12%.
We did not fund the July 2013 capital call related to the 2013-2014 NBA basketball season. This did not constitute a default of any agreements related to our investment in The Nets. However, under the terms of the Operating Agreement, the MP Entities had the right to dilute NS&E's ownership interests upon NS&E not funding capital calls. During the three months ended July 31, 2013, we entered into an agreement with the MP Entities, in which they agreed to fund NS&E's portion of the July 2013 and future capital calls through July 2015 and not exercise the right to dilute NS&E's ownership interests for this two year period in exchange for a fee. Subsequent to December 31, 2013, we did not fund a February 2014 capital call. We may be diluted at the expiration of this two year period.
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

•	Uncertainties of increases in players’ salaries;

•	Incurrence of luxury tax liability;

•	Risk of injuries to key players;

•	Dependence on talented players;

•
Uncertainties relating to labor relations in professional sports, including the expiration of the NBA’s current collective bargaining agreement, or a player or management initiated stoppage after such expiration; and

•	Dependence on television and cable network, radio and other media contracts.

Our High Debt Leverage May Prevent Us from Responding to Changing Business and Economic Conditions
Our high degree of debt leverage could limit our ability to obtain additional financing or adversely affect our liquidity and financial condition. We have a ratio of debt (consisting of nonrecourse mortgage debt, a revolving credit facility and senior and subordinated debt) to total market capitalization of approximately 57.2% and 68.5% at December 31, 2013 and January 31, 2013, respectively, based on our long-term debt outstanding at that date and the market value of our outstanding common stock. Our high leverage may adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes and may make us more vulnerable to a prolonged downturn in the economy.
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
Our Corporate Debt Covenants Could Adversely Affect Our Financial Condition
We have guaranteed the obligations of our wholly-owned subsidiary, Forest City Rental Properties Corporation, or FCRPC, under the Fourth Amended and Restated Credit Agreement and Fourth Amended and Restated Guaranty of Payment of Debt (as amended to the date hereof, collectively, the "Credit Facility"). The Credit Facility imposes a number of restrictive covenants on us, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that we may incur, restrictions on the pledging of ownership interests in subsidiaries, limitations on the use of cash sources, limitations on our ability to pay dividends on our common stock and limitations of our ability to repurchase our common stock. The Credit Facility also requires us to maintain a specified minimum liquidity, debt yield, debt service coverage, cash flow coverage and development asset ratios and consolidated shareholders’ equity.
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
We Are Subject to Risks Associated With Hedging Agreements
We enter into interest rate swap agreements and other interest rate hedging contracts, including caps and floors to mitigate or reduce our exposure to interest rate volatility or to satisfy lender requirements. These agreements expose us to additional risks, including a risk that the counterparties will not perform. Moreover, the hedging agreement may not qualify for hedge accounting or our hedging activities may not have the desired beneficial impact on our results of operations. Should a hedging agreement prematurely terminate, there could be significant costs and cash requirements involved to fulfill our initial obligation under the hedging agreement.
When a hedging agreement is required under the terms of a mortgage loan, it is often a condition that the hedge counterparty agree to certain conditions which include, but are not limited to, maintaining a specified credit rating. With the current volatility in the financial markets and reporting requirements recently adopted by governmental agencies, there is a reduced pool of eligible counterparties that can meet or are willing to agree to the required conditions, which has resulted in an increased cost for hedging agreements. This could make it difficult to enter into hedging agreements in the future. Additionally, if the counterparty failed to satisfy any of the required conditions and we were unable to renegotiate the required conditions with the lender or find an alternative counterparty for such hedging agreements, we could be in default under the loan and the lender could take that property through foreclosure.
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

Any Rise in Interest Rates Will Increase Our Current and Future Interest Costs
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of December 31, 2013, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our current outstanding variable-rate debt by approximately $7,378,000 at December 31, 2013. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our current outstanding tax-exempt variable-rate debt by approximately $7,478,000 at December 31, 2013. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized. For variable rate bonds, during times of market illiquidity, a premium interest rate could be charged on the bonds to successfully market them, which would result in even higher interest rates. A rising interest rate environment would increase the cost of and affect our ability to refinance, secure or issue future borrowings on terms favorable to us, or at all. In addition, rising interest rates may affect our ability to develop, acquire or dispose of real estate at terms favorable to us.
If We Are Unable to Obtain Tax-Exempt Financings, Our Interest Costs Would Rise
We regularly utilize tax-exempt financings and tax increment financings, which generally bear interest at rates below prevailing rates available through conventional taxable financing. Tax-exempt bonds or similar government subsidized financing may not continue to be available to us in the future, either for new development or acquisitions, or for the refinancing of outstanding debt. Our ability to obtain these financings or to refinance outstanding tax-exempt debt on favorable terms could significantly affect our ability to develop or acquire properties and could have a material adverse effect on our results of operations, cash flows and financial position.
Downgrades in Our Credit Rating Could Adversely Affect Our Performance
We are periodically rated by nationally recognized rating agencies. Any downgrades in our credit rating could impact our ability to borrow by increasing borrowing costs as well as limiting our access to capital. In addition, a downgrade could require us to post cash collateral and/or letters of credit to cover our self-insured property and liability insurance deductibles, surety bonds, energy contracts and hedge contracts, which would adversely affect our cash flow and liquidity.
Our Business Will Be Adversely Impacted Should an Uninsured Loss, a Loss in Excess of Insurance Limits or a Delayed or Denied Insurance Claim Occur
We carry comprehensive insurance coverage for general liability, property, flood, wind, earthquake and rental loss (and environmental insurance on certain locations) with respect to our properties within insured limits and policy specifications that we believe are customary for similar properties. There are, however, specific types of potential losses, including environmental loss, loss from cyber crimes, loss resulting from the actual or alleged negligence of our employees relating to professional liability, or losses of a catastrophic nature, such as losses from wars, terrorism, hurricanes, wind, earthquakes or other natural disasters, that, in our judgment, cannot be purchased at a commercially viable cost or whereby such losses, if incurred, would exceed the insurance limits procured. In the event of an uninsured loss or a loss in excess of our insurance limits, or a failure by an insurer to meet its obligations under a policy, we could lose both our invested capital in, and anticipated profits from, the affected property and could be exposed to liabilities with respect to that which we thought we had adequate insurance to cover. Any such uninsured loss could materially and adversely affect our results of operations, cash flows and financial position. Under our current policies, which expire October 31, 2014, our properties are insured against acts of terrorism, subject to various limits, deductibles and exclusions for acts of war and terrorist acts involving biological, chemical and nuclear damage. Once these policies expire, we may not be able to obtain adequate terrorism coverage at a commercially reasonable cost. In addition, our insurers may not be able to maintain reinsurance sufficient to cover any losses that we may incur as a result of terrorist acts. As a result, our insurers’ ability to provide future insurance for any damages that we sustain as a result of a terrorist attack may be reduced or eliminated or may not be available at a commercially reasonable cost.
Additionally, most of our current project mortgages require “all-risk”/“special form” property insurance, and we may be unable to continue to obtain such “all risk”/“special form” policies that will satisfy lender requirements. We are self-insured as to the first $500,000 of commercial general liability coverage per occurrence. Further, for the first $250,000 of property damage coverage per occurrence, we utilize a wholly-owned captive insurance company and self-insurance. The wholly-owned captive insurance company is licensed, regulated and capitalized in accordance with state of Arizona statutes. The wholly-owned captive insurance company is not utilized to mitigate percentage deductibles for Florida, Hawaii, and scheduled tier one county wind property damage claims by named storms, California earthquake property damage claims, and Flood Zone A and V property claims. These percentage deductibles are self-insured. We may incur losses that exceed these self-insurance and wholly-owned captive reserves.
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

We also carry several other types of insurance policies that have various terms and limits where it is available at commercially reasonable terms and prices. However, these may not cover all claims, alleged claims, or actual losses that may potentially occur or are made by various parties against us.
A Downgrade or Financial Failure of Our Insurance Carriers May Have an Adverse Impact on our Financial Condition
The insurance carrier(s) that we utilize have satisfactory financial ratings at the time the policies are placed and made effective based on various insurance carrier rating agencies commonly used in the insurance industry. However, these financial ratings may not remain satisfactory or constant throughout the policy period. There is a risk that these financial ratings may be downgraded throughout the policy period or that the insurance carrier(s) may experience a financial failure. A downgrade or financial failure of our insurance carrier(s) may result in their inability to pay current and future claims. This inability to pay claims may have an adverse impact on our financial condition. In addition, a downgrade or a financial failure of our insurance carrier(s) may cause our insurance renewal or replacement policy costs to increase.
We May Be Adversely Impacted by Environmental Matters
We are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations governing, among other things: the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air or water; and the health and safety of our employees. In some instances, federal, state and local laws require abatement or removal of specific hazardous materials such as asbestos-containing materials or lead-based paint, in the event of demolition, renovations, remodeling, damage or decay. Laws and regulations also impose specific worker protection and notification requirements and govern emissions of and exposure to hazardous or toxic substances, such as asbestos fibers in the air. We incur costs to comply with such laws and regulations, but we may not have been or may not be at all times in complete compliance with such laws and regulations.
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
We have invested, and will continue to, invest in properties that are or have been used for or are near properties that have had industrial purposes in the past. As a result, our properties are or may become contaminated with hazardous or toxic substances. We will incur costs to investigate and possibly to remediate those conditions and some contamination may remain in or under the properties even after such remediation. While we investigate these sites and work with all relevant governmental authorities to meet their standards given our intended use of the property, there may be new information identified in the future that indicates there are additional unaddressed environmental impacts, there could be technical developments that will require new or different remedies to be undertaken in the future, and the regulatory standards imposed by governmental authorities could change in the future.
As a result of the above, the value of our properties could decrease, our income from developed properties could decrease, our projects could be delayed, we could become obligated to third parties pursuant to indemnification agreements or guarantees, our expense to remediate or maintain the properties could increase, and our ability to successfully sell, rent or finance our properties could be adversely affected by environmental matters in a manner that could have a material adverse effect on our financial position, cash flows or results of operation. We may incur losses related to environmental matters, including losses that may materially exceed any available insurance.
The Ratner, Miller and Shafran Families Own a Controlling Interest in the Company, and Those Interests May Differ from Other Shareholders
Our authorized common stock consists of Class A common stock and Class B common stock. The economic rights of each class of common stock are identical, but the voting rights differ. The Class A common stock, voting as a separate class, is entitled to elect 25% of the members of our Board of Directors, while the Class B common stock, voting as a separate class, is entitled to elect the remaining members of our Board of Directors. On all other matters, the Class A common stock and Class B common stock vote together as a single class, with each share of our Class A common stock entitled to one vote per share and each share of Class B common stock entitled to ten votes per share. At January 31, 2014, members of the Ratner, Miller and Shafran families, which include members of our current board of directors and executive officers, owned 89.3% of the Class B common stock. RMS, Limited Partnership (“RMS LP”), which owned approximately 64.0% of the Class B common stock, is a limited partnership, comprised of interests of these families, with seven individual general partners, currently consisting of:

•	Samuel H. Miller, Co-Chairman Emeritus of our Board of Directors;

•	Charles A. Ratner, Chairman of our Board of Directors;

•	Ronald A. Ratner, Executive Vice President and a Director;

•	Brian J. Ratner, Executive Vice President and a Director;

•	Deborah Ratner Salzberg, Executive Vice President and a Director;

•	Joan K. Shafran; and

•	Abraham Miller.
Charles A. Ratner, James A. Ratner, Executive Vice President, and Ronald A. Ratner are brothers. Albert B. Ratner, Co‑Chairman Emeritus of our Board of Directors, is the father of Brian J. Ratner and Deborah Ratner Salzberg and is first cousin to Charles A. Ratner, James A. Ratner, Ronald A. Ratner, Joan K. Shafran and Bruce C. Ratner, Executive Vice President and a Director. Samuel H. Miller was married to Ruth Ratner Miller (now deceased), a sister of Albert B. Ratner, and is the father of Abraham Miller. General partners holding 60% of the total voting power of RMS LP determine how to vote the Class B common stock held by RMS LP. No person may transfer his or her interest in the Class B common stock held by RMS LP without complying with various rights of first refusal.
In addition, at January 31, 2014, members of these families collectively owned 6.2% of the Class A common stock. As a result of their ownership in Forest City, these family members and RMS LP have the ability to elect a majority of our Board of Directors and to control our management and policies. Generally, they may, without the consent of our other shareholders, determine the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and may also prevent or cause a change in control of Forest City.
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
RMS Investment Corp. Provides Property Management and Leasing Services to Us and Is Controlled By Some of Our Affiliates
We paid approximately $242,000 and $261,000 as total compensation during the years ended December 31, 2013 and January 31, 2013, respectively, to RMS Investment Corp. for property management and leasing services. RMS Investment Corp. is controlled by members of the Ratner, Miller and Shafran families, some of whom are our directors and executive officers.
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
If not all necessary requirements for qualification for such tax credits are met, our investment partners may not be able to receive expense allocations associated with these properties and we may be required to indemnify our investment partners on an after-tax basis for these amounts. Indemnification payments (if required) could have a material adverse effect on our results of operations and cash flows.

The Slow Recovery in the Housing Market May Continue to Adversely Affect Our Results of Operations and Cash Flows
Despite some positive signs indicating a modest recovery in the past year, the United States has experienced a sustained downturn in the residential housing market, resulting in a decline in both the demand for, and price of housing, and has recently seen some positive signs that may lead to a recovery. Any further recovery in the housing market is expected to be slow. For our remaining active land project, Stapleton, we depend on homebuilders and buyers, which have been significantly and adversely impacted by the housing downturn, to continue buying our land inventory. Our residential land sales at Stapleton have remained steady and were not as negatively impacted by the recession as other residential land projects. However, if the market does not recover, it may eventually have a more pronounced negative impact on Stapleton. We do not know how long it will take the national housing market to recover or if we will ever see a return to previous conditions. Our ability to sustain our historical sales levels of land at Stapleton depends in part on the continued strength of the local housing market. Our failure to successfully sell our land inventory on favorable terms would adversely affect our results of operations and cash flows and could result in a write-down in the value of our land due to impairment.
In addition, we have made certain interest-bearing advances to the Park Creek Metropolitan District (the “District”) for in-tract infrastructure at Stapleton. The District is obligated to repay the advances pursuant to various Reimbursement Agreements. The District intends to repay the advances from the future issuances of bonds, supported by the real estate tax base at Stapleton. If the future real estate tax base at Stapleton is not adequate to support the projected amount of future issuances of bonds to repay the advances, we may have to write-off some or all of the advances, which could be significant.
Failure to Continue to Maintain Effective Internal Controls in Accordance with Section 404 of the Sarbanes-Oxley Act of 2002 Could Have a Material Adverse Effect on Our Ability to Ensure Timely and Reliable Financial Reporting
Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") requires our management to evaluate the effectiveness of, and our independent registered public accounting firm to attest to, our internal control over financial reporting. The process of documenting, testing and evaluating our internal control over financial reporting is complex and time consuming. Due to this complexity and the time-consuming nature of the process, and because currently unforeseen events or circumstances beyond our control could arise, we may not be able to continue to comply fully in subsequent fiscal periods with Section 404 in our Annual Report on Form 10-K. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404, which could adversely affect public confidence in our ability to record, process, summarize and report financial data to ensure timely and reliable external financial reporting.
Compliance or Failure to Comply with the Americans with Disabilities Act and Other Similar Laws Could Result in Substantial Costs
The Americans with Disabilities Act generally requires that public buildings, including office buildings, be made accessible to disabled persons. In the event that we are not in compliance with the Americans with Disabilities Act, the federal government could fine us or private parties could be awarded damages against us. If we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our results of operations and cash flows.
We may also incur significant costs complying with other regulations. Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. In addition, existing requirements may change and compliance with future requirements may require significant unanticipated expenditures that could adversely affect our cash flows and results of operations.
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
In July 2010, the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The Dodd-Frank Act was enacted in part to impose significant investment restrictions and capital requirements on banking entities and other organizations in the financial services industry, which may result in such entities and organizations instituting more conservative practices with respect to financing instruments. While we do not operate in the financial services industry, the Dodd-Frank Act could have an adverse impact on our business, results of operations and financial condition. While the full impact of the Dodd-Frank Act cannot be assessed until all implementing regulations are released, the Dodd-Frank Act may adversely affect the cost, availability and terms of financial instruments, such as nonrecourse mortgage loans, interest rate swaps and other hedging instruments; further reduce our access to capital; and limit availability of favorable terms of financing from lenders. The European Union and other major governmental authorities have enacted, or are in the process of enacting, similar legislation which could have similar impacts on foreign investments.
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
Cybersecurity Risks and Cyber Incidents Could Adversely Affect Our Business and Disrupt Operations
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those that we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. Our financial results may be negatively impacted by such an incident or resulting negative media attention.
A cyber incident could:

•	Disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;

•	Result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;

•
Result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	Result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	Require significant management attention and resources to remedy and damages that result;

•	Subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	Damage our reputation among our tenants and investors.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our Corporate headquarters are located in Cleveland, Ohio and are owned by us. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, the Greater New York City metropolitan area, Philadelphia, the Greater San Francisco metropolitan area and the Greater Washington D.C. metropolitan area.
The following schedules present information on our portfolio of real estate assets. The Development Pipeline provides information on 2013 property openings and those projects under construction as of December 31, 2013. The Real Estate Operating Portfolio is a listing by product type, broken out by consolidated and unconsolidated assets.

Development Pipeline
Property Openings and Projects Under Construction
as of December 31, 2013

2013 Property Openings	Location	Date Opened/Anticipated Opening	FCE Legal Ownership %		Consolidated (C) Unconsolidated (U)	Total Cost (in millions)	Square Feet/ Number of Units	Gross Leasable Area	Lease Commitment % (a)

Residential:
The Continental	Dallas, TX	Q1-13	100%		C	$54.8	203	5,000	84%
1111 Stratford	Stratford, CT	Q3-13/Q1-14	100%		C	23.9	128	—	30%
Aster Conservatory Green	Denver, CO	Q3-13/14	90%		C	49.5	352	—	21%
						$128.2	683	5,000
Retail Center:
The Yards - Lumber Shed	Washington, D.C.	Q3-13	100%		C	$15.5	32,000	32,000	83%
Total 2013 Openings						$143.7

Projects Under Construction

Residential:
Radian (120 Kingston)	Boston, MA	Q2-14	50%		U	$133.3	240	5,000
2175 Market Street	San Francisco, CA	Q3-14	25%		C	41.6	88	6,000
The Yards - Twelve12	Washington, D.C.	Q3-14	80%	(b)	C	122.3	218	88,000	Retail: 92%
Winchester Lofts	New Haven, CT	Q3-14	90%		C	58.8	158	—
3700M (West Village)	Dallas, TX	Q3-14/Q4-14	25%		U	89.3	381	—
Atlantic Yards - B2 BKLYN	Brooklyn, NY	Q4-14	25%		C	183.9	363	4,000
						$629.2	1,448	103,000
Office:
300 Massachusetts Ave	Cambridge, MA	Q1-16	50%		U	$175.1	246,000	246,000	94%
Total Projects Under Construction						$804.3

Fee Development Project (c)
Dept. of Health & Mental Hygiene (DHMH)	Baltimore, MD	Q2-14	-		-	$138.0	234,000
FOOTNOTES

(a)	Lease commitments as of February 17, 2014.

(b)	Represents legal ownership of the residential units. Legal ownership for the retail space is 100%.

(c)	This is a fee development project in which we have no ownership interest. Therefore, this cost is not included on our balance sheet.

Real Estate Operating Portfolio as of December 31, 2013 - Commercial Group - Office Buildings

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Major Tenants	Leasable Square Feet	Leasable Square Feet at Pro- Rata %
Consolidated Office Buildings
2 Hanson Place	2004	100%	100%	Brooklyn, NY	Bank of New York, HSBC	399,000	399,000
4930 Oakton	2006	100%	100%	Skokie, IL	Sanford Brown College	40,000	40,000
Ballston Common Office Center	2005	100%	100%	Arlington, VA	US Coast Guard	174,000	174,000
Commerce Court	2007	100%	100%	Pittsburgh, PA	US Bank; Wesco Distributors; Cardworks Services; Marc USA	379,000	379,000
Edgeworth Building	2006	100%	100%	Richmond, VA	Hirschler Fleischer; Ernst & Young; Rummel, Klepper & Kahl	137,000	137,000
Halle Building	1986	100%	100%	Cleveland, OH	Case Western Reserve University; CEOGC	409,000	409,000
Harlem Center	2003	100%	100%	Manhattan, NY	Office of General Services-Temporary Disability & Assistance; State Liquor Authority	147,000	147,000
Illinois Science and Technology Park
4901 Searle (A)	2006	100%	100%	Skokie, IL	Northshore University Health System	191,000	191,000
8025 Lamon (P)	2006	100%	100%	Skokie, IL	WIL Research; Vetter Development Services	128,000	128,000
8045 Lamon (Q)	2007	100%	100%	Skokie, IL	Astellas; Polyera; Fresenius Kabi USA, LLC	161,000	161,000
Johns Hopkins - 855 North Wolfe Street	2008	84%	99%	Baltimore, MD	Johns Hopkins; Brain Institute; Howard Hughes Institute; Lieber Institute	279,000	276,000
Mesa del Sol
5600 University SE	2006	95%	95%	Albuquerque, NM	MSR-FSR, LLC; CFV Solar	87,000	83,000
Aperture Center	2008	95%	95%	Albuquerque, NM	Forest City Covington NM, LLC	76,000	72,000
Fidelity	2008/2009	80%	80%	Albuquerque, NM	Fidelity Investments	210,000	168,000
MetroTech Campus
One MetroTech Center	1991	83%	83%	Brooklyn, NY	JP Morgan Chase; National Grid	937,000	773,000
Two MetroTech Center	1990	83%	83%	Brooklyn, NY	City of New York - Board of Education; City of New York - DoITT; Internal Revenue Service	522,000	431,000
Nine MetroTech Center North	1997	85%	85%	Brooklyn, NY	City of New York - Fire Department	317,000	269,000
Eleven MetroTech Center	1995	85%	85%	Brooklyn, NY	City of New York - DoITT; E-911	216,000	184,000
Twelve MetroTech Center	2004	100%	100%	Brooklyn, NY	National Union Fire Insurance Co.	177,000	177,000
Fifteen MetroTech Center	2003	95%	95%	Brooklyn, NY	Wellpoint, Inc.; City of New York - HRA	650,000	618,000
New York Times	2007	100%	100%	Manhattan, NY	ClearBridge Advisors, LLC, a Legg Mason Co.; Covington & Burling; Osler Hoskin & Harcourt; Seyfarth Shaw	738,000	738,000
One Pierrepont Plaza	1988	100%	100%	Brooklyn, NY	Morgan Stanley; U.S. Probation; Mt. Sinai School of Medicine	739,000	739,000
Post Office Plaza	1990	100%	100%	Cleveland, OH	URS Energy; Chase Home Finance, LLC; Quicken Loans; Squire Sanders	476,000	476,000
Richmond Office Park	2007	100%	100%	Richmond, VA	The Brinks Co.; Wells Fargo; Bon Secours Virginia HealthSource	568,000	568,000
Skylight Office Tower	1991	93%	100%	Cleveland, OH	Ulmer & Berne, LLP; Social Security Administration	321,000	321,000
Stapleton - 3055 Roslyn	2006	90%	90%	Denver, CO	University of Colorado Hospital	45,000	41,000
Terminal Tower	1983	100%	100%	Cleveland, OH	Forest City Enterprises, Inc.; Falls Communications; Riverside Company	597,000	597,000
University of Pennsylvania	2004	100%	100%	Philadelphia, PA	University of Pennsylvania	122,000	122,000
Consolidated Office Buildings Total						9,242,000	8,818,000

Real Estate Operating Portfolio as of December 31, 2013 - Commercial Group - Office Buildings (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Major Tenants	Leasable Square Feet	Leasable Square Feet at Pro- Rata %
Unconsolidated Office Buildings
818 Mission Street	2008	50%	50%	San Francisco, CA	Denny's	28,000	14,000
Bulletin Building	2006	50%	50%	San Francisco, CA	BioHealth College; SF Filipino Cultural Center	78,000	39,000
Enterprise Place	1998	50%	50%	Beachwood, OH	University of Phoenix; Advance Payroll; PS Executive Centers; Retina Assoc. of Cleveland	132,000	66,000
Signature Square I	1986	50%	50%	Beachwood, OH	Ciuni & Panichi; PCC Airfoils; Liberty Bank	79,000	40,000
Signature Square II	1989	50%	50%	Beachwood, OH	Pro Ed Communications; Goldberg Co.; Resilience Management	82,000	41,000
University Park at MIT
35 Landsdowne Street	2002	51%	51%	Cambridge, MA	Millennium Pharmaceuticals	202,000	103,000
350 Massachusetts Ave	1998	50%	50%	Cambridge, MA	Millennium Pharmaceuticals; Novartis; Star Market	169,000	85,000
40 Landsdowne Street	2003	51%	51%	Cambridge, MA	Millennium Pharmaceuticals	215,000	110,000
45/75 Sidney Street	1999	51%	51%	Cambridge, MA	Millennium Pharmaceuticals; Novartis	277,000	141,000
65/80 Landsdowne Street	2001	51%	51%	Cambridge, MA	Partners HealthCare System	122,000	62,000
88 Sidney Street	2002	51%	51%	Cambridge, MA	Vertex Pharmaceuticals	145,000	74,000
Clark Building	1989	50%	50%	Cambridge, MA	Sanofi Pasteur Biologics; Agios Pharmaceuticals	122,000	61,000
Jackson Building	1987	51%	51%	Cambridge, MA	Ariad Pharmaceuticals, Inc.	99,000	50,000
Richards Building	1990	51%	51%	Cambridge, MA	Genzyme Biosurgery; Ariad Pharmaceuticals, Inc.	126,000	64,000
Unconsolidated Office Buildings Total						1,876,000	950,000
Total Office Buildings at December 31, 2013						11,118,000	9,768,000
Total Office Buildings at January 31, 2013						12,999,000	11,379,000

Real Estate Operating Portfolio as of December 31, 2013 - Commercial Group - Retail Centers

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Major Tenants/Anchors	Total Square Feet	Total Square Feet at Pro- Rata %	Gross Leasable Area	Gross Leasable Area at Pro- Rata %
Consolidated Regional Malls
Ballston Common Mall	1986/1999	100%	100%	Arlington, VA	Macy’s; Sport & Health; Regal Cinemas	579,000	579,000	311,000	311,000
Northfield at Stapleton	2005/2006	100%	100%	Denver, CO	Bass Pro Shops; Target; Harkins Theatre; JCPenney; Macy’s	1,127,000	1,127,000	664,000	664,000
Promenade Bolingbrook	2007	100%	100%	Bolingbrook, IL	Bass Pro Shops; Macy’s; iPic Theaters; Barnes & Noble; Designer Shoe Warehouse	771,000	771,000	581,000	581,000
Shops at Wiregrass	2008	50%	100%	Tampa, FL	JCPenney; Dillard’s; Macy’s; Barnes & Noble	742,000	742,000	358,000	358,000
Westchester’s Ridge Hill	2011/2012	70%	100%	Yonkers, NY	Lord & Taylor; WESTMED Medical Group; Apple; LA Fitness; Whole Foods; Dick’s Sporting Goods; National Amusements' Cinema de Lux; Legoland	1,336,000	1,336,000	1,336,000	1,336,000
Unconsolidated Regional Malls
Antelope Valley Mall	1990/1999	51%	51%	Palmdale, CA	Macy’s; Sears; JCPenney; Dillard’s; Forever 21; Cinemark Theatre	1,196,000	610,000	478,000	244,000
Boulevard Mall	1996/2000	50%	50%	Amherst, NY	JCPenney; Macy’s; Sears; Michael’s	912,000	456,000	336,000	168,000
Charleston Town Center	1983	26%	26%	Charleston, WV	Macy’s; JCPenney; Sears; Brickstreet Insurance	892,000	227,000	358,000	91,000
Galleria at Sunset	1996/2002	51%	51%	Henderson, NV	Dillard’s; Macy’s; JCPenney; Dick’s Sporting Goods; Kohl’s	1,048,000	534,000	412,000	210,000
Mall at Robinson	2001	51%	51%	Pittsburgh, PA	Macy’s; Sears; JCPenney; Dick’s Sporting Goods	880,000	449,000	384,000	196,000
Mall at Stonecrest	2001	51%	51%	Atlanta, GA	Kohl’s; Sears; JCPenney; Dillard’s; AMC Theatres; Macy’s	1,226,000	625,000	397,000	202,000
Promenade in Temecula	1999/2002/2009	51%	51%	Temecula, CA	JCPenney; Sears; Macy’s; Edwards Cinema	1,279,000	652,000	544,000	277,000
San Francisco Centre	2006	50%	50%	San Francisco, CA	Nordstrom; Bloomingdale’s; Century Theatres; San Francisco State University; Microsoft	1,462,000	731,000	788,000	394,000
Short Pump Town Center	2003/2005	34%	34%	Richmond, VA	Nordstrom; Macy’s; Dillard’s; Dick’s Sporting Goods	1,310,000	445,000	598,000	203,000
South Bay Galleria	1985/2001	51%	51%	Redondo Beach, CA	Nordstrom; Macy’s; Kohl’s; AMC Theatres	960,000	490,000	393,000	200,000
Victoria Gardens	2004/2007	51%	51%	Rancho Cucamonga, CA	Bass Pro Shops; Macy’s; JCPenney; AMC Theatres	1,401,000	715,000	829,000	423,000
Regional Malls Total						17,121,000	10,489,000	8,767,000	5,858,000
Consolidated Specialty Retail Centers
Atlantic Center Site V	1998	100%	100%	Brooklyn, NY	Modell’s; PC Richard & Son	47,000	47,000	17,000	17,000
Avenue at Tower City Center	1990	100%	100%	Cleveland, OH	Hard Rock Café; Morton’s of Chicago; Cleveland Cinemas; Horseshoe Casino	365,000	365,000	365,000	365,000
Brooklyn Commons	2004	100%	100%	Brooklyn, NY	Lowe’s	151,000	151,000	151,000	151,000
East 29th Avenue Town Center	2004	90%	90%	Denver, CO	King Soopers; Walgreen's; Casey's Pub; Chipotle; SDC Services Corp.; Exempla, Inc.	181,000	163,000	98,000	88,000
Fairmont Plaza Cinema	1998	100%	100%	San Jose, CA	Camera 12 Cinemas	70,000	70,000	70,000	70,000
Quartermaster Plaza	2004	100%	100%	Philadelphia, PA	Home Depot; BJ’s Wholesale Club; Staples; PetSmart; Walgreen’s	456,000	456,000	456,000	456,000
Station Square	1994/2002	100%	100%	Pittsburgh, PA	Hard Rock Café; Grand Concourse Restaurant; Buca di Beppo; Texas de Brazil; Pittsburgh Riverhounds	233,000	233,000	233,000	233,000
The Yards
Boilermaker Shops	2012	100%	100%	Washington, D.C.	Buzz Bakery; Willie’s Brew & Que; Well’s Cleaners; Bluejacket Brewery; GNC	39,000	39,000	39,000	39,000
Lumber Shed	2013	100%	100%	Washington, D.C.	FC Washington; Osteria Morini; Agua 301	32,000	32,000	32,000	32,000

Real Estate Operating Portfolio as of December 31, 2013 - Commercial Group - Retail Centers (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Major Tenants/Anchors	Total Square Feet	Total Square Feet at Pro- Rata %	Gross Leasable Area	Gross Leasable Area at Pro- Rata %
Unconsolidated Specialty Retail Centers
42nd Street	1999	51%	51%	Manhattan, NY	AMC Theatres; Madame Tussaud’s Wax Museum; Modell's; Dave & Buster’s; Ripley’s Believe It or Not!	312,000	159,000	312,000	159,000
Atlantic Center	1996	51%	51%	Brooklyn, NY	Pathmark; OfficeMax; Old Navy; Marshall’s; NYC - Dept of Motor Vehicles; Best Buy; Burlington Coat Factory	396,000	202,000	396,000	202,000
Atlantic Terminal	2004	51%	51%	Brooklyn, NY	Target; Designer Shoe Warehouse; Chuck E. Cheese’s; Guitar Center; Uniqlo	371,000	189,000	371,000	189,000
Bruckner Boulevard	1996	51%	51%	Bronx, NY	Conway; Old Navy; Marshall's	116,000	59,000	116,000	59,000
Columbia Park Center	1999	38%	38%	North Bergen, NJ	Shop Rite; Old Navy; Staples; LA Fitness; Shopper’s World; Phoenix Theatres	347,000	133,000	347,000	133,000
Court Street	2000	51%	51%	Brooklyn, NY	United Artists Theatres; Barnes & Noble	102,000	52,000	102,000	52,000
Eastchester	2000	51%	51%	Bronx, NY	Pathmark	63,000	32,000	63,000	32,000
^ East River Plaza	2009/2010	50%	50%	Manhattan, NY	Costco; Target; Old Navy; Marshall’s; PetSmart; Bob’s Furniture; Aldi; Burlington Coat Factory	527,000	264,000	527,000	264,000
Forest Avenue	2000	51%	51%	Staten Island, NY	United Artists Theatres	70,000	36,000	70,000	36,000
Golden Gate	1958	50%	50%	Mayfield Heights, OH	OfficeMax; JoAnn Fabrics; Marshall’s; World Market; HH Gregg; PetSmart	361,000	181,000	361,000	181,000
Gun Hill Road	1997	51%	51%	Bronx, NY	Home Depot; Chuck E. Cheese’s	147,000	75,000	147,000	75,000
Harlem Center	2002	51%	51%	Manhattan, NY	Marshall’s; CVS/Pharmacy; Staples; H&M; Planet Fitness	126,000	64,000	126,000	64,000
Kaufman Studios	1999	51%	51%	Queens, NY	United Artists Theatres	84,000	43,000	84,000	43,000
Northern Boulevard	1997	51%	51%	Queens, NY	Stop & Shop; Marshall’s; Old Navy; Guitar Center; Raymour & Flanigan Furniture	218,000	111,000	218,000	111,000
Queens Place	2001	51%	51%	Queens, NY	Target; Best Buy; Designer Shoe Warehouse; Macy’s Furniture	455,000	232,000	222,000	113,000
Richmond Avenue	1998	51%	51%	Staten Island, NY	Staples; Dick’s Sporting Goods	76,000	39,000	76,000	39,000
Specialty Retail Centers Total						5,345,000	3,427,000	4,999,000	3,203,000
Total Retail Centers at December 31, 2013						22,466,000	13,916,000	13,766,000	9,061,000
Total Retail Centers at January 31, 2013						24,643,000	19,724,000	15,255,000	11,958,000
COMMERCIAL GROUP - ARENA

Name	Date of Opening	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Major Tenants	Total Square Feet	Total Square Feet at Pro- Rata %	Est. Seating Capacity for NBA Basketball Event	Est. Seating Capacity for NHL Hockey Event
Barclays Center	2012	34%	55%	Brooklyn, NY	The Brooklyn Nets (NBA Team); The NY Islanders (NHL Team, 2015-16 season)	670,000	369,000	18,000	14,500

Real Estate Operating Portfolio as of December 31, 2013 - Residential Group - Apartments

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (3)	Leasable Units at Pro-Rata % (3)
Consolidated Apartment Communities
100 (100 Landsdowne Street)	2005	100%	100%	Cambridge, MA	203	203
1111 Stratford	2013-2014	100%	100%	Stratford, CT	128	128
1251 S. Michigan	2006	0%	100%	Chicago, IL	91	91
American Cigar Company	2000	100%	100%	Richmond, VA	171	171
Ashton Mill	2005	100%	100%	Cumberland, RI	193	193
Aster Conservatory Green	2013-2014	90%	90%	Denver, CO	352	317
Botanica Eastbridge	2012	90%	90%	Denver, CO	118	106
Brookview Place	1979	13%	100%	Dayton, OH	232	232
Cameron Kinney	2007	100%	100%	Richmond, VA	259	259
Cedar Place	1974	3%	100%	Lansing, MI	220	220
Consolidated-Carolina	2003	90%	100%	Richmond, VA	158	158
Cutter’s Ridge at Tobacco Row	2006	100%	100%	Richmond, VA	12	12
Drake Tower	1998	95%	95%	Philadelphia, PA	284	270
Easthaven at the Village	1994/1995	100%	100%	Beachwood, OH	360	360
Foundry Lofts	2011	80%	100%	Washington, D.C.	170	170
Grand Lowry Lofts	2000	100%	100%	Denver, CO	261	261
Hamel Mill Lofts	2008-2010	90%	100%	Haverhill, MA	305	305
Heritage	2002	100%	100%	San Diego, CA	230	230
Hummingbird Pointe	1972-1973	100%	100%	Parma, OH	406	406
Independence Place I	1973	50%	50%	Parma Heights, OH	202	101
Independence Place II	2003	100%	100%	Parma Heights, OH	200	200
Kennedy Biscuit Lofts	1990	3%	100%	Cambridge, MA	142	142
Knolls	1995	100%	100%	Orange, CA	260	260
Lofts 23	2005	100%	100%	Cambridge, MA	51	51
Lofts at 1835 Arch	2001	95%	95%	Philadelphia, PA	191	182
Lucky Strike	2008	89%	100%	Richmond, VA	131	131
Mercantile Place on Main	2008	100%	100%	Dallas, TX	366	366
Metro 417	2005	100%	100%	Los Angeles, CA	277	277
Metropolitan	1989	100%	100%	Los Angeles, CA	270	270
Midtown Towers	1969	100%	100%	Parma, OH	635	635
Museum Towers	1997	100%	100%	Philadelphia, PA	286	286
North Church Towers	2009	100%	100%	Parma Heights, OH	399	399
One Franklintown	1988	100%	100%	Philadelphia, PA	335	335
Pavilion	1992	95%	95%	Chicago, IL	1,114	1,058
Perrytown Place	1973	8%	100%	Pittsburgh, PA	231	231
Presidio Landmark	2010	1%	100%	San Francisco, CA	161	161
Queenswood	1990	93%	93%	Corona, NY	296	276
Sky55	2006	100%	100%	Chicago, IL	411	411

Real Estate Operating Portfolio as of December 31, 2013 - Residential Group - Apartments (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (3)	Leasable Units at Pro-Rata % (3)
Consolidated Apartment Communities (continued)
The Aster Town Center	2012	90%	90%	Denver, CO	85	77
The Continental	2013	100%	100%	Dallas, TX	203	203
Town Center (Botanica on the Green & Crescent Flats)	2004/2007	90%	90%	Denver, CO	298	268
Uptown Apartments	2008	100%	100%	Oakland, CA	665	665
Wilson Building	2007	100%	100%	Dallas, TX	135	135
Consolidated Apartment Communities Total					11,497	11,212
Consolidated Supported Living Apartments
Forest Trace	2000	100%	100%	Lauderhill, FL	322	322
Consolidated Apartments Total					11,819	11,534

Real Estate Operating Portfolio as of December 31, 2013 - Residential Group - Apartments (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (3)	Leasable Units at Pro-Rata % (3)
Unconsolidated Apartment Communities
^ 8 Spruce Street	2011/2012	26%	26%	Manhattan, NY	899	234
91 Sidney (Residences at University Park)	2002	40%	40%	Cambridge, MA	135	54
Arbor Glen	2001-2007	50%	50%	Twinsburg, OH	288	144
Barrington Place	2008	50%	50%	Raleigh, NC	274	137
Bayside Village	1988-1989	50%	50%	San Francisco, CA	862	431
Big Creek	1996-2001	50%	50%	Parma Heights, OH	516	258
Camelot	1967	50%	50%	Parma Heights, OH	151	76
Cherry Tree	1996-2000	50%	50%	Strongsville, OH	442	221
Chestnut Lake	1969	50%	50%	Strongsville, OH	789	395
Cobblestone Court Apartments	2006-2009	50%	50%	Painesville, OH	400	200
Colonial Grand	2003	50%	50%	Tampa, FL	176	88
Coppertree	1998	50%	50%	Mayfield Heights, OH	342	171
Deer Run	1987-1990	46%	46%	Twinsburg, OH	562	259
^ DKLB BKLN	2009/2010	51%	51%	Brooklyn, NY	365	186
Eaton Ridge	2002-2004	50%	50%	Sagamore Hills, OH	260	130
Fenimore Court	1982	9%	50%	Detroit, MI	144	72
Fort Lincoln II	1979	45%	45%	Washington, D.C.	176	79
Fort Lincoln III & IV	1981	25%	25%	Washington, D.C.	306	76
Grand	1999	43%	43%	North Bethesda, MD	549	235
Hamptons	1969	50%	50%	Beachwood, OH	651	326
Hunter’s Hollow	1990	50%	50%	Strongsville, OH	208	104
Legacy Arboretum	2008	50%	50%	Charlotte, NC	266	133
Legacy Crossroads	2008-2009	50%	50%	Cary, NC	344	172
Lenox Club	1991	48%	48%	Arlington, VA	385	183
Lenox Park	1992	48%	48%	Silver Spring, MD	406	193
Liberty Hills	1979-1986	50%	50%	Solon, OH	396	198
Newport Landing	2002-2005	50%	50%	Coventry Township, OH	336	168
Noble Towers	1979	50%	50%	Pittsburgh, PA	133	67
Parkwood Village	2001-2002	50%	50%	Brunswick, OH	204	102
Pine Ridge Valley	1967-1974, 2005-2007	50%	50%	Willoughby Hills, OH	1,309	655
Settler’s Landing at Greentree	2000-2004	50%	50%	Streetsboro, OH	408	204
Stratford Crossing	2007-2010	50%	50%	Wadsworth, OH	348	174
Surfside Towers	1970	50%	50%	Eastlake, OH	246	123
Sutton Landing	2007-2009	50%	50%	Brimfield, OH	216	108
Tamarac	1990-2001	50%	50%	Willoughby, OH	642	321
Westwood Reserve	2002	50%	50%	Tampa, FL	340	170
Woodgate / Evergreen Farms	2004-2006	33%	33%	Olmsted Township, OH	348	116
Worth Street	2003	50%	50%	Manhattan, NY	330	165
Unconsolidated Apartment Communities Total					15,152	7,128

Real Estate Operating Portfolio as of December 31, 2013 - Residential Group - Apartments (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (3)	Leasable Units at Pro-Rata % (3)
Unconsolidated Senior Housing Apartments
Autumn Ridge	2002	100%	100%	Sterling Heights, MI	251	251
Bowin Place	1998	95%	95%	Detroit, MI	193	183
Brookpark Place	1976	100%	100%	Wheeling, WV	152	152
Buckeye Towers	1976	12%	12%	New Boston, OH	120	15
Burton Place	2000	90%	90%	Burton, MI	200	180
Cambridge Towers	2002	100%	100%	Detroit, MI	250	250
Canton Towers	1978	12%	12%	Canton, OH	199	24
Carl D. Perkins	2002	100%	100%	Pikeville, KY	150	150
Casa Panorama (Panorama Towers)	1978	99%	99%	Panorama City, CA	154	152
Connellsville Towers	1981	14%	14%	Connellsville, PA	111	16
Coraopolis Towers	2002	80%	80%	Coraopolis, PA	200	160
Donora Towers	2002	100%	100%	Donora, PA	103	103
Farmington Place	1980	100%	100%	Farmington, MI	153	153
Frenchtown Place	1975	8%	100%	Monroe, MI	151	151
Glendora Gardens	1983	2%	46%	Glendora, CA	105	48
Grove	2003	100%	100%	Ontario, CA	101	101
Lakeland Place	1998	95%	95%	Waterford, MI	200	190
Lima Towers	1977	12%	12%	Lima, OH	200	24
Miramar Towers	1980	11%	100%	Los Angeles, CA	157	157
North Port Village	1981	31%	31%	Port Huron, MI	251	77
Nu Ken Tower (Citizen’s Plaza)	1981	9%	50%	New Kensington, PA	101	51
Oceanpointe Towers	1980	11%	100%	Long Branch, NJ	151	151
Park Place Towers	1975	24%	100%	Mt. Clemens, MI	187	187
Pine Grove Manor	1973	15%	100%	Muskegon Township, MI	172	172
Plymouth Square	2003	100%	100%	Detroit, MI	280	280
Potomac Heights Village	1981	11%	100%	Keyser, WV	141	141
Riverside Towers	1977	10%	100%	Coshocton, OH	100	100
Shippan Avenue	1980	100%	100%	Stamford, CT	148	148
St. Mary’s Villa	2002	40%	40%	Newark, NJ	360	144
The Springs	1981	11%	100%	La Mesa, CA	129	129
Tower 43	2002	100%	100%	Kent, OH	101	101
Towne Centre Place	1975	10%	100%	Ypsilanti, MI	170	170
Village Center	1983	100%	100%	Detroit, MI	254	254

Real Estate Operating Portfolio as of December 31, 2013 - Residential Group - Apartments (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (3)	Leasable Units at Pro-Rata % (3)
Unconsolidated Senior Housing Apartments (continued)
Village Square	1978	100%	100%	Williamsville, NY	100	100
Ziegler Place	1978	100%	100%	Livonia, MI	141	141
Unconsolidated Senior Housing Apartments Total					5,936	4,806
Unconsolidated Apartments Total					21,088	11,934
Combined Apartments Total					32,907	23,468
Federally Subsidized Housing (Total of 5 Buildings)					741
Total Apartment Units at December 31, 2013					33,648
Total Apartment Units at January 31, 2013					35,190

Real Estate Portfolio as of December 31, 2013 - Residential Group - Military Housing

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (3)
Unconsolidated Military Housing
Air Force Academy	2007-2011	50%	50%	Colorado Springs, CO	427
Hawaii Phase IV (Under Construction)	2007-2014	1%	^^	Kaneohe, HI	1,141
Marines, Hawaii Increment II	2007-2011	1%	^^	Honolulu, HI	1,175
Midwest Millington	2008-2011	1%	^^	Memphis, TN	318
Navy, Hawaii Increment III	2007-2011	1%	^^	Honolulu, HI	2,520
Navy Midwest	2006-2011	1%	^^	Chicago, IL	1,401
Ohana Military Communities, Hawaii Increment I	2005-2008	1%	^^	Honolulu, HI	1,952
Pacific Northwest Communities	2007-2011	20%	^^	Seattle, WA	2,985
Southern Group:
Arnold Air Force Base	2011-2013	100%	^^^	Tullahoma, TN	22
Joint Base Charleston	2011-2013	100%	^^^	Charleston, SC	345
Keesler Air Force Base	2011-2012	100%	^^^	Biloxi, MS	1,188
Shaw Air Force Base (Under Construction)	2011-2015	100%	^^^	Sumter, SC	630
Unconsolidated Military Housing Total					14,104
Total Military Housing Units at December 31, 2013					14,104
Total Military Housing Units at January 31, 2013					14,104

(1)	Represents our actual equity ownership in the underlying property, rounded to the nearest whole percent.

(2)
Represents the percentage of income or loss allocation expected to be received during the reporting period based on the entity's capital structure. Amounts differ from legal ownership due to various scenarios, including but not limited to our right to preferred returns on our initial or disproportionate equity fundings, various tax credits and tax related structures. (Rounded to the nearest whole percent.)

(3)	Represents 100% of the leasable units in the apartment community. Leasable units at Pro-Rata % represents the total leasable units multiplied by the Pro-Rata ownership percent.
^ Legal ownership percentage reflects the effect of a partner buyout which occurred on January 2, 2014.

^^	Our share of residual cash flow ranges from 0-20% during the life cycle of the project.

^^^	We do not share in any cash flow from operations. However, we are entitled to the return of our equity at the end of the 50-year lease term.

Item 3. Legal Proceedings
The Company is involved in various claims and lawsuits incidental to its business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on the Company’s consolidated financial statements.
Item 4. Mine Safety Disclosures
Not applicable.
Pursuant to General Instruction G of Form 10-K, the following is included as an unnumbered item to Part I of the Form 10-KT.
Executive Officers of the Registrant
The following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 2014. The names and ages of and positions held by the executive officers of the Company are presented in the following list. Each individual has been appointed to serve for the period which ends on the date of the Annual Meeting of Shareholders to be held on May 29, 2014.

Name	Age	Current Position
Charles A. Ratner (1)	72	Chairman of the Board of Directors
David J. LaRue	52	Chief Executive Officer, President and Director
Bruce C. Ratner (1)	69	Executive Vice President and Director
James A. Ratner (1)	69	Executive Vice President
Ronald A. Ratner (1)	66	Executive Vice President and Director
Brian J. Ratner (1)	56	Executive Vice President and Director
Deborah Ratner Salzberg (1)	60	Executive Vice President and Director
Robert G. O’Brien	56	Executive Vice President and Chief Financial Officer
Andrew J. Passen	65	Executive Vice President, Human Resources
Geralyn M. Presti	58	Executive Vice President, General Counsel and Secretary
Linda M. Kane	56	Senior Vice President and Treasurer
Charles D. Obert	48	Senior Vice President, Chief Accounting Officer and Corporate Controller

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

•
Bruce C. Ratner has been Executive Vice President since November 2006. He has been Chairman of Forest City Ratner Companies, a subsidiary of the Company, since April 2013. He previously served as Chief Executive Officer of Forest City Ratner Companies from 1987 to April 2013.

•	James A. Ratner has been Executive Vice President since March 1988.

•	Ronald A. Ratner has been Executive Vice President since March 1988.

•	Brian J. Ratner has been Executive Vice President since June 2001.

•	Deborah Ratner Salzberg has been Executive Vice President since June 2013. She has been President of Forest City Washington, Inc., a subsidiary of the Company, since 2002.

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

(1)
Charles A. Ratner, James A. Ratner and Ronald A. Ratner are brothers. Bruce C. Ratner is first cousin to Charles A. Ratner, James A. Ratner, and Ronald A. Ratner. Brian J. Ratner and Deborah Ratner Salzberg are siblings.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A and Class B common stock are traded on the New York Stock Exchange (“NYSE”) under the symbols FCEA and FCEB, respectively. At December 31 and January 31, 2013, the market price of the Company’s Class A common stock was $19.10 and $16.91, respectively, and the market price of the Company’s Class B common stock was $18.93 and $16.90, respectively. As of January 31, 2014, the number of registered holders of Class A and Class B common stock was 1,273 and 382, respectively.
The following tables summarize the quarterly high and low sales prices per share of the Company’s Class A and Class B common stock as reported by the NYSE and the dividends declared per common share:

	Two Months Ended	Quarter Ended
	December 31, 2013	October 31, 2013	July 31, 2013	April 30, 2013
Market price range of common stock
Class A
High	$20.51	$20.50	$20.25	$18.67
Low	$18.20	$16.91	$17.15	$15.50
Class B
High	$20.41	$20.41	$20.00	$18.45
Low	$18.30	$16.87	$17.24	$15.73
Quarterly dividends declared per common share Class A and Class B (1)	$—	$—	$—	$—
	Quarter Ended
	January 31, 2013	October 31, 2012	July 31, 2012	April 30, 2012
Market price range of common stock
Class A
High	$17.33	$16.83	$16.19	$16.16
Low	$13.97	$14.03	$12.98	$13.19
Class B
High	$17.22	$16.86	$16.20	$16.12
Low	$14.03	$14.06	$13.20	$13.17
Quarterly dividends declared per common share Class A and Class B (1)	$—	$—	$—	$—

(1)
The payment of future dividends will depend upon such factors as earnings, capital requirements and financial condition of the Company. The Company has the ability to pay cash dividends, but does not anticipate doing so due to its current capital strategy. Retained earnings of $24,000,000 were available for payment of dividends during any four fiscal quarter period as of December 31, 2013 under the restrictions contained in the Fourth Amended and Restated Credit Agreement and Fourth Amended and Restated Guaranty of Payment of Debt dated February 21, 2013.

For the two months ended December 31, 2013, there were no unregistered issuances or repurchases of stock.

The following graph shows a comparison of cumulative total return for the period from January 31, 2009 through December 31, 2013 among the Company’s Class A Common Stock and Class B Common Stock, Standard & Poor’s 500 Stock Index (“S&P 500®”) and the Dow Jones U.S. Real Estate Index. The cumulative total return is based on a $100 investment on January 31, 2009 and the subsequent change in market prices of the securities at each respective fiscal year end. It also assumes that dividends were reinvested quarterly.

CUMULATIVE TOTAL RETURN

Based upon an initial investment of $100 on January 31, 2009 with dividends reinvested

$300
$250
$200
$150
$100
$50
$0
January - 09
January - 10
January - 11
January - 12
January - 13
December - 13
Forest City Enterprises, Inc. Class A
Forest City Enterprises, Inc. Class B
S&P 500®
Dow Jones US Real Estate

	Jan-09	Jan-10	Jan-11	Jan-12	Jan-13	Dec-13
Forest City Enterprises Inc. Class A	$100	$167	$250	$194	$250	$283
Forest City Enterprises Inc. Class B	$100	$163	$242	$190	$244	$274
S&P 500®	$100	$133	$163	$170	$198	$249
Dow Jones US Real Estate Index	$100	$149	$207	$225	$261	$256
For information with respect to securities authorized for issuance under equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data
The Operating Results and per share amounts presented below have been reclassified for properties disposed of and/or classified as held for sale during the 11 months ended December 31, 2013 and the years ended January 31, 2013, 2012, 2011 and 2010. The following data should be read in conjunction with the Company's financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included elsewhere in this Form 10-KT. The Company's historical operating results may not be comparable to its future operating results.

	11 Months Ended	Years Ended
	December 31, 2013	January 31, 2013	January 31, 2012	January 31, 2011	January 31, 2010
	(in thousands, except share and per share data)
Operating Results:
Total revenues from real estate operations (1)	$1,020,108	$1,070,972	$997,741	$1,032,632	$1,119,472
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. (1)	$(13,160)	$(21,211)	$(115,089)	$78,176	$(9,990)
Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc. (1)	7,853	57,636	28,603	(20,128)	(16,988)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(5,307)	$36,425	$(86,486)	$58,048	$(26,978)
Diluted Earnings per Common Share:
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. (1)	$(0.07)	$(0.31)	$(0.78)	$0.42	$(0.07)
Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc. (1)	0.04	0.32	0.17	(0.12)	(0.12)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(0.03)	$0.01	$(0.61)	$0.30	$(0.19)
Weighted Average Diluted Shares Outstanding	193,465,572	172,621,723	168,170,650	173,437,886	139,825,349
Cash Dividend Declared per share-Class A and B Common Stock	$—	$—	$—	$—	$—

	December 31, 2013	January 31, 2013	January 31, 2012	January 31, 2011	January 31, 2010
	(in thousands)
Financial Position:
Consolidated assets	$8,952,025	$10,612,432	$10,504,283	$12,059,701	$12,174,177
Real estate, at cost (2)	8,475,571	10,026,010	9,646,870	11,166,539	11,340,779
Long-term debt, primarily nonrecourse mortgages and notes payable (2)	5,279,506	6,773,629	6,698,052	8,118,053	8,779,813

(1)
Adjusted for discontinued operations. See Note V – Discontinued Operations and Gain (Loss) on Disposition of Rental Properties in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-KT for detailed information.

(2)	Includes applicable balances associated with land held for divestiture and development project held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate Description
We principally engage in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. We operate through three strategic business units and have six reportable operating segments. The three strategic business units, which represent four reportable operating segments, are the Commerical Group, Residential Group, and Land Development Group (collectively, the "Real Estate Groups"). The Commercial Group, our largest strategic business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings and mixed-use projects. Additionally, it operates Barclays Center, a sports and entertainment arena located in Brooklyn, New York, which is reported as a separate reportable operating segment ("Arena"). The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group owns interests in entities that develop and manage military family housing. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers at our Stapleton project in Denver, Colorado.
Corporate Activities and The Nets, a member of the National Basketball Association (“NBA”) in which we account for our investment on the equity method of accounting, are the other reportable operating segments.
We have approximately $9.0 billion of consolidated assets in 26 states and the District of Columbia at December 31, 2013. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, the Greater New York City metropolitan area, Philadelphia, the Greater San Francisco metropolitan area and the Greater Washington D.C. metropolitan area. We have offices in Albuquerque, Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.

Significant milestones occurring during 2013 include:

•
The signing of a definitive agreement with Greenland Group Co. (“Greenland”) for a joint venture to develop the Brooklyn Atlantic Yards project in Brooklyn, New York. The joint venture will cover the entire project, including the infrastructure and vertical construction of the residential units, but excludes Barclays Center and the under construction B2 BKLYN apartment community. Under the joint venture, Greenland will acquire 70% of the project, co-develop the project with us and share in all future project costs at the same percentage interest. If effectuated, the joint venture will develop the project consistent with the approved master plan. The agreement is subject to necessary regulatory approvals;

•
The entrance into joint venture agreements with outside partners, each of which is an affiliated entity of QIC, one of the largest institutional investment managers in Australia. During 2013, the outside partners invested in and received 49% of our equity interests in eight regional retail malls, six of which were formerly wholly owned and two of which were partially owned by us at the time the outside partners were admitted to the joint ventures. Prior to admitting the outside partners, we acquired the noncontrolling interest in two of the regional malls utilizing proceeds from an earlier refinancing of one of the properties to partially fund the acquisitions. The combination of the earlier refinancing, acquisition of noncontrolling interests and the joint venture agreements resulted in cash liquidity of approximately $350,000,000, net of transaction costs;

•
The generation of net cash proceeds of $256,007,000, net of distributions to noncontrolling interests, through the sale of non-core operating assets primarily related to the sale of Millender Center, an apartment community in Detroit, Michigan, Higbee Building, an office building in Cleveland, Ohio, Orchard Town Center, a regional mall in Westminster, Colorado, and Sheraton Station Square, a hotel, Liberty Center, an unconsolidated office building, Westin Convention Center, an unconsolidated hotel, and Plaza at Robinson Town Center, an unconsolidated specialty retail center, each located in Pittsburgh, Pennsylvania;

•	The issuance, at par, of $300,000,000 aggregate principal amount of our 3.625% Convertible Senior Notes due 2020 ("2020 Senior Notes"). We received net cash proceeds of $291,250,000 from the offering;

•
The privately negotiated exchanges, put settlement and/or redemption of $200,000,000 principal amount of our 3.625% Puttable Equity-Linked Senior Notes due 2014 ("2014 Senior Notes"). In April 2013, we entered into privately negotiated exchanges of $138,853,000 aggregate principal amount of the 2014 Senior Notes for 9,549,721 shares of our Class A common stock and cash payments of $4,860,000 for additional exchange consideration, accrued interest and in lieu of fractional shares. In May 2013, we announced the termination of put rights associated with our 2014 Senior Notes. As of July 12, 2013, the final settlement date for various put transactions following the put termination notice, $60,033,000 aggregate principal amount of the 2014 Senior Notes were put to us, for which the holders received 4,128,806 shares of our Class A common stock together with $1,088,000 for interest payable to October 15, 2013. We redeemed the remaining $1,114,000 aggregate principal amount of the 2014 Senior Notes at par value in November 2013;

•	The redemption of the remaining $225,000,000 principal amount of our outstanding 7.375% Senior Notes due 2034 ("2034 Senior Notes"), at par;

•	The redemption of the remaining $132,144,000 principal amount of our outstanding 6.500% Senior Notes due 2017 ("2017 Senior Notes"), at par;

•	The redemption of the remaining $53,253,000 principal amount of our outstanding 7.625% Senior Notes due 2015 ("2015 Senior Notes"), at par;

•	The conversion or redemption of the remaining 211,038 shares ($10,551,900 of aggregate amount of liquidation preference) of our Series A preferred stock;

•
The closing of our Credit Facility, which extended the maturity date to February 2016, subject to a one year extension upon the satisfaction of certain conditions, reduced the interest rate spread on the London Interbank Offered Rate ("LIBOR") option by 25 basis points to 3.50% and removed the prior LIBOR floor of 100 basis points. The amendment also increased available borrowings to $465,000,000 and provided an accordion provision allowing us to increase our total available borrowings to $500,000,000, which was exercised in July 2013. The expansion reflects the addition of Citibank N.A. to the bank group, as well as increased commitments from KeyBank National Association and PNC Bank, National Association, both of which were already part of the facility;

•	Completed construction of and opened:

◦	The Continental, a 203 unit apartment community in Dallas, Texas; and

◦	The Yards - Lumber Shed, a 32,000 square foot, specialty retail center located in the Capitol Riverfront District of Washington, D.C.;

•	Began phased openings of:

◦	Aster Conservatory Green, a 352 unit apartment community located at our Stapleton project in Denver, Colorado;

◦	1111 Stratford, a 128 unit apartment community in Stratford, Connecticut;

•	Commenced construction at:

◦
2175 Market Street, an 88 unit apartment community in San Francisco, California. 2175 Market Street is the second of our two multi-family assets within our strategic capital partnership with the Arizona State Retirement System. The first asset was Atlantic Yards - B2 BKLYN, a 363 unit modular apartment community at our Brooklyn Atlantic Yards mixed-use project, which commenced construction in December 2012;

◦	Winchester Lofts, a 158 unit apartment community in New Haven, Connecticut; and

◦	300 Massachusetts Ave, a 246,000 square foot office building in Cambridge, Massachusetts;

•	Selected as master developer for:

◦
The renovation of Nassau Coliseum by Nassau County, New York. Plans call for a renovated 13,000 seat arena, a 2,000 seat indoor theater, an outdoor amphitheater, restaurants, an ice-skating rink, a movie theater and retail space; and

◦
The first phase of Cornell NYC Tech, an innovation campus that will bring together industry and academia in a way that fuses scientific and academic excellence with real-world applications and entrepreneurship. In addition, we will serve as fee-developer for the first academic building, open space and related infrastructure planned for the first phase of the campus; and

•	Closed $718,694,000 in nonrecourse mortgage financing transactions.
In addition, subsequent to December 31, 2013, we achieved the following significant milestone:

•	Addressed $137,715,000 of nonrecourse mortgage debt financings that would have matured during the year ended December 31, 2014, through closed transactions and/or commitments.

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
Fiscal Years
We changed our year-end from January 31 to December 31, effective December 31, 2013. The years 2013, 2012 and 2011 refer to the 11 months ended December 31, 2013 and the fiscal years ended January 31, 2013 and 2012, respectively.
Recognition of Revenue
Real Estate Sales and Assets Held for Sale – The specific timing of a sale transaction and recognition of profit is measured against various criteria in the real estate sales accounting guidance covering the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, we defer gain recognition and account for the transaction by applying the deposit, finance, installment or cost recovery methods, as appropriate.
Consolidated properties that have been sold or determined to be held for sale are reported as discontinued operations. The determination of when an asset qualifies as held for sale requires significant judgment. Factors we consider when evaluating whether an asset qualifies as held for sale include, among other things, whether the potential sale is approved by management, the status of any marketing efforts, interest from prospective buyers, the status of any sale negotiations and the probability of whether the asset will be sold in twelve months. Each potential sale is evaluated based on its separate facts and circumstances.
Leasing Operations – We enter into leases with tenants in our rental properties. The lease terms in the retail centers and office buildings generally range from 1 to 30 years, excluding leases with certain anchor tenants, which typically are longer. Minimum rents are recognized on a straight-line basis over the non-cancelable term of the related lease, which include the effects of rent steps and rent abatements under the leases. Overage rents are recognized after the contingency has been removed (i.e., sales thresholds have been achieved). Recoveries from tenants for taxes, insurance and other commercial property operating expenses are recognized as revenues in the period the applicable costs are incurred.

Construction – Revenues and profit on long-term fixed-price contracts are recorded using the percentage-of-completion method. Revenues on reimbursable cost-plus fee contracts are recorded in the amount of the accrued reimbursable costs plus proportionate fees at the time the costs are incurred.
Military Housing Fee Revenues – Property management and asset management fees are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, generated by the military housing privatization projects as defined in the agreements. Additional property management incentive fees are recognized based upon successful completion of criteria set forth in the property management agreements.
Development fees are earned based on a contractual percentage of the actual development costs incurred. Additional development incentive fees are recognized based upon successful completion of criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements.
Construction management fees are earned based on a contractual percentage of the actual construction costs incurred. Additional construction incentive fees are recognized based upon successful completion of certain criteria as set forth in the construction contracts.
Arena Revenues – The Arena naming rights agreement with Barclays Services Corporation, commenced with the opening of the Arena, has a 20 year term and is subject to certain extension rights. Arena naming rights revenue is recognized on a straight-line basis over the term of the agreement.
Arena founding partner and sponsor agreements entitle the parties to certain sponsorship, promotional, media, hospitality and other rights and entitlements. These agreements expire at various terms ranging from one to seven years from the opening of the Arena and revenue is recognized on a straight-line basis over the term of the agreements.
Arena suite licenses entitle the licensee to the use of a luxury suite in the Arena. The terms of the suite license agreements commenced on the date the Arena opened and range from one to seven years. Revenue is recognized on a straight-line basis over the term of the agreements.
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
Depreciation and amortization is generally computed on a straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings (other than the Arena) and certain first generation tenant allowances that are considered by management as a component of the building are 40 to 50 years. The estimated useful life of the Arena is 34.5 years, reflecting the ground leases on which the Arena was built. Subsequent tenant improvements and those first generation tenant allowances that are not considered a component of the building are amortized over the lesser of the remaining useful life of the asset or the term of the tenant’s lease. This estimated life is based on the length of time the asset is expected to generate positive operating cash flows. Actual events and circumstances can cause the life of the building and tenant improvement to be different than the estimates made. Additionally, lease terminations can affect the economic life of the tenant improvements.
Major improvements and tenant improvements that are our assets are capitalized in real estate costs and expensed through depreciation charges. Tenant improvements that are lease inducements are capitalized into other assets and amortized as a reduction of rental revenues over the term of the tenant’s lease. Repairs, maintenance and minor improvements are expensed as incurred.
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

Acquisition of Rental Properties
We have not been an active acquiror of rental properties for the periods presented in this Form 10-KT. However, we do periodically acquire operating properties as a method to accelerate growth and may elect to be more active in this area in the future. Upon acquisition of a rental property, the purchase price of the property is allocated to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental revenues (or rental expense for ground leases in which we are the lessee) over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental revenues (or rental expense for ground leases in which we are the lessee) over the remaining non-cancelable terms of the respective leases, including any fixed-rate renewal periods that are probable of being exercised. For our below market lease and in-place lease intangibles that remain at December 31 and January 31, 2013, there were no fixed rate renewal periods associated with these leases that we deemed probable of renewal and included in the calculation of the intangible asset value or related amortization period.
Intangible assets also include amounts representing the value of tenant relationships and in-place leases based on our evaluation of each tenant’s lease and our overall relationship with the respective tenant. We estimate the cost to execute leases with terms similar to in-place leases, including leasing commissions, legal expenses and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective lease. Our estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by us in this analysis include an estimate of the carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. We also use the information obtained as a result of our pre-acquisition due diligence in considering any conditional asset retirement obligations, and when necessary, will record a conditional asset retirement obligation as part of our purchase price.
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
Allowance for Doubtful Accounts and Reserves on Notes Receivable
We record allowances against our rent receivables from tenants and other receivables that we consider uncollectible. These allowances are based on management’s estimate of receivables that will not be realized from cash receipts in subsequent periods. We also maintain an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. The allowance against our straight-line rent receivable is based on historical experience with early lease terminations as well as specific review of significant tenants and tenants that are having known financial difficulties. There is a risk that our estimate of the expected activity of current tenants may not accurately reflect future events. If the estimate does not accurately reflect future tenant vacancies, the reserve for straight-line rent receivable may be over or understated by the actual tenant vacancies that occur.
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

Historic and New Market Tax Credit Entities
We have investments in properties that have received, or we believe are entitled to receive, historic preservation tax credits on qualifying expenditures under Internal Revenue Code (“IRC”) section 47 and new market tax credits on qualifying investments in designated community development entities (“CDEs”) under IRC section 45D, as well as various state credit programs, including participation in the New York State Brownfield Tax Credit Program, which entitles the members to tax credits based on qualified expenditures at the time those qualified expenditures are placed in service. We typically enter into these investments with sophisticated financial investors. In exchange for the financial investors’ initial contribution into the investment, the financial investor is entitled to substantially all of the benefits derived from the tax credit. Typically, these arrangements have put/call provisions (which range up to 7 years) whereby we may be obligated (or entitled) to repurchase the financial investors’ interest. We have consolidated each of these entities in our consolidated financial statements and have included these investor contributions in accounts payable, accrued expenses and other liabilities.
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
Noncontrolling interests where we may be required to repurchase the noncontrolling interest at fair value under a put option or other contractual redemption requirement are reported in the mezzanine section of the Consolidated Balance Sheets, as redeemable noncontrolling interest. We adjust the redeemable noncontrolling interest to redemption value (which approximates fair value) at each balance sheet date with changes recognized as an adjustment to additional paid-in capital.
Impairment of Real Estate
We review our real estate portfolio, including land inventory, for impairment whenever events or changes indicate that our carrying value may not be recoverable. Impairment indicators include, but are not limited to, significant decreases in property net operating income, significant decreases in occupancy rates, the physical condition of the property and general economic conditions. A property’s value is impaired only if, in management’s estimate, the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In addition, the undiscounted cash flows may consider a probability-weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated at the balance sheet date. Significant estimates are made in the determination of future undiscounted cash flows including future net operating income, estimated hold periods, risk of foreclosure and estimated cash proceeds received upon disposition of the asset. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property. Determining fair value of real estate, if required, also involves significant judgments and estimates including discount and capitalization rates. Changes to these estimates made by management could affect whether or not an impairment charge would be required and/or the amount of impairment charges recognized.
Impairment of Unconsolidated Entities
We review our unconsolidated entities for other-than-temporary impairments whenever events or changes indicate that our carrying value in the investments may be in excess of fair value. A loss in value of an equity method investment which is other-than-temporary is recognized as an impairment of unconsolidated entities. This determination is based upon the length of time elapsed, severity of decline, possible recovery period and other relevant facts. Determining fair value of a real estate investment and whether or not a loss is other-than-temporary involves significant judgments and estimates. Examples of these estimates include timing and amounts of expected cash flows, discount rates, capitalization rates and comparable sales data, among other things. Changes to these estimates could affect whether or not an impairment charge would be required and/or the amount of impairment charges recognized.
Variable Interest Entities
The accounting guidance for consolidation of VIEs requires an ongoing reassessment to determine whether a variable interest gives a company a controlling financial interest in a VIE. We continually reassess whether or not we have (a) the power to direct the activities that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We also perform continuous reassessments of our primary beneficiary status rather than event-driven assessments. These assessments, by their nature, require significant judgment.

Results of Operations
Net Earnings (Loss) Attributable to Forest City Enterprises, Inc. – Net loss attributable to Forest City Enterprises, Inc. for the 11 months ended December 31, 2013 was $5,307,000 versus net earnings of $51,455,000 for the 11 months ended December 31, 2012. Although we have substantial recurring revenue sources, we also enter into significant transactions, which create substantial variances in operating results between periods.The variance to the prior period is primarily attributable to the following decreases, which are net of noncontrolling interest:

•
$399,861,000 related to a 2013 increase in impairment charges of consolidated (including discontinued operations) and unconsolidated entities (see Note T – Impairment of Real Estate, Impairment of Unconsolidated Entities and Write-Off of Abandoned Development Projects and Demolition Costs);

•
$62,342,000 related to an increase in depreciation and amortization expense of consolidated (including discontinued operations) and unconsolidated entities primarily due to accelerated depreciation expense at Ten MetroTech Center, an office building in Brooklyn, New York, due to a change in the estimated useful life of the building, as a result of the planned demolition in 2013 and several large property openings in 2012 and 2011;

•	$40,064,000 related to an increase in interest expense due to reduced capitalized interest on our projects under construction and development as we reduce our construction pipeline;

•	$39,233,000 related to 2012 gains on disposition of rental properties and unconsolidated investments exceeding 2013 gains;

•	$36,484,000 related to the 2012 sale of an approximate 10 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio;

•
$27,531,000 related to the decrease in net earnings before depreciation and amortization expense and gain on disposition of rental properties and unconsolidated investments at properties in which we disposed of our full or partial interest during 2012 and 2013;

•	$26,647,000 related to increased write-offs of abandoned development projects and demolition costs in 2013 compared with 2012;

•	$20,573,000 related to increased interest expense due to several large property openings in 2012 and 2011; and

•
$15,068,000 related to the change in fair market value of certain derivatives between the comparable periods, which was marked to market through interest expense as a result of the derivatives not qualifying for hedge accounting.

These decreases were partially offset by the following increases, net of noncontrolling interest:

•
$488,213,000 related to 2013 net gains on disposition of partial interests in rental properties and unconsolidated investments exceeding 2012 gains (see Note C – Investments in Unconsolidated Entities and Note M – Net Gain on Disposition of Partial Interests in Rental Properties);

•
$45,493,000 related to a decrease in the net loss on land held for divestiture activities for fully consolidated land projects and land projects accounted for under the equity method of accounting in 2013 compared with 2012;

•	$30,837,000 related to the increase in net operating income ("NOI") at properties that were opened during 2012 and 2013;

•	$18,666,000 related to increased NOI at Barclays Center due to the opening of the arena in September 2012;

•	$6,583,000 related to increased commercial outlot land sales in 2013 compared with 2012;

•	$5,388,000 related to a decrease in interest expense primarily due to decreased senior notes indebtedness; and

•
$31,962,000 due to decreased income tax expense attributable to both continuing and discontinued operations primarily related to the fluctuations in pre-tax earnings (loss) including gains included in discontinued operations. These fluctuations are primarily due to the various transactions discussed herein.

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

These increases were partially offset by the following decreases, net of noncontrolling interest:

•	$42,622,000 related to the 2011 sale of land and air rights for development of a casino in downtown Cleveland, Ohio;

•	$22,121,000 related to increased interest expense due to several large property openings in 2012 and the full year impact of projects opened during 2011;

•	$17,737,000 of increased write-offs of abandoned development projects in 2012 compared with 2011;

•	$6,496,000 related to a decrease in income recognized on the sale of state and federal historic preservation tax credits and new market tax credits in 2012 compared with 2011; and

•
$79,297,000 due to increased income tax expense attributable to both continuing and discontinued operations primarily related to the fluctuations in pre-tax earnings (loss) including gains included in discontinued operations. These fluctuations are primarily due to the various transactions discussed herein.

Reconciliation of Net Earnings (Loss) (GAAP) to Net Operating Income (non-GAAP) (in thousands)
See Net Operating Income in Item 1 of this Form 10-KT for detailed information.

	11 Months Ended		11 Months Ended
	December 31, 2013		December 31, 2012
Net earnings (loss) attributable to Forest City Enterprises, Inc. (GAAP)		$(5,307)		$51,455
Noncontrolling interests
Earnings (loss) from continuing operations attributable to noncontrolling interests, gross of tax		(71,510)		4,262
Earnings from discontinued operations attributable to noncontrolling interests		6,027		1,373
Noncontrolling interests		(65,483)		5,635
Net earnings (loss)		(70,790)		57,090
Discontinued operations, net of tax		(13,880)		(61,074)
Loss from continuing operations		(84,670)		(3,984)
Income tax benefit		(9,334)		(13,291)
Net gain on change in control of interests		(2,762)		(6,766)

Equity in (earnings) loss of unconsolidated entities, including impairment, gross of tax		(107,825)		(84,543)
Net (gain) loss on land held for divestiture activity of unconsolidated entities, gross of tax		(1,338)		42,606
		(109,163)		(41,937)
Loss before income taxes		(205,929)		(65,978)
Equity in earnings of unconsolidated entities, including impairment	$109,163		$41,937
Net (gain) loss on land held for divestiture of unconsolidated entities	(1,338)		42,606
Gain on disposition of unconsolidated entities	(68,430)		(51,066)
Impairment of unconsolidated real estate	—		390
Depreciation and amortization of unconsolidated entities	74,690		77,089
Interest expense of unconsolidated entities	98,608		98,625
Loss on extinguishment of debt of unconsolidated entities	62		1,313
Total NOI from unconsolidated entities	$212,755	212,755	$210,894	210,894
Interest expense		292,324		236,287
Gain on extinguishment of debt		(4,549)		(6,807)
Net loss on land held for divestiture activity		7,382		4,457
Net gain on disposition of partial interests in rental properties		(496,092)		—
Impairment of consolidated real estate		475,555		30,660
Depreciation and amortization—Real Estate Groups		274,715		192,245
Amortization of mortgage procurement costs		8,561		10,186
Straight-line rent adjustment		(19,804)		(12,222)
Net operating income (non-GAAP)		$544,918		$599,722

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
The following is a reconciliation of comparable NOI to total NOI.

	Net Operating Income (in thousands)
	11 Months Ended December 31, 2013			11 Months Ended December 31, 2012
Full Consolidation	Comparable	Non-Comparable	Total	Comparable	Non-Comparable	Total
Commercial Group
Retail	$187,341	$17,902	$205,243	$181,317	$37,929	$219,246
Office	201,724	14,285	216,009	214,058	2,781	216,839
Hotels	—	1,391	1,391	—	4,083	4,083
Land Sales	—	9,514	9,514	—	38,545	38,545
Write-offs of abandoned development projects and demolition costs	—	(33,188)	(33,188)	—	(13,044)	(13,044)
Other	—	(31,764)	(31,764)	—	(4,241)	(4,241)
Total Commercial Group	$389,065	$(21,860)	$367,205	$395,375	$66,053	$461,428

Arena	$—	$31,511	$31,511	$—	$(2,827)	$(2,827)

Residential Group
Apartments	$140,004	$10,922	$150,926	$133,890	$7,990	$141,880
Subsidized Senior Housing	—	13,887	13,887	—	18,465	18,465
Military Housing	—	20,931	20,931	—	26,532	26,532
Land Sales	—	224	224	—	—	—
Write-offs of abandoned development projects	—	(7,019)	(7,019)	—	(710)	(710)
Other	—	(10,142)	(10,142)	—	(4,311)	(4,311)
Total Residential Group	$140,004	$28,803	$168,807	$133,890	$47,966	$181,856

Total Rental Properties	$529,069	$38,454	$567,523	$529,265	$111,192	$640,457

Land Development Group	$—	$27,704	$27,704	$—	$14,743	$14,743
The Nets	$—	$(2,802)	$(2,802)	$—	$(5,256)	$(5,256)
Corporate Activities	$—	$(47,507)	$(47,507)	$—	$(50,222)	$(50,222)

Grand Total	$529,069	$15,849	$544,918	$529,265	$70,457	$599,722

	11 Months Ended
Comparable NOI	December 31, 2013	December 31, 2012	% Change
	(in thousands)

Retail Comparable NOI	$187,341	$181,317
NOI attributable to noncontrolling interests	(3,671)	(3,953)
Subtotal Retail	183,670	177,364	3.6%

Office Comparable NOI	201,724	214,058
NOI attributable to noncontrolling interests	(8,654)	(7,683)
Subtotal Office	193,070	206,375	(6.4)%	(1)

Apartments Comparable NOI	140,004	133,890
NOI attributable to noncontrolling interests	(2,372)	(2,442)
Subtotal Apartments	137,632	131,448	4.7%

Grand Total Comparable NOI	$514,372	$515,187	(0.2)%

(1)	Primarily due to decreased occupancy at One Pierrepont Plaza, an office building in Brooklyn, New York.

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
The majority of our peers in the publicly traded real estate industry are Real Estate Investment Trusts ("REITs") and report operations using FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”). Although we are not a REIT, management believes it is important to publish this measure to allow for easier comparison of our performance to our peers. The major difference between us and our REIT peers is that we are a taxable entity and any taxable income we generate could result in payment of federal or state income taxes. Our REIT peers typically do not pay federal or state income taxes, but distribute a significant portion of their taxable income to shareholders. Due to our effective tax management policies, we have not historically been a significant payer of income taxes. This has allowed us to retain our internally generated cash flows but has also resulted in large expenses for deferred taxes as required by GAAP.
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
The table below reconciles net earnings (loss), the most comparable GAAP measure, to FFO, a non-GAAP measure.

	11 Months Ended	Years Ended
	December 31, 2013	January 31, 2013	January 31, 2012
	(in thousands)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(5,307)	$36,425	$(86,486)
Depreciation and Amortization—Real Estate Groups (2)	335,597	301,437	281,704
Impairment of depreciable rental properties	95,372	35,304	54,211
Gain on disposition of full or partial interests in rental properties	(600,393)	(151,001)	(82,028)
Income tax expense (benefit) adjustments — current and deferred (3)
Gain on disposition of full or partial interests in rental properties	233,980	58,935	31,812
Impairment of depreciable rental properties	(36,988)	(13,692)	(21,024)
FFO	$22,261	$267,408	$178,189

FFO Per Share - Diluted
Numerator (in thousands):
FFO	$22,261	$267,408	$178,189
If-Converted Method (adjustments for interest, net of tax):
3.625% Puttable Senior Notes due 2014	—	4,438	4,438
5.000% Convertible Senior Notes due 2016	—	1,530	1,867
4.250% Convertible Senior Notes due 2018	—	9,107	4,882
3.625% Convertible Senior Notes due 2020	—	—	—
FFO for per share data	$22,261	$282,483	$189,376
Denominator
Weighted average shares outstanding—Basic	193,465,572	172,621,723	168,170,650
Effect of stock options, restricted stock and performance shares	1,584,402	1,081,949	821,739
Effect of convertible preferred stock	88,637	11,414,398	14,550,257
Effect of convertible debt	—	33,499,503	26,838,208
Effect of convertible Class A Common Units	3,646,755	3,646,755	3,646,755
Weighted average shares outstanding - Diluted (1)	198,785,366	222,264,328	214,027,609
FFO Per Share	$0.11	$1.27	$0.88

(1)
For the 11 months ended December 31, 2013, weighted-average shares issuable upon the conversion of convertible debt of 30,111,952 were not included in the computation of diluted FFO per share because their effect is anti-dilutive under the if-converted method. As a result, an adjustment to FFO for interest expense of $14,019,000 related to these securities is not required.

(2)	The following table provides detail of depreciation and amortization:

	11 Months Ended	Years Ended
	December 31, 2013	January 31, 2013	January 31, 2012
	(in thousands)
Full Consolidation	$279,189	$218,695	$198,290
Non-Real Estate	(4,474)	(3,365)	(3,247)
Real Estate Groups Full Consolidation	274,715	215,330	195,043
Real Estate Groups related to noncontrolling interest	(17,698)	(8,766)	(4,903)
Real Estate Groups Unconsolidated	71,769	77,834	67,855
Real Estate Groups Discontinued Operations	6,811	17,039	23,709
Real Estate Groups at our proportional share	$335,597	$301,437	$281,704
(3) The following table provides detail of income tax expense (benefit):

	11 Months Ended	Years Ended
	December 31, 2013	January 31, 2013	January 31, 2012
	(in thousands)
Income tax expense (benefit) on FFO
Operating Earnings
Current taxes	$(75,284)	$(59,439)	$(48,145)
Deferred taxes	(120,579)	46,824	(9,312)
Total income tax expense (benefit) on FFO	(195,863)	(12,615)	(57,457)

Income tax expense (benefit) on non-FFO
Gain on disposition of full or partial interests in rental properties
Current taxes	$81,925	$62,595	$49,984
Deferred taxes	152,055	(3,660)	(18,172)
Total gain on disposition of full or partial interests in rental properties	233,980	58,935	31,812

Impairment of depreciable rental properties
Deferred taxes	$(36,988)	$(13,692)	$(21,024)
Total income tax expense (benefit) on non-FFO	196,992	45,243	10,788
Grand Total	$1,129	$32,628	$(46,669)

Operating FFO
In addition to reporting FFO, we report Operating FFO as an additional measure of our operating performance. We believe it is appropriate to adjust FFO, as defined by NAREIT, for significant items driven by transactional activity and factors relating to the financial and real estate markets, rather than factors specific to the on-going operating performance of our properties. We use Operating FFO as an indicator of continuing operating results in planning and executing our business strategy. Operating FFO should not be considered to be an alternative to net earnings computed under GAAP as an indicator of our operating performance and may not be directly comparable to similarly titled measures reported by other companies.
We define Operating FFO as FFO, as defined by NAREIT, adjusted to exclude: i) activity related to our land held for divestiture (including impairment charges); ii) impairment of non-depreciable real estate; iii) write-offs of abandoned development projects; iv) income recognized on state and federal historic and other tax credits; v) gains or losses from extinguishment of debt; vi) change in fair market value of nondesignated hedges; vii) gains or losses on change in control of interests; viii) the adjustment to recognize rental revenues and rental expense using the straight-line method; ix) participation payments to ground lessors on refinancing of our properties; x) other transactional items; xi) The Nets pre-tax FFO; and xii) income taxes on FFO.

The table below reconciles FFO to Operating FFO.

	11 Months Ended	Years Ended
	December 31, 2013	January 31, 2013	January 31, 2012
	(in thousands)
FFO	$22,261	$267,408	$178,189
Net (gain) loss on land held for divestiture activity	5,324	33,463	157,313
Impairment of non-depreciable real estate	339,793	—	—
Write-offs of abandoned development projects and demolition costs	40,401	26,575	8,838
Tax credit income	(21,580)	(22,317)	(28,793)
(Gain) loss on extinguishment of debt	(4,451)	(6,740)	(7,583)
Change in fair market value of nondesignated hedges	4,055	(12,823)	(2,058)
Net gain on change in control of interests	(2,762)	(4,064)	—
Straight-line rent adjustments	(20,489)	(15,159)	(7,208)
Participation payments	2,801	1,716	1,812
Non-outlot land sales	(8,927)	(36,484)	(42,622)
Nets Pre-tax FFO	2,802	4,672	26,814
Income tax expense (benefit) on FFO	(195,863)	(12,615)	(57,457)
Operating FFO	$163,365	$223,632	$227,245

Operating FFO Per Share - Diluted
Numerator (in thousands):
Operating FFO	$163,365	$223,632	$227,245
If-Converted Method (adjustments for interest, pre-tax):
3.625% Puttable Senior Notes due 2014	2,083	7,250	7,250
5.00% Convertible Senior Notes due 2016	2,292	2,500	3,050
4.25% Convertible Senior Notes due 2018	13,635	14,877	7,975
3.625% Convertible Senior Notes due 2020	4,891	—	—
Operating FFO for per share data	$186,266	$248,259	$245,520

Denominator
Weighted average shares outstanding - Diluted (1)	228,897,318	222,264,328	214,027,609
Operating FFO Per Share	$0.81	$1.12	$1.15

(1)
Includes dilutive securities of 30,111,952 for the 11 months ended December 31, 2013, for the computation of Operating FFO per share because their effect is dilutive under the if-converted method, which securities were not included in the computation of diluted FFO per share because their effect was anti-dilutive.

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, operating expenses, interest expense and equity in earnings (loss) by segment. See discussion of these amounts by segment in the narratives following the tables.

	11 Months Ended		Years Ended
	December 31, 2013	December 31, 2012 (Unaudited)	January 31, 2013	January 31, 2012
	(in thousands)
Revenues from Real Estate Operations
Commercial Group	$595,380	$602,828	$659,439	$656,611
Commercial Group Land Sales	20,170	43,999	43,999	54,363
Residential Group	249,677	246,031	264,547	240,778
Arena	104,532	41,427	48,353	1,569
Land Development Group	50,349	49,769	54,634	44,420
Total Revenues from Real Estate Operations	$1,020,108	$984,054	$1,070,972	$997,741
Operating Expenses
Commercial Group	$334,107	$296,678	$331,374	$324,222
Cost of Commercial Group Land Sales	10,656	4,942	4,942	9,731
Residential Group	179,405	168,668	184,289	168,234
Arena	72,659	44,116	49,175	12,536
Land Development Group	33,737	44,924	48,055	47,506
Corporate Activities	45,021	49,094	52,450	52,585
Total Operating Expenses	$675,585	$608,422	$670,285	$614,814
Interest Expense
Commercial Group	$175,338	$161,251	$177,560	$166,695
Residential Group	32,409	18,154	18,680	29,200
Arena	34,220	(3,196)	(122)	(14,336)
Land Development Group	(320)	4,013	3,801	3,443
Corporate Activities	50,677	56,065	61,375	56,838
Total Interest Expense	$292,324	$236,287	$261,294	$241,840
Equity in Earnings (Loss)
Commercial Group	$22,710	$25,441	$26,472	$19,887
Gain on disposition or partial disposition of Commercial Group unconsolidated entities	68,430	16,107	16,107	—
Residential Group	20,717	12,772	12,111	10,482
Gain on disposition or partial disposition of Residential Group unconsolidated entities	—	34,959	34,959	12,567
Land Development Group	(1,230)	910	821	5,025
The Nets	(2,802)	(5,256)	(4,672)	(26,814)
Total Equity in Earnings (Loss)	$107,825	$84,933	$85,798	$21,147

Commercial Group
Revenues from Real Estate Operations – Revenues from real estate operations for the Commercial Group, including the group’s land sales, decreased by $31,277,000, or 4.8%, for the 11 months ended December 31, 2013 compared with the same period in the prior year. The variance is primarily attributable to the following decreases:

•	$49,287,000 related to the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner;

•	$40,000,000 related to the 2012 sale of an approximate 10 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio; and

•	$15,300,000 related to decreased occupancy at Ten MetroTech Center, One Pierrepont Plaza and Building P at Illinois Science and Technology Park in Skokie, Illinois.

These decreases were partially offset by the following increases:

•
$16,171,000 related to increases in commercial outlot land sales, primarily at an undeveloped project in Brooklyn, New York, which was partially offset by a decrease at Shops at Wiregrass in Tampa, Florida;

•	$14,482,000 related to new property openings as noted in the table below;

•	$5,530,000 due to 2013 lease termination fee income at One MetroTech Center, an office building in Brooklyn, New York;

•	$5,360,000 related to third party management and consulting fee income;

•	$4,858,000 due to an increase in tenant reimbursable revenue that is also included in operating expenses at multiple properties in the New York metropolitan area;

•	$4,242,000 primarily related to increased occupancy at One MetroTech Center and Two MetroTech Center, an office building in Brooklyn, New York; and

•
$2,095,000 related to the change from the equity method of accounting to full consolidation due to the acquisition of a partner's interest in three office buildings in Albuquerque, New Mexico in July 2012.

Revenues from real estate operations for the Commercial Group, including the group’s land sales, decreased by $7,536,000, or 1.1%, for the year ended January 31, 2013 compared with the same period in the prior year. The variance is primarily attributable to the following decreases:

•	$45,000,000 related to the 2011 sale of an approximate 6 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio;

•
$17,508,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in March 2011 with an outside partner in 15 retail properties in the Greater New York City metropolitan area;

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

•	$4,522,000 related to decreased occupancy at Ten MetroTech Center; and

•
$5,364,000 related to decreases in commercial outlot land sales, primarily at Johns Hopkins – 855 North Wolfe Street in Baltimore, Maryland, Northfield at Stapleton in Denver, Colorado and Westchester’s Ridge Hill in Yonkers, New York, which were partially offset by an increase in commercial outlot land sales at Shops at Wiregrass.

These decreases were partially offset by the following increases:

•	$40,000,000 related to the 2012 sale of an approximate 10 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio;

•	$17,662,000 related to new property openings as noted in the table below;

•
$9,407,000 primarily related to increased occupancy at Two MetroTech Center, Johns Hopkins – 855 North Wolfe Street, an office building in Baltimore, Maryland and Victoria Gardens, a regional mall in Rancho Cucamonga, California;

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

Operating and Interest Expenses – Operating expenses for the Commercial Group, including costs associated with the group's land sales, increased $43,143,000, or 14.3%, for the 11 months ended December 31, 2013 compared with the same period in the prior year. The variance is primarily attributable to the following increases:

•
$9,230,000 related to increases in commercial outlot land sales, primarily at an undeveloped project in Brooklyn, New York, which were partially offset by a decrease in commercial outlot land sales at Shops at Wiregrass;

•	$5,300,000 related to new property openings as noted in the table below;

•	$4,858,000 due to an increase in tenant reimbursable expenses that are also included in revenues from real estate operations at multiple properties in the New York metropolitan area;

•	$3,864,000 related to increased real estate tax expense at New York Times, an office building in Manhattan, New York, due to a decrease in tax abatements; and

•	$2,314,000 related to expenditures associated with third party management and consulting fee arrangements.
These increases were partially offset by the following decreases:

•	$15,947,000 related to the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner; and

•	$3,516,000 related to the 2012 sale of an approximate 10 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio.
The remainder of the increase is primarily due to more development costs being expensed in 2013 compared with 2012 due to the reduced amount of our projects under active development, in addition to other miscellaneous fluctuations at our mature properties, including general operating activities.
Operating expenses for the Commercial Group, including costs associated with the group's land sales, increased $2,363,000, or 0.7%, for the year ended January 31, 2013 compared with the same period in the prior year. The variance is primarily attributable to the following increases:

•	$9,175,000 related to new property openings as noted in the table below;

•	$3,516,000 related to the 2012 sale of an approximate 10 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio; and

•	$1,954,000 related to increased real estate tax expense at New York Times due to a decrease in tax abatements.
These increases were partially offset by the following decreases:

•
$7,914,000 related to the change from full consolidation method of accounting to equity method for 8 Spruce Street in 2011. The operating expenses for 2011 prior to the conversion to equity method of accounting on July 1, 2011 relate to construction of a school at 8 Spruce Street. These costs are reimbursed by the New York City School Construction Authority and are included in revenues from real estate operations;

•
$5,980,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in March 2011 with an outside partner in 15 retail properties in the Greater New York City metropolitan area;

•
$5,927,000 related to decreases in commercial outlot land sales primarily at Johns Hopkins – 855 North Wolfe Street, Northfield at Stapleton, and Westchester’s Ridge Hill, which were partially offset by an increase in commercial outlot land sales at Shops at Wiregrass;

•
$3,863,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in October 2011 with an outside partner at the Mall at Stonecrest; and

•	$2,378,000 related to the 2011 sale of an approximate 6 acre land parcel and air rights for development of a casino in downtown Cleveland, Ohio.
Interest expense for the Commercial Group increased by $14,087,000, or 8.7%, for the 11 months ended December 31, 2013 compared with the same period in the prior year. This increase is primarily attributable to a reduction of capitalized interest on certain development projects and the opening of new properties, as noted in the table below, partially offset by the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner. Interest expense for the Commercial Group increased by $10,865,000, or 6.5%, for the year ended January 31, 2013 compared with the same period in the prior year. This increase is primarily attributable to the opening of new properties, as noted in the table below, partially offset by the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with outside partners in 15 retail properties in the Greater New York City metropolitan area in 2011 and the Mall at Stonecrest in 2011.

The following table presents the increases in revenues and operating expenses for newly-opened properties for the 11 months ended December 31, 2013 compared with the same period in the prior year:

				11 Months Ended December 31, 2013 vs. 2012
Newly-Opened Properties	Location	Quarter-Year Opened	Square feet	Revenues from Real Estate Operations	Operating Expenses	Interest Expense
				(in thousands)
Retail Centers:
The Yards - Lumber Shed	Washington, D.C.	Q3-13	32,000	$205	$67	$(51)
The Yards - Boilermaker Shops	Washington, D.C.	Q4-12	39,000	725	645	569
Westchester's Ridge Hill	Yonkers, New York	Q2-2011/12	1,336,000	11,159	3,874	12,310
Office Building:
Johns Hopkins Parking Garage	Baltimore, MD	Q4-12	492,000	2,393	714	119
Total				$14,482	$5,300	$12,947
The following table presents the increases in revenues and operating expenses for newly-opened properties for the year ended January 31, 2013 compared with the same period in the prior year:

				Year Ended January 31, 2013 vs. 2012
Newly-Opened Properties	Location	Quarter-Year Opened	Square feet	Revenues from Real Estate Operations	Operating Expenses	Interest Expense
				(in thousands)
Retail Centers:
The Yards - Boilermaker Shops	Washington, D.C.	Q4-12	39,000	$5	$64	$22
Westchester's Ridge Hill	Yonkers, New York	Q2-2011/12	1,336,000	17,373	9,038	18,898
Office Building:
Johns Hopkins Parking Garage	Baltimore, MD	Q4-12	492,000	284	73	26
Total				$17,662	$9,175	$18,946
Comparable occupancy for the Commercial Group is 92.4% and 92.8% for retail and office, respectively, as of December 31, 2013 compared with 91.8% and 91.9%, respectively, as of January 31, 2013. Retail and office occupancy as of December 31 and January 31, 2013 is based on square feet leased at the end of the fiscal quarter. Comparable occupancy relates to properties opened and operated in both the 11 months ended December 31, 2013 and the year ended January 31, 2013.
As of December 31, 2013, the average base rent per square feet expiring for retail and office leases is $40.38 and $40.70, respectively. Square feet of expiring leases and average base rent per square feet are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases.
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

Regional Malls
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per Square Foot (1)	Expired Rent Per Square Foot (1)	Cash Basis % Change over Prior Rent
Q1 2013	38	115,625	$54.92	$46.15
Q2 2013	26	70,059	$61.19	$52.67
Q3 2013	39	101,994	$56.90	$50.47
Stub Q4 2013 (2 months)	15	50,686	$58.41	$45.98
Total (11 months)	118	338,364	$57.26	$48.75	17.5%

Specialty Retail Centers
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per Square Foot (1)	Expired Rent Per Square Foot (1)	Cash Basis % Change over Prior Rent
Q1 2013	9	51,398	$42.58	$35.44
Q2 2013	3	46,194	$42.03	$42.12
Q3 2013	4	33,643	$36.19	$42.09
Stub Q4 2013 (2 months)	3	4,905	$31.46	$30.24
Total (11 months)	19	136,140	$40.41	$39.16	3.2%

Office Buildings
The following table represents all new leases signed compared with terms of all expired leases in our office portfolio over the past 11 months. Changes in rent per square foot between all new and all expired leases are influenced by various factors, including but not limited to non-comparable markets, non-comparable buildings and varying quality of space within those buildings. Depending on the mix of new and expired leases, the percentage change in rent per square foot will vary accordingly.

Office Buildings
Quarter	Number of Leases Signed	Number of Leases Expired	GLA Signed	GLA Expired	Contractual Rent Per Square Foot (1)	Expired Rent Per Square Foot (1)	Cash Basis % Change over Prior Rent
Q1 2013	32	31	417,154	530,109	$52.33	$44.37
Q2 2013	26	21	343,641	140,287	$33.90	$30.15
Q3 2013	30	17	118,040	106,986	$19.07	$28.15
Stub Q4 2013 (2 months)	20	22	95,264	62,670	$18.21	$16.74
Total (11 months)	108	91	974,099	840,052	$38.58	$37.86	1.9%

Office Buildings by Product in Core and Non-Core Markets
	Number of Leases Signed	Number of Leases Expired	GLA Signed	GLA Expired	Contractual Rent Per Square Foot (1)	Expired Rent Per Square Foot (1)	Cash Basis % Change over Prior Rent
Products:
Life Science Office	8	13	278,877	288,885	$63.07	$52.93
Other Office	60	45	502,650	400,998	$32.37	$34.15
Total Office in Core Markets	68	58	781,527	689,883	$43.32	$42.01
Office in Non-Core Markets	40	33	192,572	150,169	$18.72	$18.80
Total	108	91	974,099	840,052	$38.58	$37.86	1.9%

(1)
Retail and Office contractual rent per square foot includes base rent and fixed additional charges for common area maintenance and real estate taxes as of rental commencement. Retail contractual rent per square foot also includes fixed additional marketing/promotional charges. For all expiring leases, contractual rent per square foot includes any applicable escalations.

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

	11 Months Ended December 31, 2013	Year Ended January 31, 2013
Retail	3.6%	2.1%
Office (1)	(6.4)%	2.1%

(1)	Primarily due to decreased occupancy at One Pierrepont Plaza.

Residential Group
Revenues from Real Estate Operations – Included in revenues from real estate operations is fee income related to the development and construction management related to our military housing projects. Military housing fee income and related operating expenses may vary significantly from period to period based on the timing of development and construction activity at each applicable project. Revenues from real estate operations for the Residential Group increased by $3,646,000, or 1.5%, during the 11 months ended December 31, 2013 compared with the same period in the prior year. The variance is primarily attributable to the following increases:

•
$7,963,000 related to the change from equity method to full consolidation method of accounting for Uptown Apartments, an apartment community in Oakland, California, upon acquisition of our partner's ownership interest in 2013;

•	$4,041,000 related to new property openings as noted in the table below; and

•	$1,700,000 related to the sale of a land parcel in New Rochelle, New York.
These increases were partially offset by the following decreases:

•	$7,380,000 related to third party management fees and other fee income;

•
$6,931,000 related to military housing fee income from the management and development of units in our military housing portfolio (see the “Military Housing Fee Revenues” section below for further detail); and

•	$2,463,000 primarily related to decreased occupancy at Heritage, an apartment community in San Diego, California, as certain units were off-line during the refurbishment of the property.
Revenues from real estate operations for the Residential Group increased by $23,769,000, or 9.9%, during the year ended January 31, 2013 compared with the prior year. The variance is primarily attributable to the following increases:

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

Operating and Interest Expenses – Operating expenses for the Residential Group increased by $10,737,000, or 6.4%, during the 11 months ended December 31, 2013 compared with the same period in the prior year. The variance is primarily attributable to the following increases:

•	$3,293,000 related to the change from equity method to full consolidation method of accounting for Uptown Apartments in 2013;

•	$3,085,000 related to new property openings as noted in the table below; and

•	$1,669,000 related to costs associated with the sale of a land parcel in New Rochelle, New York.

These increases were partially offset by the following decreases:

•	$7,690,000 related to expenditures associated with third party management and consulting fee arrangements; and

•	$2,538,000 related to expenditures associated with the management and development of units in our military housing portfolio.
The remainder of the increase is primarily due to more development costs being expensed in 2013 compared with 2012 due to the reduced amount of our projects under active development and miscellaneous fluctuations at our mature properties, including general operating activities.
Operating expenses for the Residential Group increased by $16,055,000, or 9.5%, during the year ended January 31, 2013 compared with the prior year. This variance is primarily attributable to the following increases:

•	$12,206,000 related to expenditures associated with third party management and consulting fee arrangements; and

•	$1,511,000 related to new property openings as noted in the table below.
These increases were partially offset by the following decrease:

•	$4,790,000 related to the change from full consolidation to equity method of accounting for DKLB BKLN and 8 Spruce Street.
Interest expense for the Residential Group increased by $14,255,000, or 78.5%, during the 11 months ended December 31, 2013 compared with the same period in the prior year. This increase is primarily attributable to mark-to-market adjustments on non-designated interest rate swaps. Interest expense for the Residential Group decreased by $10,520,000, or 36.0%, during the year ended January 31, 2013 compared with the same period in the prior year. This decrease is primarily attributable to mark-to-market adjustments on non-designated interest rate swaps, partially offset by the opening of new properties as noted in the table below.
The following table presents the increases (decreases) in revenues from real estate operations, operating expenses and interest expense for newly-opened properties for the 11 months ended December 31, 2013 compared with the same period in the prior year:

				11 Months Ended December 31, 2013 vs. 2012
Property	Location	Quarter-Year Opened	Units	Revenues from Real Estate Operations	Operating Expenses	Interest Expense
				(in thousands)
Aster Conservatory Green	Denver, Colorado	Q3-2013	352	$151	$443	$(391)
1111 Stratford	Stratford, Connecticut	Q3-2013	128	38	251	(191)
The Continental	Dallas, Texas	Q1-2013	203	997	1,735	2,014
Botanica Eastbridge	Denver, Colorado	Q3-2012	118	1,301	508	480
Aster Town Center	Denver, Colorado	Q1-2012/Q2-2012	85	616	53	238
Foundry Lofts	Washington, D.C.	Q4-2011	170	938	95	(41)
Total				$4,041	$3,085	$2,109
The following table presents the increases (decreases) in revenues from real estate operations, operating expenses and interest expense for newly-opened properties for the year ended January 31, 2013 compared with the same period in the prior year:

				Year Ended January 31, 2013 vs. 2012
Property	Location	Quarter-Year Opened	Units	Revenues from Real Estate Operations	Operating Expenses	Interest Expense
				(in thousands)
Botanica Eastbridge	Denver, Colorado	Q3-2012	118	$119	$262	$7
Aster Town Center	Denver, Colorado	Q1-2012/Q2-2012	85	672	475	146
Foundry Lofts	Washington, D.C.	Q4-2011	170	4,124	774	2,960
Total				$4,915	$1,511	$3,113
Comparable economic occupancy for the Residential Group is 94.7% and 94.5% for the 11 months ended December 31, 2013 and the year ended January 31, 2013, respectively. Economic residential occupancy is calculated by dividing gross potential rent less vacancy by gross potential rent. Gross potential rent (“GPR”) is calculated based on actual rents per lease agreements for occupied apartment units and at market rents for vacant apartment units. Market rental rates are determined using a variety of factors which include availability of specific apartment unit types (one bedroom, two bedroom, etc.), seasonality factors and rents offered by competitive properties for similar apartment types in the same geographic market. Comparable economic occupancy relates to stabilized properties that operated in both the 11 months ended December 31, 2013 and year ended January 31, 2013.

The percentage change of comparable NOI over the same period in the prior year is as follows:

	11 Months Ended December 31, 2013	Year Ended January 31, 2013
Residential	4.7%	7.3%
The following tables present leasing information of our Apartment Communities. Prior period amounts may differ from data as reported in previous quarters since the properties that qualify as comparable change from period to period.

Quarterly Comparison		Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
	Leasable Units at Pro-Rata % (3)	Two Months	Three Months		Two Months	Three Months
		Ended	Ended		Ended	Ended
Comparable Apartment Communities(1)		December 31, 2013	January 31, 2013	% Change	December 31, 2013	January 31, 2013	% Change
Core Markets	7,956	$1,743	$1,676	4.0%	94.9%	95.0%	(0.1)%
Non-Core Markets	8,945	$971	$955	1.7%	93.7%	93.7%	—
Total Comparable Apartments	16,901	$1,334	$1,294	3.1%	94.5%	94.5%	—

Year-to Date Comparison		Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
	Leasable Units at Pro-Rata % (3)
		11 Months Ended	Year Ended		11 Months Ended	Year Ended
Comparable Apartment Communities(1)		December 31, 2013	January 31, 2013	% Change	December 31, 2013	January 31, 2013	% Change
Core Markets	7,709	$1,699	$1,631	4.2%	95.2%	95.1%	0.1%
Non-Core Markets	8,945	$958	$937	2.2%	94.1%	93.6%	0.5%
Total Comparable Apartments	16,654	$1,301	$1,258	3.4%	94.7%	94.5%	0.2%

Sequential Quarter Comparison		Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
	Leasable Units at Pro-Rata % (3)	Two Months	Three Months		Two Months	Three Months
		Ended	Ended		Ended	Ended
Comparable Apartment Communities(1)		December 31, 2013	January 31, 2013	% Change	December 31, 2013	January 31, 2013	% Change
Core Markets	8,628	$1,823	$1,799	1.3%	94.8%	95.3%	(0.5)%
Non-Core Markets	9,252	$965	$959	0.6%	93.7%	94.3%	(0.6)%
Total Comparable Apartments	17,880	$1,379	$1,365	1.0%	94.4%	95.0%	(0.6)%

(1)
Includes apartment communities completely opened and operated in the periods presented. These apartment communities include units leased at affordable apartment rates which provide a discount from average market rental rates. For the two months ended December 31, 2013, 18.9% of leasable units in core markets and 3.5% of leasable units in non-core markets were deemed affordable housing units. Excludes all military and limited-distribution subsidized senior housing units.

(2)	Represents gross potential rent less concessions.

(3)	Leasable units at pro-rata represent our share of total leasable units at the apartment community.
Military Housing Fee Revenues – Property management and asset management fees are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, generated by the military housing privatization projects as defined in the agreements. Additional property management incentive fees are recognized based upon successful completion of criteria as set forth in the property management agreements. Property management, management incentive and asset management fees of $17,372,000 and $16,762,000 were recognized during the 11 months ended December 31, 2013 and 2012, respectively, and $18,203,000 and $17,456,000 were recognized during the years ended January 31, 2013 and 2012, respectively, which were recorded in revenues from real estate operations.
Development fees are earned based on a contractual percentage of the actual development costs incurred. Additional development incentive fees are recognized based upon successful completion of criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements. Development and development incentive fees of $28,933,000 and $35,906,000 were recognized during the 11 months ended December 31, 2013 and 2012, respectively, and $39,475,000 and $35,323,000 were recognized during the years ended January 31, 2013 and 2012, respectively, which were recorded in revenues from real estate operations.
Construction management fees are earned based on a contractual percentage of the actual construction costs incurred. Additional construction incentive fees are recognized based upon successful completion of certain criteria as set forth in the construction contracts. Construction and incentive fees of $585,000 and $1,153,000 were recognized during the 11 months ended December 31, 2013 and 2012, respectively, and $1,264,000 and $4,158,000 were recognized during the years ended January 31, 2013 and 2012, respectively, which were recorded in revenues from real estate operations.

Arena
Revenues from Real Estate Operations – Revenues from real estate operations for the Arena increased by $63,105,000 for the 11 months ended December 31, 2013 compared with the same period in the prior year and by $46,784,000 for the year ended January 31, 2013 compared with the same period in the prior year. The increases are attributable to the grand opening of the Arena, which occurred on September 28, 2012.
Operating and Interest Expenses – Operating expenses for the Arena increased by $28,543,000 for the 11 months ended December 31, 2013 compared with the same period in the prior year and by $36,639,000 for the year ended January 31, 2013 compared with the same period in the prior year. These increases are attributable to the grand opening of the Arena.
Interest expense for the Arena increased by $37,416,000 for the 11 months ended December 31, 2013 compared with the same period in the prior year and by $14,214,000 for the year ended January 31, 2013 compared with the same period in the prior year. The increases are due to the cessation of capitalized interest upon the completion of construction and the grand opening of the Arena.
Land Development Group
Activity reported in the Land Development Group in 2013 and 2012 primarily relates to our Stapleton project in Denver, Colorado. Activity reported in the Land Development Group in 2011 includes the activity of our Stapleton project as well as various other land projects now classified as land held for divestiture.
Revenues from Real Estate Operations – Revenues from real estate operations for the Land Development Group increased by $580,000 for the 11 months ended December 31, 2013 compared with the same period in the prior year.
Revenues from real estate operations for the Land Development Group increased by $10,214,000 for the year ended January 31, 2013 compared with the same period in the prior year. This variance is attributable to higher land sales at Stapleton partially offset by lower land sales at various land development projects previously reported in Land Development Group revenues as discussed above.
Operating and Interest Expenses – Operating expenses for the Land Development Group decreased by $11,187,000 for the 11 months ended December 31, 2013 compared with the same period in the prior year. This variance is primarily attributable to lower general and administrative expenses substantially as a result of the land divestiture efforts in 2012.
Operating expenses for the Land Development Group increased by $549,000 for the year ended January 31, 2013 compared with the same period in the prior year.
Interest expense for the Land Development Group decreased by $4,333,000 for the 11 months ended December 31, 2013 compared with the same period in the prior year and increased by $358,000 during the year ended January 31, 2013 compared with the same period in the prior year. The decrease in 2013 from the prior year's period was primarily due to reduced interest allocations from the Corporate Activities segment.
Net Gain (Loss) on Land Held for Divestiture Activity and Net Gain (Loss) on Land Held for Divestiture Activity of Unconsolidated Entities
See Note L – Land Held for Divestiture in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-KT for detailed information.
The Nets
The amount of equity in loss, net of noncontrolling interests, was $2,802,000, $5,256,000, $4,672,000 and $26,814,000 for the 11 months ended December 31, 2013 and 2012 and the years ended January 31, 2013 and 2012, respectively. The decreases in allocated losses in 2013 compared with 2012 and in 2012 compared with 2011 are primarily due to impacts of our funding commitments as discussed in "The Nets" section in Item 1 of this Form 10-KT.
Corporate Activities
Operating and Interest Expenses – Operating expenses for Corporate Activities decreased by $4,073,000 for the 11 months ended December 31, 2013 compared with the same period in the prior year. The decrease was attributed to decreased compensation, benefits and other payroll-related costs.
Operating expenses decreased $135,000 for the year ended January 31, 2013 compared with the same period in the prior year.
Interest expense decreased by $5,388,000 for the 11 months ended December 31, 2013 compared with the same period in the prior year as a result of a significant reduction in the outstanding principal amount of our senior notes. Interest decreased on our 2017 Senior Notes redeemed in August 2013, our 2014 Senior Notes exchanged in April 2013, put to us in May and June 2013 and redeemed in November 2013, our 2015 Senior Notes redeemed in March 2013 and our 2034 Senior Notes redeemed in October 2013. These decreases were partially offset by increased interest on our 2020 Senior Notes issued in July 2013 and reduced interest allocations to the Land Development Group.

Interest expense increased by $4,537,000 for the year ended January 31, 2013 compared with the same period in the prior year. The increase is primarily a result of interest on $350,000,000 principal amount of 4.250% Convertible Senior Notes due 2018 ("2018 Senior Notes") issued in July 2011 and interest on $125,000,000 principal amount of our 2034 Senior Notes issued in July 2012, offset by decreased interest on the $125,000,000 principal amount of our 2015 Senior Notes redeemed in August 2012 and lower interest expense on corporate interest rate swaps due to reduction in the strike rate of the active swaps compared with the prior period.

Other Activity
The following items are discussed on a consolidated basis.
Interest and Other Income
Interest and other income was $52,332,000, $45,546,000 and $46,104,000 for the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012, respectively. The increase for the 11 months ended December 31, 2013 compared with the year ended January 31, 2013 is primarily related to the sale of our fiber optics network at University Park in Cambridge, Massachusetts, partially offset by a decrease in the income recognition on the sale of state and federal historic preservation tax credits, Brownfield tax credits and new market tax credits. The decrease for the year ended January 31, 2013 compared with the same period in the prior year is primarily related to a decrease in the income recognition on the sale of state and federal historic preservation tax credits and new market tax credits.
Net Gain on Change in Control of Interests
Net gain on change in control of interests was $2,762,000 for the 11 months ended December 31, 2013 compared with $6,766,000 for the year ended January 31, 2013. The amount for 2013 relates to the acquisition of our partner's ownership interest in Uptown Apartments. The amount for 2012 relates to the acquisition of our partner's ownership interest in three office buildings in Albuquerque, New Mexico.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated entities was $107,825,000 for the 11 months ended December 31, 2013 and $84,933,000 for the same period in the prior year, representing an increase of $22,892,000. The variance is primarily attributable to the following increases:

-	Commercial Group

•
$42,860,000 related to the 2013 gains on disposition of our unconsolidated investment in Liberty Center, Marketplace at Riverpark, a specialty retail center in Fresno, California, and Westin Convention Center;

•	$27,080,000 related to the 2013 gain on disposition of partial interest of our unconsolidated investment in Charleston Town Center, a regional mall in Charleston, West Virginia; and

•	$5,753,000 related to the change from full consolidation method of accounting to equity method upon the formation of new joint ventures in 2013 with an outside partner.

-	Residential Group

•	$3,992,000 related to the 2013 change from equity method to full consolidation method of accounting for Uptown Apartments upon the acquisition of our partner's ownership interest.

-	The Nets

•	$2,454,000 related to a 2013 decrease in allocated losses from our equity investment in The Nets.
These increases were partially offset by the following decreases:

-	Residential Group

•	$34,959,000 related to the 2012 gain on disposition of partial interest in 8 Spruce Street.

-	Commercial Group

•	$16,107,000 related to the 2012 gains on disposition of our unconsolidated investment in Village at Gulfstream Park and Chagrin Plaza I and II, office buildings in Beachwood, Ohio; and

•	$1,510,000 related to the 2013 loss on disposition of our unconsolidated investment in Plaza at Robinson Town Center.

-	Land Development Group

•	$2,970,000 related to deferred revenue recognition in 2012 at Central Station, a mixed-use land development project in downtown Chicago, Illinois, upon the sale of the underlying land.

Equity in earnings of unconsolidated entities was $85,798,000 for the year ended January 31, 2013 and $21,147,000 for the year ended January 31, 2012, representing an increase of $64,651,000. The variance is primarily attributable to the following increases:

-	Residential Group

•	$34,959,000 related to the 2012 gain on disposition of partial interest in 8 Spruce Street.

-	The Nets

•	$22,142,000 related to a 2012 decrease in allocated losses from our equity investment in The Nets.

-	Commercial Group

•	$16,107,000 related to the 2012 gains on disposition of our unconsolidated investment in Village at Gulfstream Park and Chagrin Plaza I and II; and

•
$3,381,000 related to the change from full consolidation method of accounting to equity method upon the formation of a new joint venture in 2011 with an outside partner in 15 retail properties in the Greater New York City metropolitan area.

-	Land Development Group

•	$2,970,000 related to deferred revenue recognition in 2012 at Central Station upon the sale of the underlying land.
These increases were partially offset by the following decreases:

-	Residential Group

•
$12,567,000 related to the 2011 gains on disposition of our partnership interest in Metropolitan Lofts, an apartment community in Los Angeles, California, and Twin Lake Towers, an apartment community in Denver, Colorado; and

•	$2,678,000 related to a 2012 increase in allocated losses from our equity investment in Uptown Apartments.
Amortization of Mortgage Procurement Costs
We amortize mortgage procurement costs over the term of the related nonrecourse mortgage debt and notes payable. For the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012, we recorded amortization of mortgage procurement costs of $8,561,000, $11,182,000 and $10,997,000, respectively. Amortization of mortgage procurement costs decreased $2,621,000 for the 11 months ended December 31, 2013 compared with the year ended January 31, 2013 and increased $185,000 for the year ended January 31, 2013 compared with the same period in the prior year. The decrease for the 11 months ended December 31, 2013 compared with the year ended January 31, 2013 is primarily related to one less month of activity in the transition period combined with the overall reduction in nonrecourse mortgages through our deleveraging efforts.
Gain on Extinguishment of Debt
See Note U – Gain on Extinguishment of Debt in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-KT for detailed information.
Impairment of Real Estate, Impairment of Unconsolidated Entities and Write-Off of Abandoned Development Projects and Demolition Costs
See Note T – Impairment of Real Estate, Impairment of Unconsolidated Entities and Write-Off of Abandoned Development Projects and Demolition Costs in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-KT for detailed information.
Depreciation and Amortization
We recorded depreciation and amortization expense of $279,189,000, $218,695,000 and $198,290,000 for the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012, respectively, which is an increase of $60,494,000, or 27.7%, and an increase of $20,405,000, or 10.3%, compared with the same periods in the prior years. The increase for the 11 months ended December 31, 2013 compared with the year ended January 31, 2013 is primarily attributable to accelerated depreciation expense of $45,500,000 related to Ten MetroTech Center, based on the decision to demolish the building, during the 11 months ended December 31, 2013. In addition, the increase is attributable to new property openings, primarily Barclays Center of $24,342,000 and Westchester's Ridge Hill, a mixed-use retail project in Yonkers, New York, of $7,001,000. The remaining decrease is primarily the result of reporting 11 months of depreciation and amortization expense in 2013 compared with a year in 2012.
The increase for the year ended January 31, 2013 compared with the prior year is primarily attributable to new property openings.
Net Gain on Disposition of Partial Interests in Rental Properties
See Note M – Net Gain on Disposition of Partial Interests in Rental Properties in the Notes to Consolidated Financial statements in Item 8 of this Form 10-KT for additional information.

Discontinued Operations
See Note V – Discontinued Operations and Gain (Loss) on Disposition of Rental Properties in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-KT for detailed information.

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
Our strategic plan drives our capital strategy and business focus on core products located in core markets. In order to achieve our strategic goals, we have a detailed process of evaluating each individual asset in our operating and development portfolio to identify those having the best opportunity to provide capital through full or partial sale in conjunction with our strategy of focusing on our core products and markets. This process may result in reductions to estimated holding periods and the total estimated undiscounted cash flows used for impairment calculations on our individual consolidated real estate assets. In some cases, this may result in estimated undiscounted cash flows being less than the carrying value of the consolidated asset and necessitating an impairment charge to write down the asset to its estimated fair value.
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
Substantial additional costs for rail yard and infrastructure improvements will be required to proceed with Phase II. During October 2013, the December 31, 2013 deadline to commence construction on the permanent rail yard and to post the completion guaranty for such work was extended to June 30, 2014. If we choose to begin construction on the permanent rail yard by June 30, 2014, it must be substantially complete by September 1, 2016. We have previously provided an $86,000,000 letter of credit to the Metropolitan Transit Authority ("MTA") as collateral for construction of the permanent rail yard. In order to construct the aforementioned seven buildings in Phase II, we will be required to construct a platform over the new permanent rail yard. Alternatively, if we choose not to commence construction on the permanent rail yard by June 30, 2014, the MTA may assert that we are in default of various MTA project agreements and pursue a draw down of our $86,000,000 letter of credit. A default under the MTA agreements would also result in our loss of approximately 3.3 million square feet of development rights for Phase II resulting in a significant charge related to abandonment of this development opportunity.

On December 16, 2013, we entered into a definitive agreement with Greenland Group Co., a Chinese state-owned enterprise (“Greenland”) for a joint venture to develop the Brooklyn Atlantic Yards project. The joint venture will execute on the remaining development rights, including the infrastructure and vertical construction of the residential units, but excludes Barclays Center and the under construction B2 BKLYN apartment community. Under the joint venture, Greenland will acquire 70% of the project, co-develop the project with us and share in the entire project costs going forward at the same percentage interest. If effectuated, the joint venture will develop the project consistent with the approved master plan. All due diligence by Greenland has been completed and no other significant contingencies preventing the transaction from closing remain. The agreement is subject to necessary regulatory approvals but it is expected that all approvals will be received, allowing the transaction to close in mid-2014. We have analyzed the agreement and determined that, upon closing, the joint venture will be accounted for on the equity method of accounting, resulting in the deconsolidation of our investment in Brooklyn Atlantic Yards and its allocation of the site acquisition costs. Based on the facts described above, we estimate it is likely the transaction will close and the asset will be sold. As a result, we have classified the assets and liabilities as held for sale on our consolidated balance sheet as of December 31, 2013 and recorded the asset at estimated fair value less costs to sell, resulting in an impairment of $289,864,000 ($242,417,000, net of noncontrolling interest) recorded during the two months ended December 31, 2013. Additionally, upon closing, evaluation on a quarterly basis for other than temporary impairment of our equity method investment will be required. This could result in future impairments of our equity method investment. The closing of this transaction will significantly reduce our equity requirements for the full build-out of this project thereby reducing our development risk and improving our future liquidity.
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
We continue to make progress on certain other pre-development projects, primarily multifamily projects located in core markets. The cash that we believe is required to fund our equity in projects under construction and development plus any cash necessary to extend or pay down our 2014 debt maturities is anticipated to exceed our cash from operations. As a result, we intend to extend maturing debt or repay it with net proceeds from property sales, equity joint ventures, borrowings on our bank revolving credit facility or future debt or equity financing.
During the 11 months ended December 31, 2013, we closed several transactions which strengthened our balance sheet by increasing liquidity, addressing certain near term maturities of our senior notes and reducing total debt and preferred equity resulting in lower future fixed charges for interest and preferred dividends.

•
We generated net cash proceeds of $256,007,000, net of distributions to noncontrolling interests, through the sale of non-core operating assets primarily related to the sale of Millender Center, an apartment community in Detroit, Michigan, Higbee Building, an office building in Cleveland, Ohio, Orchard Town Center, a regional mall in Westminster, Colorado, and Sheraton Station Square, a hotel, Liberty Center, an unconsolidated office building, Westin Convention Center, an unconsolidated hotel, and Plaza at Robinson Town Center, an unconsolidated specialty retail center, all located in Pittsburgh, Pennsylvania.

•	In November 2013, we redeemed the remaining $1,114,000 principal amount of our 3.625% Puttable Equity-Linked Senior Notes due 2014 ("2014 Senior Notes") at par value.

•
In October 2013, we redeemed all of the outstanding $225,000,000 principal amount of our 7.375% Senior Notes due 2034 at par value using the proceeds from the formation of joint ventures with various affiliated entities of QIC, one of the largest institutional investment managers in Australia, as discussed below.

•
In 2013, we closed an agreement with affiliated entities of QIC to create joint ventures at eight (seven in September 2013 and one in December 2013) regional retail malls, six of which were formerly wholly owned and two of which were partially owned by us. We contributed our ownership interests in each of the eight properties into the joint ventures for a 51% ownership interests in the joint ventures and QIC contributed cash and assumed $477,100,000 of nonrecourse mortgage debt, which represented 49% of the joint venture's nonrecourse mortgage debt, for its 49% ownership interests. Prior to admitting the outside partners, we acquired the noncontrolling interest in two of the regional malls utilizing proceeds from an earlier refinancing of one of the properties to partially fund the acquisitions. The combination of the earlier refinancing, acquisition of noncontrolling interests and the joint venture agreements resulted in cash liquidity of approximately $350,000,000, net of transaction costs.

•
In August 2013, we redeemed all of the outstanding $132,144,000 principal amount of our 6.500% Senior Notes due 2017 at par value using the proceeds from the issuance of our 3.625% Convertible Senior Notes due 2020 ("2020 Senior Notes").

•	In July 2013, we issued, at par, $300,000,000 aggregate principal amount of our 2020 Senior Notes in a private placement.

•
On May 31, 2013, we issued a put termination notice to the noteholders to put their 2014 Senior Notes to us. As of July 12, 2013, the last settlement date, $60,033,000 aggregate principal amount of the 2014 Senior Notes were put, for which noteholders received 4,128,806 shares of our Class A common stock and cash payments totaling $1,088,000 for interest payable to October 15, 2013 and in lieu of fractional shares.

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

•
In February 2013, we entered into a Fourth Amended and Restated Credit Agreement and a Fourth Amended and Restated Guaranty of Payment of Debt (as amended to the date hereof, collectively, the “Credit Facility”). The amendment extended the maturity date to February 2016, subject to a one year extension upon the satisfaction of certain conditions, reduced the interest rate spread on the London Interbank Offered Rate ("LIBOR") option by 25 basis points to 3.50% and removed the prior LIBOR floor of 100 basis points. The amendment also increased available borrowings to $465,000,000, subject to certain reserve commitments to be established, as applicable, on certain dates to be used to retire certain of our senior notes that come due during the term of the amendment and provided an accordion provision allowing us to increase our total available borrowings to $500,000,000 upon satisfaction of certain conditions set forth in the Credit Facility. In July 2013, we met the conditions to exercise the accordion provision increasing our total available borrowings from $465,000,000 to $500,000,000.

•
In February 2013, we announced our intention to redeem all of our outstanding shares of Series A preferred stock on March 15, 2013. From January 31, 2013 to March 14, 2013, 109,768 shares of Series A preferred stock were converted by holders into 362,990 shares of Class A common stock in accordance with the original terms of the Series A preferred stock. On March 15, 2013, we redeemed the remaining 101,270 shares of Series A preferred stock for approximately $5,100,000, the aggregate amount of liquidation preference plus the dividend that was due and payable on March 15, 2013.

As of December 31, 2013, we have no remaining preferred stock outstanding and all of the remaining outstanding senior notes are convertible into Class A common Stock based on conversion prices ranging from $13.91 to $24.21 per Class A common share.
We continue to explore various options to strengthen our balance sheet and enhance our liquidity, but can give no assurance that we can accomplish any of these other options on terms favorable to us or at all. If we cannot enhance our liquidity, it could adversely impact our growth and result in further curtailment of development activities.
We have no nonrecourse mortgages that were in default as of December 31, 2013.
As of December 31, 2013 we had $839,972,000 of nonrecourse mortgage financings with scheduled maturities during the year ending December 31, 2014, of which $33,632,000 represents regularly scheduled amortization payments. Subsequent to December 31, 2013, we have addressed $137,715,000 of these maturities through closed transactions and commitments. We are currently in negotiations to refinance and/or extend the remaining $668,625,000 of nonrecourse debt, which includes $465,000,000 encumbering Westchester’s Ridge Hill, a mixed-use retail project in Yonkers, New York, scheduled to mature during the year ending December 31, 2014. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings on the single collateralized asset, which would likely result in an impairment which could be significant.
As of December 31, 2013, we had three nonrecourse mortgages greater than five percent of our total nonrecourse mortgage debt and notes payable. The mortgages, encumbering New York Times, an office building in Manhattan, New York, Westchester’s Ridge Hill, and Barclays Center, a sports and entertainment arena in Brooklyn, New York, have outstanding balances of $640,000,000, $465,000,000 and $395,127,000, respectively, at December 31, 2013.
As of December 31, 2013, our share of nonrecourse mortgage debt and notes payable recorded on our unconsolidated subsidiaries amounted to $2,412,251,000 of which $264,685,000 ($30,724,000 represents scheduled principal payments) was scheduled to mature during the year ending December 31, 2014. Negotiations are ongoing on the 2014 maturities, but we cannot give assurance that we will obtain these financings on favorable terms or at all.

Financial Covenants
Our Credit Facility contains certain restrictive financial covenants. A summary of the key financial covenants as defined in the agreement, all of which we are compliant with at December 31, 2013, follows:

	Requirement	As of
	Per Agreement	December 31, 2013
	(dollars in thousands)
Credit Facility Financial Covenants
Debt Service Coverage Ratio	1.40x	1.60x
Debt Yield Ratio	>9%	11.57%
Cash Flow Coverage Ratio	2.75x	3.62x
Total Development Ratio	<17%	7.82%
Minimum Consolidated Shareholders’ Equity, as defined	$2,320,175	$3,738,475
Bank Revolving Credit Facility
See Note G – Bank Revolving Credit Facility in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-KT for additional information.
Senior and Subordinated Debt
See Note H – Senior and Subordinated Debt in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-KT for additional information.
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
We are actively working to refinance and/or extend the maturities of the nonrecourse debt that is coming due in the next 24 months. During the 11 months ended December 31, 2013, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancings	$370,030
Construction and development projects (1)	233,900
Loan extensions/acquisitions	114,764
$718,694

(1)	Represents the full amount available to be drawn on the loans.

Cash Flows
Operating Activities
Net cash provided by operating activities was $162,805,000, $417,445,000 and $303,117,000 for the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012, respectively. The net decrease in net cash provided by operating activities for the 11 months ended December 31, 2013 compared with the year ended January 31, 2013, of $254,640,000 is primarily due to reporting one month less of cash flows in the 11 month transition period, decreased cash from our sales of land held for divestiture, increased interest payments in operations due to the cessation of capitalizing interest on several large development properties that were recently opened, an increase in development costs being expensed due to the reduced amount of our projects under active development, payments of accounts payable, accrued expenses and other liabilities, decreased cash distributions from operations of unconsolidated entities and changes in notes and accounts receivable offset by changes in other assets. The net increase in net cash provided by operating activities for the year ended January 31, 2013, compared with the year ended January 31, 2012, of $114,328,000 is primarily due to the increase in cash received from our sales of land held for divestiture, changes in notes and accounts receivable offset by increased interest payments due to the cessation of capitalizing interest on several large development properties and payments of accounts payable, accrued expenses and other liabilities.

Investing Activities
Net cash provided by (used in) investing activities was $227,997,000, $(511,278,000) and $(435,758,000) for the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012, respectively, and consisted of the following:

	11 Months Ended	Years Ended
	December 31, 2013	January 31, 2013	January 31, 2012
	(in thousands)
Capital expenditures:
Construction and development costs:
Atlantic Yards - B2, a modular apartment community in Brooklyn, New York	$(48,123)	$(2,398)	$—
Barclays Center, a sports and entertainment arena in Brooklyn, New York	(43,928)	(325,744)	(249,139)
The Yards - Twelve12, an apartment community in Washington, D.C.	(43,855)	—	—
Atlantic Yards, a mixed-use development project in Brooklyn, New York	(41,893)	(93,791)	(111,752)
Acquisition of two land parcels for a residential development project in downtown Los Angeles, California	(27,582)	—	—
Aster Conservatory Green, an apartment community in Denver, Colorado	(26,365)	—	—
Westchester’s Ridge Hill, a regional mall in Yonkers, New York	(22,224)	(94,041)	(159,370)
8 Spruce Street, a mixed-use residential project in Manhattan, New York (1)	—	—	(47,583)
Other	(129,848)	(192,314)	(140,738)
Total construction and development costs (2)	(383,818)	(708,288)	(708,582)
Acquisition of a building at Antelope Valley Mall in Palmdale, California	(8,514)	—	—
Operating properties:
Commercial Segment	(15,885)	(20,868)	(12,759)
Residential Segment	(15,861)	(18,375)	(13,351)
Other	(1,051)	(1,094)	(1,193)
Total operating properties	(32,797)	(40,337)	(27,303)
Tenant improvements:
Commercial Segment	(36,499)	(55,240)	(24,496)
Total capital expenditures	$(461,628)	$(803,865)	$(760,381)
Payment of lease procurement costs (3)	(8,308)	(11,992)	(22,907)
Increase in notes receivable	(42,158)	(37,583)	(14,489)
Decrease (increase) in restricted cash used for investing purposes:
The Yards - Twelve12	$40,560	$(88,485)	$—
Avenue at Tower City Center, a specialty retail center in Cleveland, Ohio	6,005	(441)	(3,681)
Uptown Apartments, an apartment community in Oakland, California	3,738	—	—
Westchester’s Ridge Hill	2,349	10,736	3,619
Atlantic Yards	1,783	193,606	(120,136)
Atlantic Yards - B2	(1,801)	(45,000)	—
Sky 55, an apartment complex in Chicago, Illinois	(1,739)	6,795	(6,783)
Barclays Center	(1,457)	(1,888)	143,496
John Hopkins Parking Garage in East Baltimore, Maryland	—	19,393	(19,391)
Foundry Lofts, an apartment community in Washington, D.C.	—	4,006	26,465
John Hopkins-855 North Wolfe Street, an office building in East Baltimore, Maryland	—	2,342	12,324
8 Spruce Street (1)	—	—	49,665
Other	9,117	16,626	9,018
Total decrease in restricted cash used for investing purposes	$58,555	$117,690	$94,596
Proceeds from disposition of full or partial interests in rental properties and other investment:
Disposition of partial interests in eight regional retail malls	$412,275	$—	$—
Orchard Town Center, a regional mall in Westminster, Colorado	120,854	—	—
Higbee Building, an office building in Cleveland, Ohio	37,285	—	—
Millender Center, an apartment community in Detroit, Michigan	21,388	—	—
Sheraton Station Square, a hotel in Pittsburgh, Pennsylvania	16,318	—	—
Fiber optics network at University Park in Cambridge, Massachusetts	6,602	—	—
Colorado Studios, an office building in Denver, Colorado	2,681	—	—
Emerald Palms, an apartment community in Miami, Florida	—	44,518	—
Fairmont Plaza, an office building in San Jose, California	—	28,824	—
Southfield, an apartment community in Whitemarsh, Maryland	—	16,891	—
White Oak Village, a specialty retail center in Richmond, Virginia	—	13,261	—
Quebec Square, a specialty retail center in Denver, Colorado	—	8,642	—
Disposition of partial interests in 15 retail properties in the New York metropolitan area	—	—	166,510
Waterfront Station-East 4th & West 4th Buildings, office buildings in Washington, D.C.	—	—	126,123
Ritz-Carlton, a hotel in Cleveland, Ohio	—	—	31,006
Development project in Washington, D.C.	—	—	19,348
Other	7,624	1,706	10,256
Total proceeds from disposition of full or partial interests in rental properties and other investment	$625,027	$113,842	$353,243

Investing Activities (continued):

	11 Months Ended	Years Ended
	December 31, 2013	January 31, 2013	January 31, 2012
	(in thousands)
Change in investments in and advances to unconsolidated entities—(investment in) or return of investment:
Acquisitions:
Kohl's building at South Bay Galleria, a regional mall in Redondo Beach, California	$(8,864)	$—	$—
Macy's building at Ballston Common Mall, a regional mall in Arlington, Virginia	(8,074)	—	—
Dispositions of partial interests in equity method investments:
Charleston Town Center, a regional mall in Charleston, West Virginia	9,402	—	—
8 Spruce Street (1)	—	129,037	—
Dispositions:
Liberty Center and Westin Convention Center, an office building and hotel in Pittsburgh, Pennsylvania	26,677	—	—
Plaza at Robinson Town Center, a specialty retail center in Pittsburgh, Pennsylvania	13,500	—	—
Marketplace at Riverpark, a specialty retail center in Fresno, California	8,839	—	—
Village at Gulfstream Park, a specialty retail center in Hallandale Beach, Florida	—	15,000	—
Metropolitan Lofts, an apartment community in Los Angeles, California	—	—	12,590
Commercial Projects:
Harlem Center, Atlantic Center, Court Street, Gun Hill Road and Bruckner Boulevard, primarily refinancing proceeds at five specialty retail centers in the Greater New York City metropolitan area	31,482	—	—
Jackson Building, primarily refinancing proceeds at an office building in Cambridge, Massachusetts	4,898	—	—
300 Massachusetts Ave, an office building under construction in Cambridge, Massachusetts	(10,926)	—	—
35 Landsdowne Street, primarily refinancing proceeds at an office building in Cambridge, Massachusetts	—	17,085	—
Bulletin Building, contribution for the repayment of debt at an office building in San Francisco, California	—	(8,775)	—
Queens Place, primarily refinancing proceeds from a specialty retail center in Queens, New York	—	—	12,600
65/80 Landsdowne Street, primarily refinancing proceeds at an office building in Cambridge, Massachusetts	—	—	12,059
Village at Gulfstream Park	—	—	(11,600)
818 Mission Street, an office building in San Francisco, California	—	—	(4,455)
Residential Projects:
Five renewable energy facilities	(9,145)	—	—
8 Spruce Street (1)	(2,445)	(10,447)	(62,467)
Radian (120 Kingston), an apartment community under construction in Boston, Massachusetts	(1,639)	(12,605)	(6,217)
The Grand, primarily refinancing proceeds at an apartment community in North Bethesda, Maryland	—	6,485	—
DKLB BKLN, an apartment community in Brooklyn, New York	—	—	(11,894)
The Nets, a National Basketball Association member	—	(9,619)	(22,978)
Other	2,804	(15,531)	(3,458)
Total change in investments in and advances to unconsolidated entities	$56,509	$110,630	$(85,820)
Net cash used in (provided by) investing activities	$227,997	$(511,278)	$(435,758)

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

(2)
We capitalized internal costs related to projects under construction and development of $40,926, $50,320 and $50,739, including compensation related costs of $34,018, $40,253 and $41,278 for the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012, respectively. Total capitalized internal costs represent approximately 8.87%, 6.26% and 6.67% of total capital expenditures for the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012, respectively.

(3)
We capitalized internal costs related to leasing activities of $3,894, $5,464 and $6,839, including compensation related costs of $3,130, $3,868 and $5,493 for the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012, respectively.

Financing Activities
Net cash (used in) provided by financing activities was $(443,816,000), $209,567,000 and $156,755,000 for the 11 months ended December 31, 2013 and years ended January 31, 2013 and 2012, respectively. The net decrease in cash provided by financing activities of $653,383,000 for the 11 months ended December 31, 2013 compared with the year ended January 31, 2013 relates to increased paydowns of nonrecourse mortgage debt and notes payable, the redemption of the 2015 Senior Notes, 2017 Senior Notes and 2034 Senior Notes, decreased outstanding borrowings on the Credit Facility and increased acquisitions of noncontrolling interests offset by proceeds from the issuance of our 2020 Senior Notes and increased contributions from noncontrolling interests. The significant use of cash during the 11 months ended December 31, 2013 to pay down debt is consistent with our ongoing goal of deleveraging the balance sheet. The net increase in cash provided by financing activities of $52,812,000 for the year ended January 31, 2013 compared with the same period in the prior year relates to increased net proceeds from nonrecourse mortgage debt and notes payable, decreased net payments on the bank revolving credit facility and decreased distributions to noncontrolling interests offset by proceeds from the issuance of 2018 Senior Notes during the year ended January 31, 2012.

CLASS A COMMON UNITS
We and certain of our affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of ours, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) on August 14, 2006. Pursuant to the Master Contribution Agreement, on November 8, 2006, we issued Class A Common Units (“Units”) in a jointly-owned limited liability company to the BCR Entities in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the Greater New York City metropolitan area. We accounted for the issuance of the Units in exchange for the noncontrolling interests under the purchase method of accounting. The Units may be exchanged for one of the following forms of consideration at our sole discretion: (i) an equal number of shares of our Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of our Class A common stock. We have no rights to redeem or repurchase the Units. At December 31, 2013 and January 31, 2013, 3,646,755 Units were outstanding. The carrying value of the Units of $186,021,000 is included as noncontrolling interests at December 31 and January 31, 2013.
Also pursuant to the Master Contribution Agreement, we and Mr. Ratner agreed that certain projects under development would remain owned jointly until such time as each individual project was completed and achieved “stabilization.” As each of the development projects achieves stabilization, it is valued and we, in our discretion, choose among various options for the ownership of the project following stabilization consistent with the Master Contribution Agreement. As described below, we and Mr. Ratner have agreed upon the value of five of the development projects that have reached stabilization. As of December 31, 2013, Westchester's Ridge Hill and air rights for any future residential vertical development at East River Plaza, a specialty retail center in Manhattan, New York,, remain subject to this agreement. The development projects were not covered by the Tax Protection Agreement (the “Tax Protection Agreement”) that the parties entered into in connection with the Master Contribution Agreement. The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties.
In accordance with the terms of the Tax Protection Agreement, we made no payments to the BCR Entities for tax indemnification during the 11 months ended December 31, 2013 and the year ended January 31, 2013. During the year ended January 31, 2012, we paid the BCR entities $1,074,000 for tax indemnification.
8 Spruce Street, DKLB BKLN and East River Plaza
Pursuant to the terms of the Master Contribution Agreement, on January 2, 2014, we caused certain of our affiliates to acquire for cash the BCR Entities' interests in three stabilized projects, 8 Spruce Street, an apartment community in Manhattan, New York, DKLB BKLN, an apartment community in Brooklyn, New York, and East River Plaza, all of which were under development at the time of the Master Contribution Agreement. In accordance with the agreements, the applicable BCR Entities assigned and transferred their interests in the three projects to affiliates of ours and received $14,286,000.
Prior to the transaction, we accounted for the three projects using the equity method of accounting and will continue to account for the projects as equity method investments, resulting in an increase in investments in and advances to unconsolidated affiliates totaling $14,286,000.
New York Times and Twelve MetroTech Center
Pursuant to the terms of the Master Contribution Agreement, in May 2008, we caused certain of our affiliates to acquire for cash the BCR Entities’ interests in two stabilized projects, New York Times, an office building in Manhattan, New York, and Twelve MetroTech Center, an office building in Brooklyn, New York. In accordance with the agreements, the applicable BCR Entities assigned and transferred their interests in the two projects to affiliates of ours and will receive approximately $121,000,000 over a 15 year period. An affiliate of ours has also agreed to indemnify the applicable BCR Entity against taxes payable by it by reason of a subsequent sale or other disposition of one of the projects. The tax indemnity provided by the affiliate of ours expires on December 31, 2014 and is similar to the indemnities provided for the operating properties under the Tax Protection Agreement.
The consideration exchanged by us for the BCR Entities’ interest in the two development projects has been accounted for under the purchase method of accounting. Pursuant to the agreements, the BCR Entities received an initial cash amount of $49,249,000. We calculated the net present value of the remaining payments over the 15 year period using a discounted interest rate. This initial discounted amount of $56,495,000 was recorded and will be accreted up to the total liability through interest expense over the 15 year period using the effective interest method. At December 31 and January 31, 2013, $13,013,000 and $22,643,000 is recorded in accounts payable, accrued expenses and other liabilities related to this obligation.
COMMITMENTS AND CONTINGENCIES
See Note Q – Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-KT for detailed information.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2013, we are subject to certain contractual obligations, some of which are off-balance sheet, as described in the table below:

	Payments Due by Period
	December 31,
	Total	2014	2015	2016	2017	2018	Thereafter
	(in thousands)
Long-Term Debt:
Nonrecourse mortgage debt and notes payable(1)	$4,579,506	$839,972	$469,411	$111,636	$1,021,036	$328,254	$1,809,197
Share of nonrecourse mortgage debt and notes payable of unconsolidated entities	2,412,251	264,685	384,412	228,420	454,421	271,301	809,012
Bank revolving credit facility	—	—	—	—	—	—	—
Senior and subordinated debt	700,000	—	—	50,000	—	350,000	300,000
Interest payments on long-term debt	2,490,308	337,846	286,745	262,743	207,624	146,305	1,249,045
Operating leases	81,119	9,575	8,713	7,964	3,258	3,168	48,441
Share of operating leases of unconsolidated entities	326,864	7,275	7,238	7,306	7,345	7,389	290,311
Construction contracts	222,808	197,566	25,025	217	—	—	—
Military housing construction contracts (2)	101,040	58,047	42,993	—	—	—	—
Other (3)	42,117	20,591	12,295	7,322	1,829	58	22
Total Contractual Obligations	$10,956,013	$1,735,557	$1,236,832	$675,608	$1,695,513	$1,106,475	$4,506,028

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

(3)
These amounts represent funds that we are legally obligated to pay under various service contracts, employment contracts and licenses over the next several years as well as unrecognized tax benefits. These contracts are typically greater than one year and either do not contain a cancellation clause or cannot be terminated without substantial penalty. We have several service contracts with vendors related to our property management including maintenance, landscaping, security and phone service. In addition, we have other service contacts that we enter into during our normal course of business which extend beyond one year and are based on usage including snow plowing, answering services, copier maintenance and cycle painting. As we are unable to predict the usage variables, these contracts have been excluded from our summary of contractual obligations at December 31, 2013.

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
NEW ACCOUNTING GUIDANCE
See the "New Accounting Guidance" section of Note A – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-KT for detailed information.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-KT, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-KT and other factors that might cause differences, some of which could be material, include, but are not limited to, the impact of current lending and capital market conditions on our liquidity, ability to finance or refinance projects and repay our debt, the impact of the current economic environment on the ownership, development and management of our commercial real estate portfolio, general real estate investment and development risks, using modular construction as a new construction methodology and investing in a facility to produce modular units, vacancies in our properties, further downturns in the housing market, competition, illiquidity of real estate investments, bankruptcy or defaults of tenants, anchor store consolidations or closings, international activities, the impact of terrorist acts, risks of owning and operating an arena, risks associated with an investment in a professional sports team, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our credit facility and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, the impact of credit rating downgrades, effects of uninsured or underinsured losses, effects of a downgrade or failure of our insurance carriers, environmental liabilities, conflicts of interest, risks associated with the sale of tax credits, risks associated with developing and managing properties in partnership with others, the ability to maintain effective internal controls, compliance with governmental regulations, increased legislative and regulatory scrutiny of the financial services industry, changes in federal, state or local tax laws, volatility in the market price of our publicly traded securities, inflation risks, litigation risks, cybersecurity risks and cyber incidents, as well as other risks listed from time to time in our reports filed with the Securities and Exchange Commission. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes the inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity (see the “Lending and Capital Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt” section of Item 1A. Risk Factors). We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At December 31, 2013, our outstanding variable-rate debt consisted of $1,432,725,000 of taxable debt and $565,444,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. If we are unable to procure long-term fixed-rate financing, we would pursue extending maturities with existing lenders. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.
Interest Rate Exposure
At December 31, 2013, the composition of nonrecourse debt was as follows:

	Operating Properties	Development Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed	$2,286,555	$294,782	$2,581,337	5.28%
Variable
Taxable	1,381,225	51,500	1,432,725	4.81%
Tax-Exempt	511,889	53,555	565,444	1.47%
	$4,179,669	$399,837	$4,579,506	4.66%
Total gross commitment from lenders		$682,904

To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)
01/01/14 - 01/01/15	$63,914	3.69%	$861,320	4.20%
01/01/15 - 01/01/16	200,000	2.00%	640,000	5.50%
01/01/16 - 09/01/17	—	—%	640,000	5.50%
Tax-Exempt (Priced off of SIFMA Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
01/01/14 - 01/01/15	$169,160	5.67%
01/01/15 - 11/25/16	42,005	5.84%
The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 2.54% and has never exceeded 8.00%.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of December 31, 2013, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $7,378,000 at December 31, 2013. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $7,478,000 at December 31, 2013. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
From time to time, we and/or certain of our joint ventures (the “Joint Ventures”) enter into total rate of return swaps ("TRS") on various tax-exempt fixed-rate borrowings. The TRS convert these borrowings from a fixed rate to a variable rate. In exchange for a fixed rate, the TRS require us and/or the Joint Ventures to pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At December 31, 2013 the SIFMA rate was 0.06%. Additionally, we and/or the Joint Ventures have guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TRS is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At December 31, 2013, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $358,755,000. The underlying TRS borrowings are subject to a fair value adjustment. In addition, we have TRS with a notional amount of $39,052,000 that is not designated as fair value hedging instruments, but is subject to interest rate risk.
We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At December 31 and January 31, 2013, we recorded interest rate caps at fair value of $155,000 and $7,000, respectively, in other assets. We also recorded interest rate swap agreements and TRS with positive fair values of approximately $903,000 and $21,307,000 at December 31 and January 31, 2013, respectively, in other assets. At December 31 and January 31, 2013, we recorded interest rate swap agreements and TRS that had a negative fair value of approximately $123,107,000 and $155,724,000, respectively, in accounts payable, accrued expenses and other liabilities.

We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. Based on these parameters, the table below contains the estimated fair value of our long-term debt at December 31, 2013.

	Carrying Value	Fair Value	Fair Value with 100 bp Decrease in Market Rates
	(in thousands)
Fixed	$3,281,337	$3,488,406	$3,698,754
Variable
Taxable	1,432,725	1,396,613	1,398,373
Tax-Exempt	565,444	557,523	555,156
Total Variable	$1,998,169	$1,954,136	$1,953,529
Total Long-Term Debt	$5,279,506	$5,442,542	$5,652,283
The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)
December 31, 2013

	Expected Maturity Date
	Year Ending December 31,
Long-Term Debt	2014	2015	2016	2017	2018	Period Thereafter	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$155,860	$296,241	$110,941	$375,809	$249,273	$1,393,213	$2,581,337	$2,709,002
Weighted average interest rate	6.85%	5.57%	5.59%	3.83%	4.63%	5.52%	5.28%
Senior and subordinated debt (1)	—	—	50,000	—	350,000	300,000	700,000	779,404
Weighted average interest rate	—%	—%	5.00%	—%	4.25%	3.63%	4.04%
Total Fixed-Rate Debt	155,860	296,241	160,941	375,809	599,273	1,693,213	3,281,337	3,488,406
Variable:
Variable-rate debt	593,302	128,160	685	645,217	572	64,789	1,432,725	1,396,613
Weighted average interest rate (2)	3.70%	3.07%	4.71%	6.38%	5.25%	2.68%	4.81%
Tax-exempt	90,810	45,010	10	10	78,409	351,195	565,444	557,523
Weighted average interest rate (2)	2.66%	2.04%	3.01%	3.01%	1.04%	1.19%	1.47%
Bank revolving credit facility (1)	—	—	—	—	—	—	—	—
Weighted average interest rate	—%	—%	—%	—%	—%	—%	—%
Total Variable-Rate Debt	684,112	173,170	695	645,227	78,981	415,984	1,998,169	1,954,136
Total Long-Term Debt	$839,972	$469,411	$161,636	$1,021,036	$678,254	$2,109,197	$5,279,506	$5,442,542
Weighted average interest rate	4.17%	4.55%	5.41%	5.44%	4.02%	4.45%	4.58%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of December 31, 2013.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)
January 31, 2013

	Expected Maturity Date
	Year Ending January 31,
Long-Term Debt	2013	2014	2015	2016	2017	Period Thereafter	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$646,225	$296,354	$350,543	$366,205	$555,014	$1,543,803	$3,758,144	$4,086,909
Weighted average interest rate	6.18%	6.01%	5.55%	5.71%	4.26%	5.53%	5.51%
Senior and subordinated debt (1)	29,000	199,457	53,253	50,000	132,144	569,115	1,032,969	1,060,940
Weighted average interest rate	7.88%	3.63%	7.63%	5.00%	6.50%	5.45%	5.39%
Total Fixed-Rate Debt	675,225	495,811	403,796	416,205	687,158	2,112,918	4,791,113	5,147,849
Variable:
Variable-rate debt	160,412	607,113	34,560	179	644,670	63,996	1,510,930	1,477,374
Weighted average interest rate(2)	4.31%	3.53%	3.48%	3.21%	6.38%	5.90%	4.93%
Tax-exempt	1	90,810	45,010	10	10	335,745	471,586	463,000
Weighted average interest rate(2)	3.06%	2.71%	2.12%	3.06%	3.06%	1.28%	1.64%
Bank revolving credit facility (1)	—	—	—	—	—	—	—	—
Weighted average interest rate	—%	—%	—%	—%	—%	—%	—%
Total Variable-Rate Debt	160,413	697,923	79,570	189	644,680	399,741	1,982,516	1,940,374
Total Long-Term Debt	$835,638	$1,193,734	$483,366	$416,394	$1,331,838	$2,512,659	$6,773,629	$7,088,223
Weighted average interest rate	5.88%	4.10%	5.31%	5.62%	5.51%	4.95%	5.09%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of January 31, 2013.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	74
Consolidated Balance Sheets	75
Consolidated Statements of Operations	76
Consolidated Statements of Comprehensive Income (Loss)	77
Consolidated Statements of Equity	78
Consolidated Statements of Cash Flows	79
Notes to Consolidated Financial Statements	81

Supplementary Data:
Quarterly Consolidated Financial Data (Unaudited)	126

Financial Statement Schedules:
Schedule II – Valuation and Qualifying Accounts	135
Schedule III – Real Estate and Accumulated Depreciation	136

All other schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

Individual financial statements of entities accounted for by the equity method that qualified as significant subsidiaries during the periods presented have either been included as an exhibit herein or it has been determined that inclusion of such financial statements is not required at this time. Audited financial statements of FC HCN University Park, LLC will be filed as an exhibit to an amended Form 10-KT within 90 days of its December 31, 2013 year end.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Forest City Enterprises, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows present fairly, in all material respects, the financial position of Forest City Enterprises, Inc. and its subsidiaries at December 31, 2013 and January 31, 2013, and the results of their operations and their cash flows for the eleven months ended December 31, 2013 and each of the two years in the period ended January 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
February 27, 2014

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2013	January 31, 2013
	(in thousands)
Assets
Real Estate
Completed rental properties	$7,307,233	$8,631,542
Projects under construction and development	535,479	1,292,453
Land inventory	126,754	99,309
Total Real Estate	7,969,466	10,023,304
Less accumulated depreciation	(1,469,328)	(1,654,632)
Real Estate, net – (variable interest entities $656.8 million and $1,416.9 million, respectively)	6,500,138	8,368,672
Cash and equivalents – (variable interest entities $18.8 million and $14.2 million, respectively)	280,206	333,220
Restricted cash and escrowed funds – (variable interest entities $154.5 million and $114.9 million, respectively)	347,534	410,414
Notes and accounts receivable, net	455,561	426,200
Investments in and advances to unconsolidated entities	447,165	456,628
Other assets – (variable interest entities $55.5 million and $92.5 million, respectively)	415,316	614,592
Land held for divestiture	1,934	2,706
Development project held for sale – (variable interest entities $504.2 million and $0, respectively)	504,171	—
Total Assets	$8,952,025	$10,612,432
Liabilities and Equity
Liabilities
Mortgage debt and notes payable, nonrecourse – (variable interest entities $323.7 million and $624.1 million, respectively)	$4,351,506	$5,738,960
Bank revolving credit facility	—	—
Senior and subordinated debt – (variable interest entities $0 and $29.0 million, respectively)	700,000	1,032,969
Accounts payable, accrued expenses and other liabilities – (variable interest entities $89.0 million and $76.2 million, respectively)	831,920	1,093,963
Cash distributions and losses in excess of investments in unconsolidated entities	256,843	292,727
Deferred income taxes	485,894	474,406
Mortgage debt and notes payable, nonrecourse of land held for divestiture	—	1,700
Mortgage debt, nonrecourse of development project held for sale – (variable interest entities $228.0 million and $0, respectively)	228,000	—
Total Liabilities	6,854,163	8,634,725
Redeemable Noncontrolling Interest	171,743	239,136
Commitments and Contingencies	—	—
Equity
Shareholders’ Equity
Preferred stock—7.0% Series A cumulative perpetual convertible, without par value, $50 liquidation preference; 6,400,000 shares authorized; 0 and 211,038 shares issued and outstanding, respectively	—	10,552
Preferred stock – without par value; 13,600,000 shares authorized, no shares issued	—	—
Common stock – $.33 1/3 par value
Class A, 371,000,000 shares authorized, 178,498,770 and 163,729,240 shares issued and 177,556,917 and 163,722,658 shares outstanding, respectively	59,500	54,576
Class B, convertible, 56,000,000 shares authorized, 20,173,558 and 20,235,273 shares issued and outstanding, respectively; 26,257,961 issuable	6,725	6,745
Total common stock	66,225	61,321
Additional paid-in capital	1,095,748	932,045
Retained earnings	570,793	576,285
Less treasury stock, at cost; 941,853 and 6,582 Class A shares, respectively	(15,978)	(108)
Shareholders' equity before accumulated other comprehensive loss	1,716,788	1,580,095
Accumulated other comprehensive loss	(76,582)	(103,203)
Total Shareholders’ Equity	1,640,206	1,476,892
Noncontrolling interest	285,913	261,679
Total Equity	1,926,119	1,738,571
Total Liabilities and Equity	$8,952,025	$10,612,432

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Operations

	11 Months Ended	Years Ended
	December 31, 2013	January 31, 2013	January 31, 2012
	(in thousands, except per share data)
Revenues from real estate operations	$1,020,108	$1,070,972	$997,741
Expenses
Operating expenses	675,585	670,285	614,814
Depreciation and amortization	279,189	218,695	198,290
Write-offs of abandoned development projects and demolition costs	40,414	26,850	8,838
Impairment of real estate	475,555	30,660	235
Net (gain) loss on land held for divestiture activity	7,382	(6,480)	115,654
	1,478,125	940,010	937,831
Interest expense	(292,324)	(261,294)	(241,840)
Amortization of mortgage procurement costs	(8,561)	(11,182)	(10,997)
Gain on extinguishment of debt	4,549	7,096	9,590
Interest and other income	52,332	45,546	46,104
Net gain on disposition of partial interests in rental properties	496,092	—	17,665
Loss before income taxes	(205,929)	(88,872)	(119,568)
Income tax expense (benefit)
Current	(326)	(61,284)	(16,939)
Deferred	(9,008)	46,559	(50,746)
	(9,334)	(14,725)	(67,685)
Net gain on change in control of interests	2,762	6,766	—
Earnings (loss) from unconsolidated entities, gross of tax
Equity in earnings	107,825	85,798	21,147
Impairment	—	(390)	(40,284)
Net gain (loss) on land held for divestiture activity	1,338	(40,777)	(41,902)
	109,163	44,631	(61,039)
Loss from continuing operations	(84,670)	(22,750)	(112,922)
Discontinued operations, net of tax:
Operating earnings from rental properties	3,106	6,119	8,935
Impairment of real estate	(13,786)	(2,604)	(8,382)
Gain on disposition of rental properties	24,560	55,506	111,801
	13,880	59,021	112,354
Net earnings (loss)	(70,790)	36,271	(568)
Noncontrolling interests
(Earnings) loss from continuing operations attributable to noncontrolling interests, gross of tax	71,510	1,539	(2,167)
Earnings from discontinued operations attributable to noncontrolling interests	(6,027)	(1,385)	(83,751)
	65,483	154	(85,918)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	(5,307)	36,425	(86,486)
Preferred dividends and inducements of preferred stock conversions	(185)	(32,129)	(15,400)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(5,492)	$4,296	$(101,886)
Basic and diluted earnings (loss) per common share
Loss from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	$(0.07)	$(0.31)	$(0.78)
Earnings from discontinued operations attributable to Forest City Enterprises, Inc. common shareholders	0.04	0.32	0.17
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(0.03)	$0.01	$(0.61)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	11 Months Ended	Years Ended
	December 31, 2013	January 31, 2013	January 31, 2012
	(in thousands)
Net earnings (loss)	$(70,790)	$36,271	$(568)
Other comprehensive income (loss), net of tax:
Unrealized net gains on investment securities (net of tax of $(132), $(41) and $(15), respectively)	208	64	25
Foreign currency translation adjustments (net of tax of $100, $(631) and $16, respectively)	(158)	996	(26)
Unrealized net gains (losses) on interest rate derivative contracts (net of tax of $(16,833), $(10,261) and $16,517, respectively)	26,605	16,170	(24,980)
Total other comprehensive income (loss), net of tax	26,655	17,230	(24,981)
Comprehensive income (loss)	(44,135)	53,501	(25,549)
Comprehensive (income) loss attributable to noncontrolling interest	65,449	180	(86,968)
Total comprehensive income (loss) attributable to Forest City Enterprises, Inc.	$21,314	$53,681	$(112,517)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Equity

	Preferred Stock		Common Stock				Additional Paid-in Capital				Accumulated Other Comprehensive (Loss) Income
	Series A		Class A		Class B			Retained Earnings	Treasury Stock			Noncontrolling Interest
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount			Total
	(in thousands)
Balances at January 31, 2011	4,400	$220,000	144,252	$48,084	21,219	$7,073	$689,004	$673,875	21	$(259)	$(94,429)	$330,912	$1,874,260
Net earnings, net of $4,567 attributable to redeemable noncontrolling interest								(86,486)				90,485	3,999
Other comprehensive loss, net of tax											(26,031)	1,050	(24,981)
Purchase of treasury stock									90	(1,670)			(1,670)
Conversion of Class B to Class A shares			284	95	(284)	(95)							—
Issuance of Class A shares in exchange for Convertible Senior Notes due 2016			3,444	1,148			47,594						48,742
Restricted stock vested			343	114			(114)						—
Exercise of stock options			13	4			136		(3)	55			195
Preferred stock dividends								(15,400)					(15,400)
Stock-based compensation							12,585						12,585
Excess income tax deficiency from stock-based compensation							(812)						(812)
Redeemable noncontrolling interest adjustment							(6,887)						(6,887)
Acquisition of partner's noncontrolling interest in consolidated subsidiaries							(518)					(20,435)	(20,953)
Contributions from noncontrolling interests												6,087	6,087
Distributions to noncontrolling interests												(89,644)	(89,644)
Change to equity method of accounting for subsidiaries												(33,598)	(33,598)
Other changes in noncontrolling interests												(51)	(51)
Balances at January 31, 2012	4,400	$220,000	148,336	$49,445	20,935	$6,978	$740,988	$571,989	108	$(1,874)	$(120,460)	$284,806	$1,751,872
Net earnings, net of $9,785 attributable to redeemable noncontrolling interest								36,425				9,631	46,056
Other comprehensive income, net of tax											17,257	(27)	17,230
Purchase of treasury stock									129	(1,963)			(1,963)
Conversion of Class B to Class A shares			700	233	(700)	(233)							—
Issuance of Class A shares in exchange for Series A preferred stock	(4,189)	(209,448)	13,852	4,617			201,530	(19,069)					(22,370)
Restricted stock vested			519	173			(173)						—
Exercise of stock options			322	108			4,531		(230)	3,729			8,368
Preferred stock dividends								(13,060)					(13,060)
Stock-based compensation							14,751						14,751
Excess income tax deficiency from stock-based compensation							(961)						(961)
Redeemable noncontrolling interest adjustment							(8,424)						(8,424)
Acquisition of partners' noncontrolling interest in consolidated subsidiaries							(20,197)					(7,138)	(27,335)
Contributions from noncontrolling interests												1,886	1,886
Distributions to noncontrolling interests												(27,680)	(27,680)
Change to equity method of accounting for subsidiaries												(724)	(724)
Other changes in noncontrolling interests												925	925
Balances at January 31, 2013	211	$10,552	163,729	$54,576	20,235	$6,745	$932,045	$576,285	7	$(108)	$(103,203)	$261,679	$1,738,571
Net loss, net of $16,847 attributable to redeemable noncontrolling interest								(5,307)				(48,636)	(53,943)
Other comprehensive income, net of tax											26,621	34	26,655
Purchase of treasury stock									180	(3,167)			(3,167)
Conversion of Class B to Class A shares			62	20	(62)	(20)							—
Issuance of Class A shares in exchange for Series A preferred stock	(110)	(5,489)	363	121			5,368						—
Redemption of Series A preferred stock	(101)	(5,063)											(5,063)
Proceeds from settlement of equity call hedge related to issuance of preferred stock							23,099		765	(12,868)			10,231
Issuance of Class A shares in exchange for Puttable Equity-Linked Senior Notes due 2014			13,679	4,559			189,786						194,345
Restricted stock vested			600	202			(202)						—
Exercise of stock options			66	22			966		(10)	165			1,153
Preferred stock dividends								(185)					(185)
Stock-based compensation							16,197						16,197
Excess income tax deficiency from stock-based compensation							(133)						(133)
Redeemable noncontrolling interest adjustment							50,546						50,546
Acquisition of partner's noncontrolling interest in consolidated subsidiaries							(95,924)					(2,763)	(98,687)
Contributions from noncontrolling interests												80,339	80,339
Distributions to noncontrolling interests												(36,400)	(36,400)
Change to equity method of accounting for subsidiaries												5,660	5,660
Adjustment due to change in ownership of consolidated subsidiaries							(26,000)					26,000	—
Balances at December 31, 2013	—	$—	178,499	$59,500	20,173	$6,725	$1,095,748	$570,793	942	$(15,978)	$(76,582)	$285,913	$1,926,119

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	11 Months Ended	Years Ended
	December 31, 2013	January 31, 2013	January 31, 2012
	(in thousands)
Net earnings (loss)	$(70,790)	$36,271	$(568)
Depreciation and amortization	279,189	218,695	198,290
Amortization of mortgage procurement costs	8,561	11,182	10,997
Impairment of real estate	475,555	30,660	235
Impairment of unconsolidated entities	—	390	40,284
Write-offs of abandoned development projects	30,214	26,850	8,838
Gain on extinguishment of debt	(4,549)	(7,096)	(9,590)
Other income - net gain on sale of a fiber optics network	(6,734)	—	—
Net (gain) loss on land held for divestiture activity	7,382	(6,480)	115,654
Net gain on disposition of partial interests in rental properties	(496,092)	—	(17,665)
Net gain on change in control of interests	(2,762)	(6,766)	—
Deferred income tax expense (benefit)	(9,008)	46,559	(50,746)
Equity in earnings	(107,825)	(85,798)	(21,147)
Net (gain) loss on land held for divestiture activity of unconsolidated entities	(1,338)	40,777	41,902
Stock-based compensation expense	10,371	9,355	7,650
Amortization and mark-to-market adjustments of derivative instruments	7,661	(7,738)	2,279
Non-cash interest expense related to Senior Notes	290	489	1,737
Cash distributions from operations of unconsolidated entities	64,346	80,027	59,399
Non-cash operating expenses included in discontinued operations	33,119	5,929	42,157
Gain on disposition included in discontinued operations	(41,831)	(100,900)	(133,554)
Decrease (increase) in land inventory	8,966	11,401	(1,040)
Decrease in land held for divestiture	199	55,650	—
(Increase) decrease in notes and accounts receivable	(12,684)	(2,228)	3,575
Decrease (increase) in other assets	38,612	4,888	(11,433)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(48,047)	55,328	15,863
Net cash provided by operating activities	162,805	417,445	303,117
Cash Flows from Investing Activities
Capital expenditures	(461,628)	(803,865)	(760,381)
Payment of lease procurement costs	(8,308)	(11,992)	(22,907)
Increase in notes receivable	(42,158)	(37,583)	(14,489)
Decrease in restricted cash and escrowed funds used for investing purposes	58,555	117,690	94,596
Proceeds from disposition of full or partial interests in rental properties and other investment	625,027	113,842	353,243
Decrease in investments in and advances to unconsolidated entities	97,602	167,607	37,249
Increase in investments in and advances to unconsolidated entities	(41,093)	(56,977)	(123,069)
Net cash provided by (used in) investing activities	227,997	(511,278)	(435,758)
Cash Flows from Financing Activities
Proceeds from nonrecourse mortgage debt and notes payable	629,714	907,608	695,449
Principal payments on nonrecourse mortgage debt and notes payable	(889,566)	(593,810)	(572,584)
Borrowings on bank revolving credit facility	899,794	458,700	464,575
Payments on bank revolving credit facility	(899,794)	(458,700)	(601,727)
Proceeds from issuance of Convertible Senior Notes due 2020, net of $8,750 of issuance costs	291,250	—	—
Proceeds from issuance of Convertible Senior Notes due 2018, net of $10,625 of issuance costs	—	—	339,375
Redemption of Puttable Equity-Linked Senior Notes due 2014	(1,058)	—	—
Redemption of Senior Notes due 2015	(53,253)	—	—
Redemption of Senior Notes due 2017	(132,144)	—	—
Redemption of Senior Notes due 2034	(218,951)	—	—
Payment of Puttable Equity-Linked Senior Notes due 2011	—	—	(39,407)
Make-whole premium and inducements related to exchange of Senior Notes due 2014 for Class A common stock	(5,490)	—	—
Transaction costs related to exchange of Senior Notes for Class A common stock	(2,300)	—	(3,200)
Deferred financing costs	(10,239)	(25,217)	(14,923)
Change in restricted cash and escrowed funds and book overdrafts	—	(8,208)	(10,371)
Purchase of treasury stock	(3,167)	(1,963)	(1,670)
Inducements related to conversion of preferred stock for Class A common stock	—	(19,069)	—
Transaction costs related to conversion of preferred stock for Class A common stock	—	(3,301)	—
Redemption of Series A preferred stock	(5,063)	—	—
Proceeds from equity call hedge related to the issuance of Series A preferred stock	10,231	—	—
Exercise of stock options	1,153	8,368	195
Dividends paid to preferred shareholders	(185)	(13,060)	(15,400)
Acquisitions of noncontrolling interests	(98,687)	(27,335)	—
Contribution from redeemable noncontrolling interest	—	11,348	—
Contributions from noncontrolling interests	80,339	1,886	6,087
Distributions to noncontrolling interests	(36,400)	(27,680)	(89,644)
Net cash (used in) provided by financing activities	(443,816)	209,567	156,755
Net (decrease) increase in cash and equivalents	(53,014)	115,734	24,114
Cash and equivalents at beginning of period	333,220	217,486	193,372
Cash and equivalents at end of period	$280,206	$333,220	$217,486
The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Supplemental Non-Cash Disclosures:
The following table represents a summary of non-cash transactions primarily as a result of changes in consolidation methods due to the occurrence of certain triggering events including, but not limited to, the dispositions of partial interests in rental properties and other recapitalization transactions. Other non-cash transactions included in the table include acquisitions of partners' noncontrolling interests, dispositions of properties whereby the nonrecourse mortgage debt is assumed by the buyer, exchange of senior debt for (i) new issuances of senior notes, (ii) shares of the Company’s Class A common stock or (iii) shares of the Company’s Series A Preferred Stock, conversion of Series A preferred stock to Class A common stock, change in construction payables, change in the fair market value of the redeemable noncontrolling interest and capitalization of stock-based compensation granted to employees directly involved with the development and construction of real estate.

	11 Months Ended	Years Ended
	December 31, 2013	January 31, 2013	January 31, 2012
	(in thousands)
Operating activities
(Increase) decrease in land inventory	$(59,270)	$(4,201)	$7,628
Decrease (increase) in land held for divestiture	1,717	(2,944)	—
Decrease in notes and accounts receivable	10,989	7,937	16,785
Decrease in other assets	104,444	2,465	155,458
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(47,233)	(34,991)	14,188
Total effect on operating activities	$10,647	$(31,734)	$194,059
Investing activities
Decrease in projects under construction and development	$87,857	$33,662	$420,663
Decrease in completed rental properties	842,261	170,033	1,230,710
Decrease in restricted cash and escrowed funds	4,326	14,463	149,586
(Increase) decrease in investments in and advances to unconsolidated entities	(32,078)	21,826	(298,492)
Total effect on investing activities	$902,366	$239,984	$1,502,467
Financing activities
Decrease in nonrecourse mortgage debt and notes payable	$(903,085)	$(215,008)	$(1,648,245)
Decrease in senior and subordinated debt	(218,675)	(6,049)	(40,000)
Decrease in restricted cash and escrowed funds	—	8,208	—
Decrease in preferred stock	(5,489)	(209,448)	—
Increase in Class A common stock	4,680	4,617	959
Increase in additional paid-in capital	241,268	200,448	36,904
Increase in treasury stock	(12,868)	—	—
(Decrease) increase in redeemable noncontrolling interest	(50,546)	8,424	6,887
Increase (decrease) in noncontrolling interest	31,702	558	(53,031)
Total effect on financing activities	$(913,013)	$(208,250)	$(1,696,526)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

A. Summary of Significant Accounting Policies
Nature of Business
Forest City Enterprises, Inc. (the “Company”) principally engages in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. The Company operates through three strategic business units and has six reportable operating segments. The three strategic business units, which represent four reportable operating segments, are the Commercial Group, Residential Group and Land Development Group (collectively, the “Real Estate Groups”). The Commercial Group, the Company’s largest strategic business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings and mixed-use projects. Additionally, it operates Barclays Center, a sports and entertainment arena located in Brooklyn, New York, which is reported as a separate reportable operating segment ("Arena"). The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group owns interests in entities that develop and manage military family housing. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers at its Stapleton project in Denver, Colorado.
Corporate Activities and The Nets, a member of the National Basketball Association (“NBA”) in which the Company accounts for its investment on the equity method of accounting, are the other reportable operating segments.
The Company has approximately $9.0 billion of consolidated assets in 26 states and the District of Columbia at December 31, 2013. The Company’s core markets include Boston, Chicago, Dallas, Denver, Los Angeles, the Greater New York City metropolitan area, Philadelphia, the Greater San Francisco metropolitan area and the Greater Washington D.C. metropolitan area. The Company has offices in Albuquerque, Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and the Company’s corporate headquarters in Cleveland, Ohio.
Change in Fiscal Year-End
On March 29, 2012, the Board of Directors of the Company approved a change to the Company's fiscal year-end to December 31 from January 31, effective December 31, 2013 (the “Year-end change”). As a result, the Company is presenting an 11 month period ended December 31, 2013 as its transition period (the “2013 Transition period”) in this Form 10-KT. Due to the Year-end change, many of the differences in comparisons of the Company's results are impacted by the one-month difference between the 2013 Transition period and the full years. The Company believes the Year-end change is important and useful to its financial statement users to allow for increased comparability of its performance to its peers. The years 2013, 2012 and 2011 refer to the 11 months ended December 31, 2013 and the fiscal years ended January 31, 2013 and 2012, respectively.
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
The accounting guidance for consolidation of variable interest entities (“VIE”) requires an ongoing reassessment of determining whether a variable interest gives a company a controlling financial interest in a VIE. The Company continuously reassesses whether or not it has the (a) power to direct the activities of the VIE that most significantly affect its economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
Variable Interest Entities
The Company’s VIEs consist of joint ventures that are engaged in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing and The Nets. As of December 31, 2013, the Company determined that it was the primary beneficiary of 33 VIEs representing 24 properties, which are consolidated. The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of December 31, 2013, the Company held variable interests in 59 VIEs for which it is not the primary beneficiary, which are accounted for as equity method investments. The maximum exposure to loss as a result of the ownership of these unconsolidated VIEs is limited to the Company’s applicable investment balances, which approximates $62,000,000 at December 31, 2013.

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
In April 2013, management approved a plan to demolish Ten MetroTech Center, an office building in Brooklyn, New York, to clear the land for its redevelopment or sale. Accordingly, the original useful life, estimated to expire in 2042, of Ten MetroTech Center was adjusted to expire at the demolition date in October 2013, which resulted in $45,500,000 of accelerated depreciation expense recognized in the Consolidated Statements of Operations during the 11 months ended December 31, 2013.
Reclassifications
Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year's presentation. Certain parcels of land adjacent to the Company's existing operating assets amounting to $34,250,000 were reclassified from projects under construction and development to land inventory in the Consolidated Balance Sheet as of January 31, 2013.
Recognition of Revenue
Real Estate Sales and Assets Held for Sale – The specific timing of a sale transaction and recognition of profit is measured against various criteria in the real estate sales accounting guidance covering the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, the Company defers gain recognition and accounts for the transaction by applying the deposit, finance, installment or cost recovery methods, as appropriate.
Consolidated properties that have been sold or determined to be held for sale are reported as discontinued operations. The determination of when an asset qualifies as held for sale requires significant judgment. Factors the Company considers when evaluating whether an asset qualifies as held for sale include, among other things, whether the potential sale is approved by management, the status of any marketing efforts, interest from prospective buyers, the status of any sale negotiations and the probability of whether the asset will be sold in twelve months. Each potential sale is evaluated based on its separate facts and circumstances.
Leasing Operations – The Company enters into leases with tenants in its rental properties. The lease terms in the retail centers and office buildings generally range from 1 to 30 years, excluding leases with certain anchor tenants, which typically are longer. Minimum rents are recognized on a straight-line basis over the non-cancelable term of the related lease, which include the effects of rent steps and rent abatements under the leases. Overage rents are recognized after the contingency has been removed (i.e., sales thresholds have been achieved). Recoveries from tenants for taxes, insurance and other commercial property operating expenses are recognized as revenues in the period the applicable costs are incurred.
Construction – Revenues and profit on long-term fixed-price contracts are recorded using the percentage-of-completion method. Revenues on reimbursable cost-plus fee contracts are recorded in the amount of the accrued reimbursable costs plus proportionate fees at the time the costs are incurred.
Military Housing Fee Revenues – Property management and asset management fees are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, generated by the military housing privatization projects as defined in the agreements. Additional property management incentive fees are recognized based upon successful completion of criteria set forth in the property management agreements.
Development fees are earned based on a contractual percentage of the actual development costs incurred. Additional development incentive fees are recognized based upon successful completion of criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements.
Construction management fees are earned based on a contractual percentage of the actual construction costs incurred. Additional construction incentive fees are recognized based upon successful completion of certain criteria as set forth in the construction contracts.
Arena Revenues – The Arena naming rights agreement with Barclays Services Corporation commenced with the opening of the Arena, has a 20 year term and is subject to certain extension rights. Arena naming rights revenue is recognized on a straight-line basis over the term of the agreement.
Arena founding partner and sponsor agreements entitle the parties to certain sponsorship, promotional, media, hospitality and other rights and entitlements. These agreements expire at various terms ranging from one to seven years from the opening of the Arena and revenue is recognized on a straight-line basis over the term of the agreements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Arena suite licenses entitle the licensee to the use of a luxury suite in the Arena. The terms of the suite license agreements commenced on the date the Arena opened and range from one to seven years. Revenue is recognized on a straight-line basis over the term of the agreements.
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
Depreciation and amortization is generally computed on a straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings (other than the Arena) and certain first generation tenant allowances that are considered by management as a component of the building are 40 to 50 years. The estimated useful life of the Arena is 34.5 years, reflecting the ground leases on which the Arena was built. Subsequent tenant improvements and those first generation tenant allowances that are not considered a component of the building are amortized over the lesser of the remaining useful life of the asset or the term of the tenant’s lease. This estimated life is based on the length of time the asset is expected to generate positive operating cash flows. Actual events and circumstances can cause the life of the building and tenant improvement to be different than the estimates made. Additionally, lease terminations can affect the economic life of the tenant improvements.
Major improvements and tenant improvements that are the Company’s assets are capitalized in real estate costs and expensed through depreciation charges. Tenant improvements that are lease inducements are capitalized into other assets and amortized as a reduction of rental revenues over the term of the tenant’s lease. Repairs, maintenance and minor improvements are expensed as incurred.
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
Impairment of Real Estate
The Company reviews its real estate portfolio, including land inventory, for impairment whenever events or changes indicate that its carrying value may not be recoverable. Impairment indicators include, but are not limited to, significant decreases in property net operating income, significant decreases in occupancy rates, the physical condition of the property and general economic conditions. A property’s value is impaired only if, in management’s estimate, the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In addition, the undiscounted cash flows may consider a probability-weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated at the balance sheet date. Significant estimates are made in the determination of future undiscounted cash flows including future net operating income, estimated hold periods, risk of foreclosure and estimated cash proceeds received upon disposition of the asset. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property. Determining fair value of real estate, if required, also involves significant judgments and estimates including discount and capitalization rates. Changes to these estimates made by management could affect whether or not an impairment charge would be required and/or the amount of impairment charges recognized.
Impairment of Unconsolidated Entities
The Company reviews its unconsolidated entities for other-than-temporary impairments whenever events or changes indicate that its carrying value in the investments may be in excess of fair value. A loss in value of an equity method investment which is other-than-temporary is recognized as an impairment of unconsolidated entities. This determination is based upon the length of time elapsed, severity of decline, possible recovery period and other relevant facts. Determining fair value of a real estate investment and whether or not a loss is other-than-temporary involves significant judgments and estimates. Examples of these estimates include timing and amounts of expected cash flows, discount rates, capitalization rates and comparable sales data, among other things. Changes to these estimates could affect whether or not an impairment charge would be required and/or the amount of impairment charges recognized.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Stock-Based Compensation
Stock-based compensation cost is measured at the date of grant and is based on the fair value of the equity award. The fair value of stock options is computed using the Black-Scholes option pricing model, which incorporates assumptions for risk-free rate, expected volatility, dividend yield, and expected life of the options. The fair value of restricted stock is equal to the closing price of the stock on the date of grant. The fair value cost of stock options and restricted stock, as adjusted for estimated forfeitures, is recognized over the requisite service period of the grantee using the straight-line attribution method. Cost recognition is accelerated if the grantee is retirement-eligible (as defined in the 1994 Stock Plan, as amended) or becomes retirement-eligible before the end of the nominal vesting period. The cost is recognized immediately if the grantee is retirement-eligible at the date of grant or on a straight-line basis over the period ending with the first anniversary from the date of grant when the individual becomes retirement-eligible. The fair value of performance shares that do not have a market condition is equal to the closing price of the underlying stock on the date of grant. The compensation cost is recognized on a straight-line basis over the requisite service period if it is probable that the performance goals will be achieved. The fair value of performance shares that have a market condition is computed using a Monte Carlo simulation. The compensation cost is recognized over the requisite service period if the requisite service is rendered, even if the market condition is never satisfied.
Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The Class A Common Units issued in exchange for Bruce C. Ratner’s noncontrolling interests in the Forest City Ratner Company portfolio in November 2006, which are reflected as noncontrolling interests in the Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in dividends paid to the Company’s common shareholders. The Class A Common Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with a put or conversion of the Puttable Equity-Linked Senior Notes due 2014, Convertible Senior Notes due 2016, Convertible Senior Notes due 2018, Convertible Senior Notes due 2020 and Series A Cumulative Perpetual Convertible Preferred Stock are included in the computation of diluted EPS using the if-converted method.
Acquisition of Rental Properties
Upon acquisition of a rental property, the purchase price of the property is allocated to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company's estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental revenues (or rental expense for ground leases in which the Company is the lessee) over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental revenues (or rental expense for ground leases in which the Company is the lessee) over the remaining non-cancelable terms of the respective leases, including any fixed-rate renewal periods that are probable of being exercised. For the Company's below market lease and in-place lease intangibles that remain at December 31 and January 31, 2013, there were no fixed rate renewal periods associated with these leases that the Company deemed probable of renewal and included in the calculation of the intangible asset value or related amortization period.
Intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Company's evaluation of each tenant’s lease and its overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to in-place leases, including leasing commissions, legal expenses and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective lease. The Company's estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Company in this analysis include an estimate of the carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also uses the information obtained as a result of its pre-acquisition due diligence in considering any conditional asset retirement obligations, and when necessary, will record a conditional asset retirement obligation as part of its purchase price.

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
Allowance for Doubtful Accounts and Reserves on Notes Receivable
The Company records allowances against its rent receivables from tenants and other receivables that it considers uncollectible. These allowances are based on management’s estimate of receivables that will not be realized from cash receipts in subsequent periods. The Company also maintains an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. The allowance against the straight-line rent receivable is based on historical experience with early lease terminations as well as specific review of significant tenants and tenants that are having known financial difficulties. There is a risk that the estimate of the expected activity of current tenants may not accurately reflect future events. If the estimate does not accurately reflect future tenant vacancies, the reserve for straight-line rent receivable may be over or understated by the actual tenant vacancies that occur.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Investments in Unconsolidated Entities
The Company accounts for its investments in unconsolidated entities using the equity method of accounting whereby the cost of an investment is adjusted for the Company’s share of income or loss from the date of acquisition, increased for equity contributions made and reduced by distributions received. The income or loss for each unconsolidated entity is allocated in accordance with the provisions of the applicable operating agreements, which may differ from the ownership interest held by each investor. Certain investments in unconsolidated entities' share of cumulative allocated losses and cash distributions received exceeds its cumulative allocated share of income and equity contributions. As a result, the carrying value of certain investments in unconsolidated entities is negative. Unconsolidated entities with negative carrying values are included in cash distributions and losses in excess of investments in unconsolidated entities in the Consolidated Balance Sheets. Differences between the Company’s carrying value of its investment in unconsolidated entities and the Company’s underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets or liabilities, as applicable. The Company records income or loss in certain unconsolidated entities based on the distribution priorities, which may change upon the achievement of certain return thresholds.
The Company invests in projects through partnerships and limited liability entities. The Company may provide funding in excess of its legal ownership. These fundings are typically interest-bearing or entitle the Company to a preference on and of such advances on property cash flows and are included in investments in and advances to unconsolidated entities.
Other Assets
Included in other assets are costs incurred in connection with obtaining financings which are deferred and amortized over the life of the related debt. Costs incurred in connection with leasing space to tenants are also included in other assets and are deferred and amortized using the straight-line method over the lives of the related leases.
Intangible Assets
Upon an acquisition of a rental property, the Company records intangible assets acquired at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets with finite lives on a straight-line basis over the period the assets are expected to contribute directly or indirectly to the future cash flows of the acquired property. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.
In connection with the Company’s military housing projects, intangible assets are recorded based upon the costs associated with acquiring military housing development and management contracts. Intangible assets related to the military housing development contracts are amortized based upon the ratio of development fees earned in relation to overall fee income to be earned throughout the contract period. Intangible assets related to the military housing management contracts are amortized based upon a straight-line basis over the remaining term of the management contracts.
Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”):

	December 31,	January 31,
	2013	2013	2012
	(in thousands)
Unrealized losses on securities	$—	$340	$445
Unrealized (gains) losses on foreign currency translation	189	(69)	1,558
Unrealized losses on interest rate contracts(1)	125,059	168,497	194,928
	125,248	168,768	196,931
Income tax benefit	(48,517)	(65,382)	(76,315)
Noncontrolling interest	(149)	(183)	(156)
Accumulated Other Comprehensive Loss	$76,582	$103,203	$120,460

(1)
Included in the amounts as of December 31, 2013, January 31, 2013 and January 31, 2012 are $97,360, $126,506 and $143,303, respectively, of unrealized loss on an interest rate swap associated with New York Times office building on its nonrecourse mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all-in lender interest rate of 6.40% and expires in September 2017.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the changes, net of tax and noncontrolling interest, of accumulated OCI by component for the 11 months ended December 31, 2013:

	Securities	Foreign Currency Translation	Interest Rate Contracts	Total
	(in thousands)
Balance, February 1, 2013	$(208)	$42	$(103,037)	$(103,203)
OCI before reclassifications	430	(158)	22,707	22,979
(Gain) loss reclassified from accumulated OCI	(222)	—	3,864	3,642
Total other comprehensive income	208	(158)	26,571	26,621
Balance, December 31, 2013	$—	$(116)	$(76,466)	$(76,582)
The following table summarizes (gains) losses reclassified from accumulated OCI and their location on the Consolidated Statements of Operations for the 11 months ended December 31, 2013:

Accumulated OCI Components	(Gain) Loss Reclassified from Accumulated OCI	Location on Consolidated Statements of Operations
(in thousands)
Interest rate contracts	6,258	Interest expense
Interest rate contracts	82	Equity in earnings
	6,340	Total before income tax and noncontrolling interest
	(2,460)	Income tax benefit
	(16)	Noncontrolling interest
	$3,864	Loss on interest rate contracts reclassified from accumulated OCI
Historic and New Market Tax Credit Entities
The Company has investments in properties that have received, or the Company believes are entitled to receive, historic preservation tax credits on qualifying expenditures under Internal Revenue Code (“IRC”) section 47 and new market tax credits on qualifying investments in designated community development entities (“CDEs”) under IRC section 45D, as well as various state credit programs, including participation in the New York State Brownfield Tax Credit Program, which entitles the members to tax credits based on qualified expenditures at the time those qualified expenditures are placed in service. The Company typically enters into these investments with sophisticated financial investors. In exchange for the financial investors’ initial contribution into the investment, the financial investor is entitled to substantially all of the benefits derived from the tax credit. Typically, these arrangements have put/call provisions (which range up to 7 years) whereby the Company may be obligated (or entitled) to repurchase the financial investors’ interest. The Company has consolidated each of these entities in its consolidated financial statements and has included these investor contributions in accounts payable, accrued expenses and other liabilities.
The Company guarantees to the financial investor that in the event of a subsequent recapture by a taxing authority due to the Company’s noncompliance with applicable tax credit guidelines, it will indemnify the financial investor for any recaptured tax credits. The Company initially records a liability for the cash received from the financial investor. The Company generally records income upon completion and certification of the qualifying development expenditures for historic preservation tax credits and upon certification of the qualifying investments in designated CDEs for new market tax credits, resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 7 years. Income related to the sale of tax credits of $19,347,000, $20,800,000 and $27,296,000 was recognized during the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012, respectively, which was recorded in interest and other income.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Derivative Instruments and Hedging Activities
Derivatives are recorded at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and whether it meets the hedge accounting requirements. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain interest rate risk, even though the contracts do not qualify for or the Company has elected not to apply hedge accounting.
Noncontrolling Interest
Interests held by partners in consolidated entities are reflected in noncontrolling interest, which represents the noncontrolling interests’ share of the underlying net assets of the Company’s consolidated subsidiaries. Noncontrolling interest that is not redeemable is reported in the equity section of the Consolidated Balance Sheets.
Noncontrolling interests where the Company may be required to repurchase the noncontrolling interest at fair value under a put option or other contractual redemption requirements are reported in the mezzanine section of the Consolidated Balance Sheets as redeemable noncontrolling interest. The Company adjusts the redeemable noncontrolling interest to redemption value (which approximates fair value) at each balance sheet date with changes recognized as an adjustment to additional paid-in capital.
2013 Transition Period Comparative Data
The following table presents certain financial information for the 11 months ended December 31, 2013 and 2012, for comparability purposes.

	11 Months Ended December 31,
	2013	2012 (Unaudited)
	(in thousands)
Revenues from real estate operations	$1,020,108	$984,054
Expenses
Operating expenses	675,585	608,422
Depreciation and amortization	279,189	195,044
Write-offs of abandoned development projects and demolition costs	40,414	14,029
Impairment of real estate	475,555	30,660
Net loss on land held for divestiture activity	7,382	4,457
	1,478,125	852,612
Interest expense	(292,324)	(236,287)
Amortization of mortgage procurement costs	(8,561)	(10,186)
Gain on extinguishment of debt	4,549	6,807
Interest and other income	52,332	42,246
Net gain on disposition of partial interests in rental properties	496,092	—
Loss before income taxes	(205,929)	(65,978)
Income tax benefit	(9,334)	(13,291)
Net gain on change in control of interests	2,762	6,766

Earnings from unconsolidated entities, including impairment, gross of tax	107,825	84,543
Net gain (loss) on land held for divestiture activity, gross of tax	1,338	(42,606)
	109,163	41,937
Loss from continuing operations	(84,670)	(3,984)
Discontinued operations, net of tax	13,880	61,074
Net earnings (loss)	(70,790)	57,090
Noncontrolling interests	65,483	(5,635)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	(5,307)	51,455
Preferred dividends and inducements of preferred stock conversions	(185)	(32,129)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(5,492)	$19,326

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

New Accounting Guidance
The following accounting pronouncements were adopted during the 11 months ended December 31, 2013:
In July 2013, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance on the use of benchmark interest rates for hedge accounting. This guidance provides an entity the option to use the Fed Funds Effective Swap Rate, in addition to the rate on United States Treasuries and London Interbank Offered Rate ("LIBOR"), for hedge accounting purposes. The guidance also removes restrictions on using different benchmark rates for similar hedges. This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

B. Notes and Accounts Receivable, Net
The components of notes and accounts receivable, net are as follows:

	December 31, 2013	January 31, 2013
	(dollars in thousands)
Straight-line rent from tenants	$135,370	$148,906
Military Housing, primarily reimbursable construction costs	29,771	32,507
Stapleton advances	145,917	107,749
Receivables from tenants	20,008	29,551
Other accounts receivable	101,411	88,938
Notes receivable	38,225	44,407
	470,702	452,058
Allowance for doubtful accounts	(15,141)	(25,858)
Notes and Accounts Receivable, Net	$455,561	$426,200
Weighted average interest rate on notes receivable	6.47%	4.58%
Notes receivable due within one year	$8,534	$12,157
Stapleton Advances
Stapleton Land, LLC, a consolidated subsidiary, has made certain interest-bearing advances to the Park Creek Metropolitan District for in-tract infrastructure. The Company recorded $10,047,000, $7,893,000 and $6,439,000 of interest income related to these advances for the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012, respectively. The advances had a weighted average interest rate of 8.66% at December 31, 2013.
Allowance for Doubtful Accounts
The decrease in the allowance for doubtful accounts is primarily attributable to several retail property dispositions, including the partial disposition of retail assets during 2013, which are now accounted for as equity method investments and an overall improvement in the Company's historical write-off history of retail and office operating properties.

C. Investments in Unconsolidated Entities
Investments in unconsolidated entities include investments in and advances to unconsolidated entities and cash distributions and losses in excess of investments in unconsolidated entities that the Company does not control and/or is not deemed to be the primary beneficiary, which are accounted for under the equity method of accounting.
The following is a reconciliation of members’ and partners’ equity to the Company’s carrying value:

	December 31, 2013	January 31, 2013
	(in thousands)
Total members’ and partners’ equity	$798,590	$637,341
Equity of other members and partners	777,646	662,358
Company’s net investment in unconsolidated entities	20,944	(25,017)
Basis differences(1)	137,259	114,215
Advances to and on behalf of affiliates	32,119	74,703
Total Investments in Unconsolidated Entities, net	$190,322	$163,901
Assets - Investments in and advances to unconsolidated entities	$447,165	$456,628
Liabilities - Cash distributions and losses in excess of investments in unconsolidated entities	(256,843)	(292,727)
Total Investments in Unconsolidated Entities, net	$190,322	$163,901

(1)
Represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the equity method venture level, which is typically amortized over the life of the related assets or liabilities. Basis differences relate to certain acquisition, transaction and other costs, as well as other-than-temporary impairments that are not reflected in the net assets at the equity method venture level.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Summarized financial information for the equity method investments is as follows:

	(Combined 100%)
	December 31, 2013	January 31, 2013
	(in thousands)
Balance Sheets:
Real Estate
Completed rental properties	$8,142,158	$7,317,652
Projects under construction and development	205,465	106,705
Land inventory (1)	120,592	89,268
Total Real Estate	8,468,215	7,513,625
Less accumulated depreciation	(1,676,354)	(1,413,510)
Real Estate, net	6,791,861	6,100,115
Cash and equivalents	156,491	120,545
Restricted cash - military housing bond funds	116,372	146,484
Other restricted cash and escrowed funds	316,315	319,989
Other assets	1,074,972	730,308
Total Assets	$8,456,011	$7,417,441
Mortgage debt and notes payable, nonrecourse (2)	$7,113,515	$6,261,983
Other liabilities	543,906	518,117
Members’ and partners’ equity	798,590	637,341
Total Liabilities and Members’ and Partners’ Equity	$8,456,011	$7,417,441

(1)
The amounts at December 31 and January 31, 2013 include $85,879 and $89,268 of land held by unconsolidated entities in which the Company is currently reviewing its options to divest its interest in the land held by these unconsolidated entities.

(2)
The amounts at December 31 and January 31, 2013 include $17,160 and $18,638 of mortgage debt and notes payable, nonrecourse related to the land held by the unconsolidated entities discussed in footnote (1).

	(Combined 100%)
	11 Months Ended	Years Ended
	December 31, 2013	January 31, 2013	January 31, 2012
	(in thousands)
Operations:
Revenues	$1,177,189	$1,098,412	$974,860
Operating expenses	(677,524)	(613,282)	(518,463)
Interest expense including extinguishment of debt	(315,168)	(324,768)	(312,469)
Depreciation and amortization	(211,129)	(208,599)	(189,109)
Interest and other income	14,797	17,684	14,751
Net gain (loss) on land held for divestiture activity	2,742	(102)	—
Gain on disposition of partial interest in a rental property	—	131,027	—
Earnings (loss) from continuing operations	$(9,093)	$100,372	$(30,430)
Discontinued operations:
Operating earnings (loss) from rental properties	2,923	4,181	(3,093)
Gain on disposition of rental properties	68,311	—	—
Discontinued operations subtotal	71,234	4,181	(3,093)
Net earnings (loss) (pre-tax)	$62,141	$104,553	$(33,523)
Company’s portion of net earnings (pre-tax)	75,014	69,320	8,580
Impairment of investments in unconsolidated entities	—	(390)	(40,284)
Impairment of investments in unconsolidated entities with land held for divestiture	—	(40,406)	(41,902)
Gain on disposition or partial disposition of equity method investments	34,149	16,107	12,567
Net earnings (loss) (pre-tax) from unconsolidated entities	$109,163	$44,631	$(61,039)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Gain on Disposition of Partial Interest in a Rental Property
In December 2012, the Company and its existing 49% partner sold a portion of their equity ownership interests in 8 Spruce Street, an apartment community in Manhattan, New York, for a cash sales price of $250,390,000. The new outside partner received a 49% equity ownership interest in 8 Spruce Street and the Company's ownership interest was reduced from approximately 36% to 18%. The transaction, which resulted in the Company receiving net cash proceeds of $129,037,000, qualified for full gain recognition. Therefore, the Company recognized a gain on disposition of partial interest in a rental property of $34,959,000, net of transaction costs, during the year ended January 31, 2013. Subsequent to the transaction, the Company continues to account for its investment in 8 Spruce Street under the equity method of accounting, as each of the outside partners are deemed to have substantive participating rights.
Impairment of Investments in Unconsolidated Entities
The following table shows the detail of the impairments noted above:

		11 Months Ended	Years Ended
		December 31, 2013	January 31, 2013	January 31, 2012
		(in thousands)
Village at Gulfstream Park (Specialty Retail Center)	Hallandale Beach, Florida	$—	$—	$35,674
Commercial land and development rights	Cleveland, Ohio	—	—	4,610
Other		—	390	—
Total impairment of investments in unconsolidated entities		$—	$390	$40,284
Gain on Disposition or Partial Disposition of Rental Properties and Equity Method Investments
Upon disposition, investments accounted for under the equity method of accounting are not classified as discontinued operations; therefore, gains or losses on the disposition of these properties are reported in continuing operations. The following table summarizes the gains and losses on the disposition or partial disposition of unconsolidated entities:

		11 Months Ended	Years Ended
		December 31, 2013	January 31, 2013	January 31, 2012
		(in thousands)
Gain on disposition of rental properties:
Westin Convention Center (Hotel)	Pittsburgh, Pennsylvania	$65,482	$—	$—
Liberty Center (Office Building)	Pittsburgh, Pennsylvania	2,829	—	—
Gain on disposition of rental properties		68,311	—	—
Company's portion of gain on disposition of rental properties		$34,281	$—	$—

Gain (loss) on disposition of equity method investments:
Specialty Retail Centers:
Marketplace at Riverpark	Fresno, California	$8,579	$—	$—
Plaza at Robinson Town Center	Pittsburgh, Pennsylvania	(1,510)	—	—
Village at Gulfstream Park	Hallandale Beach, Florida	—	14,479	—
Chagrin Plaza I & II (Office Buildings)	Beachwood, Ohio	—	1,628	—
Apartment Communities:
Metropolitan Lofts	Los Angeles, California	—	—	9,964
Twin Lake Towers	Denver, Colorado	—	—	2,603
Total gain on disposition of equity method investments		$7,069	$16,107	$12,567

Gain on partial disposition of equity method investments:
Charleston Town Center (Regional Mall)	Charleston, West Virginia	$27,080	$—	$—
Total gain on partial disposition of equity method investments		$27,080	$—	$—
Total gain on disposition or partial disposition of equity method investments		$34,149	$16,107	$12,567
During the 11 months ended December 31, 2013, in connection with the creation of a joint venture with an outside partner, the Company disposed of a portion of its equity ownership interest in Charleston Town Center, a regional mall in Charleston, West Virginia.

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

	December 31, 2013	January 31, 2013
	(in thousands)
Lease procurement costs, net	$130,628	$211,856
Prepaid expenses and other deferred costs, net	140,496	240,594
Intangible assets, net	81,438	85,692
Mortgage procurement costs, net	62,754	76,450
Other Assets	$415,316	$614,592
During the 11 months ended December 31, 2013 and years ended January 31, 2013 and 2012, the Company recorded $4,460,000, $4,877,000 and $6,998,000, respectively, of amortization expense related to intangible assets.
The estimated aggregate amortization expense related to intangible assets for the next five years is as follows:

Years Ending December 31,
(in thousands)
2014	$4,528
2015	3,956
2016	3,355
2017	3,850
2018	3,105

E. Mortgage Debt and Notes Payable, Nonrecourse
Nonrecourse mortgage debt and notes payable, including balances associated with development project held for sale and land held for divestiture, which is collateralized solely by completed rental properties, projects under construction and development and undeveloped land, was as follows:

December 31, 2013	Operating Properties	Development Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed (1)	$2,286,555	$294,782	$2,581,337	5.28%
Variable
Taxable	1,381,225	51,500	1,432,725	4.81%
Tax-Exempt	511,889	53,555	565,444	1.47%
	$4,179,669	$399,837	$4,579,506	4.66%

(1)	Includes $228,000 of mortgage debt, nonrecourse of development project held for sale, which bears interest at 2.5% and matures in May 2017.

January 31, 2013	Operating Properties	Development and Land Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed	$3,456,879	$301,265	$3,758,144	5.51%
Variable
Taxable	1,448,205	62,725	1,510,930	4.93%
Tax-Exempt	408,785	62,801	471,586	1.64%
	$5,313,869	$426,791	$5,740,660	5.04%

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following summarizes the mortgage debt and notes payable, nonrecourse maturities, as of December 31, 2013:

Years Ending December 31,	Total Maturities
(in thousands)
2014	$839,972
2015	469,411
2016	111,636
2017	1,021,036
2018	328,254
Thereafter	1,809,197
Total	$4,579,506

F. Financing Arrangements
On August 16, 2005, Park Creek Metropolitan District (the “District”) issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially were to pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC, a consolidated subsidiary, entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC was entitled and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. The District withdrew $58,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures by June 2, 2008 and the Junior Subordinated Bonds became Converted Bonds. The Converted Bonds were acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and the Company simultaneously entered into a total rate of return swap (“TRS”) with a notional amount of $58,000,000. The Company receives a fixed rate of 8.5% and pays the Securities Industry and Financial Markets Association ("SIFMA") rate plus a spread on the TRS related to the Converted Bonds. The Company determined that the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control; therefore, the Converted Bonds have been recorded as a secured borrowing and included in mortgage debt and notes payable, nonrecourse.
Prior to May 12, 2011, consolidated subsidiaries of the Company purchased $23,000,000 of the Converted Bonds from the investment banks. Simultaneous to each purchase, a corresponding amount of a related TRS was terminated and the corresponding secured borrowing was removed from the Consolidated Balance Sheets. On May 12, 2011, the District refinanced $42,000,000 of the outstanding $58,000,000 Junior Subordinated Bonds. The Company received $23,000,000 of the refinancing proceeds as repayment of Converted Bonds held by its consolidated subsidiaries and the investment banks received the remaining $19,000,000 of refinancing proceeds which simultaneously terminated a corresponding amount of the related TRS and corresponding secured borrowing. During the year ended January 31, 2012, an additional $225,000 of the Converted Bonds was redeemed by the District and a corresponding amount of the related TRS and corresponding secured borrowings were simultaneously terminated.
During the year ended January 31, 2013, the District redeemed $240,000 of the Converted Bonds. In addition, consolidated subsidiaries of the Company purchased $5,000,000 of Converted Bonds from the investment banks. Simultaneous to each of these transactions, a corresponding amount of the related TRS was terminated and the corresponding secured borrowing was removed from the Consolidated Balance Sheet. The Converted Bonds were recorded in other assets at January 31, 2013. Outstanding TRS contracts were in place on the $10,610,000 of secured borrowings related to the Converted Bonds at January 31, 2013.
During the 11 months ended December 31, 2013, the District redeemed the remaining $15,535,000 of Converted Bonds. The Company received $4,925,000 of the proceeds as repayment of Converted Bonds held by its consolidated subsidiaries and the investment banks received the remaining $10,610,000 of refinancing proceeds, which resulted in the termination of the outstanding amount of the related TRS and corresponding secured borrowing. The Company recorded net interest income of $369,000, $875,000 and $1,220,000 related to the TRS for the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

G. Bank Revolving Credit Facility
In February 2013, the Company entered into a Fourth Amended and Restated Credit Agreement and a Fourth Amended and Restated Guaranty of Payment of Debt (collectively, the “Credit Facility”), which provided total available borrowings of $465,000,000, subject to certain reserve commitments to be established, as applicable, on certain dates to be used to retire certain of the Company's senior notes that become due during the term of the amendment, and provided an accordion provision allowing the Company to increase its total borrowings to $500,000,000 upon satisfaction of certain conditions set forth in the Credit Facility. The Credit Facility matures on February 21, 2016 and provides for one, 12-month extension option, subject to certain conditions. Borrowings bear interest at LIBOR plus 3.50%. Up to $100,000,000 of the available borrowings may be used, in the aggregate, for letters of credit and/or surety bonds. The Credit Facility has a number of restrictive covenants, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that the Company may incur and restrictions on the pledging of ownership interests in subsidiaries. In addition, the amendment permits the Company to repurchase up to $100,000,000 of Class A Common Stock and to declare or pay dividends in an amount not to exceed $24,000,000 in the aggregate in any four fiscal quarter period to Class A or B common shareholders, subject to certain conditions. Additionally, the Credit Facility contains development limitations and financial covenants, including the maintenance of minimum liquidity, debt yield, debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as specified in the Credit Facility). At December 31, 2013, the Company was in compliance with all of these financial covenants.
On July 3, 2013, the Company exercised the accordion provision, increasing the total available borrowings under the Credit Facility to $500,000,000.
On July 31, 2013, the Company entered into a First Amendment to the Credit Facility that set forth terms and conditions pursuant to which the Company redeemed its 6.500% Senior Notes due 2017 and 7.375% Senior Notes due 2034.
The Company also has a Second Amended Pledge Agreement (“Pledge Agreement”) with the banks party to the Credit Facility. The Pledge Agreement secures the Company’s obligations under the Credit Facility by granting a security interest to the bank group in its right, title and interest as a member, partner, shareholder or other equity holder of certain direct subsidiaries, including, but not limited to, its right to receive profits, proceeds, accounts, income, dividends, distributions or return of capital from such subsidiaries, to the extent the granting of such security interest would not result in a default under project level financing or the organizational documents of the subsidiary.
The following table summarizes the available credit on the Credit Facility:

	December 31, 2013	January 31, 2013
	(in thousands)
Maximum borrowings	$500,000	$450,000
Less outstanding balances and reserves:
Borrowings	—	—
Letters of credit	59,760	67,456
Surety bonds	—	—
Available credit	$440,240	$382,544

H. Senior and Subordinated Debt
The following table summarizes the Company’s senior and subordinated debt:

	December 31, 2013	January 31, 2013
	(in thousands)
Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2014, net of discount	$—	$199,457
7.625% Senior Notes due 2015	—	53,253
5.000% Convertible Senior Notes due 2016	50,000	50,000
6.500% Senior Notes due 2017	—	132,144
4.250% Convertible Senior Notes due 2018	350,000	350,000
3.625% Convertible Senior Notes due 2020	300,000	—
7.375% Senior Notes due 2034, net of discount	—	219,115
Total Senior Notes	700,000	1,003,969
Subordinated Debt:
Subordinate Tax Revenue Bonds due 2013	—	29,000
Total Senior and Subordinated Debt	$700,000	$1,032,969

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

All of the Company’s senior notes are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to all existing and future secured indebtedness and other liabilities of the Company’s subsidiaries to the extent of the value of the collateral securing such other debt, including the Credit Facility.
As of December 31, 2013, all of the remaining outstanding senior notes are convertible into Class A common stock based on conversion prices ranging from $13.91 to $24.21 per Class A common share.
Puttable Equity-Linked Senior Notes due 2014
In October 2009, the Company issued $167,433,000 of 3.625% Puttable Equity-Linked Senior Notes due October 15, 2014 (“2014 Senior Notes”) to certain holders in exchange for $167,433,000 of the Company's previously outstanding 3.625% Puttable Equity-Linked Senior Notes due 2011. Concurrent with this exchange, the Company issued an additional $32,567,000 of 2014 Senior Notes in a private placement, net of a 5% discount. Interest on the 2014 Senior Notes was payable semi-annually on April 15 and October 15.
Holders were able to put their 2014 Senior Notes to the Company at any time prior to the earlier of (i) stated maturity or (ii) the Put Termination Date, as defined below. Upon a put, a noteholder would have received 68.7758 shares of the Company’s Class A common stock per $1,000 principal amount of 2014 Senior Notes. The amount payable upon a put of the 2014 Senior Notes was only payable in shares of the Company’s Class A common stock, except for cash paid in lieu of fractional shares. If the daily volume weighted average price of the Class A common stock equaled or exceeded 130% of the put value price then in effect for at least 20 trading days in any 30 trading day period, the Company could, at its option, elect to terminate the rights of the holders to put their 2014 Senior Notes to the Company. Upon election, the Company was required to issue a put termination notice that designated an effective date on which the holders termination put rights would be terminated (the “Put Termination Date”). Holders who elected to put their 2014 Senior Notes after the mailing of a put termination notice and before the Put Termination Date were entitled to receive a coupon make-whole payment in an amount equal to the remaining scheduled interest payments attributable to such notes from the last applicable interest payment date through and including October 15, 2013. This coupon make-whole payment was payable, at the Company’s option, in either cash or Class A common stock.
On April 16, 2013, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2014 Senior Notes to exchange such notes for Class A common stock. Under the terms of the agreements, holders agreed to exchange $138,853,000 in aggregate principal amount of 2014 Senior Notes for a total of 9,549,721 shares of Class A common stock and a cash payment of $4,860,000 for additional exchange consideration, accrued interest and in lieu of fractional shares. The number of shares of Class A common stock issued in exchange for the 2014 Senior Notes equaled the number of shares into which the 2014 Senior Notes were convertible. Under the accounting guidance for induced conversions of convertible debt, the additional amounts paid to induce the holders to exchange their 2014 Senior Notes was expensed, resulting in a loss of $4,762,000 during the 11 months ended December 31, 2013, which is recorded as extinguishment of debt.
On May 31, 2013, the Company issued a put termination notice to the noteholders. As of July 12, 2013, the last settlement date for noteholders to put the 2014 Senior Notes to the Company, $60,033,000 aggregate principal amount of the 2014 Senior Notes were put, for which noteholders received 4,128,806 shares of Class A common stock and cash payments totaling $1,088,000 for interest payable to October 15, 2013 and in lieu of fractional shares. On November 21, 2013, the Company redeemed all of the remaining $1,114,000 aggregate principal amount of the 2014 Senior Notes at par value.
Senior Notes due 2015
In May 2003, the Company issued $300,000,000 of 7.625% Senior Notes due June 1, 2015 (“2015 Senior Notes”) in a public offering. Accrued interest was payable semi-annually on December 1 and June 1.
In August 2012, the Company redeemed $125,000,000 in principal amount of its outstanding 2015 Senior Notes at par plus accrued interest using net proceeds from the July 2012 issuance of its 7.375% Senior Notes due February 1, 2034, along with additional cash on hand. See further discussion on the July 2012 issuance under "Senior Notes due 2034" in this footnote.
On March 29, 2013, the Company redeemed all of the remaining $53,253,000 principal amount of its outstanding 2015 Senior Notes at par value.
Convertible Senior Notes due 2016
In October 2009, the Company issued $200,000,000 of 5.000% Convertible Senior Notes due October 15, 2016 (“2016 Senior Notes”) in a private placement. The 2016 Senior Notes were issued at par and accrued interest is payable semi-annually on April 15 and October 15.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In May 2011, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2016 Senior Notes to exchange such notes for shares of Class A common stock. In order to induce the holders to make the exchange, the Company agreed to increase the conversion rate from 71.8894 shares of Class A common stock per $1,000 principal amount of 2016 Senior Notes to 86.1073 shares, which factors in foregone interest to the holders, among other inducements. Under the terms of the agreements, holders agreed to exchange $40,000,000 in aggregate principal amount of 2016 Senior Notes for a total of 3,444,293 shares of Class A common stock. Any accrued but unpaid interest was paid in cash. Under the accounting guidance for induced conversion of convertible debt, the additional amounts paid to induce the holders to exchange their 2016 Senior Notes was expensed resulting in a loss of $10,800,000 during the year ended January 31, 2012, which is recorded as extinguishment of debt.
In January 2011, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2016 Senior Notes to exchange such notes for shares of Class A common stock. In order to induce the holders to make the exchange, the Company agreed to increase the conversion rate from 71.8894 shares of Class A common stock per $1,000 principal amount of 2016 Senior Notes to 88.8549 shares, which factors in foregone interest to the holders, among other inducements. Under the terms of the agreements, holders agreed to exchange $110,000,000 in aggregate principal amount of 2016 Senior Notes for a total of 9,774,039 shares of Class A common stock. Any accrued but unpaid interest was paid in cash. Under the accounting guidance for induced conversions of convertible debt, the additional amounts paid to induce the holders to exchange their 2016 Senior Notes was expensed resulting in a loss of $31,689,000 during the year ended January 31, 2011, which is recorded as extinguishment of debt.
Holders may convert their 2016 Senior Notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, a noteholder would receive 71.8894 shares of Class A common stock per $1,000 principal amount of 2016 Senior Notes, based on a conversion price of approximately $13.91 per share of Class A common stock, subject to adjustment. The amount payable upon a conversion of the 2016 Senior Notes is only payable in shares of the Company’s Class A common stock, except for cash paid in lieu of fractional shares.
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
Senior Notes due 2017
In January 2005, the Company issued $150,000,000 of 6.500% Senior Notes due February 1, 2017 (“2017 Senior Notes”) in a public offering. On August 23, 2013, the Company redeemed all of the remaining $132,144,000 principal amount of its outstanding 2017 Senior Notes at par value.
Convertible Senior Notes due 2018
In July 2011, the Company issued $350,000,000 of 4.250% Convertible Senior Notes due August 15, 2018 (“2018 Senior Notes”) in a private placement. The 2018 Senior Notes were issued at par and accrued interest is payable semi-annually on February 15 and August 15.
Holders may convert their 2018 Senior Notes at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. Upon conversion, a noteholder would receive 46.1425 shares of Class A common stock per $1,000 principal amount of 2018 Senior Notes, based on a conversion price of approximately $21.67 per share of Class A common stock, subject to adjustment. The amount payable upon a conversion of the 2018 Senior Notes is only payable in shares of Class A common stock, except for cash paid in lieu of fractional shares. If the daily volume weighted average price of the Class A common stock has equaled or exceeded 130% ($28.17 at December 31, 2013) of the conversion price then in effect for at least 20 trading days in any 30 trading day period, the Company may, at its option, elect to terminate the conversion rights of the holders at any time. If it so elects, the Company is required to issue a conversion rights termination notice that designates an effective date on which the holders conversion rights will be terminated, which shall be a date at least 20 days after the mailing of such conversion rights termination notice (the “Conversion Termination Date”). Holders electing to convert their 2018 Senior Notes after the mailing of a conversion rights termination notice and before the Conversion Termination Date shall receive cash payments of accrued and unpaid interest to, but not including, the conversion date and a make-whole premium for an amount equal to the remaining scheduled interest payments attributable to such notes through and including August 15, 2014.
Convertible Senior Notes due 2020
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Noteholders may convert their 2020 Senior Notes at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. Upon conversion, a noteholder would receive 41.3129 shares of Class A common stock per $1,000 principal amount of 2020 Senior Notes converted, based on a conversion price of approximately $24.21 per share of Class A common stock, subject to adjustment. The amount payable upon a conversion of the 2020 Senior Notes is only payable in shares of Class A common stock, except for cash paid in lieu of fractional shares. If the daily volume weighted average price of the Class A common stock has equaled or exceeded 130% ($31.47 at December 31, 2013) of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days, the Company may, at its option, elect to redeem any or all of the 2020 Senior Notes at any time up to August 15, 2018 at par, plus accrued and unpaid interest. If elected, the Company is required to issue a redemption notice that designates the effective date that the 2020 Senior Notes will be redeemed, which shall be a date at least 30 days (but not more than 60 days) after the mailing of such redemption notice (the “Redemption Date”). Noteholders electing to convert their 2020 Senior Notes after the mailing of a redemption notice and before the Redemption Date shall in certain circumstances be entitled to receive a make-whole premium payable in additional shares of Class A common stock.
Senior Notes due 2034
In February 2004, the Company issued $100,000,000 of 7.375% Senior Notes due February 1, 2034 ("2034 Senior Notes") in a public offering. Accrued interest was payable quarterly on February 1, May 1, August 1 and November 1.
In July 2012, the Company issued $125,000,000 of additional 2034 Senior Notes in a public offering, net of a 4.84% discount. The terms of the 2034 Senior Notes, other than their issue date and public offering price, are identical to the $100,000,000 aggregate principal amount of 2034 Senior Notes previously issued in February 2004. Proceeds of this offering, net of discounts and underwriters commissions, were $116,792,000. Net proceeds, along with an additional $8,208,000 of cash on hand, were immediately deposited into a restricted cash escrow account established for the August 2012 redemption of $125,000,000 principal amount of the Company's 2015 Senior Notes previously discussed.
On October 15, 2013, the Company redeemed the entire $225,000,000 aggregate principal amount of its outstanding 2034 Senior Notes at par value. In connection with this redemption, the Company recognized $12,094,000 as a loss on extinguishment of debt during the 11 months ended December 31, 2013, as a result of the unamortized discount and deferred financing fees.
Subordinated Debt
In May 2003, the Company purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. The bonds bear a fixed interest rate of 7.875%. The Company evaluated the transfer pursuant to the accounting guidance on accounting for transfers and servicing of financial assets and extinguishment of liabilities and has determined that the transfer did not qualify for sale accounting treatment principally because the Company has guaranteed the payment of principal and interest in the event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, the Company is the primary beneficiary of this VIE and the book value (which approximated amortized costs) of the bonds was recorded as a collateralized borrowing reported as senior and subordinated debt and as held-to-maturity securities reported as other assets. During 2013, the bonds were called and fully repaid resulting in the Company's guarantee obligation being satisfied. As a result, the debt and corresponding other asset are no longer recorded on the Company's books.
Consolidated Interest Expense
The following table summarizes interest incurred, capitalized and paid on all forms of indebtedness (included in Notes E, G and H):

	11 Months Ended	Years Ended
	December 31, 2013	January 31, 2013	January 31, 2012
	(in thousands)
Interest incurred	$309,017	$357,388	$435,288
Interest capitalized	(16,693)	(96,094)	(193,448)
Net interest expense	$292,324	$261,294	$241,840
Interest incurred from discontinued operations	$4,733	$15,197	$22,134
Cash paid for interest (net of amount capitalized)	$292,692	$291,509	$260,822

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

I. Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned impact on earnings and cash flows that may be caused by interest rate volatility. The Company’s strategy includes the use of interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. The Company enters into interest rate swaps to convert certain floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions, or forward starting swaps to hedge the changes in benchmark interest rates on forecasted financings. The Company enters into interest rate swap agreements for hedging purposes for periods that are generally one to ten years. Option products utilized primarily include interest rate caps with typical durations ranging from one to three years. The use of option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the 11 months ended December 31, 2013, the Company recorded $2,963,000 as an increase to interest expense related to ineffectiveness arising primarily from the early reclassification of OCI related to debt associated with entities that were included in the partial disposition of real estate. The hedged debt for these entities was deconsolidated and is now accounted for under the equity method of accounting. Under the accounting guidance for cash flow hedges, this resulted in a missed forecasted transaction. The increase to interest expenses was also related to ineffectiveness arising from the early termination of an interest rate swap. The swap was terminated because the hedged debt was paid off early as a result of an asset sale. The amount of ineffectiveness charged to earnings was insignificant for the years ended January 31, 2013 and 2012. As of December 31, 2013, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $25,152,000, net of tax. However, the actual amount reclassified could vary due to future changes in fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings. The TRS convert these borrowings from a fixed rate to a variable rate. In exchange for a fixed rate, the TRS require the Company and/or the Joint Ventures to pay a variable rate, generally equivalent to the SIFMA rate plus a spread. At December 31, 2013, the SIFMA rate was 0.06%. Additionally, the Company and/or the Joint Ventures have guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TRS is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At December 31, 2013, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $358,755,000. The underlying TRS borrowings are subject to a fair value adjustment.
Nondesignated Hedges of Interest Rate Risk
The Company entered into derivative contracts that are intended to economically hedge certain interest rate risk, even though the contracts do not qualify for or the Company has elected not to apply hedge accounting. In these situations, the derivative is recorded at its fair value and changes in the fair value are reflected in the Consolidated Statements of Operations.

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

	Fair Value of Derivative Instruments
	December 31, 2013
	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Accounts Payable, Accrued Expenses and Other Liabilities)
	Current Notional	Fair Value	Current Notional	Fair Value
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate swap agreements	$—	$—	$961,359	$97,858
TRS	18,970	903	339,785	9,772
Total	$18,970	$903	$1,301,144	$107,630
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$447,532	$155	$—	$—
TRS	—	—	39,052	15,477
Total	$447,532	$155	$39,052	$15,477

	January 31, 2013
Derivatives Designated as Hedging Instruments
Interest rate swap agreements	$—	$—	$1,019,920	$129,522
TRS	28,000	965	238,395	10,915
Total	$28,000	$965	$1,258,315	$140,437
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$479,085	$7	$—	$—
Interest rate swap agreements	18,877	241	—	—
TRS	140,800	20,101	39,562	15,287
Total	$638,762	$20,349	$39,562	$15,287
The following tables present the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in earnings and interest expense in the Consolidated Statements of Operations:

		Gain (Loss) Reclassified from Accumulated OCI
Derivatives Designated as Cash Flow Hedging Instruments	Gain (Loss) Recognized in OCI (Effective Portion)	Location on Consolidated Statements of Operations	Effective Amount	Ineffective Amount
	(in thousands)
11 Months Ended December 31, 2013
Interest rate swaps	$37,094	Interest expense	$(3,295)	$(2,963)
Interest rate caps and interest rate swaps	—	Equity in earnings	(86)	4
Total	$37,094		$(3,381)	$(2,959)
Year Ended January 31, 2013
Interest rate caps, interest rate swaps and Treasury options	$21,601	Interest expense	$(3,916)	$—
Interest rate caps, interest rate swaps and Treasury options	—	Equity in earnings	(342)	14
Total	$21,601		$(4,258)	$14
Year Ended January 31, 2012
Interest rate caps, interest rate swaps and Treasury options	$(48,087)	Interest expense	$(3,514)	$1
Treasury options	—	Equity in earnings	(372)	(565)
Total	$(48,087)		$(3,886)	$(564)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the impact of gains and losses related to derivative instruments not designated as cash flow hedges in the Consolidated Statements of Operations :

	Net Gain (Loss) Recognized
	11 Months Ended	Years Ended
	December 31, 2013	January 31, 2013	January 31, 2012
	(in thousands)
Derivatives Designated as Fair Value Hedging Instruments
TRS (1)	$1,081	$(770)	$11,855
Derivatives Not Designated as Hedging Instruments
Interest rate caps and interest rate swaps	$(319)	$(922)	$(1,037)
TRS	(1,091)	12,568	2,264
Total	$(1,410)	$11,646	$1,227

(1)
The net gain (loss) recognized in interest expense from the change in fair value of the underlying TRS borrowings was $(1,081), $770 and $(11,855) for the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012, respectively, offsetting the gain (loss) recognized on the TRS.

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
The Company has agreements with its derivative counterparties that contain a provision under which the derivative counterparty could terminate the derivative obligations if the Company defaults on its obligations under the Credit Facility and designated conditions are fulfilled. In instances where the Company's subsidiaries have derivative obligations secured by a mortgage, the derivative obligations could be terminated if the indebtedness between the two parties is terminated, either by loan payoff or default of the indebtedness. In addition, the Company has certain derivative contracts which provide that if the Company’s credit rating falls below certain levels, it may trigger additional collateral to be posted with the counterparty up to the full amount of the liability position of the derivative contracts. Also, certain subsidiaries have agreements that contain provisions whereby the subsidiaries must maintain certain minimum financial ratios.
As of December 31, 2013, the aggregate fair value of all derivative instruments in a liability position, prior to the adjustment for nonperformance risk of $6,817,000, is $129,924,000. The Company had posted collateral consisting primarily of cash and notes receivable of $76,802,000 related to all derivative instruments. If all credit risk contingent features underlying these agreements had been triggered on December 31, 2013, the Company would have been required to post collateral of the full amount of the liability position.

J. Fair Value Measurements
The Company’s financial assets and liabilities subject to fair value measurements are interest rate caps, interest rate swap agreements, TRS and borrowings subject to TRS (see Note I – Derivative Instruments and Hedging Activities). The Company’s impairment of real estate and unconsolidated entities is also subject to fair value measurements (see Note L – Land Held for Divestiture, Note T – Impairment of Real Estate, Impairment of Unconsolidated Entities and Write-Off of Abandoned Development Projects and Demolition Costs and Note V – Discontinued Operations and Gain (Loss) on Disposition of Rental Properties).
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Inputs used to measure fair value may fall into different levels of the fair value hierarchy. In these cases, the level in the fair value hierarchy is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
Measurement of Fair Value
The Company estimates the fair value of its hedging instruments based on interest rate market and bond pricing models. Although the Company has determined that the significant inputs used to value its hedging instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its hedging instruments’ positions and has determined that the credit valuation adjustments are significant to the overall valuation of one interest rate swap and are not significant to the overall valuation of all of its other hedging instruments. As a result, one interest rate swap is classified in Level 3 and the remaining hedging instruments valuations are classified in Level 2.
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
To determine the fair value of the underlying borrowings subject to TRS, the base price is initially used as the estimate of fair value. The Company adjusts the fair value based upon observable and unobservable measures such as the financial performance of the underlying collateral, interest rate risk spreads for similar transactions and loan to value ratios. In the absence of such evidence, management’s best estimate is used. At December 31, 2013, the notional amount of TRS borrowings subject to fair value adjustments is approximately $358,755,000.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents information about financial assets and liabilities and redeemable noncontrolling interest that were measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements
	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate caps	$—	$155	$—	$155
Interest rate swap agreements (liabilities)	—	(498)	(97,360)	(97,858)
TRS (assets)	—	—	903	903
TRS (liabilities)	—	—	(25,249)	(25,249)
Fair value adjustment to the borrowings subject to TRS	—	—	8,869	8,869
Redeemable noncontrolling interest	—	—	(171,743)	(171,743)
Total	$—	$(343)	$(284,580)	$(284,923)

	January 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate caps	$—	$7	$—	$7
Interest rate swap agreements (assets)	—	241	—	241
Interest rate swap agreements (liabilities)	—	(3,016)	(126,506)	(129,522)
TRS (assets)	—	—	21,066	21,066
TRS (liabilities)	—	—	(26,202)	(26,202)
Fair value adjustment to the borrowings subject to TRS	—	—	9,950	9,950
Redeemable noncontrolling interest	—	—	(239,136)	(239,136)
Total	$—	$(2,768)	$(360,828)	$(363,596)
The following table below presents a reconciliation of financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements
	Redeemable Noncontrolling Interest	Interest Rate Swaps	Net TRS	Fair value adjustment to the borrowings subject to TRS	Total TRS Related	Total
	(in thousands)
Balance, February 1, 2012	$(229,149)	$(143,303)	$(15,013)	$9,180	$(5,833)	$(378,285)
Transfers in	—	—	(2,125)	—	(2,125)	(2,125)
Contribution from redeemable noncontrolling interest	(11,348)	—	—	—	—	(11,348)
Loss attributable to redeemable noncontrolling interest	9,785	—	—	—	—	9,785
Total realized and unrealized gains (losses):
Included in earnings	—	—	11,798	770	12,568	12,568
Included in noncontrolling interest	—	—	204	—	204	204
Included in other comprehensive income	—	16,797	—	—	—	16,797
Included in additional paid-in capital	(8,424)	—	—	—	—	(8,424)
Balance, January 31, 2013	$(239,136)	$(126,506)	$(5,136)	$9,950	$4,814	$(360,828)
Loss attributable to redeemable noncontrolling interest	16,847	—	—	—	—	16,847
Total realized and unrealized gains (losses):
Included in earnings	—	—	(10)	(1,081)	(1,091)	(1,091)
Included in other comprehensive income	—	29,146	—	—	—	29,146
Included in additional paid-in capital	50,546	—	—	—	—	50,546
Settlement	—	—	(19,200)	—	(19,200)	(19,200)
Balance, December 31, 2013	$(171,743)	$(97,360)	$(24,346)	$8,869	$(15,477)	$(284,580)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents quantitative information about the significant unobservable inputs used to estimate the fair value of financial instruments measured on a recurring basis as of December 31, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value December 31, 2013	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
Credit valuation adjustment of interest rate swap	$7,023	Potential future exposure	Credit spread	4.25%
TRS	$(24,436)	Bond quote	Discount rate	N/A (1)
			Capitalization rate	N/A (1)
Fair value adjustment to the borrowings subject to TRS	$8,869	Bond quote	Discount rate	N/A (1)
			Capitalization rate	N/A (1)
Redeemable noncontrolling interest	$(171,743)	Discounted cash flows	Discount rate	9.89%

(1)	The Company does not have access to certain significant unobservable inputs used by third parties to determine these fair values.
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
The following table summarizes the fair value of nonrecourse mortgage debt and notes payable (exclusive of the fair value of derivatives), bank revolving credit facility, senior and subordinated debt and nonrecourse mortgage debt and notes payable of land held for divestiture and development project held for sale:

	December 31, 2013		January 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Fixed Rate Debt	$3,281,337	$3,488,406	$4,791,113	$5,147,849
Variable Rate Debt	1,998,169	1,954,136	1,982,516	1,940,374
Total	$5,279,506	$5,442,542	$6,773,629	$7,088,223

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

K. Commercial Group Land Sales
On January 31, 2011, the Company sold two parcels of land, with air rights, to Rock Ohio Caesars Cleveland, LLC for development of a casino in downtown Cleveland. The land is adjacent to the Company’s Tower City Center mixed-use complex. The sales price for one parcel, an approximate 6 acre land parcel and air rights (“Parcel #1”), was $45,000,000. The sales price for the second parcel, an approximate 10 acre land parcel and air rights (“Parcel #2”), was $40,000,000.
At January 31, 2011, the Company received a cash deposit of $8,550,000 on Parcel #1. During the three months ended April 30, 2011, the Company received additional cash proceeds of $33,950,000 related to Parcel #1. With the receipt of this payment, the buyer’s initial and continuing investment on the sale of Parcel #1 was adequate for gain recognition under the full accrual method. As such, the entire sales price is included in revenues from real estate operations and the related cost of land is included in operating expenses, resulting in a gain on sale of $42,622,000 during the year ended January 31, 2012. The final $2,500,000 of cash proceeds related to Parcel #1 was received during the three months ended October 31, 2011.
During the year ended January 31, 2012, the Company received total cash deposits of $7,000,000 of the Parcel #2 purchase price. The minimum initial investment related to Parcel #2 still had not been met and accordingly, the cash deposits were recorded as a deposit liability under the deposit method and included in accounts payable, accrued expenses and other liabilities at January 31, 2012.
During the three months ended April 30, 2012, the Company received the remaining cash proceeds of $33,000,000 related to Parcel #2. With receipt of this payment, the buyer’s initial and continuing investment on the sale of Parcel #2 was adequate for gain recognition under the full accrual method. As such, the entire sales price is included in revenues from real estate operations and the related cost of land is included in operating expenses, resulting in a gain on sale of $36,484,000 during the year ended January 31, 2013.

L. Land Held for Divestiture
On January 31, 2012, the Board of Directors of the Company approved a strategic decision by senior management to reposition portions of the Company's investment in the Land Development Group as part of a greater focus on core rental properties in core markets. Accordingly, the consolidated land assets associated with the land divestiture effort and related nonrecourse mortgage debt have been reclassified as land held for divestiture on the Consolidated Balance Sheets at December 31, 2013 and January 31, 2013. As of January 31, 2012, the Company planned to retain its land investments in only two land development projects: its consolidated Stapleton project in Denver, Colorado and its Central Station project in downtown Chicago, Illinois, which was accounted for under the equity method of accounting.
The Company recorded the land held for divestiture activity for fully consolidated land projects and those accounted for on the equity method of accounting on their own separate financial statement line items in the Consolidated Statements of Operations. The following table summarizes the net gain (loss) on land held for divestiture activity of consolidated entities:

	11 Months Ended	Years Ended
	December 31, 2013	January 31, 2013	January 31, 2012
	(in thousands)
Sales of land held for divestiture	$1,941	$74,150	$—
Cost of sales of land held for divestiture	(323)	(56,247)	—
Gain on extinguishment of debt of land held for divestiture	—	4,373	—
Net gain on closed transactions of land held for divestiture	1,618	22,276	—
Bad debt expense	(9,000)	—	—
Impairment of land held for divestiture	—	(15,796)	(115,654)
Net gain (loss) on land held for divestiture activity	$(7,382)	$6,480	$(115,654)
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
During the year ended January 31, 2013, the Company established and executed upon its strategy relating to the land divestiture effort, resulting in the disposition of the majority of land held for divestiture. These activities primarily represent sales of bulk land projects, the associated cost of sales, gain on extinguishment of debt and impairment of land held for divestiture. Through the competitive bid process and the negotiation process of moving from informal expressions of interest to bona fide purchase offers, the Company obtained additional information regarding the value of its specific projects as viewed by current market participants. Based on the various levels of interest from potential buyers and information obtained from preliminary sales contracts, letters of intent and other negotiations on the remaining land projects discussed above, the Company reviewed its assumptions used to estimate the fair value of the land held for divestiture. As a result, the Company recorded an additional impairment charge of $15,796,000 during the year ended January 31, 2013.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During the 11 months ended December 31, 2013, the Company continued to dispose of the balance of its remaining land held for divestiture. As of December 31, 2013, the Company has $1,934,000 of remaining carrying value of this land. Ongoing negotiations continue on the few remaining land projects.
The Company had a note receivable (the “Note”) collateralized by a 1,000 acre land parcel in North Carolina that was in default at July 31, 2013. Negotiations were ongoing to cure the default; however, the Company had no assurance the payee has the intent to pay the Note in full. Accordingly, the Company established a reserve on the Note to reflect the estimated fair value of the underlying collateral of approximately $4,100,000. As a result, bad debt expense of $9,000,000 ($8,300,000, net of noncontrolling interest and $4,980,000, after tax) was recorded during the 11 months ended December 31, 2013. On December 31, 2013, the Company received the underlying collateral in a deed in lieu transaction in full satisfaction of the Note.
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of impairment of consolidated land held for divestiture for the year ended January 31, 2013:

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
The Company also has investments held in unconsolidated entities. The following table summarizes the net gain (loss) on investments in unconsolidated entities which are part of the land divestiture strategy:

	11 Months Ended	Years Ended
	December 31, 2013	January 31, 2013	January 31, 2012
	(in thousands)
Net gain (loss) on sales of land held for divestiture of unconsolidated entities	$1,338	$(371)	$—
Impairment of investments in unconsolidated entities	—	(40,406)	(41,902)
Net gain (loss) on land held for divestiture activity of unconsolidated entities	$1,338	$(40,777)	$(41,902)
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
During 2012, the Company received an unsolicited offer to purchase its ownership interest in the remaining land parcels at Central Station. The Company evaluated the offer and made a decision to divest its equity method investment in Central Station as part of its formal land divestiture activities. Based on the terms of the letter of intent, the Company recorded an impairment charge of approximately $17,000,000, which is included in impairment of investments in unconsolidated entities during the year ended January 31, 2013. The divestiture of Central Station, which closed during the three months ended January 31, 2013, had a sale price of $29,525,000.
During 2012, the Company continued to market its equity method ownership interest in Mesa del Sol, a land project in Albuquerque, New Mexico, to several potential buyers. Mesa del Sol is a large 3,000 acre development opportunity in the beginning stage of residential land development and is not expected to generate positive cash flow in the near-term due to the expected level of development expenditures needed to prepare the first phase of lots for sale. During the extensive marketing activities, there were few buyers that expressed interest in taking on the long-term development risk, and those that were, expected larger returns than previously estimated. As a result, based on these negotiations and other market information obtained from these potential buyers and other industry data, the Company updated its assumptions used in estimating the fair value of the investment, including discount rates, absorption rates and commercial and residential land pricing. Based on the updated valuation model, the Company recorded an additional impairment charge of approximately $15,000,000, which is included in impairment of investments in unconsolidated entities during the year ended January 31, 2013.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

M. Net Gain on Disposition of Partial Interests in Rental Properties
The net gain on disposition of partial interests in rental properties is comprised of the following:

	11 Months Ended	Years Ended
	December 31, 2013	January 31, 2013	January 31, 2012
	(in thousands)
QIC Joint Venture	$381,627	$—	$—
New York Retail Joint Venture	114,465	—	9,561
Stonecrest Mall Joint Venture	—	—	5,849
Annex building adjacent to the Dallas Wilson Building	—	—	2,255
	$496,092	$—	$17,665
QIC Joint Venture
During the 11 months ended December 31, 2013, the Company entered into joint venture agreements with outside partners, affiliated entities of QIC, one of the largest institutional investment managers in Australia. The outside partners invested in and received 49% of the Company's equity interests in eight regional retail malls (seven fully consolidated assets in September 2013 and one equity method investment in December 2013).
For its 49% equity interests, the outside partner invested cash and assumed debt of $477,100,000, representing 49% of the nonrecourse mortgage debt on the eight properties. As of December 31, 2013, the Company received approximately $421,700,000 of proceeds, net of transaction costs, of which approximately $187,700,000 represented cash, with the remainder being in the form of a loan. Based on the amount of cash received, the outside partner's minimum initial investment requirement was met and the transaction qualified for full gain recognition. As such, the Company recognized a net gain on disposition of partial interests in rental properties of $381,627,000 related to the seven fully consolidated assets and a gain on disposition of partial interests in equity method investments of $27,080,000, which is included in equity in earnings during the 11 months ended December 31, 2013. The seven fully consolidated properties are adequately capitalized and do not contain the characteristics of a VIE. Based on this and the substantive participating rights held by the outside partner with regards to the properties, the Company concluded it appropriate to deconsolidate the seven fully consolidated entities and account for them under the equity method of accounting. During the 11 months ended December 31, 2013 and prior to admitting the outside party into the joint ventures, the Company acquired noncontrolling interests in two of the regional retail malls for approximately $92,400,000, which has been reflected in the Consolidated Statement of Equity.
The QIC Joint Venture transaction, which resulted in the deconsolidation of the seven fully consolidated regional retail malls, resulted in the following increases (decreases) to the Consolidated Balance Sheet financial statement line items, inclusive of the Company's acquisition of noncontrolling interests (in thousands):

Assets
Real estate, net	$(920,602)
Cash and equivalents	324,549
Restricted cash and escrowed funds	(4,326)
Notes and accounts receivable, net	(23,201)
Investments in and advances to unconsolidated entities	40,249
Other assets	(90,098)
Total Assets	$(673,429)
Liabilities
Mortgage debt and notes payable, nonrecourse	$(979,448)
Accounts payable, accrued expenses and other liabilities	(17,446)
Total Liabilities	$(996,894)
Equity
Additional paid-in capital	$(89,644)
Retained earnings	408,707
Noncontrolling interest	4,402
Total Equity	323,465
Total Liabilities and Equity	$(673,429)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

New York Retail Joint Venture
In March 2011, the Company entered into joint venture agreements with an outside partner, an affiliated entity of Madison International Realty LLC. The outside partner invested in and received a 49% equity interest in 15 mature retail properties located in the Greater New York City metropolitan area. For its 49% equity interests, the outside partner invested cash and assumed debt of $244,952,000, representing 49% of the nonrecourse mortgage debt on the 15 properties. As of January 31, 2012, the Company received proceeds of $178,286,000, primarily in the form of a loan. Based on the net amount of cash received, the outside partner’s minimum initial investment requirement of 20% was not met. Since the transaction did not qualify for full gain recognition, the installment method of gain recognition was applied and a net gain on disposition of partial interests in rental properties of $9,561,000 was recorded during the year ended January 31, 2012. Transaction costs totaling $11,776,000, of which, $5,779,000 relating to participation payments made to the ground lessors of two of the properties in accordance with the respective ground lease agreements did not qualify for deferral and were included in the calculation of the net gain on disposition of partial interests in rental properties recorded during the year ended January 31, 2012. The 15 retail properties are adequately capitalized and do not contain the characteristics of a VIE. Based on this and the substantive participating rights held by the outside partner with regards to the properties, the Company concluded that it would be appropriate to deconsolidate the entities and account for them under the equity method of accounting. As of January 31, 2013, the remaining gain of $114,465,000 continued to be deferred and was included in accounts payable, accrued expenses and other liabilities.
During the 11 months ended December 31, 2013, the Company paid down a portion of the loan, which increased the net cash received for purposes of measuring whether full gain recognition is appropriate. As a result, the outside partner's investment requirement was met and the Company recognized the remaining deferred gain of $114,465,000 as net gain on disposition of partial interests in rental properties.
Stonecrest Mall Joint Venture
In October 2011, the Company entered into a joint venture agreement with an outside partner whereby the outside partner invested in the Mall at Stonecrest, a regional mall in Atlanta, Georgia (“Stonecrest”). The outside partner received a 49% equity interest in Stonecrest.
For its 49% equity interest, the outside partner assumed debt of $49,464,000, representing 49% of the nonrecourse mortgage debt on the property. In addition, the Company is entitled to receive up to $3,750,000 of contingent consideration, based on Stonecrest’s financial results as defined in the partnership agreement, none of which has been recognized through December 31, 2013. The transaction resulted in a gain on disposition of partial interests in rental property of $5,849,000 during the year ended January 31, 2012. The property is adequately capitalized and does not contain the characteristics of a VIE. Based on this and the substantive participating rights held by the outside partner with regards to the property, the Company concluded that it would be appropriate to deconsolidate the entity and account for it under the equity method of accounting.
Annex building adjacent to the Dallas Wilson Building
In December 2011, the Company sold an annex building containing eight units adjacent to the Dallas Wilson Building, an apartment building in Dallas, Texas, for $2,800,000. The transaction resulted in a gain of $2,255,000 during the year ended January 31, 2012. The remaining 135 units of the Dallas Wilson Building are wholly-owned by the Company and will continue to be fully consolidated.

N. Income Taxes
The income tax expense (benefit) related to continuing operations consists of the following:

	11 Months Ended	Years Ended
	December 31, 2013	January 31, 2013	January 31, 2012
	(in thousands)
Current
Federal	$(2,480)	$(54,871)	$(15,745)
State	2,154	(6,413)	(1,194)
	(326)	(61,284)	(16,939)
Deferred
Federal	(4,432)	48,289	(38,689)
State	(4,576)	(1,730)	(12,057)
	(9,008)	46,559	(50,746)
Total income tax benefit	$(9,334)	$(14,725)	$(67,685)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The effective tax rate for income taxes from continuing operations varies from the federal statutory rate of 35% due to the following items:

	11 Months Ended	Years Ended
	December 31, 2013	January 31, 2013	January 31, 2012
	(dollars in thousands)
Loss before income taxes	$(205,929)	$(88,872)	$(119,568)
Net gain on change in control of interests	2,762	6,766	—
Equity in earnings (loss) of unconsolidated entities, net of impairment	109,163	44,631	(61,039)
Less: Noncontrolling interests	71,510	1,539	(2,167)
Loss from continuing operations, including noncontrolling interest, before income taxes	(22,494)	(35,936)	(182,774)
Income taxes computed at the statutory rate	(7,873)	(12,578)	(63,971)
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	(2,994)	(5,312)	(6,907)
State net operating loss, net of federal benefit	2,845	1,667	2,474
General business credits	(1,638)	(947)	446
Valuation allowance	(5,205)	(2,048)	(6,414)
Charitable contributions	3,356	2,628	2,204
Permanent adjustments	(18)	3,037	38
Conversion/Exchange of senior debt	1,667	—	3,780
Other items	526	(1,172)	665
Total income tax benefit	$(9,334)	$(14,725)	$(67,685)
Effective tax rate	41.50%	40.98%	37.03%
The components of the deferred income tax expense (benefit) for continuing operations are as follows:
Excess of tax over financial statement depreciation and amortization	$(8,059)	$19,811	$17,095
Costs on land and rental properties under development expensed for tax purposes	4,818	11,048	34,333
Revenues and expenses recognized in different periods for tax and financial statement purposes	132,330	49,915	(48,152)
Difference between tax and financial statements related to unconsolidated entities	(5,246)	207	(18,674)
Impairment of real estate and land held for divestiture	(147,325)	(16,178)	(40,346)
Deferred state taxes, net of federal benefit	(743)	885	(3,408)
Utilization of (addition to) tax loss carryforward excluding effect of stock options	21,916	(16,230)	10,974
Valuation allowance	(5,205)	(2,048)	(6,414)
General business credits	(520)	(947)	446
Alternative Minimum Tax credits	(974)	96	3,400
Deferred income tax expense (benefit)	$(9,008)	$46,559	$(50,746)
The components of the deferred income tax liability are as follows:

	Temporary Differences		Deferred Tax
	December 31, 2013	January 31, 2013	December 31, 2013	January 31, 2013
	(in thousands)
Depreciation	$424,595	$493,489	$164,671	$191,390
Capitalized costs	395,733	1,018,375	153,508	394,956
Tax loss carryforward	(99,138)	(161,758)	(34,698)	(56,615)
State loss carryforward, net of federal benefit	—	—	(21,170)	(23,974)
Valuation allowance	—	—	48,077	53,282
Federal tax credits and other carryforwards	—	—	(56,274)	(58,094)
Other comprehensive loss	(125,099)	(168,585)	(48,517)	(65,382)
Basis in unconsolidated entities	367,892	199,359	142,680	77,317
Other	370,743	(83,747)	137,617	(38,474)
Total	$1,334,726	$1,297,133	$485,894	$474,406
Income taxes paid (refunded) were $5,541,000, $(296,000) and $3,743,000 for the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012, respectively. At December 31, 2013, the Company had a federal net operating loss carryforward for tax purposes of $150,758,000 that will expire in the years ending December 31, 2028 through December 31, 2033, a charitable contribution deduction carryforward of $18,125,000 that will expire in the years ending December 31, 2014 through December 31, 2017, General business credit carryovers of $21,680,000 that will expire in the years ending December 31, 2018 through December 31, 2033, and an alternative minimum tax (“AMT”) credit carryforward of $28,570,000 that is available until used to reduce federal tax to the AMT amount.

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
The Company applies the “with-and-without” methodology for recognizing excess tax benefits from the deduction of stock-based compensation. The net operating loss available for the tax return, as is noted in the paragraph above, is greater than the net operating loss available for the tax provision due to excess deductions from stock-based compensation reported on the return, as well as the impact of adjustments to the net operating loss under accounting guidance on accounting for uncertainty in income taxes. As of December 31, 2013, the Company has not recorded a net deferred tax asset of approximately $18,064,000 from excess stock-based compensation deductions taken on the tax return for which a benefit has not yet been recognized in the Company’s tax provision.

	December 31, 2013	January 31, 2013
	(in thousands)
Deferred tax liabilities	$1,423,173	$1,832,038
Deferred tax assets	985,356	1,410,914
Less: valuation allowance (1)	(48,077)	(53,282)
	937,279	1,357,632
Net deferred tax liability	$485,894	$474,406

(1)	The valuation allowance is related to state net operating losses and bonus depreciation, general business credits and charitable contributions.
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
As of December 31 and January 31, 2013, the Company had unrecognized tax benefits of $968,000 and $584,000, respectively. The Company recognizes estimated interest payable on underpayments of income taxes and estimated penalties as components of income tax expense. As of December 31 and January 31, 2013, the Company had approximately $299,000 and $164,000, respectively, of accrued interest and penalties related to uncertain income tax positions. The Company recorded income tax expense relating to interest and penalties on uncertain tax positions of $135,000, $10,000 and $54,000 for the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012, respectively.
The Company files a consolidated United States federal income tax return. Where applicable, the Company files combined income tax returns in various states and it files individual separate income tax returns in other states. The Company’s federal consolidated income tax returns for the year ended January 31, 2011 and subsequent years are subject to examination by the Internal Revenue Service. Certain of the Company’s state returns for the years ended January 31, 2003 through January 31, 2010 and all state returns for the year ended January 31, 2011 and subsequent years are subject to examination by various taxing authorities.
A reconciliation of the total amounts of the Company’s unrecognized tax benefits, exclusive of interest and penalties, is depicted in the following table:

	Unrecognized Tax Benefit
	December 31, 2013	January 31, 2013
	(in thousands)
Beginning balance, February 1	$584	$788
Gross increases (decreases) for tax positions of prior years	527	(107)
Settlements	—	(97)
Lapse of statutes of limitation	(143)	—
Unrecognized tax benefits balance at December 31 January 31, 2013	$968	$584
The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized as of December 31 and January 31, 2013, is $629,000 and $286,000, respectively. Based upon the Company’s assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will change from those recorded at December 31, 2013. Due to the reasons above, the entire $968,000 of unrecognized benefits could decrease during the next twelve months.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

O. Segment Information
The following tables summarize financial data for the Company’s six reportable operating segments. All amounts are presented in thousands.

	December 31, 2013	January 31, 2013
	Identifiable Assets
Commercial Group	$5,120,360	$7,127,228
Residential Group	2,468,708	2,060,892
Arena	984,937	980,321
Land Development Group	260,070	246,873
The Nets	—	1,111
Corporate Activities	117,950	196,007
	$8,952,025	$10,612,432

	11 Months Ended	Years Ended		11 Months Ended	Years Ended
	December 31, 2013	January 31, 2013	January 31, 2012	December 31, 2013	January 31, 2013	January 31, 2012
	Revenues from Real Estate Operations			Operating Expenses
Commercial Group	$595,380	$659,439	$656,611	$334,107	$331,374	$324,222
Commercial Group Land Sales	20,170	43,999	54,363	10,656	4,942	9,731
Residential Group	249,677	264,547	240,778	179,405	184,289	168,234
Arena	104,532	48,353	1,569	72,659	49,175	12,536
Land Development Group	50,349	54,634	44,420	33,737	48,055	47,506
The Nets	—	—	—	—	—	—
Corporate Activities	—	—	—	45,021	52,450	52,585
	$1,020,108	$1,070,972	$997,741	$675,585	$670,285	$614,814

	Depreciation and Amortization Expense			Interest Expense
Commercial Group	$187,832	$155,424	$146,103	$175,338	$177,560	$166,695
Residential Group	55,031	51,885	50,433	32,409	18,680	29,200
Arena	33,231	8,888	—	34,220	(122)	(14,336)
Land Development Group	364	840	240	(320)	3,801	3,443
The Nets	—	—	—	—	—	—
Corporate Activities	2,731	1,658	1,514	50,677	61,375	56,838
	$279,189	$218,695	$198,290	$292,324	$261,294	$241,840

	Interest and Other Income			Capital Expenditures
Commercial Group	$18,127	$14,367	$14,936	$171,002	$327,867	$355,598
Residential Group	21,742	21,149	19,807	245,647	149,160	154,475
Arena	—	—	261	43,928	325,744	249,139
Land Development Group	12,218	9,866	10,838	819	190	558
The Nets	—	—	—	—	—	—
Corporate Activities	245	164	262	232	904	611
	$52,332	$45,546	$46,104	$461,628	$803,865	$760,381
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
During 2012, 2011 and previous years, the chief operating decision maker used a non-GAAP measure defined as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”). EBDT was similar, but not identical, to FFO. The treatment of deferred taxes is the single biggest difference between EBDT and FFO. The reconciliations for the years ended January 31, 2013 and 2012 have been changed to be consistent with the current year's presentation of FFO.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The reconciliations of net earnings (loss) to FFO by segment are shown in the following tables. All amounts are presented in thousands.

11 Months Ended December 31, 2013	Commercial Group	Residential Group	Arena	Land Development Group	The Nets	Corporate	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$84,294	$31,220	$(19,514)	$18,915	$(2,802)	$(117,605)	$(5,492)
Preferred dividends	—	—	—	—	—	185	185
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$84,294	$31,220	$(19,514)	$18,915	$(2,802)	$(117,420)	$(5,307)
Depreciation and amortization – Real Estate Groups	226,255	83,154	19,119	258	—	—	328,786
Net gain on disposition of partial interests in rental properties	(496,092)	—	—	—	—	—	(496,092)
Gain on disposition of unconsolidated entities	(68,430)	—	—	—	—	—	(68,430)
Impairment of consolidated depreciable real estate	71,668	1,185	—	—	—	—	72,853
Discontinued operations:
Depreciation and amortization – Real Estate Groups	6,646	165	—	—	—	—	6,811
Gain on disposition of rental properties	(19,843)	(16,028)	—	—	—	—	(35,871)
Impairment of consolidated depreciable real estate	22,519	—	—	—	—	—	22,519
Income tax expense (benefit) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	—	233,980	233,980
Impairment of depreciable real estate	—	—	—	—	—	(36,988)	(36,988)
FFO	$(172,983)	$99,696	$(395)	$19,173	$(2,802)	$79,572	$22,261
Year Ended January 31, 2013
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$82,022	$132,141	$(497)	$(23,833)	$(4,672)	$(180,865)	$4,296
Preferred dividends and inducements of preferred stock conversions	—	—	—	—	—	32,129	32,129
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$82,022	$132,141	$(497)	$(23,833)	$(4,672)	$(148,736)	$36,425
Depreciation and amortization – Real Estate Groups	192,547	85,977	5,213	661	—	—	284,398
Gain on disposition of unconsolidated entities	(16,107)	(34,959)	—	—	—	—	(51,066)
Impairment of consolidated depreciable real estate	30,660	—	—	—	—	—	30,660
Impairment of unconsolidated real estate	—	—	—	390	—	—	390
Discontinued operations:
Depreciation and amortization – Real Estate Groups	13,925	3,114	—	—	—	—	17,039
Gain on disposition of rental properties	(40,645)	(59,290)	—	—	—	—	(99,935)
Impairment of consolidated depreciable real estate	4,254	—	—	—	—	—	4,254
Income tax expense (benefit) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	—	58,935	58,935
Impairment of depreciable real estate	—	—	—	—	—	(13,692)	(13,692)
FFO	$266,656	$126,983	$4,716	$(22,782)	$(4,672)	$(103,493)	$267,408
Year Ended January 31, 2012
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$123,925	$32,322	$8,197	$(149,310)	$(26,814)	$(90,206)	$(101,886)
Preferred dividends	—	—	—	—	—	15,400	15,400
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$123,925	$32,322	$8,197	$(149,310)	$(26,814)	$(74,806)	$(86,486)
Depreciation and amortization – Real Estate Groups	180,692	77,054	—	249	—	—	257,995
Net gain on disposition of partial interests in rental properties	(15,410)	(2,255)	—	—	—	—	(17,665)
Gain on disposition of unconsolidated entities	—	(12,567)	—	—	—	—	(12,567)
Impairment of consolidated depreciable real estate	—	235	—	—	—	—	235
Impairment of unconsolidated real estate	40,284	—	—	—	—	—	40,284
Discontinued operations:
Depreciation and amortization – Real Estate Groups	20,525	3,184	—	—	—	—	23,709
Gain on disposition of rental properties	(51,796)	—	—	—	—	—	(51,796)
Impairment of consolidated depreciable real estate	13,692	—	—	—	—	—	13,692
Income tax expense (benefit) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	—	31,812	31,812
Impairment of depreciable real estate	—	—	—	—	—	(21,024)	(21,024)
FFO	$311,912	$97,973	$8,197	$(149,061)	$(26,814)	$(64,018)	$178,189

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

P. Leases
The following tables include all lease obligations of the Company.
The Company as Lessor
The following table summarizes the minimum future rental income to be received on non-cancelable operating leases of commercial properties that generally extend for periods of more than one year:

Years Ending December 31,
(in thousands)
2014	$397,444
2015	378,998
2016	354,586
2017	330,830
2018	301,882
Later years	1,710,400
$3,474,140
Most of the commercial leases include provisions for reimbursements of other charges including real estate taxes, utilities and operating costs which are included in revenues from real estate operations. The following table summarizes total reimbursements (in thousands):

11 Months Ended December 31, 2013	$129,017
Year Ended January 31, 2013	$148,525
Year Ended January 31, 2012	$154,877
The Company as Lessee
The Company is a lessee under various operating leasing arrangements for real property and equipment. The most significant of these involve ground leases which expire between the years 2014 and 2100, excluding optional renewal periods. The Company is subject to participation payments under certain of its ground leases, the most significant of which are in New York City. These payments are triggered by defined events within the respective lease agreements and the timing and future amounts are not determinable by the Company.
Minimum fixed rental payments under long-term leases (over one year) in effect at December 31, 2013 are as follows:

Years Ending December 31,
(in thousands)
2014	$9,575
2015	8,713
2016	7,964
2017	3,258
2018	3,168
Later years	48,441
$81,119
The following table summarizes rent expense (in thousands):

11 Months Ended December 31, 2013	$8,316
Year Ended January 31, 2013	$9,211
Year Ended January 31, 2012	$8,279

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Q. Commitments and Contingencies
The Company has various guarantees, including indirect guarantees of indebtedness of others. The Company believes the risk of payment under these guarantees, as described below, is remote and, to date, no payments have been made under these guarantees.
As of December 31, 2013, the Company had $10,048,000 in guarantees associated with various obligations. The Company also had outstanding letters of credit of $59,760,000 as of December 31, 2013. The maximum potential amount of future payments on the letters of credit the Company could be required to make is the total amount noted above.
The Company has entered into certain partnerships whereby the outside investment partner is allocated certain tax credits. These partnerships typically require the Company to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive or the loss of allocated tax credits and tax losses. At December 31, 2013, the maximum potential payment under these tax indemnity guarantees was approximately $133,972,000. The Company believes that all necessary requirements for qualifications for such tax credits and partnership structures have been and will continue to be met and that the Company’s investment partners will be able to receive expense allocations associated with the properties. The Company does not expect to make any payments under these guarantees.
The Company’s mortgage loans are nonrecourse; however, in some cases, lenders carve out certain items from the nonrecourse provisions. These carve-out items enable the lenders to seek recourse if the Company or the joint venture engages in certain acts as defined in the respective agreements such as commit fraud, intentionally misapply funds, or intentionally misrepresent facts. The Company has also provided certain environmental guarantees. Under these environmental remediation guarantees, the Company must remediate any hazardous materials brought onto the property in violation of environmental laws. The maximum potential amount of future payments that the Company could be required to make on the environmental guarantees is limited to the actual losses suffered or actual remediation costs incurred. A portion of these carve-outs and guarantees have been made on behalf of joint ventures and the Company believes any liability would not exceed its partners’ share of the outstanding principal balance of the loans in which these carve-outs and environmental guarantees have been made. At December 31, 2013, the outstanding balance of the partners’ share of these loans was approximately $1,279,443,000. The Company believes the risk of payment on the carve-out guarantees is mitigated, in most cases, by the fact that the Company manages the property, and in the event the Company’s partner violated one of the carve-out items, the Company would seek recovery from its partner for any payments the Company would make. Additionally, the Company further mitigates its exposure through environmental insurance and other types of insurance coverage.
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
The Company customarily guarantees lien-free completion of projects under construction. Upon completion, as defined, the guarantees are released. The Company currently provides the following completion guarantees on its completed projects and projects under construction and development (including unconsolidated properties):

	Total Costs	Percent Completed (Unaudited)
	(dollars in thousands)
At December 31, 2013
Openings and acquisitions	$2,083,623	97%
Under construction and development	841,933	40%
Total Real Estate	$2,925,556	81%
Additionally, the Company has provided a guaranty of payment, performance and completion of certain obligations associated with certain Military Housing Privatization Initiative (“MHPI”) projects. These guarantees do not include a guaranty of available MHPI project sources and the Company cannot be compelled to replace a deficiency in available sources. In the event the guaranty were called upon, any money advanced by the Company would be replaced by appropriate sources available within the MHPI project. Inclusive of the available MHPI project sources, the Company believes its maximum net exposure to be $219,916,000 at December 31, 2013. Currently, the Company anticipates further MHPI project sources will cover this maximum exposure and future advances by the Company will not be required.
In addition to what is stated above, the Company has guaranteed the lender the lien free completion of certain horizontal infrastructure associated with certain land development projects. The maximum amount due by the Company under these completion guarantees is limited to $37,664,000.

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
In connection with the Company’s (through its subsidiary, Nets Sports and Entertainment LLC ("NS&E")) August 2004 purchase of The Nets and its May 12, 2010 sale of an 80% interest in The Nets, the Company, certain subsidiaries and certain members have provided an indemnity guarantee to the NBA for any losses arising from the transaction, including the relocation of the team. The Company’s indemnity is effective as long as the Company owns an interest in the team. The indemnification provisions are standard provisions that are required by the NBA. The Company and the other indemnifying parties have insurance coverage of $100,000,000 in connection with this indemnity. The Company evaluated the indemnity guarantee and determined that the fair value of the Company’s known liability for its obligations under the guarantee was not material.
Certain ground leases include provisions requiring the Company to indemnify the ground lessor against claims or damages occurring on or about the leased property during the term of the ground lease. These indemnities generally were entered into prior to the effective date of accounting guidance related to guarantees; therefore, they have not been recorded in the Company’s consolidated financial statements at December 31, 2013. The maximum potential amount of future payments the Company could be required to make is limited to the actual losses suffered. The Company mitigates its exposure to loss related to these indemnities through insurance coverage.
The Company is party to an easement agreement under which it has agreed to indemnify a third party for any claims or damages arising from the use of the easement area in one of its unconsolidated apartment communities. The Company mitigates its exposure to loss related to the easement agreement through insurance coverage.

R. Stock-Based Compensation
The Company’s 1994 Stock Plan (the “Plan”) permits the award of Class A stock options, restricted shares, performance shares and other equity awards to key employees and nonemployee directors of the Company. The aggregate maximum number of shares that may be issued under the Plan is 21,750,000 for all types of awards.
As of December 31, 2013, the total number of shares available for granting of all types of awards was 7,181,821. The maximum annual award to an individual is 500,000 of the aggregate stock options and 500,000 of the aggregate restricted shares and performance shares. In addition, the aggregate grant-date fair value of awards granted to a nonemployee director during any calendar year shall not exceed $250,000. Stock options have a maximum term of 10 years and are awarded with an exercise price at least equal to the market value of the stock on the date of grant. Class A common stock issued upon the exercise of stock options may be issued out of authorized and unissued shares or treasury stock. The Plan, which is administered by the Compensation Committee of the Board of Directors, does not allow the reduction of option prices without shareholder approval, except for the anti-dilution adjustments permitted by the Plan. The Company has not amended the terms of any previously issued equity award. All outstanding stock options have an exercise price equal to the fair market value of the underlying stock at the date of grant, a 10-year term, and graded vesting over three to four years. All outstanding restricted shares have graded vesting over three to four years. The Plan was amended in December 2013 to permit 1‑year cliff vesting of awards granted to nonemployee directors beginning in 2014.
The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	11 Months Ended	Years Ended
	December 31, 2013	January 31, 2013	January 31, 2012
	(in thousands)
Stock option costs	$3,051	$3,101	$2,606
Restricted stock costs	10,672	10,324	9,979
Performance share costs	2,474	1,326	—
Total stock-based compensation costs	16,197	14,751	12,585
Less amount capitalized into qualifying real estate projects	(5,826)	(5,396)	(4,935)
Amount charged to operating expenses	10,371	9,355	7,650
Depreciation expense on capitalized stock-based compensation	876	827	1,246
Total stock-based compensation expense	$11,247	$10,182	$8,896
Deferred income tax benefit	$4,111	$3,671	$3,184
Stock-based compensation expensed at the date of grant for awards granted to retirement-eligible grantees during the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012 was $973,000, $726,000 and $1,022,000, respectively. During the year ended January 31, 2012, previously recorded stock option costs in the amount of $1,622,000, most of which was previously capitalized into real estate projects, were reversed to reflect actual forfeitures in excess of estimated forfeitures.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The accounting guidance for share-based payment requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options or shares (excess tax benefits) to be classified as financing cash flows in the Consolidated Statements of Cash Flows. The Company records excess tax benefits only if the excess tax deductions reduce taxes payable computed on a with-and-without basis. There were no excess tax benefits classified as financing cash flows for the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012.
Stock Options
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted during the respective years:

	11 Months Ended	Years Ended
	December 31, 2013	January 31, 2013	January 31, 2012
Risk-free interest rate	0.78%	1.10%	2.61%
Expected volatility	74.10%	74.10%	72.40%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	5.5	5.5	5.5
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
The following table provides a summary of stock option activity for the 11 months ended December 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value (in thousands)
Outstanding at January 31, 2013	3,984,497	$35.62
Granted	241,860	$17.60
Exercised	(76,200)	$15.14
Forfeited/expired	(68,092)	$32.69
Outstanding at December 31, 2013	4,082,065	$34.98	4.38	$6,086
Options exercisable (fully vested) at December 31, 2013	3,097,724	$40.83	3.28	$3,599
The weighted average grant-date fair value of stock options granted during the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012 was $10.97, $9.24 and $11.20, respectively. The total intrinsic value of stock options exercised during the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012 was $145,000, $954,000 and $84,000, respectively. Cash received from stock options exercised during the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012 was $1,153,000, $8,368,000 and $195,000, respectively. There was no income tax benefit realized as a reduction of income taxes payable from stock options exercised during the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012. At December 31, 2013, there was $3,727,000 of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.25 years.
Restricted Stock
The following table provides a summary of restricted stock activity for the 11 months ended December 31, 2013:

	Shares	Weighted Average Grant-Date Fair Value
Unvested shares at January 31, 2013	2,116,064	$15.06
Granted	653,447	$17.60
Vested	(599,864)	$12.95
Forfeited	(10,380)	$16.04
Unvested shares at December 31, 2013	2,159,267	$16.41

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Restricted stock represents a grant of Class A common stock to key employees and nonemployee directors subject to restrictions on disposition, transferability and risk of forfeiture, while having the rights to vote the shares and receive dividends. Restricted shares subject to the restrictions mentioned above are considered to be nonvested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. At December 31, 2013, all unvested shares of restricted stock were excluded from issued and outstanding shares of Class A common stock in the accompanying consolidated financial statements.
The weighted average grant-date fair value of restricted stock granted during the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012 was $17.60, $14.75 and $17.72, respectively. The total fair value of shares that vested during the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012 was $7,770,000, $9,156,000 and $8,503,000, respectively. At December 31, 2013, there was $18,326,000 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 2.47 years.
In connection with the vesting of restricted stock during the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012, the Company repurchased into treasury 179,907 shares, 129,568 shares and 90,104 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $3,167,000, $1,963,000 and $1,670,000, respectively.
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
The weighted average grant-date fair value of performance shares granted during the 11 months ended December 31, 2013 and the year ended January 31, 2013 was $17.78 and $20.74, respectively. Both grants have performance goals that include a market condition and the fair values were computed using a Monte Carlo simulation. At December 31, 2013, there was $7,242,000 of unrecognized compensation costs related to unvested performance shares that is expected to be recognized over a weighted-average period of 2.56 years.
The following table provides a summary of the performance share activity for the 11 months ended December 31, 2013:

	Shares	Weighted Average Grant-Date Fair Value
Unvested shares at January 31, 2013	295,337	$20.74
Granted	299,460	$17.78
Vested	—	$—
Forfeited	(7,587)	$20.74
Unvested shares at December 31, 2013	587,210	$19.23
The range of performance shares that can be earned as of December 31, 2013 is as follows:

Performance Period	Range	Minimum Shares	Target Shares	Maximum Shares
February 1, 2012 to December 31, 2015	0% to 200%	—	287,750	575,500
February 1, 2013 to December 31, 2016	0% to 200%	—	299,460	598,920
		—	587,210	1,174,420

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

S. Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic EPS. The Class A Common Units, which are reflected as noncontrolling interests in the Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Class A Common Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with a put or conversion of the 2014 Senior Notes, 2016 Senior Notes, 2018 Senior Notes, 2020 Senior Notes and Series A preferred stock is included in the computation of diluted EPS using the if-converted method. The loss from continuing operations attributable to Forest City Enterprises, Inc. for the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012 were allocated solely to holders of common stock as the participating security holders do not share in the losses.
The reconciliation of the amounts used in the basic and diluted EPS computations is shown in the following table:

	11 Months Ended	Years Ended
	December 31, 2013	January 31, 2013	January 31, 2012
Numerators (in thousands)
Loss from continuing operations attributable to Forest City Enterprises, Inc.	$(13,160)	$(21,211)	$(115,089)
Preferred dividends and inducements of preferred stock conversions	(185)	(32,129)	(15,400)
Loss from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Basic and Diluted	$(13,345)	$(53,340)	$(130,489)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(5,307)	$36,425	$(86,486)
Preferred dividends and inducements of preferred stock conversions	(185)	(32,129)	(15,400)
Undistributed earnings allocated to participating securities	—	(1,878)	—
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Basic and Diluted	$(5,492)	$2,418	$(101,886)
Denominators
Weighted average shares outstanding - Basic and Diluted (1)	193,465,572	172,621,723	168,170,650
Earnings Per Share
Loss from continuing operations attributable to Forest City Enterprises, Inc. common shareholders - Basic and Diluted	$(0.07)	$(0.31)	$(0.78)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders - Basic and Diluted	$(0.03)	$0.01	$(0.61)

(1)
Incremental shares from dilutive options, restricted stock and convertible securities aggregating 35,431,746, 49,642,605 and 45,856,959 for the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive due to loss from continuing operations. Weighted-average options, restricted stock and performance shares of 3,601,719, 4,105,670 and 4,222,955 for the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive under the treasury stock method.

T.  Impairment of Real Estate, Impairment of Unconsolidated Entities and Write-Off of Abandoned Development Projects and Demolition Costs
Impairment of Real Estate
The Company reviews its real estate portfolio, including land inventory, for impairment whenever events or changes indicate that its carrying value may not be recoverable. In order to determine whether the carrying costs are recoverable from estimated future undiscounted cash flows, the Company uses various assumptions that include future net operating income, estimated holding periods, risk of foreclosure and estimated cash proceeds received upon the disposition of the asset. If the carrying costs are not recoverable, the Company records an impairment charge to reduce the carrying value to estimated fair value. The assumptions used to estimate fair value are Level 2 or 3 inputs. The Company’s assumptions are based on current information. If the conditions deteriorate or if the Company’s plans regarding its assets change, additional impairment charges may occur in the future.
The impairments recorded during the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012 represent write-downs to estimated fair value due to a change in events, such as a change in strategy for certain assets, bona fide third-party purchase offers or changes in certain assumptions, including estimated holding periods and current market conditions and the impact of these assumptions to the properties’ estimated future cash flows.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the Company’s impairment of real estate included in continuing operations:

		11 Months Ended	Years Ended
		December 31, 2013	January 31, 2013	January 31, 2012
		(in thousands)
Brooklyn Atlantic Yards	Brooklyn, New York	$289,864	$—	$—
LiveWork Las Vegas	Las Vegas, Nevada	112,838	—	—
Promenade Bolingbrook (Regional Mall)	Bolingbrook, Illinois	54,194	—	—
Office Buildings:
Building J at Illinois Science and Technology Park	Skokie, Illinois	17,474	—	—
Halle Building	Cleveland, Ohio	—	30,200	—
Other		1,185	460	235
		$475,555	$30,660	$235
On December 16, 2013, the Company announced the signing of a definitive agreement with Greenland Group Co. (“Greenland”) for a joint venture to develop the Brooklyn Atlantic Yards project in Brooklyn, New York. The joint venture will execute on the remaining development rights, including the infrastructure and vertical construction of the residential units, but excludes Barclays Center and the under construction B2 BKLYN apartment community. Under the joint venture, Greenland will acquire 70% of the project, co-develop the project with the Company and share in the entire project costs going forward at the same percentage interest. If effectuated, the joint venture will develop the project consistent with the approved master plan. All due diligence by Greenland has been completed and no other significant contingencies preventing the transaction from closing remain. The agreement is subject to necessary regulatory approvals but it is expected that all approvals will be received, allowing the transaction to close in mid-2014. The Company has analyzed the agreement and determined that, upon closing, the joint venture will be accounted for on the equity method of accounting, resulting in the deconsolidation of the investment in Brooklyn Atlantic Yards and its allocation of the site acquisition costs. Based on the facts described above, the Company has estimated it is likely the transaction will close and the asset will be sold. As a result, the Company has classified the assets and liabilities as held for sale on its consolidated balance sheet as of December 31, 2013 and recorded the asset at estimated fair value less costs to sell, resulting in an impairment of $289,864,000 ($242,417,000, net of noncontrolling interest) recorded during the two months ended December 31, 2013. Additionally, upon closing, evaluation on a quarterly basis for other than temporary impairment of their equity method investment will be required. This could result in future impairments of its equity method investment.
During 2013, the Company continued to execute its strategy of focusing on core products located in core markets. In executing this strategy, the Company made a strategic business decision to reduce the expected level of development at LiveWork Las Vegas, a mixed-use project on a 13.5 acre parcel in Las Vegas, Nevada and consider ways to maximize the near-term value of the investment, which may include build to suit development, equity joint venture or marketing a portion of the land parcels to third parties. The change in strategy reduced the estimated hold period and expected cash flows. As a result, the Company’s estimated undiscounted cash flows no longer exceed the carrying value of the asset, requiring the Company to adjust the carrying value to its estimated fair value. As such, the Company recorded an impairment charge of $112,838,000 during the 11 months ended December 31, 2013.
During 2013, the Company continued to make progress on the marketing of Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois. At December 31, 2013, discussions with a potential purchaser were ongoing and remained subject to further negotiation and applicable due diligence periods. However, based on the status of the discussions, the possibility of a sale of the asset increased and was reasonably possible. As a result, the Company reviewed and updated the impairment analysis. The estimated probability weighted undiscounted cash flows no longer exceed the carrying value of the asset requiring the Company to adjust the carrying value to its estimated fair value. As such, the Company recorded an impairment charge of $54,194,000 during the 11 months ended December 31, 2013.
During 2013, the Company made a strategic business decision to modify its redevelopment plan for Building J at Illinois Science and Technology Park. The building, currently vacant, would require a significant amount of capital in order to re-tenant and continue to hold on a long term basis. The Company has determined it is no longer willing to invest any additional capital in this building without a tenant for a substantial portion of the building or without some form of significant financial subsidy. As a result of this decision, the Company's estimated undiscounted cash flows no longer exceed the carrying value of the asset, requiring the Company to adjust the carrying value to its estimated fair value. As such, the Company recorded an impairment charge of $17,474,000 during the 11 months ended December 31, 2013.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During 2012, preliminary negotiations with a potential tenant to lease a majority of the Halle Building were discontinued since the Company was unwilling to invest the significant amount of capital necessary to execute the proposed lease. As a result, the Company began evaluating several long-term strategies for the building, as it has below average occupancy, had continued to lose tenants in 2012 and required significant capital investment. The strategies considered included a near-term disposition of the asset in its current state, investing significant capital to re-tenant the space and hold on a long term basis, or invest additional capital to position the asset for sale, which may have increased the sales price. The Company determined it is not likely to invest any significant additional capital and would pursue the repositioning of the asset for redevelopment through a joint venture or exploration of an outright sale. The change in strategy reduced the long-term hold probability and the Company's estimated probability weighted undiscounted cash flows no longer exceed the carrying value of the asset requiring the Company to adjust the carrying value to its estimated fair value of $10,500,000. As such, the Company recorded an impairment charge of $30,200,000 during the year ended January 31, 2013.
Impairment of Real Estate - Discontinued Operations
The Company had impairments related to consolidated real estate assets that were disposed of during the periods presented. The following table summarizes the Company’s impairment of real estate included in discontinued operations:

		11 Months Ended	Years Ended
		December 31, 2013	January 31, 2013	January 31, 2012
		(in thousands)
Orchard Town Center (Regional Mall)	Westminster, Colorado	$15,649	$—	$—
Investment in triple net lease retail property	Kansas City, Missouri	6,870	—	—
Investment in triple net lease retail property	Portage, Michigan	—	2,263	3,435
White Oak Village (Specialty Retail Center)	Richmond, Virginia	—	1,566	—
250 Huron (Office Building)	Cleveland, Ohio	—	—	10,257
Other		—	425	—
		$22,519	$4,254	$13,692
The Company recorded impairments of real estate for properties included in discontinued operations as described in the table above. These impairments represent a write down to the estimated fair value due to changes in events, related to a bona fide third-party purchase offer and consideration of current market conditions and the impact of these events to the properties’ estimated future cash flows.
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of real estate (including discontinued operations) for the 11 months ended December 31, 2013 and the year ended January 31, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
December 31, 2013
Impairment of real estate	$734,240	Indicative Bids	Indicative Bids	N/A (1)
Impairment of real estate	29,500	Comparable Property Market Analysis	Price Per Square Foot	$22 to $55 per square foot (2)
January 31, 2013
Impairment of real estate	$83,193	Indicative Bids	Indicative Bids	N/A (1)
Impairment of real estate	$10,500	Discounted Cash Flow	Discount Rate	10.0%

(1)	These fair value measurements were derived from bona fide purchase offers from third party prospective buyers, subject to the Company’s corroboration for reasonableness.

(2)	Weighted average price is $45 per square foot.
Impairment of Unconsolidated Entities
The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate that its carrying value in the investments may be in excess of fair value. An equity method investment’s value is impaired if management’s estimate of its fair value is less than the carrying value and the difference is deemed to be other-than-temporary. In order to arrive at estimates of fair value, the Company uses varying assumptions that may include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, all of which are considered Level 3 inputs. For newly opened properties, assumptions also include the timing of initial lease up at the property. In the event initial lease up assumptions differ from actual results, estimated future discounted cash flows may vary, resulting in impairment charges in future periods.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the Company’s impairment of unconsolidated entities.

		11 Months Ended	Years Ended
		December 31, 2013	January 31, 2013	January 31, 2012
		(in thousands)
Village at Gulfstream Park (Specialty Retail Center)	Hallandale Beach, Florida	$—	$—	$35,674
Commercial land and development rights	Cleveland, Ohio	—	—	4,610
Other		—	390	—
		$—	$390	$40,284
The impairment recorded during the year ended January 31, 2012 at Village at Gulfstream Park represents an other-than-temporary impairment in the Company’s equity method investment. The specialty retail center was fully opened in February 2010 and was leased during the general economic downturn, which resulted in a longer initial lease up period than originally projected and increased rent concessions to the existing tenant base. During the year ended January 31, 2012, the general economic conditions continued to negatively impact the operating results at the specialty retail center. The specialty retail center continued to experience a slower than anticipated lease-up period and had not reached the expected level of cash flows used in previous estimates of fair value. Based on these conditions, management revised its estimate of future discounted cash flows downward. As a result, the Company’s equity method investment was recorded at its estimated fair value, resulting in an impairment charge of $35,674,000 during the year ended January 31, 2012. During the year ended January 31, 2013, the Company disposed of its equity method investment in Village at Gulfstream Park.
Write-Off of Abandoned Development Projects and Demolition Costs
On a quarterly basis, the Company reviews each project under development to determine whether it is probable that the project will be developed. If management determines that the project will not be developed, project costs and other expenses related to the project are written off and expensed as an abandoned development project cost. The Company abandons projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or third party challenges related to entitlements or public financing. The Company wrote off abandoned development projects of $40,414,000, $26,850,000 and $8,838,000 for the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012, respectively. The amount for the 11 months ended December 31, 2013 includes $8,200,000 of non-capitalizable demolition costs at Ten MetroTech Center.

U. Gain on Extinguishment of Debt
For the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012, the Company recorded $4,549,000, $7,096,000 and $9,590,000, respectively, as gain on extinguishment of debt. The amount for the 11 months ended December 31, 2013 primarily relates to a $24,669,000 gain on the extinguishment of nonrecourse mortgage debt at Ten MetroTech Center partially offset by a $13,077,000 loss on the redemptions of the 2034 and 2017 Senior Notes and a $4,762,000 loss on the exchange of the 2014 Senior Notes for Class A common stock.
The gain on extinguishment of debt at Ten MetroTech Center resulted from the debt restructuring during the year ended January 31, 2013 of a defaulted nonrecourse mortgage which had a carrying value of $73,500,000. The nonrecourse mortgage consisted of a promissory note ("A note") that was subject to a subordinated participation ("B note"). During 2012, the B noteholder bought out the A noteholder's interest and became the sole holder of the entire nonrecourse mortgage. Concurrent with this transaction, the B noteholder applied restricted cash, which represented accumulated cash flow swept and retained by the loan servicer, of approximately $12,300,000 to the outstanding principal balance and the Company signed a forbearance agreement that included a further reduction of the outstanding principal balance to $40,000,000. The new lender agreed to not continue to prosecute the foreclosure proceedings for two years as long as the Company complies with the terms of the forbearance agreement. The forbearance agreement increased the interest rate to 9% per annum and required a participation payment in the amount equal to 50% of any net proceeds, as defined in the forbearance agreement, in excess of $40,000,000 in the event the Company sells the property during the two-year forbearance period. Under the accounting guidance for troubled debt restructuring, no gain was recorded on the transaction and all amounts paid to the lender for interest, principal or applicable participation fees during the two-year forbearance period was applied to reduce the carrying value of the liability. Upon settlement of the nonrecourse mortgage during the 11 months ended December 31, 2013, a gain was recognized in an amount equal to the then carrying value of the liability in excess of $40,000,000.
The amount for 2012 primarily relates to a $9,425,000 gain on extinguishment of nonrecourse mortgage debt at Terminal Tower, an office building in Cleveland, Ohio.
The amount for 2011 primarily relates to a $15,101,000 gain on extinguishment of nonrecourse mortgage debt at LiveWork Las Vegas and a $5,329,000 gain related to the early extinguishment of Urban Development Action Grant loans on Avenue at Tower City Center, a specialty retail center in Cleveland, Ohio. These gains were offset by a $10,800,000 loss on the exchange of a portion of the 2016 Senior Notes for Class A common stock as described in Note H – Senior and Subordinated Debt.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

V. Discontinued Operations and Gain (Loss) on Disposition of Rental Properties
The following table lists rental properties included in discontinued operations:

Property	Location	Square Feet/ Number of Units (Unaudited)	Period Disposed	11 Months Ended 12/31/13	Year Ended 1/31/13	Year Ended 1/31/12
Commercial Group:
Orchard Town Center	Westminster, Colorado	603,000 square feet	Q4-2013	Yes	Yes	Yes
Colorado Studios	Denver, Colorado	75,000 square feet	Q3-2013	Yes	Yes	Yes
Higbee Building	Cleveland, Ohio	815,000 square feet	Q2-2013	Yes	Yes	Yes
Sheraton Station Square	Pittsburgh, Pennsylvania	399 rooms	Q2-2013	Yes	Yes	Yes
Fairmont Plaza	San Jose, California	335,000 square feet	Q4-2012	—	Yes	Yes
White Oak Village	Richmond, Virginia	843,000 square feet	Q3-2012	—	Yes	Yes
Quebec Square	Denver, Colorado	739,000 square feet	Q1-2012	—	Yes	Yes
Ritz-Carlton hotel	Cleveland, Ohio	206 rooms	Q4-2011	—	—	Yes
250 Huron	Cleveland, Ohio	119,000 square feet	Q4-2011	—	—	Yes
Waterfront Station – East 4th & West 4th Buildings	Washington, D.C.	631,000 square feet	Q2-2011	—	—	Yes
Charleston Marriott hotel	Charleston, West Virginia	352 rooms	Q1-2011	—	—	Yes
Seven triple net lease properties	Various	422,000 square feet	Various (1)	Yes	Yes	Yes
Residential Group:
Millender Center	Detroit, Michigan	339 units	Q1-2013	Yes	Yes	Yes
Emerald Palms	Miami, Florida	505 units	Q4-2012	—	Yes	Yes
Southfield	Whitemarsh, Maryland	212 units	Q3-2012	—	Yes	Yes

(1)
Includes, one triple net lease property disposed of during Q4-2013, one triple net lease property disposed of during Q1-2013, three triple net lease properties disposed of during Q3-2012 and two triple net lease properties disposed of during Q2-2012.

The following table summarizes the operating results related to discontinued operations:

	11 Months Ended	Years Ended
	December 31, 2013	January 31, 2013	January 31, 2012
	(in thousands)
Revenues from real estate operations	$42,257	$90,171	$121,335
Expenses
Operating expenses	25,614	46,873	65,478
Depreciation and amortization	6,774	17,125	24,650
Impairment of real estate	22,519	4,254	13,692
	54,907	68,252	103,820

Interest expense	(4,733)	(15,197)	(22,134)
Amortization of mortgage procurement costs	(290)	(1,173)	(1,577)
Loss on extinguishment of debt	(40)	(464)	—
Interest income	225	389	6,012
Gain on disposition of rental properties	41,831	100,900	133,554
Earnings before income taxes	24,343	106,374	133,370
Income tax expense (benefit)	10,463	47,353	21,016
Earnings from discontinued operations	13,880	59,021	112,354
Noncontrolling interests
Gain on disposition of rental properties	5,960	965	81,758
Operating earnings from rental properties	67	420	1,993
	6,027	1,385	83,751
Earnings from discontinued operations attributable to Forest City Enterprises, Inc.	$7,853	$57,636	$28,603

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the pre-tax gain (loss) on disposition of rental properties:

	11 Months Ended	Years Ended
	December 31, 2013	January 31, 2013	January 31, 2012
	(in thousands)
Apartment Communities:
Millender Center	$21,660	$—	$—
Emerald Palms	—	45,845	—
Southfield	—	13,445	—
Hotels:
Sheraton Station Square	18,096	—	—
Charleston Marriott	—	—	9,957
Ritz-Carlton	—	—	2,431
Office Buildings:
Higbee Building	2,922	—	—
Colorado Studios	1,239	—	—
Fairmont Plaza	—	26,877	—
Waterfront Station – East 4th & West 4th Buildings	—	—	111,738
250 Huron	—	—	9,428
Orchard Town Center (Regional Mall)	(2,157)	—	—
Triple net lease properties	(132)	6,568	—
Quebec Square (Specialty Retail Center)	—	8,879	—
Other	203	(714)	—
	$41,831	$100,900	$133,554

W. Class A Common Units
Master Contribution Agreement
The Company and certain of its affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of the Company, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) on August 14, 2006. Pursuant to the Master Contribution Agreement, on November 8, 2006, the Company issued Class A Common Units (“Units”) in a jointly-owned limited liability company to the BCR Entities in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the Greater New York City metropolitan area. The Company accounted for the issuance of the Units in exchange for the noncontrolling interests under the purchase method of accounting. The Units may be exchanged for one of the following forms of consideration at the Company’s sole discretion: (i) an equal number of shares of the Company’s Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of the Company’s Class A common stock. The Company has no rights to redeem or repurchase the Units. At December 31, 2013 and January 31, 2013, 3,646,755 Units were outstanding. The carrying value of the Units of $186,021,000 is included as noncontrolling interests at December 31 and January 31, 2013.
Also pursuant to the Master Contribution Agreement, the Company and Mr. Ratner agreed that certain projects under development would remain owned jointly until such time as each individual project was completed and achieved “stabilization.” As each of the development projects achieves stabilization, it is valued and the Company, in its discretion, chooses among various options for the ownership of the project following stabilization consistent with the Master Contribution Agreement. As described below, the Company and Mr. Ratner have agreed upon the value of five of the development projects that have reached stabilization. As of December 31, 2013, Westchester's Ridge Hill, a mixed-use retail project in Yonkers, New York, and air rights for any future residential vertical development at East River Plaza, a specialty retail center in Manhattan, New York, remain subject to this agreement. The development projects were not covered by the Tax Protection Agreement (the “Tax Protection Agreement”) that the parties entered into in connection with the Master Contribution Agreement. The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties.
In accordance with the terms of the Tax Protection Agreement, the Company made no payments to the BCR Entities for tax indemnification during the 11 months ended December 31, 2013 and the year ended January 31, 2013. During the year ended January 31, 2012, the Company paid the BCR Entities $1,074,000 for tax indemnification.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

8 Spruce Street, DKLB BKLN and East River Plaza
Pursuant to the terms of the Master Contribution Agreement, on January 2, 2014, the Company caused certain of its affiliates to acquire for cash the BCR Entities' interests in three stabilized projects , 8 Spruce Street, an apartment community in Manhattan, New York, DKLB BKLN, an apartment community in Brooklyn, New York, and East River Plaza, all of which were under development at the time of the Master Contribution Agreement. In accordance with the agreements, the applicable BCR Entities assigned and transferred their interests in the three projects to affiliates of the Company and received $14,286,000.
Prior to the transaction, the Company accounted for the three projects using the equity method of accounting and will continue to account for the projects as equity method investments, resulting in an increase in investments in and advances to unconsolidated affiliates totaling $14,286,000.
New York Times and Twelve MetroTech Center
Pursuant to the terms of the Master Contribution Agreement, in May 2008, the Company caused certain of its affiliates to acquire for cash the BCR Entities’ interests in two stabilized projects, New York Times, an office building in Manhattan, New York, and Twelve MetroTech Center, an office building in Brooklyn, New York. In accordance with the agreements, the applicable BCR Entities assigned and transferred their interests in the two projects to affiliates of the Company and will receive approximately $121,000,000 over a 15 year period. An affiliate of the Company has also agreed to indemnify the applicable BCR Entity against taxes payable by it by reason of a subsequent sale or other disposition of one of the projects. The tax indemnity provided by the affiliate of the Company expires on December 31, 2014 and is similar to the indemnities provided for the operating properties under the Tax Protection Agreement.
The consideration exchanged by the Company for the BCR Entities’ interest in the two development projects has been accounted for under the purchase method of accounting. Pursuant to the agreements, the BCR Entities received an initial cash amount of $49,249,000. The Company calculated the net present value of the remaining payments over the 15 year period using a discounted interest rate. This initial discounted amount of $56,495,000 was recorded and will be accreted up to the total liability through interest expense over the 15 year period using the effective interest method. At December 31 and January 31, 2013, $13,013,000 and $22,643,000, respectively, is recorded in accounts payable, accrued expenses and other liabilities related to this obligation.

X. Capital Stock
Common Stock
The Company’s authorized common stock consists of Class A common stock and Class B common stock. The economic rights of each class of common stock are identical, but the voting rights differ. The Class A common stock, voting as a separate class, is entitled to elect four of the members of the Company’s board of directors, while the Class B common stock, voting as a separate class, is entitled to elect the remaining nine members of the Company’s board of directors. When the Class A common stock and Class B common stock vote together as a single class, each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Class B Common Stock is convertible into Class A common stock on a share-for-share basis at the option of the holder.
In May 2011, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2016 Senior Notes to exchange such notes for shares of the Company’s Class A common stock as described in Note H ‑ Senior and Subordinated Debt. As part of the exchange, the Company issued 3,444,293 shares of Class A common stock.
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
On May 31, 2013, the Company issued a put termination notice to the noteholders. Pursuant to the Indenture, following the put termination notice, holders of the 2014 Senior Notes were permitted to put such notes to the Company through June 20, 2013. As of July 12, 2013, the last settlement date for noteholders to put the 2014 Senior Notes to the Company, $60,033,000 aggregate principal amount of the 2014 Senior Notes were put, for which noteholders received 4,128,806 shares of Class A common stock and cash payments totaling $1,088,000 for interest payable to October 15, 2013 and in lieu of fractional shares.
In addition, during the year ended January 31, 2013, the Company issued 13,852,435 shares of Class A common stock pursuant to separate privately negotiated exchange transactions for Series A preferred stock as described below.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Preferred Stock
The Company’s Amended Articles of Incorporation authorize the Company to issue, from time to time, shares of preferred stock. The Series A Cumulative Perpetual Convertible Preferred Stock ("Series A preferred stock") ranked junior to all of the Company’s existing and future debt obligations, including convertible or exchangeable debt securities; senior to the Company’s Class A common stock and Class B common stock and any future equity securities that by their terms rank junior to the Series A preferred stock with respect to distribution rights or payments upon the Company’s liquidation, winding-up or dissolution; equal with future series of preferred stock or other equity securities that by their terms are on a parity with the Series A preferred stock; and junior to any future equity securities that by their terms rank senior to the Series A preferred stock.
Holders were able to convert the Series A preferred stock, at their option, into shares of Class A common stock at any time. Upon conversion, the holder would receive approximately 3.3 shares of Class A common stock per $50 liquidation preference of Series A preferred stock, based on an initial conversion price of $15.12 per share of Class A common stock, subject to adjustment. The Company was able to elect to mandatorily convert some or all of the Series A preferred stock if the Daily Volume Weighted Average Price of its Class A common stock equaled or exceeded 150% of the initial conversion price then in effect for at least 20 out of 30 consecutive trading days. If the Company elected to mandatorily convert some or all of the Series A preferred stock, the Company was required to make a dividend make-whole payment on the Series A preferred stock equal to the total value of the aggregate amount of dividends that would have accrued and become payable from March 2010 to March 2013, less any dividends already paid on the Series A preferred stock.
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
From January 31, 2013 to March 14, 2013, 109,768 shares of Series A preferred stock were converted by holders into 362,990 shares of Class A common stock in accordance with the original terms of the Series A preferred stock. On March 15, 2013, the Company redeemed the remaining 101,270 shares of Series A preferred stock for approximately $5,100,000, the aggregate amount of liquidation preference plus the dividend that was due and payable on March 15, 2013.
On March 13, 2013, the Company and the counterparties settled an equity call hedge transaction that was entered into in connection with the original issuance of the Series A preferred stock. As a result, the Company received 765,134 shares of Class A common stock valued at $16.82 per share for a total of $12,868,000 and cash payments of $10,231,000. In accordance with accounting guidance on equity hedge transactions, amounts received upon settlement of equity call hedge transactions in which the Company had the choice of net share settlement or net cash settlement are reflected as an increase to additional paid-in capital.
The Company declared and paid Series A preferred stock dividends of $185,000, $13,060,000 and $15,400,000 during the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Quarterly Consolidated Financial Data (Unaudited)

Revenues from real estate operations and earnings (loss) before income taxes have been reclassified for consolidated operating properties disposed of and included in discontinued operations.

	Two Months Ended	Quarter Ended
	December 31, 2013	October 31, 2013	July 31, 2013	April 30, 2013
	(in thousands, except per share data)
Revenues from real estate operations	$184,292	$262,446	$287,735	$285,635
Earnings (loss) before income taxes	$(297,788)	$203,658	$(53,461)	$(58,338)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(122,987)	$153,329	$(16,281)	$(19,553)
Basic net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders per common share(1)	$(0.62)	$0.75	$(0.08)	$(0.11)
Diluted net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders per common share(1)	$(0.62)	$0.67	$(0.08)	$(0.11)

	Quarter Ended
	January 31, 2013	October 31, 2012	July 31, 2012	April 30, 2012
	(in thousands, except per share data)
Revenues from real estate operations	$292,187	$267,176	$237,948	$273,661
Earnings (loss) before income taxes	$(43,789)	$(39,743)	$(28,290)	$22,950
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$51,770	$(18,809)	$(47,567)	$18,902
Basic net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders per common share(1)	$0.28	$(0.11)	$(0.28)	$0.11
Diluted net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders per common share(1)	$0.25	$(0.11)	$(0.28)	$0.11

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
DISCLOSURE CONTROLS
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this annual report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.
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
Our management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992 to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP, as stated in their report, which appears on page 74 of this Annual Report on Form 10-KT.

Changes in Internal Control over Financial Reporting
In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act, the Company's management, including the CEO and CFO, concluded that there were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act, that occurred during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Respectfully,

/s/ David J. LaRue
David J. LaRue President and Chief Executive Officer

/s/ Robert G. O’Brien
Robert G. O’Brien Executive Vice President and Chief Financial Officer

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)
Information about our Directors will be contained in the “Election of Directors” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 29, 2014, and is incorporated herein by reference.

(b)	Pursuant to General Instruction G of Form 10-K and Item 401(b) of Regulation S-K, information about Executive Officers of the Company is reported in Part I of this Form 10-KT.

(c)
The disclosure of delinquent filers, if any, under Section 16(a) of the Securities Exchange Act of 1934 will be contained in the “Section 16(a) Beneficial Ownership Reporting/Compliance” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 29, 2014, and is incorporated herein by reference.

The Company has a separately-designated standing audit committee. Information about the Company’s audit committee and the audit committee financial expert will be contained in the “Meetings and Committees of the Board of Directors” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 29, 2014, and is incorporated herein by reference.
The Company’s Code of Legal and Ethical Conduct can be found on the Company’s website at www.forestcity.net under “Investors -Corporate Governance” and is also available in print, free of charge, to any shareholder upon written request addressed to Corporate Secretary, Forest City Enterprises, Inc., Suite 1360, 50 Public Square, Cleveland, Ohio 44113. Additional information about the Company’s Code of Legal and Ethical Conduct will be contained in the “Corporate Governance” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 29, 2014, and is incorporated herein by reference. The Company intends to disclose on its website any amendment to, or waiver of, any provision of this code applicable to its directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or New York Stock Exchange.

Item 11. Executive Compensation
The information required by this item will be contained in the “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion & Analysis,” “Potential Payments Upon Termination or Change of Control” and “Executive Compensation Tables” sections of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 29, 2014, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in the “Election of Directors,” “Principal Security Holders” and “Equity Compensation Plan Information” sections of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 29, 2014, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in the “Corporate Governance – Independence Determinations” and “Certain Relationships and Related Transactions” sections of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 29, 2014, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by this item will be contained in the “Independent Registered Public Accounting Firm Fees and Services” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 29, 2014, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a)	List of Documents filed as part of this report.

1.	Financial statements and supplementary data included in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31 and January 31, 2013
Consolidated Statements of Operations for the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012
Consolidated Statements of Comprehensive Income (Loss) for the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012
Consolidated Statements of Shareholders’ Equity for the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012
Consolidated Statements of Cash Flows for the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012
Notes to Consolidated Financial Statements
Supplementary Data – Quarterly Consolidated Financial Data (Unaudited)

2.	Financial statements and schedules required by Part II, Item 8 are included in Part IV, Item 15(c):

Page No.
Schedule II – Valuation and Qualifying Accounts for the 11 months ended December 31, 2013 and the years ended January 31, 2013 and 2012	135
Schedule III – Real Estate and Accumulated Depreciation at December 31, 2013 with reconciliations for the years ended January 31, 2013 and 2012	136
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

*3.2	-	Code of Regulations, as amended February 13, 2014.

4.1	-
Indenture, dated as of October 26, 2009, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, including as Exhibit A thereto, the Form of 5.00% Convertible Senior Note due 2016, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 26, 2009 (File No. 1-4372).

4.1.1	-
First Supplemental Indenture, dated as of November 21, 2013, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the issuer’s 5.00% Convertible Senior Notes due 2016, incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on November 21, 2013 (File No. 1-4372).

4.2	-
Indenture, dated as of July 9, 2011, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Company Trust Company, N.A., as trustee, including, as Exhibit A thereto, the Form of 4.25% Convertible Senior Note due 2018, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 19, 2011 (File No. 1-4372).

4.2.1	-
First Supplemental Indenture, dated as of November 21, 2013, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the issuer’s 4.25% Convertible Senior Notes due 2018, incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on November 21, 2013 (File No. 1-4372).

4.3	-
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
Forest City Enterprises, Inc. Executive Short-Term Incentive Plan (As Amended and Restated), incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 17, 2013 (File No. 1-4372).

+10.8	-
Forest City Enterprises, Inc. Executive Long-Term Incentive Plan (As Amended and Restated), incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 17, 2013 (File No. 1-4372).

+10.9	-
Forest City Enterprises, Inc. Senior Management Short-Term Incentive Plan (As Amended and Restated), incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on June 17, 2013 (File No. 1-4372).

+10.10	-
Forest City Enterprises, Inc. Senior Management Long-Term Incentive Plan (As Amended and Restated), incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on June 17, 2013 (File No. 1-4372).

+10.11	-
Forest City Enterprises, Inc. Amended and Restated Board of Directors Compensation Policy, effective September 26, 2013, incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended October 31, 2013 (File No. 1-4372).

+10.12	-
Forest City Enterprises, Inc. Unfunded Nonqualified Supplemental Retirement Plan for Executives (As Amended and Restated Effective January 1, 2008), incorporated by reference to Exhibit 10.59 to the Company’s Form 10‑K for the year ended January 31, 2008 (File No. 1-4372).

+10.13	-
Amended and Restated Form of Forest City Enterprises, Inc. Incentive and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on June 17, 2013 (File No. 1-4372).

+10.14	-	Amended and Restated Form of Forest City Enterprises, Inc. Restricted Stock Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 17, 2013 (File No. 1-4372).

+10.15	-	Amended and Restated Form of Forest City Enterprises, Inc. Performance Shares Agreement, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 17, 2013 (File No. 1-4372).

*+10.16	-	Amended and Restated Form of Forest City Enterprises, Inc. Nonqualified Stock Option Agreement for Nonemployee Directors.

*+10.17	-	Amended and Restated Form of Forest City Enterprises, Inc. Restricted Shares Agreement for Nonemployee Directors.

+10.18	-
Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated as of March 17, 2013), incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 17, 2013 (File No. 1-4372).

*+10.18.1		First Amendment to the Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated as of March 17, 2013), effective as of December 17, 2013.

+10.19	-
Employment Agreement, dated September 22, 2011, by and among Forest City Enterprises, Inc. and David J. LaRue, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 26, 2011 (File No. 1-4372).

+10.19.1	-
First Amendment to Employment Agreement, dated as of September 30, 2013, by and among David J. LaRue and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 1, 2013 (File No. 1-4372).

Exhibit Number		Description of Document
+10.20	-
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

+10.21.1	-
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

+10.24.2	-
Second Amendment to Employment Agreement, dated as of February 1, 2013, by and among James A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended April 30, 2013 (File No. 1-4372).

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

+10.25.2	-
Second Amendment to Employment Agreement, dated as of February 1, 2013, by and among Ronald A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended April 30, 2013 (File No. 1-4372).

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

10.30	-
Form of Exchange Agreement, pertaining to Series A Cumulative Perpetual Convertible Preferred Stock, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 14, 2012 (File No. 1-4372).

10.31	-
Fourth Amended and Restated Credit Agreement, dated as of February 21, 2013, by and among Forest City Rental Properties Corporation, as Borrower, KeyBank National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 26, 2013 (File No. 1-4372).

Exhibit Number		Description of Document
10.32	-
Increase Notice, dated as of July 3, 2013, pursuant to the Fourth Amended and Restated Credit Agreement, dated as of February 21, 2013, by and among Forest City Rental Properties Corporation, KeyBank National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 8, 2013 (File No. 1-4372).

10.33	-
Fourth Amended and Restated Guaranty of Payment of Debt, dated as of February 21, 2013, by and among Forest City Enterprises, Inc., as Guarantor, KeyBank National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the banks named therein, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 26, 2013 (File No. 1-4372).

10.34	-
First Amendment to the Fourth Amended and Restated Credit Agreement and Fourth Amended and Restated Guaranty of Payment of Debt, dated as of July 31, 2013, by and among Forest City Rental Properties Corporation, Forest City Enterprises, Inc., KeyBank National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 5, 2013 (File No. 1-4372).

10.35	-
Pledge Agreement, dated as of January 29, 2010, by Forest City Rental Properties Corporation to KeyBank National Association, as Agent for itself and the other banks, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 4, 2010 (File No. 1-4372).

10.35.1	-
First Amendment to Pledge Agreement, dated as of March 30, 2011, by and among Forest City Rental Properties Corporation and KeyBank National Association, as Agent for itself and the other banks, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 5, 2011 (File No. 1-4372).

10.35.2	-
Second Amendment to Pledge Agreement, dated as of February 21, 2013, by and among Forest City Rental Properties Corporation and KeyBank National Association, as Agent for itself and the other banks, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 26, 2013 (File No. 1-4372).

10.36	-
Form of Exchange Agreement, pertaining to 3.625% Puttable Equity-Linked Senior Notes due 2014, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 17, 2013 (File No. 1-4372).

*21	-	Subsidiaries of the Registrant.

*23.1	-	Consent of PricewaterhouseCoopers LLP.

*23.2	-	Consent of McGladrey, LLP.

*23.3	-	Consent of Novogradac & Company LLP.

*24	-	Powers of attorney.

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	-
Uptown Housing Partners, LP Balance Sheets as of May 31, 2013 and December 31, 2012, and Statements of Operations, Statements of Partners’ Equity (Deficit), and Statements of Cash Flows for the period from January 1, 2013 to May 31, 2013 and years ended December 31, 2012 and 2011, including the Notes thereto.

*99.2	-
FC 8 Spruce Mezzanine, LLC Consolidated Balance Sheets as of December 31, 2013 and January 31, 2013, and Consolidated Statements of Operations, Consolidated Statements of Changes in Members' Equity and Consolidated Statements of Cash Flows for the 11 months ended December 31, 2013, year ended January 31, 2013 and for the period from July 1, 2011 (Inception) to January 31, 2012, and the Notes thereto.

*101	-
The following financial information from Forest City Enterprises, Inc.’s Annual Report on Form 10-KT for the 11 months ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

+	Management contract or compensatory arrangement.

*	Filed herewith.

**	Furnished herewith.

Item 15. Financial Statements Schedules

(c)	Financial Statements Schedules
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts and notes receivable
December 31, 2013	$25,858	$13,467	$24,184	$15,141
January 31, 2013	$25,875	$6,016	$6,033	$25,858
January 31, 2012	$31,192	$5,439	$10,756	$25,875
Valuation reserve on other investments
December 31, 2013	$5,277	$35	$—	$5,312
January 31, 2013	$5,168	$109	$—	$5,277
January 31, 2012	$4,881	$287	$—	$5,168
Valuation allowances for deferred tax assets
December 31, 2013	$53,282	$1,047	$6,252	$48,077
January 31, 2013	$55,330	$4,025	$6,073	$53,282
January 31, 2012	$61,744	$1,962	$8,376	$55,330

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Enterprises, Inc. and Subsidiaries
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of December 31, 2013			Accumulated Depreciation at December 31, 2013 (C)	Date of Construction/ Acquisition	Range of Lives on Which Depreciation in Latest Income Statement is Computed
Name	Location	Amount of Encumbrance at December 31, 2013	Land	Buildings and Improvements	Improvements and Carrying Costs	Land	Buildings and Improvements	Total (A)(B)
Office Buildings		(in thousands)
2 Hanson Place	Brooklyn, NY	$103,386	$—	$108,940	$3,739	$—	$112,679	$112,679	$21,268	2004	(1)
4930 Oakton	Skokie, IL	—	670	1,842	2,554	1,081	3,985	5,066	651	2006	(1)
Ballston Common Office Center	Arlington, VA	43,507	7,301	45,964	6,296	7,301	52,260	59,561	10,193	2005	(1)
Commerce Court	Pittsburgh, PA	24,411	3,432	20,873	2,723	3,432	23,596	27,028	7,547	2007	(1)
Edgeworth Building	Richmond, VA	19,282	942	29,353	2,047	951	31,391	32,342	4,350	2006	(1)
Eleven MetroTech Center	Brooklyn, NY	61,000	—	41,290	17,047	6,270	52,067	58,337	21,588	1995	(1)
Fifteen MetroTech Center	Brooklyn, NY	168,970	3,762	163,414	8,482	—	175,658	175,658	35,653	2003	(1)
Halle Building	Cleveland, OH	11,001	503	9,776	34,604	5,071	39,812	44,883	36,515	1986	(1)
Harlem Center	Manhattan, NY	30,737	—	31,672	8,362	—	40,034	40,034	7,490	2003	(1)
Illinois Science and Technology Park
- 4901 Searle (A)	Skokie, IL	21,020	837	16,227	4,508	1,674	19,898	21,572	3,232	2006	(1)
- 8025 Lamon (P)	Skokie, IL	15,077	978	6,426	20,634	1,957	26,081	28,038	2,901	2006	(1)
- 8045 Lamon (Q)	Skokie, IL	18,682	3,301	21,198	28,502	6,601	46,400	53,001	6,215	2007	(1)
Johns Hopkins-855 North Wolfe Street	Baltimore, MD	69,885	7,314	76,318	12,135	7,314	88,453	95,767	9,878	2008	(1)
Johns Hopkins Parking Garage	Baltimore, MD	—	1,600	26,185	2,682	1,600	28,867	30,467	606	2012	(1)
Mesa del Sol - 5600 University SE	Albuquerque, NM	606	868	4,625	—	868	4,625	5,493	1,667	2006	(1)
Mesa del Sol - Aperture Center	Albuquerque, NM	—	834	3,010	71	834	3,081	3,915	1,076	2008	(1)
Mesa del Sol - Fidelity	Albuquerque, NM	22,862	5,003	29,872	81	5,003	29,953	34,956	2,669	2008	(1)
New York Times	Manhattan, NY	640,000	91,737	375,931	137,269	141,479	463,458	604,937	57,758	2007	(1)
Nine MetroTech Center North	Brooklyn, NY	60,927	—	64,303	4,250	380	68,173	68,553	23,470	1997	(1)
One MetroTech Center	Brooklyn, NY	163,770	—	212,153	53,775	23,543	242,385	265,928	106,548	1991	(1)
One Pierrepont Plaza	Brooklyn, NY	3,907	—	86,863	99,419	558	185,724	186,282	102,658	1988	(1)
Post Office Plaza	Cleveland, OH	14,851	—	57,213	24,923	—	82,136	82,136	39,202	1990	(1)
Richmond Office Park	Richmond, VA	64,189	11,766	88,632	7,697	11,766	96,329	108,095	17,142	2007	(1)
Skylight Office Tower	Cleveland, OH	27,411	2,500	32,695	33,646	—	68,841	68,841	37,191	1991	(1)
Stapleton-3055 Roslyn	Denver, CO	4,414	225	7,523	1,270	228	8,790	9,018	1,212	2006	(1)
Terminal Tower	Cleveland, OH	—	—	29,422	84,034	—	113,456	113,456	56,605	1983	(1)
Twelve MetroTech Center	Brooklyn, NY	—	—	42,344	16,140	1,847	56,637	58,484	10,122	2004	(1)
Two MetroTech Center	Brooklyn, NY	74,431	—	155,280	34,391	7,137	182,534	189,671	69,920	1990	(1)
University of Pennsylvania	Philadelphia, PA	47,578	—	41,146	10,707	—	51,853	51,853	9,343	2004	(1)
Miscellaneous Investments	Various	—	10,628	85,480	(18,698)	9,303	68,107	77,410	19,200	Various	(1)
Office Buildings Subtotal		$1,711,904	$154,201	$1,915,970	$643,290	$246,198	$2,467,263	$2,713,461	$723,870

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Enterprises, Inc. and Subsidiaries
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of December 31, 2013			Accumulated Depreciation at December 31, 2013 (C)	Date of Construction/ Acquisition	Range of Lives on Which Depreciation in Latest Income Statement is Computed
Name	Location	Amount of Encumbrance at December 31, 2013	Land	Buildings and Improvements	Improvements and Carrying Costs	Land	Buildings and Improvements	Total (A)(B)
Retail
Atlantic Center Site V	Brooklyn, NY	$23	$—	$3,238	$1,485	$1,047	$3,676	$4,723	$1,232	1998	(1)
Avenue at Tower City Center	Cleveland, OH	—	—	174,726	25,198	192	199,732	199,924	100,007	1990	(1)
Ballston Common Mall	Arlington, VA	46,100	170	18,069	67,072	442	84,869	85,311	44,528	1986	(1)
Brooklyn Commons	Brooklyn, NY	21,241	—	23,794	1,688	20,017	5,465	25,482	1,523	2004	(1)
Northfield at Stapleton	Denver, CO	43,401	4,830	80,687	84,499	24,683	145,333	170,016	28,735	2005	(1)
Promenade Bolingbrook	Bolingbrook, IL	74,621	20,271	95,390	(27,642)	21,018	67,001	88,019	20,943	2007	(1)
Quartermaster Plaza	Philadelphia, PA	64,794	36,443	32,325	1,330	35,340	34,758	70,098	13,491	2004	(1)
Shops at Wiregrass	Tampa, FL	89,170	28,842	109,587	2,114	25,882	114,661	140,543	18,639	2008	(1)
Station Square	Pittsburgh, PA	24,356	5,989	27,519	17,201	6,443	44,266	50,709	19,718	1994	(1)
The Yards - Boilermaker Shops	Washington, D.C.	11,316	529	12,468	4,376	529	16,844	17,373	338	2012	(1)
The Yards - Lumber Shed	Washington, D.C.	6,747	306	12,820	—	306	12,820	13,126	109	2013	(1)
Tower City Parking	Cleveland, OH	—	2,317	11,789	16,036	2,049	28,093	30,142	11,960	1990	(1)
Westchester's Ridge Hill	Yonkers, NY	465,000	236,692	661,705	7,830	238,772	667,455	906,227	46,180	2011	(1)
Miscellaneous Investments	Various	19,253	12,911	20,607	12,861	20,911	25,468	46,379	7,757	Various	(1)
Retail Subtotal		$866,022	$349,300	$1,284,724	$214,048	$397,631	$1,450,441	$1,848,072	$315,160

Arena
Barclays Center	Brooklyn, NY	$450,560	$—	$890,213	$43,140	$9,246	$924,107	$933,353	$41,523	2012	(1)

Apartments
100 Landsdowne Street	Cambridge, MA	$45,000	$728	$60,020	$(136)	$819	$59,793	$60,612	$12,815	2005	(1)
1111 Stratford	Stratford, CT	12,155	2,414	15,798	—	2,414	15,798	18,212	131	2013	(1)
1251 S. Michigan	Chicago, IL	9,500	97	13,978	764	106	14,733	14,839	2,738	2006	(1)
American Cigar Company	Richmond, VA	11,530	1,395	23,533	528	1,411	24,045	25,456	4,139	2000	(1)
Ashton Mill	Cumberland, RI	17,151	2,885	33,844	11,802	3,242	45,289	48,531	8,569	2005	(1)
Aster Conservatory Green	Denver, CO	17,843	1,325	13,125	—	1,325	13,125	14,450	121	2013	(1)
Botanica Eastbridge	Denver, CO	13,000	765	13,698	26	765	13,724	14,489	703	2012	(1)
Brookview Place	Dayton, OH	2,258	155	4,588	324	155	4,912	5,067	3,585	1979	(1)
Cameron Kinney	Richmond, VA	—	2,340	23,206	3,457	2,492	26,511	29,003	4,515	2007	(1)
Cedar Place	Lansing, MI	3,928	399	7,000	226	399	7,226	7,625	3,613	1974	(1)
Consolidated-Carolina	Richmond, VA	21,290	1,028	30,425	1,080	1,032	31,501	32,533	7,237	2003	(1)
Cutter's Ridge at Tobacco Row	Richmond, VA	—	389	4,356	(118)	392	4,235	4,627	1,045	2006	(1)
Drake	Philadelphia, PA	27,201	1,353	38,104	8,173	1,353	46,277	47,630	13,184	1998	(1)
Easthaven at the Village	Beachwood, OH	25,741	7,919	39,768	7,695	8,087	47,295	55,382	18,995	1994	(1)
Forest Trace	Lauderhill, FL	38,907	4,356	41,505	2,195	4,543	43,513	48,056	13,282	2000	(1)
Foundry Lofts	Washington, D.C.	45,236	2,086	52,806	3,689	2,089	56,492	58,581	3,312	2011	(1)
Grand Lowry Lofts	Denver, CO	17,394	1,448	22,726	2,047	1,621	24,600	26,221	5,385	2000	(1)

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Enterprises, Inc. and Subsidiaries
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of December 31, 2013			Accumulated Depreciation at December 31, 2013 (C)	Date of Construction/ Acquisition	Range of Lives on Which Depreciation in Latest Income Statement is Computed
Name	Location	Amount of Encumbrance at December 31, 2013	Land	Buildings and Improvements	Improvements and Carrying Costs	Land	Buildings and Improvements	Total (A)(B)
Apartments (continued)

Hamel Mill Lofts	Haverhill, MA	41,361	3,974	72,902	607	3,063	74,420	77,483	8,659	2008	(1)
Heritage	San Diego, CA	21,914	7,433	42,202	3,874	7,468	46,041	53,509	13,257	2002	(1)
Hummingbird Pointe	Parma, OH	6,098	330	5,059	16,613	1,351	20,651	22,002	8,612	1972	(1)
Independence Place I	Parma Heights, OH	4,145	210	6,671	1,188	225	7,844	8,069	4,034	1973	(1)
Independence Place II	Parma Heights, OH	3,265	498	3,931	2,053	515	5,967	6,482	1,751	2003	(1)
Kennedy Biscuit Lofts	Cambridge, MA	20,600	716	23,645	4,446	719	28,088	28,807	15,357	1990	(1)
Knolls	Orange, CA	32,520	53	23,759	543	53	24,302	24,355	10,817	1995	(1)
Lofts 23	Cambridge, MA	6,085	221	17,026	54	314	16,987	17,301	4,111	2005	(1)
Lofts at 1835 Arch	Philadelphia, PA	38,291	2,076	27,430	12,398	2,082	39,822	41,904	10,423	2001	(1)
Lucky Strike	Richmond, VA	15,278	1,105	34,095	35	3,019	32,216	35,235	5,465	2008	(1)
Mercantile Place on Main	Dallas, TX	36,999	8,876	75,478	5,124	8,798	80,680	89,478	13,900	2008	(1)
Metro 417	Los Angeles, CA	48,990	8,545	67,326	4,230	8,547	71,554	80,101	13,550	2005	(1)
Metropolitan	Los Angeles, CA	38,900	4,420	36,557	9,732	4,474	46,235	50,709	22,370	1989	(1)
Midtown Towers	Parma, OH	13,198	1,215	11,091	11,241	1,306	22,241	23,547	9,526	1969	(1)
Museum Towers	Philadelphia, PA	31,344	3,474	18,158	6,372	3,909	24,095	28,004	8,848	1997	(1)
North Church Towers	Parma Heights, OH	5,300	789	4,037	2,982	816	6,992	7,808	1,375	2009	(1)
One Franklintown	Philadelphia, PA	37,821	1,658	31,489	8,650	1,741	40,056	41,797	19,893	1988	(1)
Pavilion	Chicago, IL	53,064	5,250	29,505	14,233	5,274	43,714	48,988	11,926	1992	(1)
Perrytown Place	Pittsburgh, PA	4,663	463	6,898	188	463	7,086	7,549	3,946	1973	(1)
Presidio Landmark	San Francisco, CA	44,000	2,060	92,687	1,753	2,064	94,436	96,500	10,248	2010	(1)
Queenswood	Corona, NY	28,729	321	39,243	841	327	40,078	40,405	17,381	1990	(1)
Sky55	Chicago, IL	68,237	3,965	80,930	276	4,016	81,155	85,171	17,696	2006	(1)
The Aster Town Center	Denver, CO	8,364	487	9,901	11	487	9,912	10,399	614	2012	(1)
The Continental	Dallas, TX	37,486	1,586	48,455	—	1,586	48,455	50,041	1,578	2013	(1)
Town Center (Botanica on the Green & Crescent Flats)	Denver, CO	38,073	3,436	63,073	3,952	3,325	67,136	70,461	16,603	2004	(1)
Uptown Apartments	Oakland, CA	118,479	—	138,710	—	—	138,710	138,710	2,193	2013	(1)
Wilson Building	Dallas, TX	12,776	2,217	16,565	3,561	1,937	20,406	22,343	3,387	2007	(1)
Miscellaneous Investments	Various	27,069	447	78,944	3,083	406	82,068	82,474	18,266	Various	(1)
Apartments Subtotal		$1,151,183	$96,907	$1,544,247	$159,792	$100,530	$1,700,416	$1,800,946	$379,155

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Enterprises, Inc. and Subsidiaries
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of December 31, 2013			Accumulated Depreciation at December 31, 2013 (C)	Date of Construction/ Acquisition	Range of Lives on Which Depreciation in Latest Income Statement is Computed
Name	Location	Amount of Encumbrance at December 31, 2013	Land	Buildings and Improvements	Improvements and Carrying Costs	Land	Buildings and Improvements	Total (A)(B)
Land Inventory
Stapleton	Denver, CO	$—	$64,395	$—	$—	$64,395	$—	$64,395	$—	Various	N/A
LiveWork Las Vegas	Las Vegas, NV	—	29,464	—	—	29,464	—	29,464	—	Various	N/A
Commercial Outlots	Various	—	32,895	—	—	32,895	—	32,895	—	Various	N/A
Land Inventory Subtotal		$—	$126,754	$—	$—	$126,754	$—	$126,754	$—

Corporate and Other Equipment
Corporate office	Various	$—	$—	$11,401	$—	$—	$11,401	$11,401	$9,620	Various	(1)

Construction Projects
2175 Market Street	San Fransisco, CA	$55	$3,018	$15,684	$—	$3,018	$15,684	$18,702	—	Various	N/A
Brooklyn Atlantic Yards - B2 BKLYN	Brooklyn, NY	56,605	45,700	70,768	—	45,700	70,768	116,468	—	Various	N/A
The Yards - Twelve12	Washington, D.C.	78,857	4,804	76,889	—	4,804	76,889	81,693	—	Various	N/A
Winchester Lofts	New Haven, CT	—	67	14,468	—	67	14,468	14,535	—	Various	N/A
Miscellaneous Investments	Various	—	—	29,181	—	—	29,181	29,181	—	Various	N/A

Development Projects
Brooklyn Atlantic Yards	Brooklyn, NY	228,000	504,171	—	—	504,171	—	504,171	—	Various	N/A
The Yards	Washington, D.C.	4,300	—	68,059	—	—	68,059	68,059	—	Various	N/A
The Science + Technology Park at Johns Hopkins	Baltimore, MD	—	5,386	19,823	—	5,386	19,823	25,209	—	Various	N/A
Waterfront Station	Washington, D.C.	—	559	31,106	—	559	31,106	31,665	—	Various	N/A
Miscellaneous Investments	Various	32,020	19,763	130,204	—	19,763	130,204	149,967	—	Various	N/A
Construction and Development Subtotal		$399,837	$583,468	$456,182	$—	$583,468	$456,182	$1,039,650	$—

Total Real Estate		$4,579,506	$1,310,630	$6,102,737	$1,060,270	$1,463,827	$7,009,810	$8,473,637	$1,469,328
Land Held for Divestiture	Various	—	1,934	—	—	1,934	—	1,934	—	Various	N/A
Total Real Estate Including Land Held for Divestiture		$4,579,506	$1,312,564	$6,102,737	$1,060,270	$1,465,761	$7,009,810	$8,475,571	$1,469,328

(A)	The aggregate cost at December 31, 2013 for federal income tax purposes was $8,170,396. For (B) and (C) refer to the following page.

(1)	Depreciation is computed based upon the following estimated useful lives:

Years
Building and improvements (other than Arena)	40 – 50
Arena	34.5
Equipment and fixtures	5 – 15
Tenant improvements	Shorter of useful life or applicable lease term

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

		11 Months Ended	Years Ended
		December 31, 2013	January 31, 2013	January 31, 2012
		(in thousands)
(B)	Reconciliations of total real estate carrying value are as follows:
	Balance at beginning of period	$10,026,010	$9,646,870	$11,166,539
	Additions during period -
	Improvements	471,653	791,705	874,614
	Other additions, primarily as a result of change in accounting method of property	171,260	60,897	3,577
	Other acquisitions	8,514	12,587	9,201
		651,427	865,189	887,392
	Deductions during period -
	Cost of real estate sold or retired	(439,130)	(370,110)	(422,342)
	Cost of real estate in connection with disposal of partial interests	(1,180,016)	—	(404,893)
	Other deductions, primarily due to impairments and as a result of change in accounting method of property	(582,720)	(115,939)	(1,579,826)
		(2,201,866)	(486,049)	(2,407,061)
	Balance at end of period	$8,475,571	$10,026,010	$9,646,870
(C)	Reconciliations of accumulated depreciation are as follows:
	Balance at beginning of period	$1,654,632	$1,526,503	$1,614,399
	Additions during period - Charged to profit or loss	255,824	204,070	181,865
	Net other additions (deductions) during period - Acquisitions, retirements, sales or disposals	(441,128)	(75,941)	(269,761)
	Balance at end of period	$1,469,328	$1,654,632	$1,526,503

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)

Date:	February 27, 2014	BY:	/s/ David J. LaRue
(David J. LaRue, President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*	Chairman of the Board and Director	February 27, 2014
(Charles A. Ratner)

/s/ David J. LaRue	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2014
(David J. LaRue)

/s/ Robert G. O’Brien	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2014
(Robert G. O’Brien)

/s/ Charles D. Obert	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 27, 2014
(Charles D. Obert)

*	Executive Vice President and Director	February 27, 2014
(Ronald A. Ratner)

*	Executive Vice President and Director	February 27, 2014
(Brian J. Ratner)

*	Executive Vice President and Director	February 27, 2014
(Bruce C. Ratner)

*	Director	February 27, 2014
(Deborah Ratner Salzberg)

*	Director	February 27, 2014
(Michael P. Esposito, Jr.)

*	Director	February 27, 2014
(Scott S. Cowen)

*	Director	February 27, 2014
(Arthur F. Anton)

*	Director	February 27, 2014
(Louis Stokes)

*	Director	February 27, 2014
(Stan Ross)

*	Director	February 27, 2014
(Deborah L. Harmon)

*	Director	February 27, 2014
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

/s/ David J. LaRue	February 27, 2014
(David J. LaRue, Attorney-in-Fact)