Form 10-KT/A
period 2013-12-31
FOREST CITY ENTERPRISES INC
filed 2014-03-26
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KT/A
Amendment No. 1
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
The number of shares of registrant’s common stock outstanding on March 21, 2014 was 179,721,907 and 20,162,352 for Class A and Class B common stock, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 2014 are incorporated by reference into Part III of the Form 10-KT for the transition period from February 1, 2013 to December 31, 2013.

Part IV
Item 15. Exhibits and Financial Schedules
Exhibits
Signatures
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 99.1

Explanatory Paragraph
On February 27, 2014, Forest City Enterprises, Inc. (the “Company”) filed, with the Securities and Exchange Commission (the “SEC”), its Form 10-KT for the transition period from February 1, 2013 to December 31, 2013 (the “Report”). As disclosed in the Report, the Company had one equity method investment that met the conditions of a significant subsidiary under Rule 1-0 (w) of Regulation S-X as of December 31, 2013.
Amendment No. 1 to the Report is being filed solely to include the separate financial statements of FC HCN University Park, LLC ("University Park"), as provided in Exhibit 99.1 attached hereto. University Park's continuing operations met the conditions of a significant subsidiary of the Company as a result of allocated income from University Park exceeding 20% of the Company's pre-tax loss from continuing operations, as adjusted for the University Park income. In connection with the filing of this Amendment No. 1 to the Report and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the currently dated certifications of the principal executive officer and principal financial officer of the Company are attached as exhibits hereto.
Item 15 is the only portion of the Report being supplemented or amended by this Form 10-KT/A. Except as described above, this Form 10-KT/A does not amend, update or change the financial statements or any other items or disclosures contained in the Report and does not otherwise reflect events occurring after the original filing date of the Report. Accordingly, this Form 10-KT/A should be read in conjunction with the Company's filings with the SEC subsequent to the filing of the Report.
Part IV
Item 15. Exhibits and Financial Schedules
Item 15 of the Report filed on February 27, 2014, is amended by the addition of the following exhibits:

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
FC HCN University Park, LLC Consolidated Balance Sheets as of December 31, 2013 and January 31, 2013, and Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Changes in Members' Equity and Consolidated Statements of Cash Flows for the 11 months ended December 31, 2013 and years ended January 31, 2013 and 2012, and the Notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)

Date:	March 26, 2014	BY:	/s/ David J. LaRue
(David J. LaRue, President and Chief Executive Officer)

EXHIBITS FILED HEREWITH

Exhibit Number		Description
23.1	—	Consent of PricewaterhouseCoopers LLP.

31.1	—	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—
FC HCN University Park, LLC Consolidated Balance Sheets as of December 31, 2013 and January 31, 2013, and Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Changes in Members' Equity and Consolidated Statements of Cash Flows for the 11 months ended December 31, 2013 and years ended January 31, 2013 and 2012, and the Notes thereto.