Form 10-Q
period 2014-03-31
FOREST CITY ENTERPRISES INC
filed 2014-05-07
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Class	Outstanding at May 2, 2014
Class A Common Stock, $.33 1/3 par value	180,764,283 shares
Class B Common Stock, $.33 1/3 par value	19,546,855 shares

Forest City Enterprises, Inc. and Subsidiaries

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2014
	(Unaudited)	December 31, 2013
	(in thousands)
Assets
Real Estate
Completed rental properties	$7,193,860	$7,307,233
Projects under construction and development	590,566	535,479
Land inventory	120,852	128,688
Total Real Estate	7,905,278	7,971,400
Less accumulated depreciation	(1,478,426)	(1,469,328)
Real Estate, net – (variable interest entities $633.0 million and $656.8 million, respectively)	6,426,852	6,502,072
Cash and equivalents – (variable interest entities $18.4 million and $18.8 million, respectively)	244,168	280,206
Restricted cash – (variable interest entities $150.3 million and $154.5 million, respectively)	337,143	347,534
Notes and accounts receivable, net	465,296	455,561
Investments in and advances to unconsolidated entities	469,865	447,165
Other assets – (variable interest entities $50.7 million and $55.5 million, respectively)	405,988	415,316
Operating property assets held for sale	78,348	—
Development project held for sale – (variable interest entities $519.1 million and $504.2 million, respectively)	519,148	504,171
Total Assets	$8,946,808	$8,952,025
Liabilities and Equity
Liabilities
Mortgage debt and notes payable, nonrecourse – (variable interest entities $311.0 million and $323.7 million, respectively)	$4,248,991	$4,351,506
Revolving credit facility	—	—
Convertible senior debt	700,000	700,000
Accounts payable, accrued expenses and other liabilities – (variable interest entities $93.7 million and $89.0 million, respectively)	837,805	831,920
Cash distributions and losses in excess of investments in unconsolidated entities	271,008	256,843
Deferred income taxes	466,751	485,894
Liabilities of operating property held for sale	81,494	—
Mortgage debt, nonrecourse, of development project held for sale – (variable interest entities $228.0 million as of each period)	228,000	228,000
Total Liabilities	6,834,049	6,854,163
Redeemable Noncontrolling Interest	197,040	171,743
Commitments and Contingencies	—	—
Equity
Shareholders’ Equity
Preferred stock – without par value; 13,600,000 shares authorized; no shares issued	—	—
Common stock – $.33 1/3 par value
Class A, 371,000,000 shares authorized, 179,140,377 and 178,498,770 shares issued and 178,207,223 and 177,556,917 shares outstanding, respectively	59,713	59,500
Class B, convertible, 56,000,000 shares authorized, 19,548,552 and 20,173,558 shares issued and outstanding, respectively; 26,257,961 issuable	6,516	6,725
Total common stock	66,229	66,225
Additional paid-in capital	1,065,050	1,095,748
Retained earnings	586,313	570,793
Less treasury stock, at cost; 933,154 and 941,853 Class A shares, respectively	(15,837)	(15,978)
Shareholders’ equity before accumulated other comprehensive loss	1,701,755	1,716,788
Accumulated other comprehensive loss	(70,562)	(76,582)
Total Shareholders’ Equity	1,631,193	1,640,206
Noncontrolling interest	284,526	285,913
Total Equity	1,915,719	1,926,119
Total Liabilities and Equity	$8,946,808	$8,952,025

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share data)
Revenues
Revenues from real estate operations	$215,830	$245,826
Arena revenues	35,357	24,140
	251,187	269,966
Expenses
Operating expenses	147,627	165,855
Arena operating expenses	23,476	18,412
Depreciation and amortization	55,009	67,804
Write-offs of abandoned development projects	—	12,896
Net gain on land held for divestiture activity	—	(11,187)
	226,112	253,780
Interest expense	(62,452)	(81,483)
Amortization of mortgage procurement costs	(2,125)	(2,741)
Gain (loss) on extinguishment of debt	(164)	27
Interest and other income	9,853	10,650
Net loss on disposition of partial interests in rental properties	(467)	—
Loss before income taxes	(30,280)	(57,361)
Income tax expense (benefit)
Current	35,934	(34,272)
Deferred	(32,003)	25,607
	3,931	(8,665)
Net gain on change in control of interests	2,759	—
Earnings from unconsolidated entities, gross of tax
Equity in earnings	34,029	8,311
Net gain on land held for divestiture activity	—	1,829
	34,029	10,140
Earnings (loss) from continuing operations	2,577	(38,556)
Discontinued operations, net of tax
Operating earnings (loss) from rental properties	(2,641)	555
Gain on disposition of rental properties	14,513	15,178
	11,872	15,733
Net earnings (loss)	14,449	(22,823)
Noncontrolling interests
Loss from continuing operations attributable to noncontrolling interests, gross of tax	1,121	9,083
Earnings from discontinued operations attributable to noncontrolling interests	(50)	(5,851)
	1,071	3,232
Net earnings (loss) attributable to Forest City Enterprises, Inc.	15,520	(19,591)
Preferred dividends	—	(185)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$15,520	$(19,776)
Basic earnings (loss) per common share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	$0.02	$(0.16)
Earnings from discontinued operations attributable to Forest City Enterprises, Inc. common shareholders	0.06	0.05
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$0.08	$(0.11)
Diluted earnings (loss) per common share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders	$0.02	$(0.16)
Earnings from discontinued operations attributable to Forest City Enterprises, Inc. common shareholders	0.06	0.05
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$0.08	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net earnings (loss)	$14,449	$(22,823)
Other comprehensive income (loss), net of tax:
Unrealized net gains on investment securities (net of tax of $0 and $(73), respectively)	—	115
Foreign currency translation adjustments (net of tax of $0 and $73, respectively)	—	(116)
Unrealized net gains on interest rate derivative contracts (net of tax of $(3,814) and $(3,599), respectively)	6,029	5,691
Total other comprehensive income, net of tax	6,029	5,690
Comprehensive income (loss)	20,478	(17,133)
Comprehensive loss attributable to noncontrolling interest	1,062	3,222
Total comprehensive income (loss) attributable to Forest City Enterprises, Inc.	$21,540	$(13,911)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Equity
(Unaudited)

											Accumulated
	Preferred Stock		Common Stock				Additional				Other
	Series A		Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interest	Total
	(in thousands)
Balances at January 31, 2013	211	$10,552	163,729	$54,576	20,235	$6,745	$932,045	$576,285	7	$(108)	$(103,203)	$261,679	$1,738,571
Net loss, net of $16,847 attributable to redeemable noncontrolling interest								(5,307)				(48,636)	(53,943)
Other comprehensive income, net of tax											26,621	34	26,655
Purchase of treasury stock									180	(3,167)			(3,167)
Conversion of Class B to Class A shares			62	20	(62)	(20)							—
Issuance of Class A shares in exchange for Series A preferred stock	(110)	(5,489)	363	121			5,368						—
Redemption of Series A preferred stock	(101)	(5,063)											(5,063)
Proceeds from settlement of equity call hedge related to issuance of preferred stock							23,099		765	(12,868)			10,231
Issuance of Class A shares in exchange for Puttable Equity-Linked Senior Notes due 2014			13,679	4,559			189,786						194,345
Restricted stock vested			600	202			(202)						—
Exercise of stock options			66	22			966		(10)	165			1,153
Preferred stock dividends								(185)					(185)
Stock-based compensation							16,197						16,197
Excess income tax deficiency from stock-based compensation							(133)						(133)
Redeemable noncontrolling interest adjustment							50,546						50,546
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries							(95,924)					(2,763)	(98,687)
Contributions from noncontrolling interests												80,339	80,339
Distributions to noncontrolling interests												(36,400)	(36,400)
Change to equity method of accounting for subsidiaries												5,660	5,660
Adjustment due to change in ownership of consolidated subsidiaries							(26,000)					26,000	—
Balances at December 31, 2013	—	$—	178,499	$59,500	20,173	$6,725	$1,095,748	$570,793	942	$(15,978)	$(76,582)	$285,913	$1,926,119
Net earnings, net of $3,093 attributable to redeemable noncontrolling interest								15,520				2,022	17,542
Other comprehensive income, net of tax											6,020	9	6,029
Purchase of treasury stock									5	(100)			(100)
Conversion of Class B to Class A shares			625	209	(625)	(209)							—
Restricted stock vested			16	4			(4)						—
Exercise of stock options							(60)		(14)	241			181
Stock-based compensation							6,031						6,031
Excess income tax deficiency from stock-based compensation							(150)						(150)
Redeemable noncontrolling interest adjustment							(28,390)						(28,390)
Acquisition of partners' noncontrolling interest in consolidated subsidiaries							(8,125)						(8,125)
Contributions from noncontrolling interests												1,554	1,554
Distributions to noncontrolling interests												(4,972)	(4,972)
Balances at March 31, 2014	—	$—	179,140	$59,713	19,548	$6,516	$1,065,050	$586,313	933	$(15,837)	$(70,562)	$284,526	$1,915,719

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaires
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net earnings (loss)	$14,449	$(22,823)
Depreciation and amortization	55,009	67,804
Amortization of mortgage procurement costs	2,125	2,741
Write-offs of abandoned development projects	—	12,896
(Gain) loss on extinguishment of debt	164	(27)
Net gain on land held for divestiture activity	—	(11,187)
Net loss on disposition of partial interests in rental properties	467	—
Net gain on change in control of interests	(2,759)	—
Deferred income tax expense (benefit)	(32,003)	25,607
Earnings from unconsolidated entities	(34,029)	(10,140)
Stock-based compensation expense	3,966	2,218
Amortization and mark-to-market adjustments of derivative instruments	5,524	787
Cash distributions from operations of unconsolidated entities	11,431	15,610
Non-cash operating expenses and deferred taxes included in discontinued operations	9,942	9,047
Gain on disposition included in discontinued operations	(26,824)	(21,471)
Decrease in land inventory	4,185	6,078
(Increase) decrease in notes and accounts receivable	(6,653)	458
(Increase) decrease in other assets	(3,261)	11,817
Increase (decrease) in accounts payable, accrued expenses and other liabilities	18,188	(29,633)
Net cash provided by operating activities	19,921	59,782
Cash Flows from Investing Activities
Capital expenditures	(110,741)	(115,246)
Payment of lease procurement costs	(648)	(1,838)
Increase in notes receivable	(225)	(6,499)
Decrease in restricted cash used for investing purposes	10,779	9,565
Proceeds from disposition of rental properties	28,680	21,987
Increase in investments in and advances to unconsolidated entities	(21,161)	(6,916)
Decrease in investments in and advances to unconsolidated entities	44,178	6,871
Net cash used in investing activities	(49,138)	(92,076)
Cash Flows from Financing Activities
Proceeds from nonrecourse mortgage debt and notes payable	103,090	80,379
Principal payments on nonrecourse mortgage debt and notes payable	(97,171)	(63,531)
Borrowings on revolving credit facility	85,225	40,500
Payments on revolving credit facility	(85,225)	—
Redemption of Senior Notes due 2015	—	(53,253)
Deferred financing costs	(1,278)	(6,101)
Purchase of treasury stock	(100)	(201)
Redemption of Series A preferred stock	—	(5,063)
Proceeds from equity call hedge related to the issuance of Series A preferred stock	—	10,231
Exercise of stock options	181	8,014
Dividends paid to preferred shareholders	—	(185)
Acquisitions of noncontrolling interests	(8,125)	(3,032)
Contributions from noncontrolling interests	1,554	1,795
Distributions to noncontrolling interests	(4,972)	(2,253)
Net cash (used in) provided by financing activities	(6,821)	7,300
Net decrease in cash and equivalents	(36,038)	(24,994)
Cash and equivalents at beginning of period	280,206	293,557
Cash and equivalents at end of period	$244,168	$268,563

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaires
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental Non-Cash Disclosures:
The following table represents a summary of non-cash transactions including, but not limited to, dispositions of properties whereby the nonrecourse mortgage debt is assumed by the buyer, conversion of Series A preferred stock to Class A common stock, changes in consolidation methods due to the occurrence of triggering events including, but not limited to, disposition of a partial interest in rental properties or acquisition of a partner's interest, change in construction payables, change in the fair market value of redeemable noncontrolling interest and capitalization of stock-based compensation granted to employees directly involved with the development and construction of real estate.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Operating Activities
Decrease in land inventory	$688	$9,332
Decrease (increase) in notes and accounts receivable	2,737	(21,149)
Increase in other assets	(7,785)	(7,600)
Increase in accounts payable, accrued expenses and other liabilities	1,856	8,485
Total effect on operating activities	$(2,504)	$(10,932)
Investing Activities
Increase in projects under construction and development	$(9,345)	$(10,378)
Decrease in completed rental properties	53,285	30,028
Increase in restricted cash	(387)	—
Increase in investments in and advances to affiliates	(9,158)	(4,924)
Total effect on investing activities	$34,395	$14,726
Financing Activities
Decrease in nonrecourse mortgage debt and notes payable	$(33,812)	$(5,071)
Decrease in preferred stock	—	(5,489)
Increase in Class A common stock	—	121
(Decrease) increase in additional paid-in capital	(26,473)	15,598
Increase in treasury stock	—	(12,868)
Increase in redeemable noncontrolling interest	28,390	3,915
Increase in noncontrolling interest	4	—
Total effect on financing activities	$(31,891)	$(3,794)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies
Change in Year-End
The Board of Directors of the Company approved a change to the Company's fiscal year-end to December 31 from January 31, effective December 31, 2013 (the "Year-end change"). As a result, the financial results for the three months ended March 31, 2013 have been presented to allow for comparison between periods. The Company believes the Year-end change was important and useful to its financial statement users to allow for increased comparability of its performance to its peers.
Basis of Presentation
The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-KT for the 11 months ended December 31, 2013, as amended on Form 10-KT/A on March 26, 2014. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In management's opinion, all adjustments necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. Some of the critical estimates include, but are not limited to, determination of the primary beneficiary of variable interest entities (“VIEs”), estimates of useful lives for long-lived assets, reserves for collection on accounts and notes receivable and other investments, the fair value estimate of redeemable noncontrolling interest, impairment of real estate and other-than-temporary impairments on equity method investments. As a result of the nature of estimates, actual results could differ.
Reclassifications
During the three months ended March 31, 2014, the Company recorded revenues and operating expenses relating to the Arena segment on "Arena revenues" and "Arena operating expenses" financial statement line items on the Consolidated Statement of Operations. Accordingly, comparable amounts for the three months ended March 31, 2013 have been reclassified. In addition, The Nets operating segment information as of December 31, 2013 and for the three months ended March 31, 2013 has been reclassified and aggregated with the Corporate Activities operating segment disclosures to conform to the current year presentation. Certain other prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.
Variable Interest Entities
As of March 31, 2014, the Company determined it was the primary beneficiary of 30 VIEs representing 23 properties, which are consolidated. The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of March 31, 2014, the Company owns variable interests in 61 VIEs for which it is not the primary beneficiary, which are accounted for as equity method investments. The maximum exposure to loss as a result of the ownership of these unconsolidated VIEs is limited to the Company’s applicable investment balances, which approximates $61,000,000 at March 31, 2014.
New Accounting Guidance
The following accounting pronouncement was adopted during the three months ended March 31, 2014:
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. This guidance, which clarifies whether the unrecognized tax benefit should be recorded as a liability or reduction of the related deferred tax asset, is effective for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this guidance on January 1, 2014 did not have a material impact on the Company's consolidated financial statements.
The following new accounting pronouncement will be adopted on its respective effective date:
In April 2014, the FASB issued an amendment to the accounting guidance for reporting discontinued operations and disclosures of disposals of components of an entity. This guidance changes the requirements for reporting discontinued operations and the criteria for determining which disposals can be presented as discontinued operations. This guidance is effective for annual reporting periods beginning on or after December 15, 2014 and interim reporting periods within those annual periods. Early adoption is permitted.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Related Party Transactions
The Company and certain of its affiliates entered into a Master Contribution and Sale Agreement (the “Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of the Company, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) in August 2006 to purchase a total of 30 retail, office and residential operating properties and service companies in the Greater New York City metropolitan area. Pursuant to the Agreement, certain projects under development would remain owned jointly until each individual project was completed and achieved “stabilization.” Upon stabilization, each project would be valued and the Company, in its discretion, would choose among various ownership options for the project following stabilization in accordance with the Agreement. Pursuant to the terms of the Agreement, on January 2, 2014, the Company caused certain of its affiliates to acquire the BCR Entities' interests in three stabilized projects, 8 Spruce Street, an apartment community in Manhattan, New York, DKLB BKLN, an apartment community in Brooklyn, New York, and East River Plaza, a specialty retail center in Manhattan, New York. In accordance with the purchase agreements, the applicable BCR Entities assigned and transferred their interests in the three projects to affiliates of the Company and received cash of $14,286,000, resulting in an increase in investments in and advances to unconsolidated affiliates. Prior to the transaction, the Company accounted for the three projects using the equity method of accounting and will continue to account for the projects as equity method investments as the partners continue to have joint control.
As a result of the disposal of Quartermaster Plaza, a specialty retail center in Philadelphia, Pennsylvania, during the three months ended March 31, 2014 , the Company accrued $1,415,000 at March 31, 2014 related to a tax indemnity payment due to the BCR Entities, in accordance with the Agreement.
Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”):

	March 31, 2014	December 31, 2013
	(in thousands)
Unrealized losses on foreign currency translation	$189	$189
Unrealized losses on interest rate contracts (1)	115,216	125,059
	115,405	125,248
Income tax benefit	(44,703)	(48,517)
Noncontrolling interest	(140)	(149)
Accumulated Other Comprehensive Loss	$70,562	$76,582

(1)
Included in the amounts as of March 31, 2014 and December 31, 2013 are $91,846 and $97,360, respectively, of unrealized loss on an interest rate swap associated with New York Times office building on its nonrecourse mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all-in lender interest rate of 6.40% and expires in September 2017.

The following table summarizes the changes, net of tax and noncontrolling interest, of accumulated OCI by component:

	Securities	Foreign Currency Translation	Interest Rate Contracts	Total
	(in thousands)
Three Months Ended March 31, 2014
Balance, January 1, 2014	$—	$(116)	$(76,466)	$(76,582)
OCI before reclassifications	—	—	3,283	3,283
Loss reclassified from accumulated OCI	—	—	2,737	2,737
Total other comprehensive income	—	—	6,020	6,020
Balance, March 31, 2014	$—	$(116)	$(70,446)	$(70,562)
Three Months Ended March 31, 2013
Balance, January 1, 2013	$(226)	$—	$(107,588)	$(107,814)
OCI before reclassifications	115	(116)	5,054	5,053
Loss reclassified from accumulated OCI	—	—	627	627
Total other comprehensive income	115	(116)	5,681	5,680
Balance, March 31, 2013	$(111)	$(116)	$(101,907)	$(102,134)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes losses reclassified from accumulated OCI and their location on the Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013:

Accumulated OCI Components	Loss Reclassified from Accumulated OCI	Location on Consolidated Statements of Operations
	(in thousands)
Three Months Ended March 31, 2014
Interest rate contracts	$797	Interest expense
Interest rate contracts	3,666	Discontinued operations
Interest rate contracts	15	Equity in earnings
	4,478	Total before income tax and noncontrolling interest
	(1,737)	Income tax benefit
	(4)	Noncontrolling interest
	$2,737	Loss reclassified from accumulated OCI
Three Months Ended March 31, 2013
Interest rate contracts	$969	Interest expense
Interest rate contracts	61	Equity in earnings
	1,030	Total before income tax and noncontrolling interest
	(399)	Income tax benefit
	(4)	Noncontrolling interest
	$627	Loss reclassified from accumulated OCI

B. Mortgage Debt and Notes Payable, Nonrecourse
The following table summarizes the mortgage debt and notes payable, nonrecourse maturities, including balances associated with development project held for sale ($228,000,000) and operating property held for sale ($74,621,000), as of March 31, 2014:

Years Ending December 31,
(in thousands)
2014	$721,320
2015	435,221
2016	113,012
2017	1,022,492
2018	331,217
Thereafter	1,928,350
Total	$4,551,612

C. Revolving Credit Facility
The Company's Fourth Amended and Restated Credit Agreement and Fourth Amended and Restated Guaranty of Payment of Debt, as amended to the date hereof (collectively, the “Credit Facility”) provides total available borrowings of $500,000,000, subject to certain reserve commitments to be established, as applicable, on certain dates to be used to retire convertible senior debt that become due during the term of the amendment. The Credit Facility matures on February 21, 2016 and provides for one, 12-month extension option, subject to certain conditions. Borrowings bear interest at LIBOR plus 3.50%. Up to $100,000,000 of the available borrowings may be used, in the aggregate, for letters of credit and/or surety bonds. The Credit Facility has restrictive covenants, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens and restrictions on the pledging of ownership interests in subsidiaries. In addition, the Credit Facility permits the Company to repurchase up to $100,000,000 of Class A Common Stock and to declare or pay dividends in an amount not to exceed $24,000,000 in the aggregate in any four quarter period to Class A or B common shareholders, subject to certain conditions. Additionally, the Credit Facility contains development limitations and financial covenants, including the maintenance of minimum liquidity, debt yield, debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as specified in the Credit Facility). At March 31, 2014, the Company was in compliance with all of these financial covenants.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes available credit on the Credit Facility:

	March 31, 2014	December 31, 2013
	(in thousands)
Maximum borrowings	$500,000	$500,000
Less outstanding balances:
Borrowings	—	—
Letters of credit	51,445	59,760
Surety bonds	—	—
Available credit	$448,555	$440,240

D. Convertible Senior Debt
The following table summarizes the Company’s convertible senior debt:

	March 31, 2014	December 31, 2013
	(in thousands)
5.000% Notes due 2016	$50,000	$50,000
4.250% Notes due 2018	350,000	350,000
3.625% Notes due 2020	300,000	300,000
Total Convertible Senior Debt	$700,000	$700,000
As of March 31, 2014, all of the Company's outstanding senior notes are convertible into Class A common stock based on conversion prices ranging from $13.91 to $24.21 per Class A common share.
All of the senior debt are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to the Credit Facility and all existing and future secured indebtedness and other liabilities of the Company’s subsidiaries to the extent of the value of the collateral securing that other debt.

E. Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The Company maintains an overall interest rate risk management strategy incorporating the use of derivative instruments to minimize significant unplanned impact on earnings and cash flows that may be caused by interest rate volatility. The strategy includes the use of interest rate swaps and option contracts having indices related to the pricing of specific liabilities. The Company enters into interest rate swaps to convert floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions, or forward starting swaps to hedge the changes in benchmark interest rates on forecasted financings. Interest rate swap agreements are generally for periods of one to ten years. Option products used are primarily interest rate caps for periods of one to three years. The use of option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2014, the Company recorded $3,666,000 as an increase to interest expense related to ineffectiveness from a missed forecasted transaction arising from the early reclassification of OCI related to debt associated with an entity classified as discontinued operations. The amount of ineffectiveness charged to earnings was insignificant for the three months ended March 31, 2013. As of March 31, 2014, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $24,740,000, net of tax. However, the actual amount reclassified could vary due to future changes in fair value of these derivatives.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value Hedges of Interest Rate Risk
The Company and/or certain of its joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings. The TRS convert borrowings from a fixed rate to a variable rate. In exchange for a fixed rate, the TRS requires the payment of a variable interest rate, generally equivalent to the Securities Industry and Financial Markets Association (“SIFMA”) rate (0.06% at March 31, 2014) plus a spread. Additionally, the Company and/or the Joint Ventures have guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TRS is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At March 31, 2014, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $358,755,000. The underlying TRS borrowings are subject to a fair value adjustment.
Nondesignated Hedges of Interest Rate Risk
The Company uses derivative contracts to economically hedge certain interest rate risk, even though the contracts do not qualify for, or the Company has elected not to apply, hedge accounting. In these situations, the derivative is recorded at its fair value with changes reflected in the Consolidated Statements of Operations.
In instances where the Company enters into separate derivative instruments effectively hedging the same debt for consecutive annual periods, the duplicate amount of notional is excluded from the following disclosure in an effort to provide information that enables the financial statement user to understand the Company’s volume of derivative activity. The following table presents the fair values and location in the Consolidated Balance Sheets of all derivative instruments:

	Fair Value of Derivative Instruments
	March 31, 2014
	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Accounts Payable, Accrued Expenses and Other Liabilities)
	Current Notional	Fair Value	Current Notional	Fair Value
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate swap agreements	$—	$—	$861,240	$92,290
TRS	130,970	4,252	227,785	7,767
Total	$130,970	$4,252	$1,089,025	$100,057
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$247,164	$94	$—	$—
TRS	26,622	188	39,031	16,671
Total	$273,786	$282	$39,031	$16,671

	December 31, 2013
Derivatives Designated as Hedging Instruments
Interest rate swap agreements	$—	$—	$961,359	$97,858
TRS	18,970	903	339,785	9,772
Total	$18,970	$903	$1,301,144	$107,630
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$447,532	$155	$—	$—
TRS	—	—	39,052	15,477
Total	$447,532	$155	$39,052	$15,477

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in earnings and interest expense in the Consolidated Statements of Operations:

		Gain (Loss) Reclassified from Accumulated OCI
Derivatives Designated as Cash Flow Hedging Instruments	Gain (Loss) Recognized in OCI (Effective Portion)	Location on Consolidated Statements of Operations	Effective Amount	Ineffective Amount
	(in thousands)
Three Months Ended March 31, 2014
Interest rate swaps	$5,365	Interest expense	$(797)	$—
Interest rate swaps	—	Discontinued operations	—	(3,666)
Interest rate caps and interest rate swaps	—	Equity in earnings	(15)	—
Total	$5,365		$(812)	$(3,666)
Three Months Ended March 31, 2013
Interest rate swaps	$8,256	Interest expense	$(969)	$—
Interest rate caps and interest rate swaps	—	Equity in earnings	(64)	3
Total	$8,256		$(1,033)	$3
The following table presents the impact of gains and losses related to derivatives instruments not designated as cash flow hedges in the Consolidated Statements of Operations:

	Net Gain (Loss) Recognized
	Three Months Ended March 31,
	2014	2013
	(in thousands)
Derivatives Designated as Fair Value Hedging Instruments
TRS (1)	$5,354	$(153)
Derivatives Not Designated as Hedging Instruments
Interest rate caps and interest rate swaps	$(57)	$(239)
TRS	(1,006)	570
Total	$(1,063)	$331

(1)
The net gain (loss) recognized in interest expense from the change in fair value of the underlying TRS borrowings was $(5,354) and $153 for the three months ended March 31, 2014 and 2013, respectively, offsetting the gain (loss) recognized on the TRS.

Credit-risk-related Contingent Features
The principal credit risk of the Company's interest rate risk management strategy is the potential inability of a counterparty to cover its obligations. If a counterparty fails to fulfill its obligation, the risk of loss approximates the fair value of the derivative. To mitigate this exposure, the Company generally purchases derivative financial instruments from the financial institution that issues the related debt, from financial institutions with which the Company has other lending relationships, or from financial institutions with a minimum credit rating of AA at the time of the transaction.
The Company has agreements with derivative counterparties containing provisions under which the counterparty could terminate the derivative obligations if the Company defaults on its obligations under the Credit Facility and designated conditions are fulfilled. In instances where the Company’s subsidiaries have derivative obligations secured by a mortgage, the derivative obligations could be terminated if the indebtedness between the two parties is terminated, either by loan payoff or default of the indebtedness. In addition, the Company has certain derivative contracts which provide that if the Company’s credit rating falls below certain levels, it may trigger additional collateral to be posted with the counterparty up to the full amount of the liability position of the derivative contracts. Also, certain subsidiaries have agreements containing provisions whereby the subsidiaries must maintain certain minimum financial ratios.
As of March 31, 2014, the aggregate fair value of all derivative instruments in a liability position, prior to the adjustment for nonperformance risk of $5,700,000, is $122,428,000. The Company has posted collateral consisting primarily of cash and notes receivable of $73,516,000 related to all derivative instruments. If all credit-risk related contingent features underlying these agreements had been triggered on March 31, 2014, the Company would have been required to post collateral of the full amount of the liability position.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

F. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The Company’s financial assets consist of interest rate caps, interest rate swap agreements and TRS with positive fair values included in other assets. The Company’s financial liabilities consist of interest rate swap agreements and TRS with negative fair values included in accounts payable, accrued expenses and other liabilities and borrowings subject to TRS included in mortgage debt and notes payable, nonrecourse (see Note E – Derivative Instruments and Hedging Activities).
The Company records the redeemable noncontrolling interest related to Brooklyn Arena, LLC at redemption value, which approximates fair value. In the event the book value of the redeemable noncontrolling interest, which represents initial cost, adjusted for contributions, distributions and the allocation of profits or losses, is in excess of estimated fair value, the Company records the redeemable noncontrolling interest at book value.
As of December 31, 2013, the fair value of the redeemable noncontrolling interest was incorrectly recorded and presented at less than the book value. Management has evaluated the impact of the error and determined that the previously issued financial statements were not materially misstated. Additionally, management determined the impact of correcting the presentation of the redeemable noncontrolling interest in the current period is not material to the current period financial statements. Accordingly, at March 31, 2014, the Company corrected the carrying values of the redeemable noncontrolling interest by recording an adjustment of $28,393,000 . Such amount should have been reflected at December 31, 2013.
The following table presents information about financial assets and liabilities and redeemable noncontrolling interest that were measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements
	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate caps	$—	$94	$—	$94
Interest rate swap agreements (liabilities)	—	(445)	(91,845)	(92,290)
TRS (assets)	—	—	4,440	4,440
TRS (liabilities)	—	—	(24,438)	(24,438)
Fair value adjustment to the borrowings subject to TRS	—	—	3,515	3,515
Redeemable noncontrolling interest (1)	—	—	(197,040)	(197,040)
Total	$—	$(351)	$(305,368)	$(305,719)

	December 31, 2013
	(in thousands)
Interest rate caps	$—	$155	$—	$155
Interest rate swap agreements (liabilities)	—	(498)	(97,360)	(97,858)
TRS (assets)	—	—	903	903
TRS (liabilities)	—	—	(25,249)	(25,249)
Fair value adjustment to the borrowings subject to TRS	—	—	8,869	8,869
Redeemable noncontrolling interest	—	—	(171,743)	(171,743)
Total	$—	$(343)	$(284,580)	$(284,923)

(1)	As of March 31, 2014, the redeemable noncontrolling interest is recorded at book value. The estimated fair value at March 31, 2014 is $153,407.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents a reconciliation of all financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements
	Redeemable Noncontrolling Interest	Interest Rate Swaps	Net TRS	Fair value adjustment to the borrowings subject to TRS	Total TRS Related	Total
	(in thousands)
Three Months Ended March 31, 2014
Balance, January 1, 2014	$(171,743)	$(97,360)	$(24,346)	$8,869	$(15,477)	$(284,580)
Loss attributable to redeemable noncontrolling interest	3,093	—	—	—	—	3,093
Total realized and unrealized gains (losses):
Included in earnings	—	—	4,348	(5,354)	(1,006)	(1,006)
Included in other comprehensive income	—	5,515	—	—	—	5,515
Included in additional paid-in capital	(28,390)	—	—	—	—	(28,390)
Balance, March 31, 2014	$(197,040)	$(91,845)	$(19,998)	$3,515	$(16,483)	$(305,368)
Three Months Ended March 31, 2013
Balance, January 1, 2013	$(240,790)	$(131,634)	$(6,108)	$9,890	$3,782	$(368,642)
Loss attributable to redeemable noncontrolling interest	5,568	—	—	—	—	5,568
Total realized and unrealized gains (losses):
Included in earnings	—	—	417	153	570	570
Included in other comprehensive income	—	6,128	—	—	—	6,128
Included in additional paid-in capital	(3,914)	—	—	—	—	(3,914)
Balance, March 31, 2013	$(239,136)	$(125,506)	$(5,691)	$10,043	$4,352	$(360,290)
The following table presents quantitative information about the significant unobservable inputs used to estimate the fair value of financial instruments measured on a recurring basis as of March 31, 2014:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value March 31, 2014	Valuation Technique	Unobservable Input	Input Values
	(in thousands)
Credit valuation adjustment of interest rate swap	$5,835	Potential future exposure	Credit spread	4.00%
TRS	$(19,998)	Bond quote	Discount rate	N/A(1)
			Capitalization rate	N/A(1)
Fair value adjustment to the borrowings subject to TRS	$3,515	Bond quote	Discount rate	N/A(1)
			Capitalization rate	N/A(1)

(1)	The Company does not have access to certain significant unobservable inputs used by these third parties to determine these fair values.
Third party service providers involved in fair value measurements are evaluated for competency and qualifications. Fair value measurements, including unobservable inputs, are evaluated based on current transactions and experience in the real estate and capital markets.
The impact of changes in unobservable inputs used to determine the fair market value of the credit valuation adjustment, TRS and fair value adjustment to the borrowings subject to TRS are not deemed to be significant. Changes in the discount rate used to determine the fair market value of the redeemable noncontrolling interest could have a significant impact on its fair market value.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the fair value of nonrecourse mortgage debt and notes payable (exclusive of the fair value of derivatives), revolving credit facility, convertible senior debt and nonrecourse mortgage debt and notes payable of development project held for sale and operating property held for sale:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Fixed Rate Debt	$3,327,865	$3,611,625	$3,281,337	$3,488,406
Variable Rate Debt	1,923,747	1,888,815	1,998,169	1,954,136
Total	$5,251,612	$5,500,440	$5,279,506	$5,442,542
Impairment of real estate and unconsolidated entities is also subject to fair value measurements (see Note J – Impairment of Real Estate and Impairment of Unconsolidated Entities and Note M – Discontinued Operations and Gain on Disposition of Rental Properties).

G. Capital Stock
The Company’s Amended Articles of Incorporation authorize the issuance of preferred stock shares. The Series A Cumulative Perpetual Convertible Preferred Stock ("Series A preferred stock") ranked junior to all of the Company’s existing and future debt obligations, including convertible or exchangeable debt securities; senior to the Company’s Class A common stock and Class B common stock and any future equity securities that by their terms rank junior to the Series A preferred stock with respect to distribution rights or payments upon the Company’s liquidation, winding-up or dissolution; equal with future series of preferred stock or other equity securities that by their terms are on a parity with the Series A preferred stock; and junior to any future equity securities that by their terms rank senior to the Series A preferred stock.
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
The Company declared and paid Series A preferred stock dividends of $185,000 during the three months ended March 31, 2013.

H. Stock-Based Compensation
The Company's 1994 Stock Plan, as amended to the date hereof (the "Plan") permits the award of Class A stock options, restricted stock, performance shares and other equity awards to key employees and nonemployee directors of the Company. Substantially all of the awards are made annually within 90 days of the Company's year-end, which changed to December 31 from January 31, effective as of December 31, 2013. As a result, the annual grant for 2014 occurred in March 2014 and is included in the financial statements for the three months ended March 31, 2014. The annual grant for 2013 occurred in April 2013 and is not included in the results for the three months ended March 31, 2013.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ended March 31, 2014, the Company granted 233,914 stock options, 601,822 shares of restricted stock and 309,750 performance shares under the Plan. The stock options had a grant-date fair value of $11.60, which was computed using the Black-Scholes option-pricing model using the following assumptions: expected term of 5.5 years, expected volatility of 71.5%, risk-free interest rate of 1.91%, and expected dividend yield of 0%. The exercise price of the options is $18.73, the closing price of the underlying Class A common stock on the date of grant. The restricted stock had a grant-date fair value of $18.73 per share, the closing price of the Class A common stock on the date of grant. The performance shares had a grant-date fair value of $18.23 per share, which was computed using a Monte Carlo simulation.
At March 31, 2014, $4,973,000 of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.79 years, $25,391,000 of unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 2.96 years, and $11,770,000 of unrecognized compensation cost related to performance shares is expected to be recognized over a weighted-average period of 2.97 years.
The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Stock option costs	$1,456	$591
Restricted stock costs	3,724	2,721
Performance share costs	851	339
Total stock-based compensation costs	6,031	3,651
Less amount capitalized into qualifying real estate projects	(2,065)	(1,433)
Amount charged to operating expenses	3,966	2,218
Depreciation expense on capitalized stock-based compensation	258	224
Total stock-based compensation expense	$4,224	$2,442
Deferred income tax benefit	$1,566	$880
The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the three months ended March 31, 2014 and 2013 was $1,358,000 and $0, respectively.
In connection with the vesting of restricted stock during the three months ended March 31, 2014 and 2013, the Company repurchased 5,483 shares and 11,793 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $100,000 and $201,000, respectively.

I. Write-Off of Abandoned Development Projects
On a quarterly basis, the Company reviews each project under development to determine whether it is probable that the project will be developed. If management determines that the project will not be developed, project costs and other expenses related to the project are written off and expensed as an abandoned development project cost. The Company abandons projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or third party challenges related to entitlements or public financing. The Company wrote off abandoned development projects of $0 and $12,896,000 during the three months ended March 31, 2014 and 2013, respectively.

J. Impairment of Real Estate and Impairment of Unconsolidated Entities
Impairment of Real Estate
The Company reviews its real estate portfolio, including land inventory, for impairment whenever events or changes indicate that its carrying value may not be recoverable. In order to determine whether the carrying costs are recoverable from estimated future undiscounted cash flows, the Company uses various assumptions that include future net operating income, estimated holding periods, risk of foreclosure and estimated cash proceeds received upon the disposition of the asset. If the carrying costs are not recoverable, the Company records an impairment charge to reduce the carrying value to estimated fair value. The assumptions used to estimate fair value are Level 2 or 3 inputs. The Company’s assumptions are based on current information. If the conditions deteriorate or if the Company’s plans regarding its assets change, additional impairment charges may occur in the future. There were no impairments recorded during the three months ended March 31, 2014 and 2013.

Impairment of Unconsolidated Entities
The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate its carrying value in the investments may be in excess of fair value. An equity method investment’s value is impaired if management’s estimate of its fair value is less than the carrying value and the difference is deemed to be other-than-temporary. In estimating fair value, the Company uses varying assumptions that may include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, all of which are considered Level 3 inputs. For recently opened properties, assumptions also include the timing of initial property lease up. In the event initial property lease up assumptions differ from actual results, estimated future discounted cash flows may vary, resulting in impairment charges in future periods. There were no impairments of unconsolidated entities recorded during the three months ended March 31, 2014 and 2013.

K. Net Gain on Land Held for Divestiture Activity
On January 31, 2012, the Board of Directors of the Company approved a strategic decision by senior management to reposition portions of the Company's Land Development Group and focus on core rental properties in core markets.
The Company disposed of the land held for divestiture through December 31, 2013 and recorded the activity for fully consolidated land projects and those accounted for on the equity method of accounting on separate financial statement line items in the Consolidated Statements of Operations.
The following table summarizes the net gain on land held for divestiture activity of consolidated entities:

Three Months Ended March 31, 2013
(in thousands)
Sales of land held for divestiture	$10,722
Cost of sales of land held for divestiture	(1,681)
Gain on extinguishment of debt of land held for divestiture	2,146
Net gain on land held for divestiture activity	$11,187
The Company also had investments held in unconsolidated entities and recorded a net gain on land held for divestiture activity of unconsolidated entities of $1,829,000 during the three months ended March 31, 2013.

L. Income Taxes
Income tax expense (benefit) for the three months ended March 31, 2014 and 2013 was $3,931,000 and $(8,665,000), respectively. The difference in recorded income tax expense/benefit versus income tax expense/benefit computed at the statutory federal income tax rate is primarily attributable to state income taxes, changes in state net operating losses, additional general business credits, changes to valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.
At December 31, 2013, the Company had federal net operating loss carryforwards for tax purposes of $150,758,000 expiring in the years ending December 31, 2028 through 2033, a charitable contribution deduction carryforward of $18,125,000 expiring in the years ending December 31, 2014 through 2017, general business credit carryovers of $21,680,000 expiring in the years ending December 31, 2018 through 2033, and an alternative minimum tax (“AMT”) credit carryforward of $28,570,000 available until used to reduce federal tax to the AMT amount.
The Company considers a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating its future tax position. The Company has a full valuation allowance against the deferred tax asset associated with its charitable contributions. The Company has a valuation allowance against its general business credits, other than those general business credits which are eligible to be utilized to reduce future AMT liabilities. The Company has a valuation allowance against certain of its state net operating losses and state bonus depreciation deferred assets. These valuation allowances exist because management believes it is more likely than not that the Company will not realize these benefits.
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

Property	Location	Square Feet/ Number of Units	Period Disposed	Three Months Ended 3/31/14	Three Months Ended 3/31/13
Commercial Group:
Promenade Bolingbrook	Bolingbrook, Illinois	771,000 square feet	Q2-2014	Yes	Yes
Quartermaster Plaza	Philadelphia, Pennsylvania	456,000 square feet	Q1-2014	Yes	Yes
Mesa del Sol - 5600 University SE	Albuquerque, New Mexico	87,000 square feet	Q1-2014	Yes	Yes
Orchard Town Center	Westminster, Colorado	603,000 square feet	Q4-2013	—	Yes
Colorado Studios	Denver, Colorado	75,000 square feet	Q3-2013	—	Yes
Higbee Building	Cleveland, Ohio	815,000 square feet	Q3-2013	—	Yes
Sheraton Station Square	Pittsburgh, Pennsylvania	399 rooms	Q3-2013	—	Yes
Two triple net lease properties	Various	138,000 square feet	Various (1)	—	Yes
Residential Group:
Millender Center	Detroit, Michigan	339 units	Q1-2013	—	Yes

(1)	Includes one triple net lease property disposed of during Q4-2013 and one triple net lease property disposed of during Q1-2013.
The Company considers assets held for sale when the transaction has been approved by management and there are no significant contingencies related to the sale that may prevent the transaction from closing. At March 31, 2014, the Company had one property that met the criteria to be classified as held for sale. The assets and liabilities of Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois, which was sold in April 2014, are presented in the table below.

March 31, 2014
(in thousands)
Assets
Real estate, net	$69,973
Other assets	8,375
Total Assets	$78,348
Liabilities
Mortgage debt and notes payable, nonrecourse	$74,621
Accounts payable, accrued expenses and other liabilities	6,873
Total Liabilities	$81,494

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the operating results related to discontinued operations:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues from real estate operations	$6,995	$25,237
Expenses
Operating expenses	4,775	15,925
Depreciation and amortization	987	4,313
	5,762	20,238

Interest expense	(5,483)	(3,990)
Amortization of mortgage procurement costs	(41)	(181)
Loss on extinguishment of debt	(17)	(40)
Interest income	—	114
Gain on disposition of rental properties	26,824	21,471
Earnings before income taxes	22,516	22,373
Income tax expense	10,644	6,640
Earnings from discontinued operations	11,872	15,733
Noncontrolling interest
Gain on disposition of rental properties	58	5,835
Operating earnings (loss) from rental properties	(8)	16
	50	5,851
Earnings from discontinued operations attributable to Forest City Enterprises, Inc.	$11,822	$9,882
The following table summarizes the pre-tax gain on disposition of rental properties:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Quartermaster Plaza (Specialty Retail Center)	$26,373	$—
Mesa del Sol - 5600 University SE (Office Building)	451	—
Millender Center (Apartment Community)	—	21,660
Other	—	(189)
	$26,824	$21,471
Gain on Disposition of Unconsolidated Entities
Upon disposition, investments accounted for on the equity method are not classified as discontinued operations; therefore, gains or losses on the disposition of these properties are reported in continuing operations. The following table summarizes gains on the disposition of unconsolidated entities, which are included in equity in earnings:

		Three Months Ended March 31,
		2014	2013
		(in thousands)
Apartment Communities:
Westwood Reserve	Tampa, Florida	$8,904	$—
Legacy Crossroads	Cary, North Carolina	6,216	—
Colonial Grand	Tampa, Florida	4,904	—
Legacy Arboretum	Charlotte, North Carolina	3,257	—
Barrington Place	Raleigh, North Carolina	1,515	—
		$24,796	$—

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

N. Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The Class A Common Units, which are reflected as noncontrolling interests in the Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Class A Common Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with a put or conversion of the 2014 Senior Notes, 2016 Senior Notes, 2018 Senior Notes, 2020 Senior Notes and Series A preferred stock is included in the computation of diluted EPS using the if-converted method. The loss from continuing operations attributable to Forest City Enterprises, Inc. for the three months ended March 31, 2013 was allocated solely to holders of common stock as the participating security holders do not share in the losses.
The reconciliation of the basic and diluted EPS computations is shown in the following table:

	Three Months Ended March 31,
	2014	2013
Numerators (in thousands)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc.	$3,698	$(29,473)
Preferred dividends	—	(185)
Undistributed earnings allocated to participating securities	(106)	—
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders ‑ Basic	$3,592	$(29,658)
Undistributed earnings allocated to participating securities	106	—
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders ‑ Diluted	$3,698	$(29,658)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$15,520	$(19,591)
Preferred dividends	—	(185)
Undistributed earnings allocated to participating securities	(444)	—
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders ‑ Basic	$15,076	$(19,776)
Undistributed earnings allocated to participating securities	444	—
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders ‑ Diluted	$15,520	$(19,776)
Denominators
Weighted average shares outstanding ‑ Basic	197,739,076	183,809,227
Effect of stock options, restricted stock and performance shares	1,926,005	—
Effect of convertible Class A Common Units	3,646,755	—
Weighted average shares outstanding ‑ Diluted (1)	203,311,836	183,809,227
Earnings Per Share
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders ‑ Basic	$0.02	$(0.16)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. common shareholders ‑ Diluted	$0.02	$(0.16)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders ‑ Basic	$0.08	$(0.11)
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders ‑ Diluted	$0.08	$(0.11)

(1)
Weighted-average shares issuable upon the conversion of convertible debt of 32,138,215 for the three months ended March 31, 2014 were not included in the computation of diluted EPS because their effect is anti-dilutive under the if-converted method. Incremental shares from dilutive options, restricted stock, performance shares and convertible securities aggregating 39,154,047 for the three months ended March 31, 2013 were not included in the computation of diluted EPS because their effect is anti-dilutive due to the loss from continuing operations. Weighted-average options, restricted stock and performance shares of 3,195,616 and 3,646,870 for the three months ended March 31, 2014 and 2013, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive under the treasury stock method.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

O. Segment Information
The following tables summarize financial data for the Company's reportable operating segments. All amounts in the following tables are presented in thousands.

	March 31, 2014	December 31, 2013
	Identifiable Assets
Commercial Group	$5,013,718	$5,120,360
Residential Group	2,560,391	2,468,708
Arena	975,862	984,937
Land Development Group	268,799	260,070
Corporate Activities	128,038	117,950
	$8,946,808	$8,952,025

	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
	Revenues		Operating Expenses
Commercial Group	$130,085	$172,881	$81,548	$99,581
Residential Group	67,319	63,331	45,669	47,527
Arena	35,357	24,140	23,476	18,412
Land Development Group	18,426	9,614	8,849	7,688
Corporate Activities	—	—	11,561	11,059
	$251,187	$269,966	$171,103	$184,267

	Depreciation and Amortization		Interest Expense
Commercial Group	$30,259	$41,685	$34,566	$50,212
Residential Group	15,396	16,531	9,185	6,607
Arena	8,532	8,373	9,557	8,882
Land Development Group	86	326	(138)	(271)
Corporate Activities	736	889	9,282	16,053
	$55,009	$67,804	$62,452	$81,483

	Interest and Other Income		Capital Expenditures
Commercial Group	$1,784	$1,924	$30,997	$58,872
Residential Group	4,795	5,954	73,791	40,424
Arena	—	—	5,937	15,020
Land Development Group	3,245	2,722	16	707
Corporate Activities	29	50	—	223
	$9,853	$10,650	$110,741	$115,246
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
The Company believes that, although its business has many facets such as development, acquisitions, disposals, and property management, the core of its business is the recurring operations of its portfolio of real estate assets. The Company’s Chief Executive Officer, the chief operating decision maker, uses FFO, as presented, to assess performance of the Company's real estate assets by reportable operating segment because it provides information on the financial performance of the core real estate portfolio operations. FFO measures the profitability of a real estate segment’s operations of collecting rent, paying operating expenses and servicing its debt.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The reconciliations of net earnings (loss) to FFO by segment are shown in the following tables. All amounts are presented in thousands.

Three Months Ended March 31, 2014	Commercial Group	Residential Group	Arena	Land Development Group	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$12,330	$32,167	$(3,292)	$11,593	$(37,278)	$15,520
Depreciation and amortization – Real Estate Groups	42,709	22,337	4,941	33	—	70,020
Net loss on disposition of partial interests in rental properties	467	—	—	—	—	467
Gain on disposition of unconsolidated entities	—	(24,796)	—	—	—	(24,796)
Discontinued operations:
Depreciation and amortization – Real Estate Groups	986	—	—	—	—	986
Gain on disposition of rental properties	(26,766)	—	—	—	—	(26,766)
Income tax expense (benefit) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	19,898	19,898
FFO	$29,726	$29,708	$1,649	$11,626	$(17,380)	$55,329

Three Months Ended March 31, 2013	Commercial Group	Residential Group	Arena	Land Development Group	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc. common shareholders	$(23,958)	$16,196	$(6,286)	$21,392	$(27,120)	$(19,776)
Preferred dividends	—	—	—	—	185	185
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(23,958)	$16,196	$(6,286)	$21,392	$(26,935)	$(19,591)
Depreciation and amortization – Real Estate Groups	50,694	24,489	4,892	232	—	80,307
Discontinued operations:
Depreciation and amortization – Real Estate Groups	4,158	139	—	—	—	4,297
(Gain) loss on disposition of rental properties	189	(15,825)	—	—	—	(15,636)
Income tax expense on non-FFO:
Gain on disposition of rental properties	—	—	—	—	6,121	6,121
FFO	$31,083	$24,999	$(1,394)	$21,624	$(20,814)	$55,498

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of Forest City Enterprises, Inc. and subsidiaries should be read in conjunction with the financial statements and the footnotes thereto contained in the annual report on Form 10-KT for the 11 months ended December 31, 2013, as amended on Form 10-KT/A on March 26, 2014.

RESULTS OF OPERATIONS
Corporate Description
We principally engage in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. We operate through three strategic business units and have five reportable operating segments. The three strategic business units, which represent four reportable operating segments, are the Commercial Group, Residential Group and Land Development Group (collectively, the “Real Estate Groups”). The Commercial Group, our largest strategic business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings and mixed-use projects. Additionally, it operates Barclays Center, a sports and entertainment arena located in Brooklyn, New York, which is reported as a separate reportable operating segment (“Arena”). The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. The Residential Group also owns interests in entities that develop and manage military family housing. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers at its Stapleton project in Denver, Colorado.
Corporate Activities is the other reportable operating segment, which includes The Nets, a member of the National Basketball Association ("NBA") in which we account for our investment on the equity method of accounting.
We have approximately $8.9 billion of consolidated assets in 25 states and the District of Columbia at March 31, 2014. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia and the greater metropolitan areas of New York City, San Francisco and Washington D.C. We have offices in Albuquerque, Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C. and our corporate headquarters in Cleveland, Ohio.
Significant milestones occurring during the first quarter of 2014 include:

•
The sale of Quartermaster Plaza, a specialty retail center in Philadelphia, Pennsylvania, and Mesa del Sol - 5600 University SE, an office building in Albuquerque, New Mexico. The sales generated net cash proceeds of $28,526,000;

•
The sale of Barrington Place, Legacy Arboretum and Legacy Crossroads, unconsolidated apartment communities in North Carolina, and Colonial Grand and Westwood Reserve, unconsolidated apartment communities in Tampa, Florida. The sales generated net cash proceeds of $28,144,000; and

•	The closing of an $86,000,000 nonrecourse mortgage financing transaction.
In addition, subsequent to March 31, 2014, we achieved the following significant milestones:

•	The sale of Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois; and

•
Addressing $51,360,000 of the remaining $721,320,000 of nonrecourse mortgage debt financings that would have matured during the year ending December 31, 2014, through commitments and/or automatic extensions.

Net Operating Income
We define Net Operating Income (“NOI”) as revenues (excluding straight-line rent adjustments) less operating expenses (including depreciation and amortization for non-real estate groups) plus interest income, equity in earnings (loss) of unconsolidated entities (excluding gain (loss) on disposition, gain (loss) on land held for divestiture activity, impairment, interest expense, gain (loss) on extinguishment of debt and depreciation and amortization of unconsolidated entities). We believe NOI provides additional information about our core business operations and, along with earnings, helps explain our business and operating results. A reconciliation between NOI and Earnings (Loss) Before Income Taxes, the most comparable financial measure calculated in accordance with accounting principles generally accepted in the United States of America ("GAAP"), is presented below. Although NOI is not presented in accordance with GAAP, investors can use this non‑GAAP measure as supplementary information to evaluate our business. NOI is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, our GAAP measures and may not be directly comparable to similarly-titled measures reported by other companies.
Reconciliation of Earnings (Loss) Before Income Taxes (GAAP) to Net Operating Income (non-GAAP) (in thousands):

	Three Months Ended March 31,
	2014		2013
Loss before income taxes (GAAP)		$(30,280)		$(57,361)
Earnings from unconsolidated entities	$34,029		$10,140
Net gain on land held for divestiture of unconsolidated entities	—		(1,829)
Gain on disposition of unconsolidated entities	(24,796)		—
Depreciation and amortization of unconsolidated entities	21,604		19,121
Interest expense of unconsolidated entities	28,000		25,539
(Gain) loss on extinguishment of debt of unconsolidated entities	252		(818)
Total NOI from unconsolidated entities	$59,089	59,089	$52,153	52,153
Interest expense		62,452		81,483
(Gain) loss on extinguishment of debt		164		(27)
Net gain on land held for divestiture activity		—		(11,187)
Net loss on disposition of partial interests in rental properties		467		—
Depreciation and amortization—Real Estate Groups		53,832		66,415
Amortization of mortgage procurement costs		2,125		2,741
Straight-line rent adjustment		(2,593)		(2,873)
Net operating income (Non-GAAP)		$145,256		$131,344

Comparable NOI
In addition to NOI, we use comparable NOI as a metric to evaluate performance of our operating rental property portfolio, specifically for multi-family, office and retail properties. This measure provides a same-store comparison of operating results of all stabilized properties that are open and operating in both periods presented. Write-offs of abandoned development projects, non-capitalizable development costs and unallocated management and service company overhead, net of tax credit income, are not directly attributable to an operating property and are considered non-comparable NOI. In addition, certain income and expense items at the property level, such as lease termination income, real estate tax assessments or rebates and participation payments as a result of refinancing transactions and NOI impacts of changes in ownership percentages, are removed from comparable NOI and are included in non-comparable NOI. Other properties and activities such as Arena, hotels, subsidized senior housing, military housing, corporate activities and land are not evaluated on a same-store basis and the NOI from these properties and activities are considered non-comparable NOI.
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
The percentage change of comparable NOI over the same period in the prior year is a decrease of 2.7% for retail and an increase of 1.6% for office and 5.5% for residential.

The following is a reconciliation of comparable NOI to total NOI.

	Net Operating Income (in thousands)
	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
Full Consolidation	Comparable	Non-Comparable	Total	Comparable	Non-Comparable	Total
Commercial Group
Retail	$35,058	$6,093	$41,151	$36,047	$21,632	$57,679
Office	55,644	(527)	55,117	54,711	(468)	54,243
Hotels	—	—	—	—	151	151
Write-offs of abandoned development projects	—	—	—	—	(12,723)	(12,723)
Other	—	(7,949)	(7,949)	—	(8,013)	(8,013)
Total Commercial Group	$90,702	$(2,383)	$88,319	$90,758	$579	$91,337

Arena	$—	$11,864	$11,864	$—	$5,728	$5,728

Residential Group
Apartments	$38,501	$2,784	$41,285	$36,519	$(1,188)	$35,331
Subsidized Senior Housing	—	3,242	3,242	—	3,374	3,374
Military Housing	—	4,979	4,979	—	7,101	7,101
Write-offs of abandoned development projects	—	—	—	—	(173)	(173)
Other	—	(3,892)	(3,892)	—	(3,096)	(3,096)
Total Residential Group	$38,501	$7,113	$45,614	$36,519	$6,018	$42,537

Total Rental Properties	$129,203	$16,594	$145,797	$127,277	$12,325	$139,602

Land Development Group	$—	$12,880	$12,880	$—	$4,386	$4,386
Corporate Activities	$—	$(13,421)	$(13,421)	$—	$(12,644)	$(12,644)

Grand Total	$129,203	$16,053	$145,256	$127,277	$4,067	$131,344

	Three Months Ended March 31
Comparable NOI	2014	2013	% Change
	(in thousands)
Retail Comparable NOI	$35,058	$36,047
NOI attributable to noncontrolling interests ("NCI")	—	—
Subtotal Retail	35,058	36,047	(2.7)%

Office Comparable NOI	55,644	54,711
NOI attributable to NCI	(2,310)	(2,210)
Subtotal Office	53,334	52,501	1.6%

Apartments Comparable NOI	38,501	36,519
NOI attributable to NCI	(350)	(360)
Subtotal Apartments	38,151	36,159	5.5%

Grand Total Comparable NOI (net of NCI)	$126,543	$124,707	1.5%

Net Operating Income by Product Type
Full Consolidation (dollars in thousands)

Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

NOI by Product Type	$158,654	NOI by Product Type	$162,114
Hotels	—	Hotels	151
Arena	11,864	Arena	5,728
Corporate Activities (3)	(13,421)	Corporate Activities (3)	(12,644)
Write-offs of abandoned development projects	—	Write-offs of abandoned development projects	(12,896)
Other (4)	(11,841)	Other (4)	(11,109)
Grand Total NOI	$145,256	Grand Total NOI	$131,344

(1) Includes commercial and residential outlot land sales.
(2) Includes limited-distribution subsidized senior housing.
(3) Includes The Nets.
(4) Includes non-capitalizable development costs and unallocated management and service company overhead, net of tax credit income.

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
The table below reconciles net earnings (loss), the most comparable GAAP measure, to FFO, a non-GAAP measure.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$15,520	$(19,591)
Depreciation and Amortization—Real Estate Groups (1)	71,006	84,604
Gain on disposition of full or partial interests in rental properties	(51,095)	(15,636)
Income tax expense adjustment — current and deferred (2):
Gain on disposition of full or partial interests in rental properties	19,898	6,121
FFO	$55,329	$55,498

FFO Per Share - Diluted
Numerator (in thousands):
FFO	$55,329	$55,498
If-Converted Method (adjustments for interest, net of tax):
3.625% Puttable Equity-Linked Senior Notes due 2014	—	1,110
5.000% Convertible Senior Notes due 2016	382	382
4.250% Convertible Senior Notes due 2018	2,277	2,277
3.625% Convertible Senior Notes due 2020	1,664	—
FFO for per share data	$59,652	$59,267
Denominator:
Weighted average shares outstanding—Basic	197,739,076	183,809,227
Effect of stock options, restricted stock and performance shares	1,926,005	1,446,017
Effect of convertible preferred stock	—	561,772
Effect of convertible debt	32,138,215	33,499,503
Effect of convertible Class A Common Units	3,646,755	3,646,755
Weighted average shares outstanding - Diluted	235,450,051	222,963,274
FFO Per Share	$0.25	$0.27

(1)	The following table provides detail of depreciation and amortization:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Full Consolidation	$55,009	$67,804
Non-Real Estate	(1,177)	(1,389)
Real Estate Groups Full Consolidation	53,832	66,415
Real Estate Groups related to noncontrolling interest	(4,615)	(4,446)
Real Estate Groups Unconsolidated	20,803	18,338
Real Estate Groups Discontinued Operations	986	4,297
Real Estate Groups at our proportional share	$71,006	$84,604

(2)	The following table provides detail of income tax expense (benefit):

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Income tax expense (benefit) on FFO
Operating Earnings:
Current taxes	$8,633	$(33,507)
Deferred taxes	(13,956)	25,361
Total income tax expense (benefit) on FFO	(5,323)	(8,146)

Income tax expense (benefit) on non-FFO
Gain on disposition of full or partial interests in rental properties:
Current taxes	$29,048	$1,362
Deferred taxes	(9,150)	4,759
Total income tax expense (benefit) on non-FFO	19,898	6,121
Grand Total	$14,575	$(2,025)

Operating FFO
In addition to reporting FFO, we report Operating FFO as an additional measure of our operating performance. We believe it is appropriate to adjust FFO, as defined by NAREIT, for significant items driven by transactional activity and factors relating to the financial and real estate markets, rather than factors specific to the on-going operating performance of our properties. We use Operating FFO as an indicator of continuing operating results in planning and executing our business strategy. Operating FFO should not be considered to be an alternative to net earnings computed under GAAP as an indicator of our operating performance and may not be directly comparable to similarly titled measures used by other companies.
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

The table below reconciles FFO to Operating FFO.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
FFO	$55,329	$55,498
Net gain on land held for divestiture activity	—	(17,604)
Write-offs of abandoned development projects	—	12,896
Tax credit income	(3,947)	(5,447)
(Gain) loss on extinguishment of debt	433	(809)
Change in fair market value of nondesignated hedges	4,672	(570)
Net gain on change in control of interests	(2,759)	—
Straight-line rent adjustments	(2,534)	(3,110)
Participation payments	1,469	590
Nets Pre-tax FFO	1,153	746
Income tax benefit on FFO	(5,323)	(8,146)
Operating FFO	$48,493	$34,044

Operating FFO Per Share - Diluted
Numerator (in thousands):
Operating FFO	$48,493	$34,044
If-Converted Method (adjustments for interest, pre-tax):
3.625% Puttable Senior Notes due 2014	—	1,812
5.000% Convertible Senior Notes due 2016	625	625
4.250% Convertible Senior Notes due 2018	3,719	—
3.625% Convertible Senior Notes due 2020	2,719	—
Operating FFO for per share data	$55,556	$36,481

Denominator:
Weighted average shares outstanding - Diluted (1)	235,450,051	206,813,399
Operating FFO Per Share	$0.24	$0.18

(1)
For the three months ended March 31, 2013, weighted-average shares issuable upon the conversion of convertible debt of 16,149,875 were not included in the computation of diluted Operating FFO per share because their effect is anti-dilutive under the if-converted method. As a result, an adjustment to Operating FFO is not required for interest expense of $3,719,000 related to these securities.

Commercial Group
Comparable leased occupancy is 93.9% and 92.9% for retail and office, respectively, as of March 31, 2014 compared with 93.5% and 91.4%, respectively, as of March 31, 2013. Leased occupancy percentage is calculated using the sum of the total tenant occupied space under the lease and vacant space under lease. Retail and office occupancy as of March 31, 2014 and 2013 represents leased occupancy at the end of the quarter. Retail occupancy data includes leases with original terms of one year or less. Comparable occupancy relates to stabilized properties opened and operated in both the three months ended March 31, 2014 and 2013.
We monitor retail and office leases expiring in the short to mid-term. Management’s plan to obtain lease renewals for expiring retail and office leases includes signing of lease extensions, if available, and active marketing for available or soon to be available space to new or existing tenants in the normal course of business.

Retail Centers
The following tables represent those new leases and gross leasable area (“GLA”) signed and rent per square foot ("SF") on the same space in which there was a former tenant and existing tenant renewals.
Regional Malls

Calendar Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q2 2013	26	67,367	$62.97	$54.08	16.4%
Q3 2013	37	98,124	$55.10	$46.70	18.0%
Q4 2013	24	79,493	$59.29	$49.53	19.7%
Q1 2014	32	114,132	$52.60	$42.93	22.5%
Total	119	359,116	$56.71	$47.51	19.4%

Specialty Retail Centers

Calendar Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q2 2013	4	49,249	$41.42	$41.34	0.2%
Q3 2013	4	33,643	$36.19	$42.09	(14.0)%
Q4 2013	3	4,905	$31.46	$30.24	4.0%
Q1 2014	2	8,994	$34.14	$35.37	(3.5)%
Total	13	96,791	$38.42	$40.49	(5.1)%

Office Buildings
The following table represent those new leases and GLA signed on the same space in which there was a former tenant and existing tenant renewals along with all other new leases signed within the rolling 12-month period.

	Same-Space Leases					Other New Leases
Calendar Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Total GLA Signed
Q2 2013	18	212,107	$34.27	$31.60	8.4%	4	74,329	$34.61	286,436
Q3 2013	22	75,276	$19.19	$23.34	(17.8)%	6	21,107	$17.95	96,383
Q4 2013	27	120,088	$18.74	$17.63	6.3%	5	15,468	$18.50	135,556
Q1 2014	19	190,669	$47.26	$43.21	9.4%	4	11,324	$20.82	201,993
Total	86	598,140	$33.40	$31.45	6.2%	19	122,228	$28.42	720,368

(1)
Retail and Office contractual rent per square foot includes base rent and fixed additional charges for common area maintenance and real estate taxes as of rental commencement. Retail contractual rent per square foot also includes fixed additional marketing/promotional charges. For all expiring leases, contractual rent per square foot includes any applicable escalations.

Residential Group
Comparable economic occupancy for the Residential Group is 94.3% and 94.4% for the three months ended March 31, 2014 and 2013, respectively. Economic residential occupancy is calculated by dividing gross potential rent ("GPR") less vacancy by GPR. GPR is calculated based on actual rents per lease agreements for occupied apartment units and at market rents for vacant apartment units. Market rental rates are determined using a variety of factors which include availability of specific apartment unit types (one bedroom, two bedroom, etc.), seasonality factors and rents offered by competitive properties for similar apartment types in the same geographic market. Comparable economic occupancy relates to stabilized properties that operated in both the three months ended March 31, 2014 and 2013.
The following tables present leasing information of our Apartment Communities. Prior period amounts may differ from data as reported in previous quarters since the properties that qualify as comparable change from period to period.
Quarterly Comparison

	Leasable	Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
Comparable Apartment	Units at	Three Months Ended March 31,			Three Months Ended March 31,
Communities (1)	Pro-Rata % (3)	2014	2013	% Change	2014	2013	% Change
Core Markets	8,190	$1,820	$1,758	3.5%	95.0%	94.8%	0.2%
Non-Core Markets	8,550	$957	$934	2.5%	93.1%	93.7%	(0.6)%
Total Comparable Apartments	16,740	$1,379	$1,337	3.1%	94.3%	94.4%	(0.1)%

Sequential Comparison

		Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
		Three Months	Two Months		Three Months	Two Months
	Leasable	Ended	Ended		Ended	Ended
Comparable Apartment	Units at	March 31,	December 31,		March 31,	December 31,
Communities (1)	Pro-Rata % (3)	2014	2013	% Change	2014	2013	% Change
Core Markets	8,628	$1,812	$1,823	(0.6)%	95.0%	94.8%	0.2%
Non-Core Markets	8,550	$957	$956	0.1%	93.1%	93.6%	(0.5)%
Total Comparable Apartments	17,178	$1,387	$1,391	(0.3)%	94.4%	94.6%	(0.2)%

(1)
Includes stabilized apartment communities completely opened and operated in the periods presented. These apartment communities include units leased at affordable apartment rates which provide a discount from average market rental rates. For the three months ended March 31, 2014, 18.8% of leasable units in core markets and 3.8% of leasable units in non-core markets were deemed affordable housing units. Excludes all military and limited-distribution subsidized senior housing units.

(2)	Represents GPR less concessions.

(3)	Leasable units at pro-rata represent our share of total leasable units at the apartment community.

Segment Operating Results
The following tables present revenues, operating expenses, interest expense and equity in earnings by segment for the three months ended March 31, 2014 compared with the three months ended March 31, 2013. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Commercial Group	Residential Group	Arena	Land Development Group	Total
Revenues for the three months ended March 31, 2013	$172,881	$63,331	$24,140	$9,614	$269,966
Increase (decrease) due to:
Comparable portfolio	2,230	1,156	—	—	3,386
Non-comparable properties (1)	2,906	2,580	11,217	—	16,703
Change in accounting method due to partial sale or acquisition	(40,943)	4,481	—	—	(36,462)
Land sales	—	—	—	8,812	8,812
Military housing	—	(4,054)	—	—	(4,054)
Other	(6,989)	(175)	—	—	(7,164)
Revenues for the three months ended March 31, 2014	$130,085	$67,319	$35,357	$18,426	$251,187

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Operating expenses for the three months ended March 31, 2013	$11,059	$99,581	$47,527	$18,412	$7,688	$184,267
Increase (decrease) due to:
Comparable portfolio	—	485	(1,641)	—	—	(1,156)
Non-comparable properties (1)	—	660	1,018	5,064	—	6,742
Change in accounting method due to partial sale or acquisition	—	(13,659)	2,090	—	—	(11,569)
Land cost of sales	—	—	—	—	2,261	2,261
Military housing	—	—	(2,040)	—	—	(2,040)
Development, management, Corporate and other expenses	502	(5,519)	(1,285)	—	(1,100)	(7,402)
Operating expenses for the three months ended March 31, 2014	$11,561	$81,548	$45,669	$23,476	$8,849	$171,103

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Interest expense for the three months ended March 31, 2013	$16,053	$50,212	$6,607	$8,882	$(271)	$81,483
Increase (decrease) due to:
Comparable portfolio	—	(2,834)	(127)	—	—	(2,961)
Non-comparable properties (1)	—	(73)	263	675	—	865
Change in accounting method due to partial sale or acquisition	—	(12,917)	2,777	—	—	(10,140)
Capitalized interest	—	724	(916)	—	(63)	(255)
Mark-to-market adjustments on non-designated swaps	(98)	(22)	1,345	—	—	1,225
Corporate borrowings	(6,673)	—	—	—	—	(6,673)
Other	—	(524)	(764)	—	196	(1,092)
Interest expense for the three months ended March 31, 2014	$9,282	$34,566	$9,185	$9,557	$(138)	$62,452

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Equity in earnings (loss) for the three months ended March 31, 2013	$(746)	$6,311	$3,034	$—	$(288)	$8,311
Increase (decrease) due to:
Comparable portfolio	(407)	(1,955)	347	—	—	(2,015)
Recently disposed equity method properties	—	(610)	(55)	—	—	(665)
Change in accounting method due to partial sale	—	3,126	1,488	—	—	4,614
Current year gain on disposition	—	—	24,796	—	—	24,796
Military housing	—	—	(116)	—	—	(116)
Subsidized senior housing	—	—	78	—	—	78
Other	—	(436)	(808)	—	270	(974)
Equity in earnings (loss) for the three months ended March 31, 2014	$(1,153)	$6,436	$28,764	$—	$(18)	$34,029

(1)	Commercial and Residential properties in lease-up and other consolidated non-comparable properties include the following:

		Increase (Decrease) in
Property	Quarter Opened	Revenues	Operating Expenses	Interest Expense
Commercial:
Properties in lease-up:
The Yards - Boilermaker Shops	Q4-12	$219	$39	$25
The Yards - Lumbershed	Q3-13	335	87	85
Westchester's Ridge Hill	Q2-11/12	2,530	184	166
Non-comparable property:
Ballston Common Mall		(178)	350	(349)
Total Commercial		$2,906	$660	$(73)
Residential:
Properties in lease-up:
1111 Stratford	Q3-13/Q1-14	$127	$337	$175
Aster Conservatory Green	Q3-13/14	279	301	(97)
Botanica Eastbridge	Q3-12	255	43	59
Continental Building	Q1-13	644	281	301
Non-comparable property:
Heritage		1,275	56	(175)
Total Residential		$2,580	$1,018	$263
Commercial Group:
The decreases in revenues, operating expenses and interest expense and increase to equity in earnings related to the change in accounting method are due to the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner in seven of our consolidated regional retail malls in 2013. The decreases in revenues and operating expenses for other are primarily due to a decrease in tenant reimbursable expenses at several properties in the Greater New York City metropolitan area.
Ballston Common Mall is classified as a non-comparable property due to its upcoming planned renovation project and its negative effect on revenues at the property.
Residential Group:
The increases in revenues, operating expenses, interest expense and equity in earnings related to the change in accounting method are due to the change from equity method to full consolidation of accounting for Uptown Apartments (Q2-2013) and 91 Sidney (Q1-2014), apartment communities in Oakland, California and Cambridge, Massachusetts, respectively, upon acquisition of our partners' remaining ownership interests.
Heritage is classified as a non-comparable property due to its ongoing renovation project and its negative effect on revenues at the property.

Depreciation and Amortization
We recorded depreciation and amortization expense of $55,009,000 and $67,804,000 for the three months ended March 31, 2014 and 2013, respectively, which is a decrease of $12,795,000, or 18.9%, compared with the same period in the prior year. The decrease is primarily attributable to the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner in seven of our consolidated regional retail malls in 2013.
Amortization of Mortgage Procurement Costs
We recorded amortization of mortgage procurement costs of $2,125,000 and $2,741,000 for the three months ended March 31, 2014 and 2013, respectively, which is a decrease of $616,000 compared with the same period in the prior year. The decrease is primarily attributable to the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner in seven regional retail malls in 2013 and the paydown of several nonrecourse mortgage notes.
Gain (Loss) on Extinguishment of Debt
We recorded gain (loss) on extinguishment of debt of $(164,000) and $27,000 for the three months ended March 31, 2014 and 2013, respectively.

Interest and Other Income
Interest and other income was $9,853,000 for the three months ended March 31, 2014 compared with $10,650,000 for the three months ended March 31, 2013. The decrease of $797,000 is primarily related to a decrease in the income recognition on the allocation of state and federal historic preservation tax credits, Brownfield tax credits and new market tax credits.
Discontinued Operations
See Note M – Discontinued Operations and Gain on Disposition of Rental Properties in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

Net Earnings (Loss) Attributable to Forest City Enterprises, Inc. – Net earnings attributable to Forest City Enterprises, Inc. for the three months ended March 31, 2014 was $15,520,000 versus net loss of $19,591,000 for the three months ended March 31, 2013. Although we have substantial recurring revenue sources, we also enter into significant transactions, which create substantial variances in operating results between periods. The variance to the prior year period is primarily attributable to the following increases, which are net of noncontrolling interests:

•	$35,926,000 related to 2014 gains on disposition of rental properties and unconsolidated investments exceeding 2013 gains;

•
$13,810,000 related to a decrease in depreciation and amortization expense in 2014 compared with 2013 primarily due to the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner in seven regional retail malls in 2013 and the disposition of several rental properties during 2013 and 2014;

•	$12,896,000 of decreased write-offs of abandoned development projects in 2014 compared with 2013;

•	$6,845,000 related to increased land sales in 2014 compared with 2013, primarily at our Stapleton project;

•
$6,673,000 related to a decrease in interest expense on our corporate debt due to the redemptions of our Senior Notes due 2015, 2017 and 2034 and the exchange of our Senior Notes due 2014 for Class A common stock during the 11 months ended December 31, 2013;

•	$3,043,000 related to increased FFO at Barclays Center in 2014 compared with 2013;

•
$2,759,000 related to the net gain on change in control of interest related to the acquisition of our partner's interest in 91 Sidney during 2013. The gain represents the adjustment to fair value of all of the assets and liabilities of the property; and

•	$2,274,000 related to the increase in FFO at properties that are in lease-up as of March 31, 2014.
These increases were partially offset by the following decreases, net of noncontrolling interests:

•
$17,604,000 related to a decrease in the net gain on land held for divestiture activities for fully consolidated land projects and land projects accounted for under the equity method of accounting in 2014 compared with 2013;

•	$14,140,000 related to the decrease in FFO at properties in which we disposed of our full or partial interest during 2013 and 2014;

•
$4,819,000 related to the change in fair market value of certain derivatives between the comparable periods, which was marked to market through interest expense as a result of the derivatives not qualifying for hedge accounting; and

•
$16,600,000 due to increased income tax expense attributable to both continuing and discontinued operations primarily related to the fluctuations in pre-tax earnings, including gains included in discontinued operations. These fluctuations are primarily due to the various transactions discussed herein.

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

Our principal sources of funds are cash provided by operations including land sales, our revolving credit facility, nonrecourse mortgage debt and notes payable, dispositions of operating properties or development projects through sales or equity joint ventures, proceeds from the issuance of senior notes, proceeds from the issuance of common or preferred equity and other financing arrangements. We have consistently disposed of properties in an effort to recycle capital and reposition our portfolio. Over the last ten years, we have generated cash proceeds from sales and/or disposition of partial interests in rental properties that averaged in excess of $100,000,000 per year. Given the diversity of our portfolio by market and product type, we believe that the market for property dispositions will continue to be available. The current market should allow us to continue our ongoing strategy to recycle capital and reposition the portfolio through property sales or equity joint ventures.
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
In order to construct the seven buildings in Phase II, substantial additional costs for rail yard and infrastructure improvements, including a platform over the new permanent rail yard will be required. We have provided an $86,000,000 letter of credit to the Metropolitan Transit Authority (“MTA”) as collateral for the permanent rail yard construction. Our agreement with the MTA requires us to commence construction on the permanent rail yard and post the completion guaranty by June 30, 2014, and it must be substantially complete by September 1, 2016. If we do not commence construction on the permanent rail yard by June 30, 2014, the MTA may assert that we are in default of various MTA project agreements and pursue a draw down of our $86,000,000 letter of credit. A default under the MTA agreements would also result in our loss of development rights of Phase II resulting in a significant charge related to abandonment of this development opportunity.
On December 16, 2013, we entered into a definitive agreement with Greenland Group, a Chinese state-owned enterprise ("Greenland"), for a joint venture to develop Brooklyn Atlantic Yards. The joint venture will execute on the remaining development rights, including the infrastructure and vertical construction of the residential units, but excludes Barclays Center and the under construction B2 BKLYN apartment community. Under the joint venture, Greenland will acquire 70% of the project, co-develop the project with us and share in the entire project costs going forward at the same percentage interest. If effectuated, the joint venture will develop Phases I and II of the project, including the permanent railyard, consistent with the approved master plan. All due diligence by Greenland had been completed as of December 31, 2013 and no other significant contingencies which could prevent the transaction from closing remain. The agreement is subject to certain government and regulatory approvals. We have fulfilled all of our pre-closing requirements. The approval from the United States Federal Government has been received and necessary approvals from China are progressing. As such, it is anticipated the joint venture will close during June 2014. We have analyzed the agreement and determined that, upon closing, the joint venture will be accounted for on the equity method of accounting, resulting in the deconsolidation of our investment in Brooklyn Atlantic Yards and its allocation of the site acquisition costs. Based on the facts described above, we estimate it is likely the transaction will close. As a result, we have classified the assets and liabilities as held for sale on our consolidated balance sheets as of March 31, 2014 and December 31, 2013 and recorded the asset at estimated fair value less costs to sell, resulting in an impairment of $289,864,000 ($242,417,000, net of noncontrolling interest) recorded during the 11 months ended December 31, 2013. Additionally, upon closing, evaluation on a quarterly basis for other than temporary impairment of our equity method investment will be required. This could result in future impairments of our equity method investment. The closing of this transaction will significantly reduce our equity requirements for the full build-out of this project thereby reducing our development risk and improving our future liquidity.

High rise modular construction has not previously been done at the heights of B2 BKLYN, our modular apartment project currently under construction in Brooklyn, New York. The project has encountered, and may continue to encounter, delays and increased costs in the fabrication and assembly of the modular units. On April 18, 2014, we announced, based on internal estimates and the pace of construction, that the anticipated completion of this project will be delayed. We previously disclosed an anticipated completion date during the fourth quarter of 2014 and now anticipate a completion date during the fourth quarter of 2015. The B2 BKLYN owner has a fixed price contract with a construction contractor to deliver the completed modular units and construct the project. As a result of this delay in completion, we revised our estimated future undiscounted cash flows to consider impacts to total asset cost and timing of asset stabilization and determined the carrying value of the asset is recoverable from the estimated future undiscounted cash flows. If the project experiences additional delays and/or cost overruns or if estimates of projected rents, operating costs or terminal values change, estimated cash flows may no longer exceed the carrying value of the asset, resulting in an impairment of the asset.
Our principal uses of funds are the financing of our real estate operating and development projects, capital expenditures for our existing operating portfolio, and principal and interest payments on our nonrecourse mortgage debt and notes payable, revolving credit facility and senior notes.
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
We continue to make progress on certain other pre-development projects, primarily multifamily projects located in core markets. The cash required to fund our equity in projects under construction and development plus cash necessary to extend or pay down our 2014 debt maturities is anticipated to exceed our cash from operations. As a result, we intend to extend maturing debt or repay it with net proceeds from property sales, equity joint ventures, borrowings on our revolving credit facility or future debt or equity financing.
During the three months ended March 31, 2014, we continued to divest of operating assets primarily in non-core markets:

•
We generated net cash proceeds of $28,144,000 through the sale of Barrington Place, Legacy Arboretum and Legacy Crossroads, unconsolidated apartment communities in North Carolina, and Colonial Grand and Westwood Reserve, unconsolidated apartment communities in Tampa, Florida; and

•
We generated net cash proceeds of $28,526,000 through the sale of Quartermaster Plaza, a specialty retail center in Philadelphia, Pennsylvania, and Mesa del Sol - 5600 University SE, an office building in Albuquerque, New Mexico.

We continue to explore various options to strengthen our balance sheet and enhance our liquidity, but can give no assurance that we can accomplish any of these other options on terms favorable to us or at all. If we cannot enhance our liquidity, it could adversely impact our growth and result in further curtailment of development activities.
We have no nonrecourse mortgages that were in default as of March 31, 2014.
As of March 31, 2014, we had $721,320,000 of nonrecourse mortgage financings with scheduled maturities during the year ending December 31, 2014, of which $27,906,000 represents regularly scheduled amortization payments. Subsequent to March 31, 2014, we have addressed $51,360,000 of these maturities through closed transactions and commitments. We are currently in negotiations to refinance and/or extend the remaining $642,054,000 of nonrecourse debt, which includes $465,000,000 encumbering Westchester's Ridge Hill, a mixed-use retail project in Yonkers, New York, scheduled to mature during the year ending December 31, 2014. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings on the single collateralized asset, which would likely result in a loss of the asset or an impairment which could be significant.
As of March 31, 2014, we had four nonrecourse mortgages greater than five percent of our total nonrecourse mortgage debt and notes payable. The mortgages, encumbering the New York Times office building, Westchester’s Ridge Hill, Barclays Center and Atlantic Yards, have outstanding balances of $640,000,000, $465,000,000, $399,596,000 and $228,000,000, respectively, at March 31, 2014.
As of March 31, 2014, our share of nonrecourse mortgage debt and notes payable recorded on our unconsolidated subsidiaries amounted to $2,364,780,000, of which $218,720,000 ($21,795,000 represents scheduled principal payments) was scheduled to mature during the year ending December 31, 2014. Negotiations are ongoing on the remaining 2014 maturities, but we cannot give assurance that we will obtain these financings on favorable terms or at all.

Financial Covenants
Our revolving credit facility contains certain restrictive financial covenants. A summary of the key financial covenants as defined in the agreement, all of which we are compliant with at March 31, 2014, follows:

	Requirement	As of
	Per Agreement	March 31, 2014
	(dollars in thousands)
Credit Facility Financial Covenants
Debt Service Coverage Ratio	1.45x	1.60x
Debt Yield Ratio	>9.25%	10.56%
Cash Flow Coverage Ratio	3.00x	4.20x
Total Development Ratio	<17%	8.36%
Minimum Consolidated Shareholders’ Equity, as defined	$2,320,175	$3,749,687
Revolving Credit Facility
See Note C – Revolving Credit Facility in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.
Convertible Senior Debt
See Note D – Convertible Senior Debt in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.
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
We are actively working to refinance and/or extend the maturities of the nonrecourse debt that is coming due in the next 24 months. During the three months ended March 31, 2014, we completed the following financing:

Purpose of Financing	Amount
(in thousands)
Refinancing	$86,000
Construction and development projects	—
Loan extensions/acquisitions	—
$86,000

Cash Flows
Operating Activities
Net cash provided by operating activities was $19,921,000 and $59,782,000 for the three months ended March 31, 2014 and 2013, respectively. The net decrease in cash provided by operating activities of $39,861,000 is primarily the result of decreased cash received related to land held for divestiture as all the cash on this land was received in 2013, an increase in development costs being expensed instead of capitalized due to the reduced amount of our projects under active development and reduced cash received from the operations of unconsolidated subsidiaries offset by changes in operating assets between the comparable periods.

Investing Activities
Net cash used in investing activities was $49,138,000 and $92,076,000 for the three months ended March 31, 2014 and 2013, respectively, and consisted of the following:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Capital expenditures:
Construction and development costs:
The Yards - Twelve12, an apartment community in Washington, D.C.	$(14,150)	$(9,663)
Atlantic Yards, a mixed-use development project in Brooklyn, New York	(12,299)	(17,706)
Atlantic Yards - B2, a modular apartment community in Brooklyn, New York	(11,881)	—
2175 Market Street, an apartment community in San Francisco, California	(7,951)	—
Barclays Center, a sports and entertainment arena in Brooklyn, New York	(4,935)	(15,020)
Westchester’s Ridge Hill, a mixed-use retail project in Yonkers, New York	(1,602)	(7,785)
Other	(22,650)	(34,827)
Total construction and development costs (1)	(75,468)	(85,001)
Acquisitions:
Partner's interest in 91 Sidney	(19,988)	—
Building at Antelope Valley Mall in Palmdale, California	—	(8,514)
Operating properties:
Commercial Segment	(8,479)	(7,082)
Residential Segment	(3,846)	(5,856)
Other	(16)	(930)
Total operating properties	(12,341)	(13,868)
Tenant improvements:
Commercial Segment	(2,944)	(7,863)
Total capital expenditures	$(110,741)	$(115,246)
Payment of lease procurement costs (2)	(648)	(1,838)
Increase in notes receivable	(225)	(6,499)
(Increase) decrease in restricted cash used for investing purposes:
The Yards - Twelve12	$13,886	$9,882
Atlantic Yards - B2	2,144	—
Barclays Center	1,304	(3,699)
Uptown Apartments, an apartment community in Oakland, California	(7,644)	—
Two MetroTech Center, an office building in Brooklyn, New York	(1,094)	4,325
Other	2,183	(943)
Total decrease in restricted cash used for investing purposes	$10,779	$9,565
Proceeds from disposition of rental properties:
Quartermaster Plaza, a specialty retail center in Philadelphia, Pennsylvania	$24,279	$—
Mesa del Sol - 5600 University SE, an office building in Albuquerque, New Mexico	4,247	—
Millender Center, an apartment community in Detroit, Michigan	—	21,388
Other	154	599
Total proceeds from disposition of rental properties	$28,680	$21,987
Change in investments in and advances to unconsolidated entities—(investment in) or return of investment:
Acquisitions of partners' interests:
East River Plaza, a specialty retail center, and 8 Spruce Street and DKLB BKLN, apartment communities, all located in the New York metropolitan area	$(14,286)	$—
Dispositions:
Barrington Place, Legacy Arboretum and Legacy Crossroads, apartment communities in North Carolina	17,532	—
Colonial Grand and Westwood Reserve, apartment communities in Tampa, Florida	10,612	—
Commercial projects:
40 Landsdowne Street, primarily refinancing proceeds from an office building in Cambridge, Massachusetts	9,279	—
300 Massachusetts Ave, an office building under construction in Cambridge, Massachusetts	(2,026)	—
Court Street, primarily refinancing proceeds at a specialty retail center in Brooklyn, New York	—	6,871
Residential projects:
Glendora Gardens, primarily refinancing proceeds from a senior housing apartment community in Glendora, California	6,755	—
Radian, an apartment community under construction in Boston, Massachusetts	(1,415)	(3,018)
Other	(3,434)	(3,898)
Total change in investments in and advances to unconsolidated entities	$23,017	$(45)
Net cash used in investing activities	$(49,138)	$(92,076)

(1)
We capitalized internal costs related to projects under construction and development of $11,606 and $10,072, including compensation related costs of $9,332 and $8,283, for the three months ended March 31, 2014 and 2013, respectively. Total capitalized internal costs represent approximately 10.5% and 8.7% of total capital expenditures for the three months ended March 31, 2014 and 2013, respectively.

(2)	We capitalized internal costs related to leasing activities of $370 and $1,111, including compensation related costs of $330 and $878, for the three months ended March 31, 2014 and 2013, respectively.

Financing Activities
Net cash (used in) provided by financing activities was $(6,821,000) and $7,300,000 for the three months ended March 31, 2014 and 2013. The net decrease in cash (used in) provided by financing activities of $14,121,000 is primarily related to decreased outstanding borrowings on the revolving credit facility, increased paydowns of nonrecourse mortgage debt and notes payable and proceeds from an equity call hedge related to the issuance of Series A preferred stock during the three months ended March 31, 2013, offset by the redemption of the Senior Notes due 2015 during the three months ended March 31, 2013.

LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.
NEW ACCOUNTING GUIDANCE
See the "New Accounting Guidance" section of Note A – Accounting Policies in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.
INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
This Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of our Form 10-KT for the 11 months ended December 31, 2013 and other factors that might cause differences, some of which could be material, include, but are not limited to, the impact of current lending and capital market conditions on our liquidity, ability to finance or refinance projects and repay our debt, the impact of the current economic environment on the ownership, development and management of our commercial real estate portfolio, general real estate investment and development risks, using modular construction as a new construction methodology and investing in a facility to produce modular units, vacancies in our properties, further downturns in the housing market, competition, illiquidity of real estate investments, bankruptcy or defaults of tenants, anchor store consolidations or closings, international activities, the impact of terrorist acts, risks of owning and operating an arena, risks associated with an investment in a professional sports team, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our credit facility and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, the impact of credit rating downgrades, effects of uninsured or underinsured losses, effects of a downgrade or failure of our insurance carriers, environmental liabilities, conflicts of interest, risks associated with the sale of tax credits, risks associated with developing and managing properties in partnership with others, the ability to maintain effective internal controls, compliance with governmental regulations, increased legislative and regulatory scrutiny of the financial services industry, changes in federal, state or local tax laws, volatility in the market price of our publicly traded securities, inflation risks, litigation risks, cybersecurity risks and cyber incidents, as well as other risks listed from time to time in our reports filed with the Securities and Exchange Commission. We have no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes the inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At March 31, 2014, our outstanding variable-rate debt, including borrowings under our revolving credit facility, consisted of $1,348,539,000 of taxable debt and $575,208,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically obtained long-term fixed-rate financing for our rental properties. If we are unable to obtain long-term fixed-rate financing, we would pursue extending maturities with existing lenders. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.

Interest Rate Exposure
At March 31, 2014, the composition of nonrecourse debt was as follows:

	Operating Properties	Development Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed Rate	$2,333,668	$294,197	$2,627,865	5.25%
Variable Rate
Taxable	1,292,334	56,205	1,348,539	4.87%
Tax-Exempt	517,274	57,934	575,208	1.48%
	$4,143,276	$408,336	$4,551,612	4.66%
Total gross commitment from lenders		$682,320
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)
04/01/14 - 01/01/15	$63,718	3.68%	$861,240	4.20%
01/01/15 - 01/01/16	200,000	2.00%	640,000	5.50%
01/01/16 - 09/01/17	—	—%	640,000	5.50%
Tax-Exempt (Priced off of Securities Industry and Financial Markets Association (“SIFMA”) Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
04/01/14 - 01/01/15	$169,160	5.67%
01/01/15 - 11/25/16	42,005	5.84%
The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt due to its historically low interest rates.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of March 31, 2014, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $6,510,000 at March 31, 2014. Although tax-exempt rates generally move in an amount smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $7,545,000 at March 31, 2014. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We and/or certain of our joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings. The TRS convert borrowings from a fixed rate to a variable rate. In exchange for a fixed rate, the TRS requires the payment of a variable interest rate, generally equivalent to the SIFMA rate (0.06% at March 31, 2014) plus a spread. Additionally, we and/or the Joint Ventures have guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TRS is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At March 31, 2014, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $358,755,000. The underlying TRS borrowings are subject to a fair value adjustment. In addition, we have TRS with a notional amount of $65,653,000 that is not designated as fair value hedging instruments, but is subject to interest rate risk.

We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At March 31, 2014 and December 31, 2013, we recorded interest rate caps at fair value of $94,000 and $155,000, respectively, in other assets. We also recorded interest rate swap agreements and TRS with positive fair values of approximately $4,440,000 and $903,000 at March 31, 2014 and December 31, 2013, respectively, in other assets. At March 31, 2014 and December 31, 2013, we recorded interest rate swap agreements and TRS that had a negative fair value of approximately $116,728,000 and $123,107,000, respectively, in accounts payable, accrued expenses and other liabilities.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. Based on these parameters, the table below contains the estimated fair value of our long-term debt at March 31, 2014.

	Carrying Value	Fair Value	Fair Value with 100 bp Decrease in Market Rates
	(in thousands)
Fixed	$3,327,865	$3,611,625	$3,844,117
Variable
Taxable	1,348,539	1,319,708	1,321,578
Tax-Exempt	575,208	569,107	567,086
Total Variable	$1,923,747	$1,888,815	$1,888,664
Total Long-Term Debt	$5,251,612	$5,500,440	$5,732,781

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
March 31, 2014

	Expected Maturity Date
	Year Ending December 31,
Long-Term Debt	2014	2015	2016	2017	2018	Period Thereafter	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$132,237	$255,990	$112,317	$377,265	$245,800	$1,504,256	$2,627,865	$2,825,345
Weighted average interest rate	7.09%	5.61%	5.58%	3.83%	4.64%	5.46%	5.25%
Convertible senior debt (1)	—	—	50,000	—	350,000	300,000	700,000	786,280
Weighted average interest rate	—%	—%	5.00%	—%	4.25%	3.63%	4.04%
Total Fixed-Rate Debt	132,237	255,990	162,317	377,265	595,800	1,804,256	3,327,865	3,611,625
Variable:
Variable-rate debt	498,273	134,221	685	645,217	5,278	64,865	1,348,539	1,319,708
Weighted average interest rate (2)	3.70%	3.04%	4.70%	6.38%	4.05%	2.67%	4.87%
Tax-exempt	90,810	45,010	10	10	80,139	359,229	575,208	569,107
Weighted average interest rate (2)	2.66%	2.05%	3.05%	3.05%	1.03%	1.21%	1.48%
Revolving credit facility (1)	—	—	—	—	—	—	—	—
Weighted average interest rate	—%	—%	—%	—%	—%	—%	—%
Total Variable-Rate Debt	589,083	179,231	695	645,227	85,417	424,094	1,923,747	1,888,815
Total Long-Term Debt	$721,320	$435,221	$163,012	$1,022,492	$681,217	$2,228,350	$5,251,612	$5,500,440
Weighted average interest rate	4.19%	4.45%	5.40%	5.44%	4.01%	4.45%	4.58%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of March 31, 2014.

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
(c) – Repurchase of equity securities during the quarter.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Class A Common Stock
January 1 through January 31, 2014
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	5,292	$18.19	—	$—
February 1 through February 28, 2014
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	191	$19.50	—	$—
March 1 through March 31, 2014
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	—	$—	—	$—
Total
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	5,483	$18.24	—	$—

(1)
On December 20, 2012, our Board of Directors approved a $100,000,000 common stock repurchase program. The repurchase program authorizes us to repurchase shares of our Class A common stock and Class B common stock on the open market or otherwise in amounts and at such times and prices as our Chairman, Chief Executive Officer or Chief Financial Officer shall determine. The repurchase program has no set expiration date.

(2)	Class A common stock repurchased to satisfy the minimum tax withholding requirements relating to restricted stock vesting.

Item 6. Exhibits

Exhibit Number		Description of Document

3.1		Code of Regulations, as amended February 13, 2014, incorporated by reference to Exhibit 3.2 to the Company's Form 10-KT for the 11 months ended December 31, 2013 (File No. 1-4372).

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	-
The following financial information from Forest City Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)

Date:	May 7, 2014	/s/ ROBERT G. O’BRIEN
Name: Robert G. O’Brien
Title: Executive Vice President and Chief Financial Officer

Date:	May 7, 2014	/s/ CHARLES D. OBERT
Name: Charles D. Obert
Title: Senior Vice President, Corporate Controller and Chief Accounting Officer