Form 10-Q
period 2014-06-30
FOREST CITY ENTERPRISES INC
filed 2014-08-06
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Class	Outstanding at July 31, 2014
Class A Common Stock, $.33 1/3 par value	181,732,668 shares
Class B Common Stock, $.33 1/3 par value	19,225,259 shares

Forest City Enterprises, Inc. and Subsidiaries

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2014
	(Unaudited)	December 31, 2013
	(in thousands)
Assets
Real Estate
Completed rental properties	$7,124,322	$7,307,233
Projects under construction and development	604,468	535,479
Land inventory	116,262	128,688
Total Real Estate	7,845,052	7,971,400
Less accumulated depreciation	(1,524,740)	(1,469,328)
Real Estate, net – (variable interest entities $510.0 million and $656.8 million, respectively)	6,320,312	6,502,072
Cash and equivalents – (variable interest entities $13.0 million and $18.8 million, respectively)	456,924	280,206
Restricted cash – (variable interest entities $50.7 million and $154.5 million, respectively)	239,342	347,534
Notes and accounts receivable, net	507,570	455,561
Investments in and advances to unconsolidated entities	619,671	447,165
Other assets – (variable interest entities $26.0 million and $55.5 million, respectively)	407,702	415,316
Development project held for sale – (variable interest entities of $0 and $504.2 million, respectively)	—	504,171
Total Assets	$8,551,521	$8,952,025
Liabilities and Equity
Liabilities
Mortgage debt and notes payable, nonrecourse – (variable interest entities $294.0 million and $323.7 million, respectively)	$4,036,103	$4,351,506
Revolving credit facility	308,000	—
Convertible senior debt	700,000	700,000
Accounts payable, accrued expenses and other liabilities – (variable interest entities $70.0 million and $89.0 million, respectively)	823,903	831,920
Cash distributions and losses in excess of investments in unconsolidated entities	264,618	256,843
Deferred income taxes	451,089	485,894
Mortgage debt, nonrecourse, of development project held for sale – (variable interest entities of $0 and $228.0 million, respectively)	—	228,000
Total Liabilities	6,583,713	6,854,163
Redeemable Noncontrolling Interest	192,942	171,743
Commitments and Contingencies	—	—
Equity
Shareholders’ Equity
Preferred stock – without par value; 13,600,000 shares authorized; no shares issued	—	—
Common stock – $.33 1/3 par value
Class A, 371,000,000 shares authorized, 180,783,914 and 178,498,770 shares issued and 179,662,635 and 177,556,917 shares outstanding, respectively	60,261	59,500
Class B, convertible, 56,000,000 shares authorized, 19,227,650 and 20,173,558 shares issued and outstanding, respectively; 26,257,961 issuable	6,409	6,725
Total common stock	66,670	66,225
Additional paid-in capital	1,057,833	1,095,748
Retained earnings	493,321	570,793
Less treasury stock, at cost; 1,121,279 and 941,853 Class A shares, respectively	(19,332)	(15,978)
Shareholders’ equity before accumulated other comprehensive loss	1,598,492	1,716,788
Accumulated other comprehensive loss	(68,446)	(76,582)
Total Shareholders’ Equity	1,530,046	1,640,206
Noncontrolling interest	244,820	285,913
Total Equity	1,774,866	1,926,119
Total Liabilities and Equity	$8,551,521	$8,952,025

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Revenues
Rental	$130,562	$149,781	$258,483	$297,728
Tenant recoveries	25,542	35,080	59,064	83,991
Service and management fees	10,916	15,629	23,903	28,408
Parking and other	12,520	13,381	24,668	26,833
Arena	24,572	26,853	59,929	50,993
Land sales	18,537	26,681	35,244	34,469
Military Housing	6,988	10,510	17,883	25,459
Total revenues	229,637	277,915	479,174	547,881
Expenses
Property operating and management	89,637	107,554	190,728	225,358
Real estate taxes	19,548	22,384	39,754	44,609
Ground rent	2,174	1,904	4,054	4,003
Arena operating	14,818	21,898	38,294	40,310
Cost of land sales	7,837	13,428	14,202	17,532
Military Housing operating	1,734	6,360	8,258	14,924
Corporate general and administrative	10,059	13,478	21,620	24,537
	145,807	187,006	316,910	371,273
Depreciation and amortization	59,318	80,452	114,327	148,256
Write-offs of abandoned development projects and demolition costs	933	657	933	13,553
Impairment of real estate	129,829	1,175	129,829	1,175
Net gain on land held for divestiture activity	—	(1,121)	—	(12,308)
Total expenses	335,887	268,169	561,999	521,949
Operating income (loss)	(106,250)	9,746	(82,825)	25,932

Interest expense	(57,153)	(83,096)	(119,605)	(164,579)
Amortization of mortgage procurement costs	(1,768)	(2,526)	(3,893)	(5,267)
Loss on extinguishment of debt	(714)	(4,975)	(878)	(4,948)
Interest and other income	12,375	11,775	23,878	22,425
Net loss on disposition of partial interest in development project	(19,590)	—	(19,590)	—
Net loss on disposition of partial interest in rental properties	—	—	(467)	—
Loss before income taxes	(173,100)	(69,076)	(203,380)	(126,437)
Income tax expense (benefit)
Current	(30,435)	(5,858)	5,499	(40,130)
Deferred	(16,512)	(12,612)	(48,515)	12,995
	(46,947)	(18,470)	(43,016)	(27,135)
Net gain on change in control of interests	—	2,762	2,759	2,762
Earnings from unconsolidated entities, gross of tax
Equity in earnings	27,168	4,445	61,197	12,756
Net gain on land held for divestiture activity	—	682	—	2,511
	27,168	5,127	61,197	15,267
Loss from continuing operations	(98,985)	(42,717)	(96,408)	(81,273)
Discontinued operations, net of tax
Operating earnings (loss) from rental properties	797	1,825	(1,844)	2,380
Gain on disposition of rental properties	343	—	14,856	15,178
	1,140	1,825	13,012	17,558
Net loss	(97,845)	(40,892)	(83,396)	(63,715)
Noncontrolling interests
Loss from continuing operations attributable to noncontrolling interests, gross of tax	4,853	6,000	5,974	15,083
Earnings from discontinued operations attributable to noncontrolling interests	—	(48)	(50)	(5,899)
	4,853	5,952	5,924	9,184
Net loss attributable to Forest City Enterprises, Inc.	(92,992)	(34,940)	(77,472)	(54,531)
Preferred dividends	—	—	—	(185)
Net loss attributable to common shareholders	$(92,992)	$(34,940)	$(77,472)	$(54,716)
Basic and Diluted earnings (loss) per common share
Loss from continuing operations attributable to common shareholders	$(0.47)	$(0.19)	$(0.46)	$(0.35)
Earnings from discontinued operations attributable to common shareholders	—	0.01	0.07	0.06
Loss attributable to common shareholders	$(0.47)	$(0.18)	$(0.39)	$(0.29)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Net loss	$(97,845)	$(40,892)
Other comprehensive income, net of tax:
Unrealized net gains on investment securities (net of tax of $0 and $(60), respectively)	—	95
Foreign currency translation adjustments (net of tax of $(94) and $0, respectively)	150	—
Unrealized net gains on interest rate derivative contracts (net of tax of $(1,246) and $(9,460), respectively)	1,978	14,942
Total other comprehensive income, net of tax	2,128	15,037
Comprehensive loss	(95,717)	(25,855)
Comprehensive loss attributable to noncontrolling interest	4,841	5,941
Total comprehensive loss attributable to Forest City Enterprises, Inc.	$(90,876)	$(19,914)

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net loss	$(83,396)	$(63,715)
Other comprehensive income (loss), net of tax:
Unrealized net gains on investment securities (net of tax of $0 and $(133), respectively)	—	210
Foreign currency translation adjustments (net of tax of $(94) and $73, respectively)	150	(116)
Unrealized net gains on interest rate derivative contracts (net of tax of $(5,060) and $(13,059), respectively)	8,007	20,633
Total other comprehensive income, net of tax	8,157	20,727
Comprehensive loss	(75,239)	(42,988)
Comprehensive loss attributable to noncontrolling interest	5,903	9,163
Total comprehensive loss attributable to Forest City Enterprises, Inc.	$(69,336)	$(33,825)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Equity
(Unaudited)

											Accumulated
	Preferred Stock		Common Stock				Additional				Other
	Series A		Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interest	Total
	(in thousands)
Balances at January 31, 2013	211	$10,552	163,729	$54,576	20,235	$6,745	$932,045	$576,285	7	$(108)	$(103,203)	$261,679	$1,738,571
Net loss, net of $16,847 attributable to redeemable noncontrolling interest								(5,307)				(48,636)	(53,943)
Other comprehensive income, net of tax											26,621	34	26,655
Purchase of treasury stock									180	(3,167)			(3,167)
Conversion of Class B to Class A shares			62	20	(62)	(20)							—
Issuance of Class A shares in exchange for Series A preferred stock	(110)	(5,489)	363	121			5,368						—
Redemption of Series A preferred stock	(101)	(5,063)											(5,063)
Proceeds from settlement of equity call hedge related to issuance of preferred stock							23,099		765	(12,868)			10,231
Issuance of Class A shares in exchange for Puttable Equity-Linked Senior Notes due 2014			13,679	4,559			189,786						194,345
Restricted stock vested			600	202			(202)						—
Exercise of stock options			66	22			966		(10)	165			1,153
Preferred stock dividends								(185)					(185)
Stock-based compensation							16,197						16,197
Excess income tax deficiency from stock-based compensation							(133)						(133)
Redeemable noncontrolling interest adjustment							50,546						50,546
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries							(95,924)					(2,763)	(98,687)
Contributions from noncontrolling interests												80,339	80,339
Distributions to noncontrolling interests												(36,400)	(36,400)
Change to equity method of accounting for subsidiaries												5,660	5,660
Adjustment due to change in ownership of consolidated subsidiaries							(26,000)					26,000	—
Balances at December 31, 2013	—	$—	178,499	$59,500	20,173	$6,725	$1,095,748	$570,793	942	$(15,978)	$(76,582)	$285,913	$1,926,119
Net earnings, net of $7,191 attributable to redeemable noncontrolling interest								(77,472)				1,267	(76,205)
Other comprehensive income, net of tax											8,136	21	8,157
Purchase of treasury stock									204	(3,781)			(3,781)
Conversion of Class B to Class A shares			946	316	(946)	(316)							—
Restricted stock vested			666	221			(221)						—
Exercise of stock options							(160)		(25)	427			267
Stock-based compensation							10,222						10,222
Excess income tax deficiency from stock-based compensation							(149)						(149)
Exchange of Class A Common Units for Class A shares			673	224			34,134					(34,358)	—
Redeemable noncontrolling interest adjustment							(28,390)						(28,390)
Acquisition of partners' noncontrolling interest in consolidated subsidiaries							(53,351)					(2,722)	(56,073)
Contributions from noncontrolling interests												1,839	1,839
Distributions to noncontrolling interests												(7,140)	(7,140)
Balances at June 30, 2014 (Unaudited)	—	$—	180,784	$60,261	19,227	$6,409	$1,057,833	$493,321	1,121	$(19,332)	$(68,446)	$244,820	$1,774,866

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaires
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net loss	$(83,396)	$(63,715)
Depreciation and amortization	114,327	148,256
Amortization of mortgage procurement costs	3,893	5,267
Impairment of real estate	129,829	1,175
Write-offs of abandoned development projects	283	13,553
Loss on extinguishment of debt	878	4,948
Net gain on land held for divestiture activity	—	(12,308)
Net loss on disposition of partial interest in development project	19,590	—
Net loss on disposition of partial interest in rental properties	467	—
Net gain on change in control of interests	(2,759)	(2,762)
Deferred income tax expense (benefit)	(48,515)	12,995
Earnings from unconsolidated entities	(61,197)	(15,267)
Stock-based compensation expense	7,602	5,891
Amortization and mark-to-market adjustments of derivative instruments	4,450	4,130
Cash distributions from operations of unconsolidated entities	39,571	33,556
Non-cash operating expenses and deferred taxes included in discontinued operations	9,883	12,906
Gain on disposition included in discontinued operations	(28,100)	(21,471)
Decrease in land inventory	7,268	2,218
Decrease in notes and accounts receivable	6,176	12,209
(Increase) decrease in other assets	(3,081)	8,891
Decrease in accounts payable, accrued expenses and other liabilities	(21,969)	(70,023)
Net cash provided by operating activities	95,200	80,449
Cash Flows from Investing Activities
Capital expenditures	(231,810)	(240,518)
Payment of lease procurement costs	(2,686)	(4,797)
Increase in notes receivable	(22,203)	(15,330)
Decrease in restricted cash used for investing purposes	108,212	5,615
Proceeds from disposition of full or partial interest in rental properties or development project	193,682	21,987
Contributions to investments in and advances to unconsolidated entities	(89,111)	(21,301)
Distributions from investments in and advances to unconsolidated entities	57,387	36,838
Net cash provided by (used in) investing activities	13,471	(217,506)
Cash Flows from Financing Activities
Proceeds from nonrecourse mortgage debt and notes payable	481,019	97,843
Principal payments on nonrecourse mortgage debt and notes payable	(691,112)	(91,174)
Borrowings on revolving credit facility	637,825	206,200
Payments on revolving credit facility	(329,825)	(86,950)
Redemption of Senior Notes due 2015	—	(53,253)
Make-whole premium and inducements related to exchange of Senior Notes due 2014 for Class A common stock	—	(4,903)
Transaction costs related to exchange of Senior Notes due 2014 for Class A common stock	—	(2,300)
Payments of deferred financing costs	(6,800)	(7,888)
Purchase of treasury stock	(3,781)	(3,226)
Redemption of Series A preferred stock	—	(5,063)
Proceeds from equity call hedge related to the issuance of Series A preferred stock	—	10,231
Exercise of stock options	267	8,027
Dividends paid to preferred shareholders	—	(185)
Acquisitions of noncontrolling interests	(14,245)	(9,041)
Contributions from noncontrolling interests	1,839	38,194
Distributions to noncontrolling interests	(7,140)	(7,122)
Net cash provided by financing activities	68,047	89,390
Net increase (decrease) in cash and equivalents	176,718	(47,667)
Cash and equivalents at beginning of period	280,206	293,557
Cash and equivalents at end of period	$456,924	$245,890

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaires
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental Non-Cash Disclosures:
The following table represents a summary of non-cash transactions including, but not limited to, dispositions of operating properties whereby the nonrecourse mortgage debt is assumed by the buyer, exchange of Class A Common Units or senior debt for Class A common stock, conversion of Series A preferred stock to Class A common stock, changes in consolidation methods due to the occurrence of triggering events including, but not limited to, disposition of a partial interest in rental properties or development projects or acquisition of a partner's interest, change in construction payables, change in the fair market value of redeemable noncontrolling interest and capitalization of stock-based compensation granted to employees directly involved with the development and construction of real estate.

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Operating Activities
Decrease in land inventory	$1,660	$13,351
Increase in notes and accounts receivable	6,683	(30,716)
Increase in other assets	(2,999)	(34,623)
Increase in accounts payable, accrued expenses and other liabilities	4,311	15,225
Total effect on operating activities	$9,655	$(36,763)
Investing Activities
Decrease in projects under construction and development	$359,234	$10,177
Decrease (increase) in completed rental properties	123,472	(108,206)
Increase in restricted cash	(20)	—
Increase in notes and accounts receivable	(42,991)	—
Increase in investments in and advances to affiliates	(112,531)	(12,631)
Total effect on investing activities	$327,164	$(110,660)
Financing Activities
Increase in accounts payable, accrued expenses and other liabilities	$41,828	$—
(Decrease) increase in nonrecourse mortgage debt and notes payable	(339,309)	175,594
Decrease in convertible senior debt	—	(178,241)
Decrease in preferred stock	—	(5,489)
Increase in Class A common stock	225	3,551
(Decrease) increase in additional paid-in capital	(33,611)	137,906
Increase in treasury stock	—	(12,868)
Increase in redeemable noncontrolling interest	28,390	2,237
(Decrease) increase in noncontrolling interest	(34,342)	24,733
Total effect on financing activities	$(336,819)	$147,423

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies
Change in Year-End
The Board of Directors of the Company approved a change to the Company's fiscal year-end to December 31 from January 31, effective December 31, 2013. As a result, the financial results for the three and six months ended June 30, 2013 are presented to allow for comparison between periods. The Company believes the change was useful to its financial statement users to allow for increased comparability of its performance to its peers.
Basis of Presentation
The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-KT for the 11 months ended December 31, 2013, as amended on Form 10-KT/A on March 26, 2014. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In management's opinion, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
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
In April 2013, management approved a plan to demolish Ten MetroTech Center, an office building in Brooklyn, New York, to clear the land for redevelopment or sale. Accordingly, the original useful life, estimated to expire in 2042, of Ten MetroTech Center was adjusted to expire at the demolition date in October 2013, which resulted in $18,976,000 of accelerated depreciation expense recognized in the Consolidated Statements of Operations during the three and six months ended June 30, 2013.
Reclassifications
During the three and six months ended June 30, 2014, the Company established several new financial statement line items within the Revenue and Expense sections of the Consolidated Statement of Operations to provide the financial statement reader additional details of the components of total revenues and total expenses. Accordingly, comparable amounts for the three and six months ended June 30, 2013 have been reclassified.
The new financial statement lines discussed above and a brief description of their components not previously disclosed include the following:
Rental - Tenant rental revenues and overage rents from operating properties, lease termination income and the adjustment to recognize minimum rents using the straight-line method.
Tenant recoveries - Recoveries from commercial tenants for common area maintenance, real estate taxes, insurance and other commercial property operating expenses.
Service and management fees - Management, leasing, finance, development and other service fee revenue.
Parking and other - Revenues derived from monthly and transient tenant parking and other revenue.
Land sales - Sales of land to residential, commercial and industrial customers, primarily at the Company's Stapleton project, and sales of commercial and residential outlots adjacent to the Company's operating property portfolio.
Property operating and management - Expenses incurred at the operating property level and general business unit expenses including non-capitalizable development costs and management and service company expenses.
Ground rent - Expenses related to ground leases, including participation payments under the ground lease. Participation payments are triggered by defined events within the respective lease agreements and may include refinancings, sales or other capital transactions. Also includes the adjustment to recognize ground rent expenses using the straight-line method.
Cost of land sales - Cost of land associated with land sales.
Corporate general and administrative - Expenses related to the Company's Corporate segment.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In addition, The Nets operating segment information as of December 31, 2013 and for the three and six months ended June 30, 2013 has been reclassified and aggregated with the Corporate Activities operating segment disclosures to conform to the current year presentation. Certain other prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.
Variable Interest Entities
As of June 30, 2014, the Company determined it was the primary beneficiary of 28 VIEs representing 21 properties, which are consolidated. The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of June 30, 2014, the Company owns variable interests in 62 VIEs for which it is not the primary beneficiary, which are accounted for as equity method investments. The maximum exposure to loss as a result of the ownership of these unconsolidated VIEs is limited to the Company’s applicable investment balances, which approximates $217,000,000 at June 30, 2014.
During the three months ended June 30, 2014, the Company entered into a joint venture with Greenland USA, a subsidiary of Shanghai-based Greenland Group, a Chinese state-owned enterprise ("Greenland"), to execute on the remaining development rights of Pacific Park Brooklyn (formerly Brooklyn Atlantic Yards), a 22 acre mixed-use project in Brooklyn, New York. Following the transaction, the Company determined it was no longer the primary beneficiary of the Pacific Park Brooklyn project, which historically was a VIE. The impact of the deconsolidation to the December 31, 2013 Consolidated Balance Sheet and parenthetical disclosures were decreases of $504,171,000 to development project held for sale, $1,141,000 to cash and equivalents, $99,784,000 to restricted cash, $2,571,000 to other assets, $228,000,000 to mortgage debt, nonrecourse of development project held for sale and $20,428,000 to accounts payable, accrued expenses and other liabilities and an increase to investments in and advances to unconsolidated entities of $156,071,000 to the June 30, 2014 Consolidated Balance Sheet.
Noncontrolling Interest
On June 30, 2014, in connection with the closing of a joint venture with Greenland to develop Pacific Park Brooklyn, the Company became obligated to purchase certain noncontrolling interests of the fully consolidated entity that contributed the development project into the joint venture. See Note M – Net Loss on Disposition of Partial Interest in Development Project for detailed information on the joint venture. Accordingly, the Company recorded a liability at June 30, 2014. In addition, the Company acquired certain other partners’ noncontrolling interest in Shops at Wiregrass, a regional mall in Tampa, Florida, and Waterfront Station, a mixed-use development project in Washington, D.C. The fair value of consideration exchanged or accrued related to all acquisitions during the six months ended June 30, 2014 in excess of the book value was $53,351,000, resulting in a decrease in additional paid-in-capital as reflected in the Consolidated Statements of Equity.
New Accounting Guidance
The following accounting pronouncements were adopted during the six months ended June 30, 2014:
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
In April 2014, the FASB issued an amendment to the accounting guidance for reporting discontinued operations and disclosures of disposals of components of an entity. This guidance changes the requirements for reporting discontinued operations and the criteria for determining which disposals can be presented as discontinued operations. This guidance is effective for annual reporting periods beginning on or after December 15, 2014 and interim reporting periods within that annual period. Early adoption is permitted. This guidance was early adopted effective April 1, 2014, except for the property classified as held for sale as of March 31, 2014 and subsequently disposed of during the three months ended June 30, 2014. The adoption of this guidance is expected to substantially reduce the number of property disposals that qualify for discontinued operations as compared to historical results.
The following new accounting pronouncement will be adopted on its respective effective date:
In May 2014, the FASB issued an amendment to the accounting guidance for revenue from contracts with customers. The core principle of this guidance is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance defines steps an entity should apply to achieve the core principle. This guidance is effective for annual reporting periods beginning after December 15, 2016 and interim reporting periods within that annual period and allows for both retrospective and prospective methods of adoption. Early adoption is not permitted. The Company is currently in the process of determining the method of adoption and evaluating the impact of adopting this guidance on its consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Related Party Transactions
The Company and certain of its affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of the Company, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) in August 2006 to purchase their interests in a total of 30 retail, office and residential operating properties and service companies in the Greater New York City metropolitan area. The Company issued Class A Common Units ("Units") in a jointly-owned, limited liability company in exchange for their interests. The Company accounted for the issuance of the Units in exchange for the noncontrolling interests under the purchase method of accounting. The Units may be exchanged for one of the following forms of consideration at the Company’s sole discretion: (i) an equal number of shares of the Company’s Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of the Company’s Class A common stock. The Company has no rights to redeem or repurchase the Units. Pursuant to the Master Contribution Agreement, certain projects under development would remain owned jointly until each individual project was completed and achieved “stabilization.” Upon stabilization, each project would be valued and the Company, in its discretion, would choose among various ownership options for the project following stabilization in accordance with the Master Contribution Agreement.
In June 2014, one of the BCR Entities exchanged 673,565 of the Units. The Company issued 673,565 shares of its Class A common stock for the exchanged Units. The Company accounted for the exchange as a purchase of noncontrolling interests, resulting in a reduction of noncontrolling interests and a combined increase to Class A common stock and additional paid-in capital of $34,358,000. At June 30, 2014 and December 31, 2013, 2,973,190 and 3,646,755 Units, respectively, were outstanding.
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
As a result of the disposal of Quartermaster Plaza, a specialty retail center in Philadelphia, Pennsylvania, during the six months ended June 30, 2014, the Company accrued $1,646,000 at June 30, 2014 related to a tax indemnity payment due to the BCR Entities, in accordance with the Master Contribution Agreement.
Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”):

	June 30, 2014	December 31, 2013
	(in thousands)
Unrealized (gains) losses on foreign currency translation	$(55)	$189
Unrealized losses on interest rate contracts (1)	111,992	125,059
	111,937	125,248
Income tax benefit	(43,363)	(48,517)
Noncontrolling interest	(128)	(149)
Accumulated Other Comprehensive Loss	$68,446	$76,582

(1)
Included in the amounts as of June 30, 2014 and December 31, 2013 are $88,143 and $97,360, respectively, of unrealized loss on an interest rate swap associated with New York Times office building on its nonrecourse mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all-in lender interest rate of 6.40% and expires in September 2017.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes, net of tax and noncontrolling interest, of accumulated OCI by component:

	Securities	Foreign Currency Translation	Interest Rate Contracts	Total
	(in thousands)
Six Months Ended June 30, 2014
Balance, January 1, 2014	$—	$(116)	$(76,466)	$(76,582)
OCI before reclassifications	—	150	4,895	5,045
Loss reclassified from accumulated OCI	—	—	3,091	3,091
Total other comprehensive income	—	150	7,986	8,136
Balance, June 30, 2014	$—	$34	$(68,480)	$(68,446)
Six Months Ended June 30, 2013
Balance, January 1, 2013	$(226)	$—	$(107,588)	$(107,814)
OCI before reclassifications	210	(116)	19,395	19,489
Loss reclassified from accumulated OCI	—	—	1,217	1,217
Total other comprehensive income	210	(116)	20,612	20,706
Balance, June 30, 2013	$(16)	$(116)	$(86,976)	$(87,108)
The following table summarizes losses reclassified from accumulated OCI and their location on the Consolidated Statements of Operations:

Accumulated OCI Components	Loss Reclassified from Accumulated OCI	Location on Consolidated Statements of Operations
	(in thousands)
Six Months Ended June 30, 2014
Interest rate contracts	$1,361	Interest expense
Interest rate contracts	3,666	Discontinued operations
Interest rate contracts	30	Equity in earnings
	5,057	Total before income tax and noncontrolling interest
	(1,958)	Income tax benefit
	(8)	Noncontrolling interest
	$3,091	Loss reclassified from accumulated OCI
Six Months Ended June 30, 2013
Interest rate contracts	$1,923	Interest expense
Interest rate contracts	73	Equity in earnings
	1,996	Total before income tax and noncontrolling interest
	(771)	Income tax benefit
	(8)	Noncontrolling interest
	$1,217	Loss reclassified from accumulated OCI

B. Mortgage Debt and Notes Payable, Nonrecourse
The following table summarizes the mortgage debt and notes payable, nonrecourse maturities as of June 30, 2014:

Years Ending December 31,
(in thousands)
2014	$148,613
2015	477,405
2016	97,187
2017	1,124,122
2018	264,626
Thereafter	1,924,150
Total	$4,036,103

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

C. Revolving Credit Facility
The Company's Fourth Amended and Restated Credit Agreement and Fourth Amended and Restated Guaranty of Payment of Debt, as amended to the date hereof (collectively, the “Credit Facility”), provides total available borrowings of $500,000,000, subject to certain reserve commitments to be established, as applicable, on certain dates to be used to retire convertible senior debt that becomes due during the term of the agreement. The Credit Facility matures on February 21, 2016 and provides for one, 12-month extension option, subject to certain conditions. Borrowings bear interest at London Interbank Offered Rate ("LIBOR") plus 3.50%. Up to $100,000,000 of the available borrowings may be used, in the aggregate, for letters of credit and/or surety bonds. The Credit Facility has restrictive covenants, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens and restrictions on the pledging of ownership interests in subsidiaries. The Company may repurchase up to $100,000,000 of Class A Common Stock and declare or pay dividends in an amount not to exceed $24,000,000 in the aggregate in any four quarter period to Class A or B common shareholders, subject to certain conditions. The Credit Facility contains development limitations and financial covenants, including the maintenance of minimum liquidity, debt yield, debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as specified in the Credit Facility). At June 30, 2014, the Company was in compliance with all of these financial covenants.
The following table summarizes available credit on the Credit Facility:

	June 30, 2014	December 31, 2013
	(in thousands)
Maximum borrowings	$500,000	$500,000
Less outstanding balances:
Borrowings	308,000	—
Letters of credit	48,930	59,760
Surety bonds	—	—
Available credit	$143,070	$440,240
On July 1, 2014, the Company repaid $196,000,000 of the outstanding borrowings on the Credit Facility using cash on hand.

D. Convertible Senior Debt
The following table summarizes the Company’s convertible senior debt:

	June 30, 2014	December 31, 2013
	(in thousands)
5.000% Notes due 2016	$50,000	$50,000
4.250% Notes due 2018	350,000	350,000
3.625% Notes due 2020	300,000	300,000
Total Convertible Senior Debt	$700,000	$700,000
As of June 30, 2014, all of the Company's outstanding senior notes are convertible into Class A common stock based on conversion prices ranging from $13.91 to $24.21 per Class A common share.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2014, the Company recorded $0 and $3,666,000 as an increase to interest expense related to ineffectiveness from a missed forecasted transaction arising from the early reclassification of OCI related to debt associated with an entity that was disposed of during the six months ended June 30, 2014. The amount of ineffectiveness charged to earnings was insignificant for the three and six months ended June 30, 2013. As of June 30, 2014, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $24,788,000, net of tax. However, the actual amount reclassified could vary due to future changes in fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
The Company and/or certain of its joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings. The TRS convert borrowings from a fixed rate to a variable rate. In exchange for a fixed rate, the TRS requires the payment of a variable interest rate, generally equivalent to the Securities Industry and Financial Markets Association (“SIFMA”) rate (0.06% at June 30, 2014) plus a spread. Additionally, the Company and/or the Joint Ventures have guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TRS is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At June 30, 2014, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $358,755,000. The underlying TRS borrowings are subject to a fair value adjustment.
Nondesignated Hedges of Interest Rate Risk
The Company uses derivative contracts to hedge certain interest rate risk, even though the contracts do not qualify for, or the Company has elected not to apply, hedge accounting. In these situations, the derivative is recorded at its fair value with changes reflected in the Consolidated Statements of Operations.

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

	Fair Value of Derivative Instruments
	June 30, 2014
	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Accounts Payable, Accrued Expenses and Other Liabilities)
	Current Notional	Fair Value	Current Notional	Fair Value
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate caps	$330,000	$156	$—	$—
Interest rate swap agreements	—	—	871,119	88,646
TRS	130,970	5,159	227,785	11,817
Total	$460,970	$5,315	$1,098,904	$100,463
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$266,775	$58	$—	$—
TRS	26,552	274	39,009	15,076
Total	$293,327	$332	$39,009	$15,076

	December 31, 2013
Derivatives Designated as Hedging Instruments
Interest rate swap agreements	$—	$—	$961,359	$97,858
TRS	18,970	903	339,785	9,772
Total	$18,970	$903	$1,301,144	$107,630
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$447,532	$155	$—	$—
TRS	—	—	39,052	15,477
Total	$447,532	$155	$39,052	$15,477

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in earnings and interest expense in the Consolidated Statements of Operations:

		Gain (Loss) Reclassified from Accumulated OCI
Derivatives Designated as Cash Flow Hedging Instruments	Gain (Loss) Recognized in OCI (Effective Portion)	Location on Consolidated Statements of Operations	Effective Amount	Ineffective Amount
	(in thousands)
Three Months Ended June 30, 2014
Interest rate caps and interest rate swaps	$2,645	Interest expense	$(564)	$—
Interest rate swaps	—	Equity in earnings	(15)	—
Total	$2,645		$(579)	$—
Six Months Ended June 30, 2014
Interest rate caps and interest rate swaps	$8,010	Interest expense	$(1,361)	$—
Interest rate swap	—	Discontinued operations	—	(3,666)
Interest rate swaps	—	Equity in earnings	(30)	—
Total	$8,010		$(1,391)	$(3,666)
Three Months Ended June 30, 2013
Interest rate caps, interest rate swaps and Treasury options	$23,433	Interest expense	$(954)	$—
Interest rate caps, interest rate swaps and Treasury options	—	Equity in earnings	(14)	2
Total	$23,433		$(968)	$2
Six Months Ended June 30, 2013
Interest rate caps, interest rate swaps and Treasury options	$31,689	Interest expense	$(1,923)	$—
Interest rate caps, interest rate swaps and Treasury options	—	Equity in earnings	(78)	5
Total	$31,689		$(2,001)	$5
The following table presents the impact of gains and losses related to derivatives instruments not designated as cash flow hedges in the Consolidated Statements of Operations:

	Net Gain (Loss) Recognized
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Derivatives Designated as Fair Value Hedging Instruments
TRS (1)	$(3,143)	$257	$2,211	$104
Derivatives Not Designated as Hedging Instruments
Interest rate caps and interest rate swaps	$(46)	$—	$(103)	$(239)
TRS	1,681	(2,295)	675	(1,725)
Total	$1,635	$(2,295)	$572	$(1,964)

(1)
The net gain (loss) recognized in interest expense from the change in fair value of the underlying TRS borrowings was $3,143 and $(2,211) for the three and six months ended June 30, 2014, respectively, and $(257) and $(104) for the three and six months ended June 30, 2013, respectively, offsetting the gain (loss) recognized on the TRS.

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
As of June 30, 2014, the aggregate fair value of all derivative instruments in a liability position, prior to the adjustment for nonperformance risk of $5,195,000, is $120,734,000 for which the Company has posted collateral consisting primarily of cash, investment grade securities and notes receivable of $57,913,000. The majority of derivative instruments are held at the property level and do not contain credit-risk related contingent features, such as a credit rating downgrade. For corporate derivative instruments not held at the property level that contain credit-risk related contingent features, such as a credit rating downgrade, the amount of additional collateral required to be posted at June 30, 2014 had the contingent features been triggered would not have been material.

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
As of December 31, 2013, the fair value of the redeemable noncontrolling interest was incorrectly recorded and presented at less than the book value. Management evaluated the impact of the error and determined that the previously issued financial statements were not materially misstated. Additionally, management determined the impact of correcting the presentation of the redeemable noncontrolling interest is not material to the current period financial statements. Accordingly, at March 31, 2014, the Company corrected the carrying value of the redeemable noncontrolling interest by recording an adjustment of $28,390,000 to increase the redeemable noncontrolling interest. Such amount should have been reflected at December 31, 2013.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents information about financial assets and liabilities and redeemable noncontrolling interest that were measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements
	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate caps	$—	$214	$—	$214
Interest rate swap agreements (liabilities)	—	(503)	(88,143)	(88,646)
TRS (assets)	—	—	5,433	5,433
TRS (liabilities)	—	—	(26,893)	(26,893)
Fair value adjustment to the borrowings subject to TRS	—	—	6,658	6,658
Redeemable noncontrolling interest (1)	—	—	(192,942)	(192,942)
Total	$—	$(289)	$(295,887)	$(296,176)

	December 31, 2013
	(in thousands)
Interest rate caps	$—	$155	$—	$155
Interest rate swap agreements (liabilities)	—	(498)	(97,360)	(97,858)
TRS (assets)	—	—	903	903
TRS (liabilities)	—	—	(25,249)	(25,249)
Fair value adjustment to the borrowings subject to TRS	—	—	8,869	8,869
Redeemable noncontrolling interest	—	—	(171,743)	(171,743)
Total	$—	$(343)	$(284,580)	$(284,923)

(1)	As of June 30, 2014, the redeemable noncontrolling interest is recorded at book value.
The following table presents a reconciliation of all financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements
	Redeemable Noncontrolling Interest	Interest Rate Swaps	Net TRS	Fair value adjustment to the borrowings subject to TRS	Total TRS Related	Total
	(in thousands)
Six Months Ended June 30, 2014
Balance, January 1, 2014	$(171,743)	$(97,360)	$(24,346)	$8,869	$(15,477)	$(284,580)
Loss attributable to redeemable noncontrolling interest	7,191	—	—	—	—	7,191
Total realized and unrealized gains (losses):
Included in earnings	—	—	2,886	(2,211)	675	675
Included in other comprehensive income	—	9,217	—	—	—	9,217
Included in additional paid-in capital	(28,390)	—	—	—	—	(28,390)
Balance, June 30, 2014	$(192,942)	$(88,143)	$(21,460)	$6,658	$(14,802)	$(295,887)
Six Months Ended June 30, 2013
Balance, January 1, 2013	$(240,790)	$(131,634)	$(6,108)	$9,890	$3,782	$(368,642)
Loss attributable to redeemable noncontrolling interest	11,373	—	—	—	—	11,373
Total realized and unrealized gains (losses):
Included in earnings	—	—	(1,621)	(104)	(1,725)	(1,725)
Included in other comprehensive income	—	23,589	—	—	—	23,589
Included in additional paid-in capital	(2,237)	—	—	—	—	(2,237)
Balance, June 30, 2013	$(231,654)	$(108,045)	$(7,729)	$9,786	$2,057	$(337,642)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents quantitative information about the significant unobservable inputs used to estimate the fair value of financial instruments measured on a recurring basis as of June 30, 2014:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value June 30, 2014	Valuation Technique	Unobservable Input	Input Values
	(in thousands)
Credit valuation adjustment of interest rate swap	$5,283	Potential future exposure	Credit spread	4.00%
TRS	$(21,460)	Bond quote	Discount rate	N/A(1)
			Capitalization rate	N/A(1)
Fair value adjustment to the borrowings subject to TRS	$6,658	Bond quote	Discount rate	N/A(1)
			Capitalization rate	N/A(1)

(1)	The Company does not have access to certain significant unobservable inputs used by these third parties to determine these fair values.
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
The following table summarizes the fair value of nonrecourse mortgage debt and notes payable (exclusive of the fair value of derivatives), revolving credit facility, convertible senior debt and nonrecourse mortgage debt of development property held for sale:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Fixed Rate Debt	$2,925,164	$3,257,591	$3,281,337	$3,488,406
Variable Rate Debt	2,118,939	2,108,459	1,998,169	1,954,136
Total	$5,044,103	$5,366,050	$5,279,506	$5,442,542
Impairment of real estate and unconsolidated entities is also subject to fair value measurements (see Note J – Impairment of Real Estate and Impairment of Unconsolidated Entities).

G. Capital Stock
In June 2014, the Company exchanged 673,565 Class A Common Units for 673,565 shares of Class A common stock pursuant to the Master Contribution Agreement to one of the BCR Entities. See Note A – Accounting Policies, Related Party Transactions for detailed information.
On April 16, 2013, the Company entered into separate, privately negotiated exchange agreements with certain holders of its Puttable Equity-Linked Senior Notes due 2014 ("2014 Senior Notes") to exchange such notes for Class A common stock. Under the terms of the agreements, holders agreed to exchange $138,853,000 in aggregate principal amount of 2014 Senior Notes for a total of 9,549,721 shares of Class A common stock and a cash payment of $4,860,000 for additional exchange consideration, accrued interest and in lieu of fractional shares.
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
On March 13, 2013, the Company settled an equity call hedge transaction that was entered into in connection with the original issuance of the Series A preferred stock. As a result, the Company received 765,134 shares of Class A common stock valued at $16.82 per share for a total of $12,868,000 and cash payments of $10,231,000. In accordance with accounting guidance on equity hedge transactions, amounts received upon settlement of equity call hedge transactions in which the Company has the choice of net share settlement or net cash settlement are reflected as an increase to additional paid-in capital.
The Company declared and paid Series A preferred stock dividends of $0 and $185,000 during the three and six months ended June 30, 2013.

H. Stock-Based Compensation
The Company's 1994 Stock Plan, as amended to the date hereof (the "Plan"), permits the award of Class A stock options, restricted stock, performance shares and other equity awards to key employees and nonemployee directors of the Company. Substantially all of the awards are made annually within 90 days of the Company's year-end, which changed to December 31 from January 31, effective as of December 31, 2013. As a result, the annual grant for 2014 occurred in March 2014 and is not included in the financial statements for the three months ended June 30, 2014. The annual grant for 2013 occurred in April 2013 and is included in the results for the three months ended June 30, 2013.
During the six months ended June 30, 2014, the Company granted 233,914 stock options, 602,602 shares of restricted stock and 309,750 performance shares under the Plan. The stock options had a grant-date fair value of $11.60, which was computed using the Black-Scholes option-pricing model using the following assumptions: expected term of 5.5 years, expected volatility of 71.5%, risk-free interest rate of 1.91%, and expected dividend yield of 0%. The exercise price of the options is $18.73, the closing price of the underlying Class A common stock on the date of grant. The restricted stock had a grant-date fair value of $18.73 per share, the closing price of the Class A common stock on the date of grant. The performance shares had a grant-date fair value of $18.23 per share, which was computed using a Monte Carlo simulation.
At June 30, 2014, $4,276,000 of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 31 months, $22,494,000 of unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 33 months, and $10,683,000 of unrecognized compensation cost related to performance shares is expected to be recognized over a weighted-average period of 33 months.
The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Stock option costs	$523	$1,309	$1,979	$1,900
Restricted stock costs	2,579	3,294	6,303	6,015
Performance share costs	1,089	736	1,940	1,075
Total stock-based compensation costs	4,191	5,339	10,222	8,990
Less amount capitalized into qualifying real estate projects	(555)	(1,666)	(2,620)	(3,099)
Amount charged to operating expenses	3,636	3,673	7,602	5,891
Depreciation expense on capitalized stock-based compensation	189	245	447	469
Total stock-based compensation expense	$3,825	$3,918	$8,049	$6,360
Deferred income tax benefit	$1,455	$1,453	$3,021	$2,333
The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the six months ended June 30, 2014 and 2013 was $1,358,000 and $973,000, respectively.
In connection with the vesting of restricted stock during the six months ended June 30, 2014 and 2013, the Company repurchased 204,574 shares and 183,375 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $3,781,000 and $3,226,000, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

I. Write-Off of Abandoned Development Projects and Demolition Costs
On a quarterly basis, the Company reviews each project under development to determine whether it is probable that the project will be developed. If management determines that the project will not be developed, project costs and other expenses related to the project are written off and expensed as an abandoned development project cost. The Company abandons projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or third party challenges related to entitlements or public financing. The Company wrote off abandoned development projects of $933,000 during the three and six months ended June 30, 2014 and $657,000 and $13,553,000 during the three and six months ended June 30, 2013, respectively. The amounts for 2014 include $650,000 of non-capitalizable demolition costs at Ten MetroTech Center.

J. Impairment of Real Estate and Impairment of Unconsolidated Entities
Impairment of Real Estate
The Company reviews its real estate for impairment whenever events or changes indicate that its carrying value may not be recoverable. In order to determine whether the carrying costs are recoverable from estimated future undiscounted cash flows, the Company uses various assumptions that include future net operating income, estimated holding periods, risk of foreclosure and estimated cash proceeds received upon the disposition of the asset. If the carrying costs are not recoverable, the Company records an impairment charge to reduce the carrying value to estimated fair value. The assumptions used to estimate fair value are Level 2 or 3 inputs. The Company’s assumptions are based on current information. If the conditions deteriorate or if the Company’s plans regarding its assets change, additional impairment charges may occur in the future.
The impairments recorded during the three and six months ended June 30, 2014 and 2013 represent write-downs to estimated fair value due to a change in events, such as a change in strategy for certain assets, bona fide third-party purchase offers or changes in certain assumptions, including estimated holding periods and current market conditions and the impact of these assumptions to the properties’ estimated future cash flows.
The following table summarizes the Company’s impairment of real estate included in continuing operations:

		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
		(in thousands)
Avenue at Tower City Center (Specialty Retail Center)	Cleveland, Ohio	$72,473	$—	$72,473	$—
Office Buildings:
Terminal Tower	Cleveland, Ohio	42,208	—	42,208	—
Post Office Plaza	Cleveland, Ohio	14,378	—	14,378	—
Other		770	1,175	770	1,175
		$129,829	$1,175	$129,829	$1,175
The Company continues to execute its strategy of focusing on core products located in core markets. In executing this strategy, the Company began serious negotiations for the sale of several operating assets in Cleveland, Ohio during the three months ended June 30, 2014. At June 30, 2014, discussions with a potential purchaser were at various stages for each of the assets and remained subject to further negotiation and applicable due diligence periods. Based on the advanced status of the discussions, the Company reviewed and adjusted the estimated holding periods of each applicable asset and in each case increased the likelihood of a near term sale. As a result, the estimated probability weighted undiscounted cash flows no longer exceed the carrying value of certain assets, requiring the Company to adjust the carrying value of those assets as described in the above table, to their estimated fair value. As such, the Company recorded impairment charges of $129,829,000 during the three and six months ended June 30, 2014.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of real estate for the six months ended June 30, 2014 and 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value of Real Estate	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
June 30, 2014
Impairment of real estate	$44,200	Discounted Cash Flows	Market Capitalization Rate	8.0% - 10.0%
			Discount Rate	10.5% - 12.0%
Impairment of real estate	$34,750	Indicative Bids	Indicative Bids	N/A (1)
June 30, 2013
Impairment of real estate	$1,700	Indicative Bids	Indicative Bids	N/A (1)

(1)	This fair value measurement was derived from a bona fide purchase offer from third party prospective buyers, subject to the Company's corroboration for reasonableness.
Impairment of Unconsolidated Entities
The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate its carrying value in the investments may be in excess of fair value. An equity method investment’s value is impaired if management’s estimate of its fair value is less than the carrying value and the difference is deemed to be other-than-temporary. In estimating fair value, the Company uses varying assumptions that may include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, all of which are considered Level 3 inputs. For recently opened properties, assumptions also include the timing of initial property lease up. In the event initial property lease up assumptions differ from actual results, estimated future discounted cash flows may vary, resulting in impairment charges in future periods. There were no impairments of unconsolidated entities recorded during the three and six months ended June 30, 2014 and 2013.

K. Net Gain on Land Held for Divestiture Activity
On January 31, 2012, the Board of Directors of the Company approved a strategic decision by senior management to reposition portions of the Company's Land Development Group and focus on core rental properties in core markets.
The Company disposed of the land held for divestiture through December 31, 2013 and recorded the activity for consolidated land projects and those accounted for on the equity method of accounting on separate financial statement line items in the Consolidated Statements of Operations.
The following table summarizes the net gain on land held for divestiture activity of consolidated entities:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in thousands)
Sales of land held for divestiture	$1,184	$11,906
Cost of sales of land held for divestiture	(63)	(1,744)
Gain on extinguishment of debt of land held for divestiture	—	2,146
Net gain on land held for divestiture activity	$1,121	$12,308
The Company recorded net gains on land held for divestiture activity of unconsolidated entities of $682,000 and $2,511,000 during the three and six months ended June 30, 2013, respectively.

L. Loss on Extinguishment of Debt
For the three and six months ended June 30, 2014, the Company recorded $714,000 and $878,000, respectively, as loss on extinguishment of debt. For the three and six months ended June 30, 2013, the Company recorded $4,975,000 and $4,948,000, respectively, as loss on extinguishment of debt. The amounts for 2013 primarily relate to a loss of $4,762,000 on the exchange of the 2014 Senior Notes for Class A common stock.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

M. Net Loss on Disposition of Partial Interest in Development Project
On June 30, 2014, the Company entered into a joint venture with Greenland USA, a subsidiary of Shanghai-based Greenland Group, a Chinese state-owned enterprise ("Greenland"), to develop Pacific Park Brooklyn (formerly Brooklyn Atlantic Yards), a 22 acre mixed-use project in Brooklyn, New York. The joint venture will execute on the remaining development rights of the entire project, including the infrastructure and vertical construction of the residential units, but excludes Barclays Center arena and the under construction B2 BKLYN apartment community. Under the joint venture, Greenland acquired 70% of the entire project and will co-develop the entire project with the Company, along with sharing in the entire project costs going forward in proportion to ownership interests. For its 70% equity interest, Greenland invested cash and assumed 70% of the nonrecourse mortgage debt on the project. At June 30, 2014, $163,660,000, which represents approximately 80% of the cash purchase price, net of transaction costs, was received by the Company. The remaining cash purchase price of approximately $42,991,000 is included in notes and accounts receivable and payable 90 days after closing. The transaction resulted in a net loss on disposition of partial interest in development project of $19,590,000 ($16,211,000, net of noncontrolling interests) during the three and six months ended June 30, 2014. Upon closing, the Company determined it was not the primary beneficiary of the joint venture. As a result, the Company deconsolidated the Pacific Park Brooklyn development project and will account for the joint venture on the equity method of accounting.

N. Income Taxes
Income tax benefit was $46,947,000 and $18,470,000 for the three months ended June 30, 2014 and 2013, respectively, and $43,016,000 and $27,135,000 for the six months ended June 30, 2014 and 2013, respectively. The difference in recorded income tax expense/benefit versus income tax expense/benefit computed at the statutory federal income tax rate is primarily attributable to state income taxes, changes in state net operating losses, additional general business credits, changes to valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.
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

O. Discontinued Operations and Gain on Disposition of Rental Properties
See Note A – Accounting Policies, New Accounting Guidance for discussion of adoption of new discontinued operations accounting guidance during the six months ended June 30, 2014.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the rental properties included in discontinued operations:

Property	Location	Square Feet/ Number of Units	Period Disposed	Three Months Ended 6/30/14	Six Months Ended 6/30/14	Three Months Ended 6/30/13	Six Months Ended 6/30/13
Commercial Group:
Promenade Bolingbrook	Bolingbrook, Illinois	771,000 square feet	Q2-2014	Yes	Yes	Yes	Yes
Quartermaster Plaza	Philadelphia, Pennsylvania	456,000 square feet	Q1-2014	—	Yes	Yes	Yes
Mesa del Sol - 5600 University SE	Albuquerque, New Mexico	87,000 square feet	Q1-2014	—	Yes	Yes	Yes
Orchard Town Center	Westminster, Colorado	603,000 square feet	Q4-2013	—	—	Yes	Yes
Colorado Studios	Denver, Colorado	75,000 square feet	Q3-2013	—	—	Yes	Yes
Higbee Building	Cleveland, Ohio	815,000 square feet	Q3-2013	—	—	Yes	Yes
Sheraton Station Square	Pittsburgh, Pennsylvania	399 rooms	Q3-2013	—	—	Yes	Yes
Two triple net lease properties	Various	138,000 square feet	Various (1)	—	—	Yes	Yes
Residential Group:
Millender Center	Detroit, Michigan	339 units	Q1-2013	—	—	—	Yes

(1)	Includes one triple net lease property disposed of during Q4-2013 and one triple net lease property disposed of during Q1-2013.
The following table summarizes the operating results related to discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues	$39	$21,189	$7,034	$46,426
Expenses
Operating expenses	(1,749)	10,171	3,026	26,096
Depreciation and amortization	—	4,162	987	8,475
	(1,749)	14,333	4,013	34,571

Interest expense	(55)	(3,840)	(5,538)	(7,830)
Amortization of mortgage procurement costs	—	(180)	(41)	(361)
Loss on extinguishment of debt	(431)	—	(448)	(40)
Interest and other income	—	112	—	226
Gain on disposition of rental properties	1,276	—	28,100	21,471
Earnings before income taxes	2,578	2,948	25,094	25,321
Income tax expense	1,438	1,123	12,082	7,763
Earnings from discontinued operations	1,140	1,825	13,012	17,558
Noncontrolling interest
Gain on disposition of rental properties	—	—	58	5,835
Operating earnings (loss) from rental properties	—	48	(8)	64
	—	48	50	5,899
Earnings from discontinued operations attributable to Forest City Enterprises, Inc.	$1,140	$1,777	$12,962	$11,659
The following table summarizes the pre-tax gain on disposition of rental properties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Promenade Bolingbrook (Regional Mall)	$1,276	$—	$1,276	$—
Quartermaster Plaza (Specialty Retail Center)	—	—	26,373	—
Mesa del Sol - 5600 University SE (Office Building)	—	—	451	—
Millender Center (Apartment Community)	—	—	—	21,660
Other	—	—	—	(189)
	$1,276	$—	$28,100	$21,471

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Gain on Disposition of Unconsolidated Entities
Upon disposition, investments accounted for on the equity method are not classified as discontinued operations; therefore, gains or losses on the disposition of these properties are reported in continuing operations. The following table summarizes gains on the disposition of unconsolidated entities, which are included in equity in earnings:

		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
		(in thousands)
Specialty Retail Centers:
Golden Gate	Mayfield Heights, Ohio	$16,440	$—	$16,440	$—
Plaza at Robinson Town Center	Pittsburgh, Pennsylvania	—	(1,510)	—	(1,510)
Apartment Communities:
Westwood Reserve	Tampa, Florida	—	—	8,904	—
Legacy Crossroads	Cary, North Carolina	—	—	6,216	—
Colonial Grand	Tampa, Florida	—	—	4,904	—
Legacy Arboretum	Charlotte, North Carolina	—	—	3,257	—
Barrington Place	Raleigh, North Carolina	—	—	1,515	—
Other		(350)	—	(350)	—
		$16,090	$(1,510)	$40,886	$(1,510)

P. Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The Class A Common Units, which are reflected as noncontrolling interests in the Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Class A Common Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with a put or conversion of the 2014 Senior Notes, 2016 Senior Notes, 2018 Senior Notes, 2020 Senior Notes and Series A preferred stock is included in the computation of diluted EPS using the if-converted method. The loss from continuing operations attributable to Forest City Enterprises, Inc. for the three and six months ended June 30, 2014 and 2013 was allocated solely to holders of common stock as the participating security holders do not share in the losses.
The reconciliation of the basic and diluted EPS computations is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerators (in thousands)
Loss from continuing operations attributable to Forest City Enterprises, Inc.	$(94,132)	$(36,717)	$(90,434)	$(66,190)
Preferred dividends	—	—	—	(185)
Loss from continuing operations attributable to common shareholders ‑ Basic and Diluted	$(94,132)	$(36,717)	$(90,434)	$(66,375)
Net loss attributable to Forest City Enterprises, Inc.	$(92,992)	$(34,940)	$(77,472)	$(54,531)
Preferred dividends	—	—	—	(185)
Net loss attributable to common shareholders ‑ Basic and Diluted	$(92,992)	$(34,940)	$(77,472)	$(54,716)
Denominators
Weighted average shares outstanding ‑ Basic and Diluted (1)	198,341,355	191,357,242	198,041,879	187,604,085
Earnings Per Share
Loss from continuing operations attributable to common shareholders ‑ Basic and Diluted	$(0.47)	$(0.19)	$(0.46)	$(0.35)
Net loss attributable to common shareholders ‑ Basic and Diluted	$(0.47)	$(0.18)	$(0.39)	$(0.29)

(1)
Incremental shares from dilutive options, restricted stock, performance shares and convertible securities aggregating 37,140,789 and 37,425,371 for the three and six months ended June 30, 2014, respectively, and 31,553,214 and 35,331,648 for the three and six months ended June 30, 2013, respectively were not included in the computation of diluted EPS because their effect is anti-dilutive due to the loss from continuing operations. Weighted-average options, restricted stock and performance shares of 3,974,932 and 3,585,274 for the three and six months ended June 30, 2014, respectively, and 3,441,229 and 3,544,050 for the three and six months ended June 30, 2013, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive under the treasury stock method.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Q. Segment Information
The following tables summarize financial data for the Company's reportable operating segments. All amounts in the following tables are presented in thousands.

	June 30, 2014	December 31, 2013
	Identifiable Assets
Commercial Group	$4,300,903	$5,120,360
Residential Group	2,727,891	2,468,708
Arena	965,774	984,937
Land Development Group	285,587	260,070
Corporate Activities	271,366	117,950
	$8,551,521	$8,952,025

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	Revenues				Operating Expenses
Commercial Group	$123,791	$177,921	$253,876	$350,802	$73,157	$97,746	$154,705	$197,327
Residential Group	61,553	63,950	127,222	127,281	37,673	47,497	83,342	95,024
Arena	24,572	26,853	59,929	50,993	14,818	21,898	38,294	40,310
Land Development Group	19,721	9,191	38,147	18,805	10,100	6,387	18,949	14,075
Corporate Activities	—	—	—	—	10,059	13,478	21,620	24,537
	$229,637	$277,915	$479,174	$547,881	$145,807	$187,006	$316,910	$371,273

	Depreciation and Amortization				Interest Expense
Commercial Group	$32,193	$58,102	$62,452	$99,787	$32,279	$49,216	$66,845	$99,428
Residential Group	17,656	13,490	33,052	30,021	5,817	10,109	15,002	16,716
Arena	8,674	8,001	17,206	16,374	9,649	9,393	19,206	18,275
Land Development Group	95	103	181	429	(147)	(167)	(285)	(438)
Corporate Activities	700	756	1,436	1,645	9,555	14,545	18,837	30,598
	$59,318	$80,452	$114,327	$148,256	$57,153	$83,096	$119,605	$164,579

	Interest and Other Income				Capital Expenditures
Commercial Group	$2,222	$2,146	$4,006	$4,070	$49,381	$49,752	$80,378	$108,624
Residential Group	6,599	6,307	13,044	12,261	71,058	57,276	144,849	97,700
Arena	—	—	—	—	615	17,893	6,552	32,913
Land Development Group	3,462	3,210	6,707	5,932	—	122	16	829
Corporate Activities	92	112	121	162	15	229	15	452
	$12,375	$11,775	$23,878	$22,425	$121,069	$125,272	$231,810	$240,518
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The reconciliations of net earnings (loss) to FFO by segment are shown in the following tables. All amounts are presented in thousands.

Three Months Ended June 30, 2014	Commercial Group	Residential Group	Arena	Land Development Group	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(135,934)	$10,934	$(4,511)	$11,493	$25,026	$(92,992)
Depreciation and amortization – Real Estate Groups	45,764	24,855	5,000	42	—	75,661
Gain on disposition of unconsolidated entities	(16,090)	—	—	—	—	(16,090)
Impairment of consolidated depreciable real estate	129,059	—	—	—	—	129,059
Discontinued operations:
Gain on disposition of rental properties	(1,276)	—	—	—	—	(1,276)
Income tax expense (benefit) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	8,820	8,820
Impairment of depreciable real estate	—	—	—	—	(50,053)	(50,053)
FFO	$21,523	$35,789	$489	$11,535	$(16,207)	$53,129

Three Months Ended June 30, 2013	Commercial Group	Residential Group	Arena	Land Development Group	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(22,300)	$5,002	$(6,757)	$7,350	$(18,235)	$(34,940)
Depreciation and amortization – Real Estate Groups	66,914	21,495	4,657	149	—	93,215
Loss on disposition of unconsolidated entities	1,510	—	—	—	—	1,510
Impairment of consolidated depreciable real estate	—	1,175	—	—	—	1,175
Discontinued operations:
Depreciation and amortization – Real Estate Groups	4,175	32	—	—	—	4,207
Income tax benefit on non-FFO:
Gain on disposition of rental properties	—	—	—	—	(649)	(649)
Impairment of depreciable real estate	—	—	—	—	(456)	(456)
FFO	$50,299	$27,704	$(2,100)	$7,499	$(19,340)	$64,062

Six Months Ended June 30, 2014	Commercial Group	Residential Group	Arena	Land Development Group	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(123,604)	$43,101	$(7,803)	$23,086	$(12,252)	$(77,472)
Depreciation and amortization – Real Estate Groups	88,473	47,192	9,941	75	—	145,681
Net loss on disposition of partial interests in rental properties	467	—	—	—	—	467
Gain on disposition of unconsolidated entities	(16,090)	(24,796)	—	—	—	(40,886)
Impairment of consolidated depreciable real estate	129,059	—	—	—	—	129,059
Discontinued operations:
Depreciation and amortization – Real Estate Groups	986	—	—	—	—	986
Gain on disposition of rental properties	(28,042)	—	—	—	—	(28,042)
Income tax expense (benefit) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	28,718	28,718
Impairment of depreciable real estate	—	—	—	—	(50,053)	(50,053)
FFO	$51,249	$65,497	$2,138	$23,161	$(33,587)	$108,458

Six Months Ended June 30, 2013	Commercial Group	Residential Group	Arena	Land Development Group	Corporate Activities	Total
Net earnings (loss) attributable to common shareholders	$(46,258)	$21,198	$(13,043)	$28,742	$(45,355)	$(54,716)
Preferred dividends	—	—	—	—	185	185
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(46,258)	$21,198	$(13,043)	$28,742	$(45,170)	$(54,531)
Depreciation and amortization – Real Estate Groups	117,608	45,984	9,549	381	—	173,522
Loss on disposition of unconsolidated entities	1,510	—	—	—	—	1,510
Impairment of consolidated depreciable real estate	—	1,175	—	—	—	1,175
Discontinued operations:
Depreciation and amortization – Real Estate Groups	8,333	171	—	—	—	8,504
(Gain) loss on disposition of rental properties	189	(15,825)	—	—	—	(15,636)
Income tax expense (benefit) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	5,472	5,472
Impairment of depreciable real estate	—	—	—	—	(456)	(456)
FFO	$81,382	$52,703	$(3,494)	$29,123	$(40,154)	$119,560

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

RESULTS OF OPERATIONS
Corporate Description
We principally engage in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. We operate through three strategic business units and have five reportable operating segments. The three strategic business units, which represent four reportable operating segments, are the Commercial Group, Residential Group and Land Development Group (collectively, the “Real Estate Groups”). The Commercial Group, our largest strategic business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings and mixed-use projects. Additionally, it operates Barclays Center, a sports and entertainment arena located in Brooklyn, New York, which is reported as a separate reportable operating segment (“Arena”). The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. The Residential Group also owns interests in entities that develop and manage military family housing. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers primarily at its Stapleton project in Denver, Colorado.
Corporate Activities is the other reportable operating segment, which includes The Nets, a member of the National Basketball Association ("NBA"), in which we account for our investment on the equity method of accounting.
We have approximately $8.6 billion of consolidated assets in 25 states and the District of Columbia at June 30, 2014. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia and the greater metropolitan areas of New York City, San Francisco and Washington D.C. We have offices in Albuquerque, Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C. and our corporate headquarters in Cleveland, Ohio.
Significant milestones during the second quarter of 2014 include:

•
Entering into a joint venture with Greenland USA, a subsidiary of Shanghai-based Greenland Group Co. ("Greenland") to develop the Pacific Park Brooklyn (formerly Brooklyn Atlantic Yards) project in Brooklyn, New York. Under the joint venture, Greenland acquired 70% of the project and will co-develop the project with us and share in the entire project costs going forward in proportion to ownership interests. The transaction resulted in cash proceeds, including the release of restricted cash of approximately $199,528,000, with an additional $42,991,000 of cash proceeds payable 90 days after the closing of the agreement;

•	The closing on a three-year $350,000,000 bridge financing for Westchester's Ridge Hill, a specialty retail center in Yonkers, New York;

•
The sale of Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois, 818 Mission Street and Bulletin Building, unconsolidated office buildings in San Francisco, California, and Golden Gate, an unconsolidated specialty retail center in Mayfield Heights, Ohio. The sales generated cash liquidity of $20,649,000;

•	Began phased openings of:

◦	Radian, a 240 unit apartment community in Boston, Massachusetts; and

◦	The Yards - Twelve12, a 218 unit apartment community in Washington, D.C.; and

•	The closing of $82,743,000 of nonrecourse mortgage financing transactions.
In addition, subsequent to June 30, 2014, we achieved the following significant milestone:

•
Addressing $36,955,000 of the remaining $148,613,000 of nonrecourse mortgage debt financings that would have matured during the year ending December 31, 2014, through commitments and/or automatic extensions.

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
Reconciliation of Earnings (Loss) Before Income Taxes (GAAP) to Net Operating Income (non-GAAP) (in thousands):

	Six Months Ended June 30,
	2014		2013
Loss before income taxes (GAAP)		$(203,380)		$(126,437)
Earnings from unconsolidated entities	$61,197		$15,267
Net gain on land held for divestiture of unconsolidated entities	—		(2,511)
(Gain) loss on disposition of unconsolidated entities	(40,886)		1,510
Depreciation and amortization of unconsolidated entities	44,572		38,162
Interest expense of unconsolidated entities	55,905		49,384
(Gain) loss on extinguishment of debt of unconsolidated entities	296		(811)
Total NOI from unconsolidated entities	$121,084	121,084	$101,001	101,001
Interest expense		119,605		164,579
Loss on extinguishment of debt		878		4,948
Net gain on land held for divestiture activity		—		(12,308)
Net loss on disposition of partial interest in development project		19,590		—
Net loss on disposition of partial interest in rental properties		467		—
Impairment of consolidated real estate		129,829		1,175
Depreciation and amortization—Real Estate Groups		112,060		145,696
Amortization of mortgage procurement costs		3,893		5,267
Straight-line rent adjustment		(3,454)		(6,058)
Net operating income (Non-GAAP)		$300,572		$277,863

Comparable NOI
In addition to NOI, we use comparable NOI as a metric to evaluate performance of our operating rental property portfolio, specifically for multi-family, office and retail properties. This measure provides a same-store comparison of operating results of all stabilized properties that are open and operating in both periods presented. Write-offs of abandoned development projects, non-capitalizable development costs and unallocated management and service company overhead, net of tax credit income, are not directly attributable to an operating property and are considered non-comparable NOI. In addition, certain income and expense items at the property level, such as lease termination income, real estate tax assessments or rebates and participation payments as a result of refinancing transactions and NOI impacts of changes in ownership percentages, are removed from comparable NOI and are included in non-comparable NOI. Other properties and activities such as Arena, hotels, subsidized senior housing, military housing, corporate activities and land are not evaluated on a same-store basis and the NOI from these properties and activities is considered non-comparable NOI.
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
For the six months ended June 30, 2014, comparable NOI decreased 0.6% for retail and increased 4.8% for office and 5.2% for residential compared with the same period in the prior year.

The following is a reconciliation of comparable NOI to total NOI.

	Net Operating Income (in thousands)
	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
Full Consolidation	Comparable	Non-Comparable	Total	Comparable	Non-Comparable	Total

Retail	$70,951	$13,739	$84,690	$71,414	$39,113	$110,527
Office	116,417	(1,972)	114,445	111,215	918	112,133
Apartments	79,810	3,560	83,370	75,961	(657)	75,304
Arena	—	21,221	21,221	—	10,683	10,683
Subsidized Senior Housing	—	7,081	7,081	—	7,290	7,290
Military Housing	—	10,680	10,680	—	11,952	11,952
Hotels	—	—	—	—	1,391	1,391
Land Sales	—	488	488	—	8,942	8,942
Write-offs of abandoned development projects and demolition costs	—	(933)	(933)	—	(13,553)	(13,553)
Other	—	(22,636)	(22,636)	—	(28,235)	(28,235)

Total Rental Properties	$267,178	$31,228	$298,406	$258,590	$37,844	$296,434

Land Development Group	$—	$26,515	$26,515	$—	$10,657	$10,657
Corporate Activities	$—	$(24,349)	$(24,349)	$—	$(29,228)	$(29,228)

Grand Total	$267,178	$33,394	$300,572	$258,590	$19,273	$277,863

	Six Months Ended June 30,
Comparable NOI (net of Noncontrolling Interests ("NCI"))	2014	2013	% Change
	(in thousands)
Retail Comparable NOI	$70,951	$71,414
NOI attributable to NCI	—	—
Subtotal Retail	70,951	71,414	(0.6)%

Office Comparable NOI	116,417	111,215
NOI attributable to NCI	(4,650)	(4,535)
Subtotal Office	111,767	106,680	4.8%

Apartments Comparable NOI	79,810	75,961
NOI attributable to NCI	(748)	(799)
Subtotal Apartments	79,062	75,162	5.2%

Grand Total Comparable NOI (net of NCI)	$261,780	$253,256	3.4%

Net Operating Income by Product Type
Full Consolidation (in thousands)

Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

NOI by Product Type	$327,269	NOI by Product Type	$327,878
Hotels	—	Hotels	1,391
Non-outlot land sale	—	Non-outlot land sale	8,927
Arena	21,221	Arena	10,683
Corporate Activities	(24,349)	Corporate Activities	(29,228)
Write-offs of abandoned development projects and demolition costs	(933)	Write-offs of abandoned development projects	(13,553)
Other (3)	(22,636)	Other (3)	(28,235)
Grand Total NOI	$300,572	Grand Total NOI	$277,863

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
The table below reconciles net earnings (loss), the most comparable GAAP measure, to FFO, a non-GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net loss attributable to Forest City Enterprises, Inc.	$(92,992)	$(34,940)	$(77,472)	$(54,531)
Depreciation and Amortization—Real Estate Groups (1)	75,661	97,422	146,667	182,026
Impairment of depreciable rental properties	129,059	1,175	129,059	1,175
(Gain) loss on disposition of full or partial interests in rental properties	(17,366)	1,510	(68,461)	(14,126)
Income tax expense (benefit) adjustment — current and deferred (2):
Gain (loss) on disposition of full or partial interests in rental properties	8,820	(649)	28,718	5,472
Impairment of depreciable rental properties	(50,053)	(456)	(50,053)	(456)
FFO	$53,129	$64,062	$108,458	$119,560

FFO Per Share - Diluted
Numerator (in thousands):
FFO	$53,129	$64,062	$108,458	$119,560
If-Converted Method (adjustments for interest, net of tax):
3.625% Notes due 2014	—	513	—	1,623
5.000% Notes due 2016	382	382	765	765
4.250% Notes due 2018	2,277	2,277	4,554	4,554
3.625% Notes due 2020	1,664	—	3,328	—
FFO for per share data	$57,452	$67,234	$117,105	$126,502
Denominator:
Weighted average shares outstanding—Basic	198,341,355	191,357,242	198,041,879	187,604,085
Effect of stock options, restricted stock and performance shares	1,540,864	1,802,779	1,733,435	1,624,399
Effect of convertible preferred stock	—	—	—	279,333
Effect of convertible debt	32,138,215	26,103,680	32,138,215	29,781,161
Effect of convertible Class A Common Units	3,461,710	3,646,755	3,553,721	3,646,755
Weighted average shares outstanding - Diluted	235,482,144	222,910,456	235,467,250	222,935,733
FFO Per Share	$0.24	$0.30	$0.50	$0.57

(1)	The following table provides detail of depreciation and amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Full Consolidation	$59,318	$80,452	$114,327	$148,256
Non-Real Estate	(1,090)	(1,171)	(2,267)	(2,560)
Real Estate Groups Full Consolidation	58,228	79,281	112,060	145,696
Real Estate Groups related to noncontrolling interest	(4,747)	(4,353)	(9,362)	(8,799)
Real Estate Groups Unconsolidated	22,180	18,287	42,983	36,625
Real Estate Groups Discontinued Operations	—	4,207	986	8,504
Real Estate Groups at our proportional share	$75,661	$97,422	$146,667	$182,026

(2)	The following table provides detail of income tax expense (benefit):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Income tax expense (benefit) on FFO
Operating Earnings:
Current taxes	$(15,215)	$(11,870)	$(6,582)	$(45,377)
Deferred taxes	10,939	(4,372)	(3,017)	20,989
Total income tax expense (benefit) on FFO	(4,276)	(16,242)	(9,599)	(24,388)

Income tax expense (benefit) on non-FFO
Disposition of full or partial interests in rental properties:
Current taxes	$(13,292)	$7,618	$15,756	$8,980
Deferred taxes	22,112	(8,267)	12,962	(3,508)
Disposition of full or partial interests in rental properties	8,820	(649)	28,718	5,472

Impairment of depreciable rental properties
Deferred taxes	$(50,053)	$(456)	$(50,053)	$(456)
Total income tax expense (benefit) on non-FFO	(41,233)	(1,105)	(21,335)	5,016
Grand Total	$(45,509)	$(17,347)	$(30,934)	$(19,372)

Operating FFO
In addition to reporting FFO, we report Operating FFO as an additional measure of our operating performance. We believe it is appropriate to adjust FFO for significant items driven by transactional activity and factors relating to the financial and real estate markets, rather than factors specific to the on-going operating performance of our properties. We use Operating FFO as an indicator of continuing operating results in planning and executing our business strategy. Operating FFO should not be considered to be an alternative to net earnings computed under GAAP as an indicator of our operating performance and may not be directly comparable to similarly titled measures used by other companies.
We define Operating FFO as FFO adjusted to exclude: i) activity related to our land held for divestiture (including impairment charges); ii) impairment of non-depreciable real estate; iii) write-offs of abandoned development projects; iv) income recognized on state and federal historic and other tax credits; v) gains or losses from extinguishment of debt; vi) change in fair market value of nondesignated hedges; vii) gains or losses on change in control of interests; viii) the adjustment to recognize rental revenues and rental expense using the straight-line method; ix) participation payments to ground lessors on refinancing of our properties; x) other transactional items; xi) the Nets pre-tax FFO; and xii) income taxes on FFO.

The table below reconciles FFO to Operating FFO.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
FFO	$53,129	$64,062	$108,458	$119,560
Net gain on land held for divestiture activity	—	(1,803)	—	(19,407)
Impairment of non-depreciable real estate	770	—	770	—
Write-offs of abandoned development projects and demolition costs	933	657	933	13,553
Tax credit income	(5,480)	(5,961)	(9,427)	(11,408)
(Gain) loss on extinguishment of debt	1,189	4,982	1,622	4,173
Change in fair market value of nondesignated hedges	(1,681)	2,295	2,991	1,725
Net gain on change in control of interests	—	(2,762)	(2,759)	(2,762)
Straight-line rent adjustments	(841)	(3,423)	(3,375)	(6,533)
Participation payments	—	780	1,469	1,370
Non-outlot land sales	—	(8,927)	—	(8,927)
Net loss on disposition of partial interest in development project	16,211	—	16,211	—
Nets Pre-tax FFO	261	2,152	1,414	2,898
Income tax benefit on FFO	(4,276)	(16,242)	(9,599)	(24,388)
Operating FFO	$60,215	$35,810	$108,708	$69,854

Operating FFO Per Share - Diluted
Numerator (in thousands):
Operating FFO	$60,215	$35,810	$108,708	$69,854
If-Converted Method (adjustments for interest, pre-tax):
3.625% Puttable Equity-Linked Senior Notes due 2014	—	838	—	2,650
5.000% Convertible Senior Notes due 2016	625	625	1,250	1,250
4.250% Convertible Senior Notes due 2018	3,719	—	7,438	—
3.625% Convertible Senior Notes due 2020	2,719	—	5,438	—
Operating FFO for per share data	$67,278	$37,273	$122,834	$73,754

Denominator:
Weighted average shares outstanding - Diluted (1)	235,482,144	206,760,581	235,467,250	206,785,858
Operating FFO Per Share	$0.29	$0.18	$0.52	$0.36

(1)
For the three and six months ended June 30, 2013, weighted-average shares issuable upon the conversion of convertible debt of 16,149,875 were not included in the computation of diluted Operating FFO per share because their effect is anti-dilutive under the if-converted method. As a result, adjustments to Operating FFO are not required for interest expense of $3,719,000 and $7,438,000 for the three and six months ended June 30, 2013, respectively, related to these securities.

Commercial Group
Comparable leased occupancy is 94.2% and 92.1% for retail and office, respectively, as of June 30, 2014 compared with 94.0% and 92.6%, respectively, as of June 30, 2013. Leased occupancy percentage is calculated by dividing the sum of the total tenant occupied space under the lease and vacant space under lease by total gross leasable area ("GLA"). Retail and office occupancy as of June 30, 2014 and 2013 represents leased occupancy at the end of the quarter. Occupancy data includes leases with original terms of one year or less. Comparable occupancy relates to stabilized properties opened and operated in both the three months ended June 30, 2014 and 2013.
We monitor retail and office leases expiring in the short to mid-term. Management’s plan to obtain lease renewals for expiring retail and office leases includes signing of lease extensions, if available, and active marketing for available or soon to be available space to new or existing tenants in the normal course of business.

Retail Centers
The following tables represent those new leases and GLA signed and rent per square foot ("SF") on the same space in which there was a former tenant and existing tenant renewals.
Regional Malls

Calendar Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q3 2013	37	98,124	$55.10	$46.70	18.0%
Q4 2013	24	79,493	$59.29	$49.53	19.7%
Q1 2014	32	114,132	$52.60	$42.93	22.5%
Q2 2014	60	152,130	$82.45	$63.13	30.6%
Total	153	443,879	$64.89	$51.96	24.9%

Specialty Retail Centers

Calendar Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q3 2013	4	33,643	$36.19	$42.09	(14.0)%
Q4 2013	3	4,905	$31.46	$30.24	4.0%
Q1 2014	2	8,994	$34.14	$35.37	(3.5)%
Q2 2014	18	120,433	$50.68	$44.01	15.2%
Total	27	167,975	$46.28	$42.72	8.3%

Office Buildings
The following table represent those new leases and GLA signed on the same space in which there was a former tenant and existing tenant renewals along with all other new leases signed within the rolling 12-month period.

	Same-Space Leases					Other New Leases
Calendar Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Total GLA Signed
Q3 2013	22	75,276	$19.19	$23.34	(17.8)%	6	21,107	$17.95	96,383
Q4 2013	27	120,088	$18.74	$17.63	6.3%	5	15,468	$18.50	135,556
Q1 2014	19	190,669	$47.26	$43.21	9.4%	4	11,324	$20.82	201,993
Q2 2014	20	189,441	$26.64	$23.89	11.5%	5	40,891	$24.94	230,332
Total	88	575,474	$30.80	$28.91	6.5%	20	88,790	$21.63	664,264

(1)
Retail and Office contractual rent per square foot includes base rent and fixed additional charges for common area maintenance and real estate taxes as of rental commencement. Retail contractual rent per square foot also includes fixed additional marketing/promotional charges. For all expiring leases, contractual rent per square foot includes any applicable escalations.

Residential Group
Comparable economic occupancy for the Residential Group is 94.7% for both the six months ended June 30, 2014 and 2013. Economic residential occupancy is calculated by dividing gross potential rent ("GPR") less vacancy by GPR. GPR is calculated based on actual rents per lease agreements for occupied apartment units and at market rents for vacant apartment units. Market rental rates are determined using a variety of factors which include availability of specific apartment unit types (one bedroom, two bedroom, etc.), seasonality factors and rents offered by competitive properties for similar apartment types in the same geographic market. Comparable economic occupancy relates to stabilized properties that operated in both the six months ended June 30, 2014 and 2013.

The following tables present leasing information of our Apartment Communities. Prior period amounts may differ from data as reported in previous quarters since the properties that qualify as comparable change from period to period.
Quarterly Comparison

	Leasable Units at Pro-Rata %(3)	Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
Comparable Apartment		Three Months Ended June 30,			Three Months Ended June 30,
Communities (1)		2014	2013	% Change	2014	2013	% Change
Core Markets	8,190	$1,839	$1,767	4.1%	95.8%	95.2%	0.6%
Non-Core Markets	8,550	$965	$942	2.4%	94.1%	94.4%	(0.3)%
Total Comparable Apartments	16,740	$1,392	$1,345	3.5%	95.2%	94.9%	0.3%

Year-to-Date Comparison

	Leasable Units at Pro-Rata %(3)	Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
Comparable Apartment		Six Months Ended June 30,			Six Months Ended June 30,
Communities (1)		2014	2013	% Change	2014	2013	% Change
Core Markets	8,190	$1,830	$1,762	3.9%	95.3%	95.1%	0.2%
Non-Core Markets	8,550	$961	$938	2.5%	93.6%	94.0%	(0.4)%
Total Comparable Apartments	16,740	$1,386	$1,341	3.4%	94.7%	94.7%	—

Sequential Comparison

	Leasable Units at Pro-Rata %(3)	Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
Comparable Apartment		Three Months Ended			Three Months Ended
Communities (1)		June 30, 2014	March 31, 2014	% Change	June 30, 2014	March 31, 2014	% Change
Core Markets	8,709	$1,843	$1,823	1.1%	95.8%	95.0%	0.8%
Non-Core Markets	8,550	$965	$957	0.8%	94.1%	93.1%	1.0%
Total Comparable Apartments	17,259	$1,408	$1,394	1.0%	95.2%	94.4%	0.8%

(1)
Includes stabilized apartment communities completely opened and operated in the periods presented. These apartment communities include units leased at affordable apartment rates which provide a discount from average market rental rates. For the three months ended June 30, 2014, 18.7% of leasable units in core markets and 3.8% of leasable units in non-core markets were deemed affordable housing units. Excludes all military and limited-distribution subsidized senior housing units.

(2)	Represents GPR less concessions.

(3)	Leasable units at pro-rata represent our share of total leasable units at the apartment community.

Segment Operating Results
The following tables present revenues, operating expenses, interest expense and equity in earnings by segment for the three months ended June 30, 2014 compared with the three months ended June 30, 2013. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Commercial Group	Residential Group	Arena	Land Development Group	Total
Revenues for the three months ended June 30, 2013	$177,921	$63,950	$26,853	$9,191	$277,915
Increase (decrease) due to:
Comparable portfolio	1,166	877	—	—	2,043
Non-comparable properties (1)	1,197	1,629	(2,281)	—	545
Change in accounting method due to partial sale or acquisition	(39,437)	3,664	—	—	(35,773)
Land sales	(18,422)	150	—	10,128	(8,144)
Military housing	—	(3,522)	—	—	(3,522)
Other	1,366	(5,195)	—	402	(3,427)
Revenues for the three months ended June 30, 2014	$123,791	$61,553	$24,572	$19,721	$229,637

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Operating expenses for the three months ended June 30, 2013	$13,478	$97,746	$47,497	$21,898	$6,387	$187,006
Increase (decrease) due to:
Comparable portfolio	—	1,031	(24)	—	—	1,007
Non-comparable properties (1)	—	(391)	1,023	(7,080)	—	(6,448)
Change in accounting method due to partial sale or acquisition	—	(14,267)	2,244	—	—	(12,023)
Land cost of sales	—	(9,834)	17	—	4,226	(5,591)
Military housing	—	—	(4,626)	—	—	(4,626)
Development, management, Corporate and other expenses	(3,419)	(1,128)	(8,458)	—	(513)	(13,518)
Operating expenses for the three months ended June 30, 2014	$10,059	$73,157	$37,673	$14,818	$10,100	$145,807

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Interest expense for the three months ended June 30, 2013	$14,545	$49,216	$10,109	$9,393	$(167)	$83,096
Increase (decrease) due to:
Comparable portfolio	—	(3,852)	(880)	—	—	(4,732)
Non-comparable properties (1)	—	334	458	256	—	1,048
Change in accounting method due to partial sale or acquisition	—	(14,635)	2,019	—	—	(12,616)
Capitalized interest	—	804	(1,602)	—	26	(772)
Mark-to-market adjustments on non-designated swaps	(56)	—	(3,972)	—	—	(4,028)
Corporate borrowings	(4,934)	—	—	—	—	(4,934)
Other	—	412	(315)	—	(6)	91
Interest expense for the three months ended June 30, 2014	$9,555	$32,279	$5,817	$9,649	$(147)	$57,153

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Equity in earnings (loss) for the three months ended June 30, 2013	$(2,462)	$2,410	$4,400	$—	$97	$4,445
Increase (decrease) due to:
Comparable portfolio	—	840	1,115	—	—	1,955
Recently disposed equity method properties	—	(1,200)	(224)	—	—	(1,424)
Recently opened equity method properties	—	—	(865)		—	(865)
Change in accounting method due to partial sale or acquisition	—	(73)	1,461	—	—	1,388
Current year gain on disposition	—	16,090	—	—	—	16,090
Prior year loss on disposition	—	1,510	—		—	1,510
Military housing	—	—	(297)	—	—	(297)
Subsidized senior housing	—	—	(350)	—	—	(350)
Other	2,201	1,965	133	—	417	4,716
Equity in earnings (loss) for the three months ended June 30, 2014	$(261)	$21,542	$5,373	$—	$514	$27,168

(1)
The following table presents the increases (decreases) in revenues, operating expenses and interest expense for Commercial and Residential properties in lease-up and other consolidated non-comparable properties:

		Three Months Ended June 30, 2014 vs. 2013
Property	Quarter Opened	Revenues	Operating Expenses	Interest Expense
Commercial:
Properties in lease-up:
The Yards - Boilermaker Shops	Q4-12	$182	$(16)	$(1)
The Yards - Lumbershed	Q3-13	306	201	94
Westchester's Ridge Hill	Q2-11/12	806	(584)	246
Non-comparable property:
Ballston Common Mall		(97)	8	(5)
Total Commercial		$1,197	$(391)	$334
Residential:
Properties in lease-up:
1111 Stratford	Q3-13/Q1-14	$247	$296	$218
Aster Conservatory Green	Q3-13/14	572	347	74
Botanica Eastbridge	Q3-12	130	(56)	54
The Continental	Q1-13	739	153	38
The Yards - Twelve12	Q2-14	16	186	249
Non-comparable property:
Heritage		(75)	97	(175)
Total Residential		$1,629	$1,023	$458
Commercial Group:
The decreases in revenues, operating expenses, interest expense and equity in earnings related to the change in accounting method are due to the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner in seven of our consolidated regional retail malls in 2013.
Ballston Common Mall is classified as a non-comparable property due to its upcoming planned renovation project.
Residential Group:
The increases in revenues, operating expenses, interest expense and equity in earnings related to the change in accounting method are due to the change from equity method to full consolidation of accounting for Uptown Apartments (Q2-2013) and 91 Sidney (Q1-2014), apartment communities in Oakland, California and Cambridge, Massachusetts, respectively, upon acquisition of our partners' remaining ownership interests. The decreases in revenues and operating expenses for other are primarily due to third party management fees and the expenditures associated with third party management and consulting fee arrangements.
Heritage is classified as a non-comparable property due to its ongoing renovation project resulting in a significant number of units being off-line.
Corporate Activities:
The decrease in operating expenses expenses is primarily due to a partial recovery of a legal settlement paid in a prior period, which was subsequently recovered in 2014. The decrease in interest expense is due to the redemptions of our Senior Notes due 2017 and 2034 and the exchanges of our Senior Notes due 2014 for Class A common stock, which is partially offset by the issuance of our Senior Notes due 2020 during 2013.

The following tables present revenues, operating expenses, interest expense and equity in earnings by segment for the six months ended June 30, 2014 compared with the six months ended June 30, 2013. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Commercial Group	Residential Group	Arena	Land Development Group	Total
Revenues for the six months ended June 30, 2013	$350,802	$127,281	$50,993	$18,805	$547,881
Increase (decrease) due to:
Comparable portfolio	3,396	2,033	—	—	5,429
Non-comparable properties (1)	4,103	2,559	8,936	—	15,598
Change in accounting method due to partial sale or acquisition	(80,380)	8,145	—	—	(72,235)
Land sales	(18,422)	150	—	19,047	775
Military housing	—	(7,576)	—	—	(7,576)
Other	(5,623)	(5,370)	—	295	(10,698)
Revenues for the six months ended June 30, 2014	$253,876	$127,222	$59,929	$38,147	$479,174

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Operating expenses for the six months ended June 30, 2013	$24,537	$197,327	$95,024	$40,310	$14,075	$371,273
Increase (decrease) due to:
Comparable portfolio	—	1,516	(1,665)	—	—	(149)
Non-comparable properties (1)	—	269	2,055	(2,016)	—	308
Change in accounting method due to partial sale or acquisition	—	(27,926)	4,334	—	—	(23,592)
Land cost of sales	—	(9,834)	17	—	6,487	(3,330)
Military housing	—	—	(6,666)	—	—	(6,666)
Development, management, Corporate and other expenses	(2,917)	(6,647)	(9,757)	—	(1,613)	(20,934)
Operating expenses for the six months ended June 30, 2014	$21,620	$154,705	$83,342	$38,294	$18,949	$316,910

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Interest expense for the six months ended June 30, 2013	$30,598	$99,428	$16,716	$18,275	$(438)	$164,579
Increase (decrease) due to:
Comparable portfolio	—	(6,686)	(1,462)	—	—	(8,148)
Non-comparable properties (1)	—	261	863	931	—	2,055
Change in accounting method due to partial sale or acquisition	—	(27,552)	4,796	—	—	(22,756)
Capitalized interest	—	1,528	(2,643)	—	(37)	(1,152)
Mark-to-market adjustments on non-designated swaps	(154)	(22)	(2,645)	—	—	(2,821)
Corporate borrowings	(11,607)	—	—	—	—	(11,607)
Other	—	(112)	(623)	—	190	(545)
Interest expense for the six months ended June 30, 2014	$18,837	$66,845	$15,002	$19,206	$(285)	$119,605

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Equity in earnings (loss) for the six months ended June 30, 2013	$(3,208)	$8,721	$7,434	$—	$(191)	$12,756
Increase (decrease) due to:
Comparable portfolio	—	(1,322)	1,462	—	—	140
Recently disposed equity method properties	—	(1,603)	(279)	—	—	(1,882)
Recently opened equity method properties	—	—	(865)		—	(865)
Change in accounting method due to partial sale or acquisition	—	3,053	2,949	—	—	6,002
Current year gain on disposition	—	16,090	24,796	—	—	40,886
Prior year loss on disposition	—	1,510	—		—	1,510
Military housing	—	—	(413)	—	—	(413)
Subsidized senior housing	—	—	(272)	—	—	(272)
Other	1,794	1,529	(675)	—	687	3,335
Equity in earnings (loss) for the six months ended June 30, 2014	$(1,414)	$27,978	$34,137	$—	$496	$61,197

(1)
The following table presents the increases (decreases) in revenues, operating expenses and interest expense for Commercial and Residential properties in lease-up and other consolidated non-comparable properties:

		Six Months Ended June 30, 2014 vs. 2013
Property	Quarter Opened	Revenues	Operating Expenses	Interest Expense
Commercial:
Properties in lease-up:
The Yards - Boilermaker Shops	Q4-12	$401	$23	$24
The Yards - Lumbershed	Q3-13	641	288	179
Westchester's Ridge Hill	Q2-11/12	3,336	(400)	412
Non-comparable property:
Ballston Common Mall		(275)	358	(354)
Total Commercial		$4,103	$269	$261
Residential:
Properties in lease-up:
1111 Stratford	Q3-13/Q1-14	$374	$633	$393
Aster Conservatory Green	Q3-13/14	851	648	(23)
Botanica Eastbridge	Q3-12	385	(13)	113
The Continental	Q1-13	1,383	434	339
The Yards - Twelve12	Q2-14	16	200	391
Non-comparable property:
Heritage		(450)	153	(350)
Total Residential		$2,559	$2,055	$863
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
Ballston Common Mall is classified as a non-comparable property due to its upcoming planned renovation project.
Residential Group:
The increases in revenues, operating expenses, interest expense and equity in earnings related to the change in accounting method are due to the change from equity method to full consolidation of accounting for Uptown Apartments (Q2-2013) and 91 Sidney (Q1-2014) upon acquisition of our partners' remaining ownership interests. The decreases in revenues and operating expenses for other are primarily due to third party management fees and the expenditures associated with third party management and consulting fee arrangements.
Heritage is classified as a non-comparable property due to its ongoing renovation project resulting in a significant number of units being off-line.
Corporate Activities:
The decrease in operating expenses expenses is primarily due to a partial recovery of a legal settlement paid in a prior period, which was subsequently recovered in 2014. The decrease in interest expense is due to the redemptions of our Senior Notes due 2015, 2017 and 2034 and the exchanges of our Senior Notes due 2014 for Class A common stock, which is partially offset by the issuance of our Senior Notes due 2020 during 2013.

Depreciation and Amortization
Depreciation and amortization expense was $59,318,000 and $114,327,000 for the three and six months ended June 30, 2014, respectively, and $80,452,000 and $148,256,000 for the three and six months ended June 30, 2013, respectively. The decreases for the three and six months ended June 30, 2014 compared with the same periods in the prior year are primarily attributable to accelerated depreciation expense of $18,976,000 related to Ten MetroTech Center during the three and six months ended June 30, 2013 and the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner in seven regional retail malls in 2013. These decreases were partially offset by the change from equity method of accounting to full consolidation method upon the acquisition of our partners' interests in two apartment communities.

Amortization of Mortgage Procurement Costs
Amortization of mortgage procurement costs was $1,768,000 and $3,893,000 for the three and six months ended June 30, 2014, respectively, and $2,526,000 and $5,267,000 for the three and six months ended June 30, 2013, respectively. The decreases for the three and six months ended June 30, 2014 compared with the same periods in the prior year are primarily attributable to the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner in seven regional retail malls in 2013 and the paydown of several nonrecourse mortgage notes.
Loss on Extinguishment of Debt
See Note L – Loss on Extinguishment of Debt in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Interest and Other Income
Interest and other income was $12,375,000 and $23,878,000 for the three and six months ended June 30, 2014 and $11,775,000 and $22,425,000 for the three and six months ended June 30, 2013.
Discontinued Operations
See Note O – Discontinued Operations and Gain on Disposition of Rental Properties in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

Net Loss Attributable to Forest City Enterprises, Inc. – Net loss attributable to Forest City Enterprises, Inc. for the three months ended June 30, 2014 was $92,992,000 versus $34,940,000 for the three months ended June 30, 2013. Although we have substantial recurring revenue sources, we also enter into significant transactions, which create substantial variances in operating results between periods. The variance to the prior year period is primarily attributable to the following decreases, net of noncontrolling interests:

•	$128,654,000 related to increased impairment of real estate in 2014 compared with 2013;

•	$12,565,000 related to a combined fluctuation in revenues, operating expenses and interest expense at properties in which we disposed of our full or partial interest during 2013 and 2014;

•	$16,211,000 related to the net loss on partial disposition in Pacific Park Brooklyn, related to the formation of a new joint venture with Greenland in 2014; and

•	$8,398,000 related to decreased commercial outlot land sales in 2014 compared with 2013.
These decreases were partially offset by the following increases, net of noncontrolling interests:

•
$21,842,000 related to a decrease in depreciation and amortization expense in 2014 compared with 2013 primarily due to accelerated depreciation expense at Ten MetroTech Center in 2013, the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner in seven regional retail malls in 2013 and the disposition of several rental properties during 2013 and 2014. These decreases were partially offset by the change from equity method of accounting to full consolidation method upon the acquisition of our partners' interest in two apartment communities;

•	$18,876,000 related to 2014 gains on disposition of rental properties and unconsolidated investments exceeding 2013 gains;

•	$7,767,000 related to a combined fluctuation in revenues, operating expenses and interest expense at properties in our comparable portfolio in 2014 compared with 2013;

•	$5,812,000 related to increased sales in our Land Development Group in 2014 compared with 2013, primarily at our Stapleton project;

•
$4,934,000 related to a decrease in interest expense on our corporate debt due to the redemptions of our Senior Notes due 2017 and 2034 and the exchanges of our Senior Notes due 2014 for Class A common stock, which were partially offset by the issuance of our Senior Notes due 2020 during 2013;

•	$4,245,000 related to the change in fair market value of certain derivatives not qualifying for hedge accounting between the comparable periods, which was marked to market through interest expense;

•	$3,793,000 related to decreased losses on extinguishment of debt in 2014 compared with 2013;

•
$3,419,000 related to a decrease in Corporate general and administrative expenses, primarily due to a partial recovery of a legal settlement paid in a prior period, which was subsequently recovered in 2014;

•	$2,568,000 related to a combined fluctuation in revenues, operating expenses and interest expense at Barclays Center in 2014 compared with 2013; and

•
$28,162,000 due to decreased income tax expense attributable to both continuing and discontinued operations primarily related to the fluctuations in pre-tax earnings, including gains included in discontinued operations. These fluctuations are primarily due to the various transactions discussed herein.

Net loss attributable to Forest City Enterprises, Inc. for the six months ended June 30, 2014 was $77,472,000 versus $54,531,000 for the six months ended June 30, 2013. The variance to the prior year period is primarily attributable to the following decreases, which are net of noncontrolling interests:

•	$128,654,000 related to increased impairment of real estate in 2014 compared with 2013;

•	$24,840,000 related to a combined fluctuation in revenues, operating expenses and interest expense at properties in which we disposed of our full or partial interest during 2013 and 2014;

•
$19,407,000 related to a decrease in the net gain on land held for divestiture activities for fully consolidated land projects and land projects accounted for under the equity method of accounting in 2014 compared with 2013;

•	$16,211,000 related to the net loss on partial disposition in Pacific Park Brooklyn, related to the formation of a new joint venture with Greenland in 2014; and

•	$9,439,000 related to decreased commercial outlot land sales in 2014 compared with 2013.
These decreases were partially offset by the following increases, net of noncontrolling interests:

•	$54,802,000 related to 2014 gains on disposition of rental properties and unconsolidated investments exceeding 2013 gains;

•
$35,652,000 related to a decrease in depreciation and amortization expense in 2014 compared with 2013 primarily due to accelerated depreciation expense at Ten MetroTech Center in 2013, the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner in seven regional retail malls in 2013 and the disposition of several rental properties during 2013 and 2014. These decreases were partially offset by the change from equity method of accounting to full consolidation method upon the acquisition of our partners' interest in two apartment communities;

•	$14,251,000 related to a combined fluctuation in revenues, operating expenses and interest expense at properties in our comparable portfolio in 2014 compared with 2013;

•	$12,658,000 related to increased sales in our Land Development Group in 2014 compared with 2013, primarily at our Stapleton project;

•	$12,620,000 of decreased write-offs of abandoned development projects in 2014 compared with 2013;

•
$11,607,000 related to a decrease in interest expense on our corporate debt due to the redemptions of our Senior Notes due 2015, 2017 and 2034 and the exchanges of our Senior Notes due 2014 for Class A common stock, which were partially offset by the issuance of our Senior Notes due 2020 during 2013;

•	$5,632,000 related to a combined fluctuation in revenues, operating expenses and interest expense at Barclays Center in 2014 compared with 2013;

•
$2,917,000 related to a decrease in Corporate general and administrative expenses, primarily due to a partial recovery of a legal settlement paid in a prior period, which was subsequently recovered in 2014;

•	$2,877,000 related to a combined fluctuation in revenues, operating expenses and interest expense at properties that are in lease-up as of June 30, 2014;

•	$2,551,000 related to decreased losses on extinguishment of debt in 2014 compared with 2013; and

•
$11,562,000 due to decreased income tax expense attributable to both continuing and discontinued operations primarily related to the fluctuations in pre-tax earnings, including gains included in discontinued operations. These fluctuations are primarily due to the various transactions discussed herein.

FINANCIAL CONDITION AND LIQUIDITY
Multi-family rental properties continue to perform well throughout the majority of the United States. Other types of commercial real estate are improving to varying degrees depending on product type and geographic market. Access to bank credit and capital have continued to improve with banks and permanent lenders originating new loans for real estate projects, particularly as their existing portfolio loans get paid off. Originations of new loans for commercial mortgage backed securities have continued to improve as well. Although underwriting standards have begun to loosen, lenders continue favoring high quality operating assets in strong markets. While banks continue to originate construction loans for multifamily projects, construction loans for office or retail projects remain difficult to obtain, unless the project has substantial pre-leasing in place or higher than historical equity commitments from the developer.
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
Our strategic plan drives our capital strategy and business focus on core products located in core markets. In order to achieve our strategic goals, we have a detailed process of evaluating each individual asset in our operating and development portfolio to identify those having the best opportunity to provide capital through full or partial sale in conjunction with our strategy of focusing on our core products located in core markets. This process may result in reductions to estimated holding periods and the total estimated undiscounted cash flows used for impairment calculations on our individual consolidated real estate assets. In some cases, this may result in estimated undiscounted cash flows being less than the carrying value of the consolidated asset and necessitating an impairment charge to write down the asset to its estimated fair value.
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
On June 30, 2014, we entered into a joint venture with Greenland USA, a subsidiary of Shanghai-based Greenland Group, a Chinese state-owned enterprise ("Greenland"), to develop Pacific Park Brooklyn (formerly Brooklyn Atlantic Yards), a 22 acre mixed-use project in Brooklyn, New York. Under the joint venture, Greenland acquired 70% of the project and will co-develop the project with us, along with sharing in the entire project costs going forward in proportion to ownership interests. At closing, we received $163,660,000 of cash, net of transaction costs, representing approximately 80% of the cash purchase price. The remaining cash purchase price or approximately $42,991,000 is payable 90 days after closing.The joint venture will develop Phases I and II of the project, including the permanent rail yard, consistent with the approved master plan. Phase I is comprised of Barclays Center and eight buildings totaling approximately 3.4 million square feet. Phase II consists of seven buildings totaling approximately 3.3 million square feet. The joint venture will execute on the remaining development rights, including the infrastructure and vertical construction of the residential units, but excludes Barclays Center and the under construction B2 BKLYN apartment community.
In order to construct the seven buildings in Phase II, substantial additional costs for rail yard and infrastructure improvements, including a platform over the new permanent rail yard will be required. Our agreement with the Metropolitan Transit Authority (“MTA”) requires collateral to be posted and for the construction of the permanent rail yard to be substantially complete by December 2017. We had previously posted $86,000,000 of collateral with the MTA, which was returned upon the closing of the joint venture on June 30, 2014. At closing, the joint venture has provided the $86,000,000 collateral to the MTA, of which our portion was 30%, or approximately $26,000,000. The joint venture is accounted for on the equity method of accounting, resulting in the deconsolidation of the Pacific Park Brooklyn development project. The closing of this joint venture significantly reduced our future equity requirements for the full build-out of this project, thereby reducing our development risk and improving our future liquidity.
In December 2013, upon signing of the definitive agreement with Greenland for the sale of the Pacific Park Brooklyn development project, we determined it was likely the sale transaction would close. As a result, we classified the assets and liabilities as held for sale on our December 31, 2013 consolidated balance sheet and recorded the asset at estimated fair value less estimated costs to sell, resulting in an impairment of $289,864,000 ($242,417,000, net of noncontrolling interest) during the 11 months ended December 31, 2013. Upon closing of the transaction, an additional $19,590,000 ($16,211,000, net of noncontrolling interests) was recognized primarily due to estimated costs required to complete our obligations prior to closing were higher than originally estimated. The original estimate as of December 31, 2013 was based on the most current available information.

We continue to implement our strategic plan, including focusing on core products located in core markets. During the three months ended June 30, 2014, we began serious discussions with a potential buyer for certain Cleveland operating assets including Post Office Plaza and Skylight Office Tower, office buildings, the Avenue at Tower City Parking facility (“TC Parking”) and a 50% interest in the Avenue at Tower City Center (“Avenue”), a specialty retail center. Based on the advanced status of the discussions, we determined a triggering event had occurred and reviewed and adjusted the estimated holding periods of each applicable asset and in each case, increased the likelihood of a near term sale. As a result, the estimated probability weighted undiscounted cash flows no longer exceed the carrying value of Post Office Plaza and Avenue resulting in a combined impairment of $86,851,000 being recorded during the three months ended June 30, 2014 on these two assets.
Subsequent to June 30, 2014, we signed a Purchase and Sale agreement for the two office buildings and are currently negotiating a Purchase and Sale Agreement for TC Parking and the 50% interest in the Avenue. The signed purchase agreement is contingent on the closing of the TC Parking and Avenue transactions. As such, we cannot give any assurance that we will close any of these disposals on terms favorable to us or at all.
In addition, the potential buyer has expressed some interest in purchasing the Terminal Tower, an office building in Cleveland, Ohio, which houses our corporate headquarters. We have reconsidered the long-term hold strategy and adjusted the estimated holding period of this asset by increasing the likelihood of a near-term sale. As a result, the estimated probability weighted undiscounted cash flows no longer exceed the carrying value resulting in an impairment of $42,208,000 being recorded during the three months ended June 30, 2014.
For the Cleveland operating assets included in the ongoing sales negotiations that did not require impairment at June 30, 2014, it is anticipated a gain on disposition will be recorded upon the closing of the transaction.
High rise modular construction has not previously been done at the heights of B2 BKLYN, our modular apartment project currently under construction in Brooklyn, New York. The project has encountered, and may continue to encounter, delays and increased costs in the fabrication and assembly of the modular units. In April 2014, we announced, based on internal estimates and the pace of construction, that the anticipated completion of this project will be delayed. We previously disclosed an anticipated completion date during the fourth quarter of 2014 and now anticipate a completion date during the fourth quarter of 2015. The B2 BKLYN owner has a fixed price contract with a construction contractor to deliver the completed modular units and construct the project. As a result of this delay in completion, we revised our estimated future undiscounted cash flows to consider impacts to total asset cost and timing of asset stabilization and determined the carrying value of the asset is recoverable from the estimated future undiscounted cash flows. If the project experiences additional delays and/or cost overruns or if estimates of projected rents, operating costs or terminal values change, estimated cash flows may no longer exceed the carrying value of the asset, resulting in an impairment of the asset.
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
During the six months ended June 30, 2014, we continued to divest of operating assets primarily in non-core markets:

•
We generated cash liquidity of $47,451,000 through the sale of 818 Mission Street and Bulletin Building, unconsolidated office buildings in San Francisco, California, Golden Gate, an unconsolidated specialty retail center in Mayfield Heights, Ohio, and five unconsolidated apartment communities in North Carolina and Florida; and

•
We generated net cash proceeds of $29,868,000 through the sale of Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois, Quartermaster Plaza, a specialty retail center in Philadelphia, Pennsylvania, and Mesa del Sol - 5600 University SE, an office building in Albuquerque, New Mexico.

We continue to explore various options to strengthen our balance sheet and enhance our liquidity, but can give no assurance that we can accomplish any of these other options on terms favorable to us or at all. If we cannot enhance our liquidity, it could adversely impact our growth and result in further curtailment of development activities.
During the three months ended June 30, 2014, we closed on a three-year $350,000,000 bridge financing for Westchester’s Ridge Hill, a specialty retail center in Yonkers, New York. This financing, of which $330,000,000 was drawn at closing, along with available cash was used to repay the $465,000,000 nonrecourse mortgage loan scheduled to mature in August 2014. The specialty retail center continues to experience a slower than anticipated lease-up period. As such, we monitor future estimated undiscounted cash flows in order to determine if the carrying value of the real estate ($865,654,000 at June 30, 2014) is recoverable over the remaining life of the asset. Additionally, if we were to enter into a joint venture or similar transaction, which would result in us granting joint control or losing control of the asset, we would be required to deconsolidate the asset. We currently view this core asset as a long-term hold but we continuously monitor the likelihood of sale or possible sale in calculating the estimated probability weighted cash flows. If we determine future estimated probability weighted undiscounted cash flows no longer exceed the carrying value of the asset then the asset would be recorded at its estimated fair value, resulting in an future impairment, which would likely be material.
We have no nonrecourse mortgages in default as of June 30, 2014.
As of June 30, 2014, we had $148,613,000 of nonrecourse mortgage financings with scheduled maturities during the year ending December 31, 2014, of which $14,562,000 represents regularly scheduled amortization payments. Subsequent to June 30, 2014, we have addressed $36,955,000 of these maturities through closed transactions and commitments. We are currently in negotiations to refinance and/or extend the remaining $97,096,000 of nonrecourse debt. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings on the single collateralized asset, which would likely result in a loss of the asset or an impairment which could be significant.
As of June 30, 2014, we had three nonrecourse mortgages greater than five percent of our total nonrecourse mortgage debt and notes payable. The mortgages, encumbering the New York Times office building, Barclay’s Center, and Westchester’s Ridge Hill, have outstanding balances of $640,000,000, $400,606,000 and $330,000,000, respectively, at June 30, 2014.
As of June 30, 2014, our share of nonrecourse mortgage debt and notes payable recorded on our unconsolidated subsidiaries amounted to $2,430,493,000, of which $122,630,000 ($14,265,000 represents scheduled principal payments) was scheduled to mature during the year ending December 31, 2014. Negotiations are ongoing on the remaining 2014 maturities, but we cannot give assurance we will obtain these financings on favorable terms or at all.
Financial Covenants
Our revolving credit facility contains certain restrictive financial covenants. A summary of the key financial covenants as defined in the agreement, all of which we are compliant with at June 30, 2014, follows:

	Requirement	As of
	Per Agreement	June 30, 2014
	(dollars in thousands)
Credit Facility Financial Covenants
Debt Service Coverage Ratio	1.45x	1.65x
Debt Yield Ratio	>9.25%	11.55%
Cash Flow Coverage Ratio	3.00x	5.05x
Total Development Ratio	<17%	6.40%
Minimum Consolidated Shareholders’ Equity, as defined	$2,320,175	$3,675,042
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
We are actively working to refinance and/or extend the maturities of the nonrecourse debt that is coming due in the next 24 months. During the six months ended June 30, 2014, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancing	$474,000
Construction and development projects	—
Loan extensions	44,743
$518,743

Cash Flows
Operating Activities
Net cash provided by operating activities was $95,200,000 and $80,449,000 for the six months ended June 30, 2014 and 2013, respectively. The net increase in cash provided by operating activities of $14,751,000 is primarily the result of increased cash received from the operations of unconsolidated subsidiaries and decreased payments of accounts payable, accrued expenses and other liabilities offset by changes in operating assets between the comparable periods.

Investing Activities
Net cash provided by (used in) investing activities was $13,471,000 and $(217,506,000) for the six months ended June 30, 2014 and 2013, respectively, and consisted of the following:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Capital expenditures:
Construction and development costs:
Pacific Park Brooklyn	$(36,234)	$(23,774)
The Yards - Twelve12, an apartment community in Washington, D.C.	(27,000)	(16,510)
B2 BKLYN	(24,796)	(14,766)
2175 Market Street, an apartment community in San Francisco, California	(12,951)	—
Barclays Center	(5,162)	(32,913)
Westchester’s Ridge Hill	(3,236)	(13,222)
Other	(75,364)	(89,685)
Total construction and development costs (1)	(184,743)	(190,870)
Acquisitions:
Partner's interest in 91 Sidney	(19,988)	—
Building at Antelope Valley Mall in Palmdale, California	—	(8,514)
Operating properties:
Commercial Segment	(12,607)	(10,771)
Residential Segment	(6,576)	(7,061)
Arena	(1,390)	—
Other	(31)	(1,282)
Total operating properties	(20,604)	(19,114)
Tenant improvements:
Commercial Segment	(6,475)	(22,020)
Total capital expenditures	$(231,810)	$(240,518)
Payment of lease procurement costs (2)	(2,686)	(4,797)
Increase in notes receivable	(22,203)	(15,330)
Decrease (increase) in restricted cash used for investing purposes:
Pacific Park Brooklyn	$96,183	$4,919
The Yards - Twelve12	26,684	14,974
Barclays Center	477	4,073
Uptown Apartments, an apartment community in Oakland, California	(7,168)	(25,200)
One MetroTech Center, an office building in Brooklyn, New York	(3,079)	(3,416)
Two MetroTech Center, an office building in Brooklyn, New York	(474)	5,612
One Pierrepont Plaza, an office building in Brooklyn, New York	—	2,710
Other	(4,411)	1,943
Total decrease in restricted cash used for investing purposes	$108,212	$5,615
Proceeds from disposition of full or partial interest in rental properties or development project:
Disposition of partial interest in Pacific Park Brooklyn (3)	$163,660	$—
Quartermaster Plaza	24,279	—
Mesa del Sol - 5600 University SE	4,247	—
Promenade Bolingbrook	1,342	—
Millender Center, an apartment community in Detroit, Michigan	—	21,388
Other	154	599
Total proceeds from disposition of full or partial interest in rental properties or development project	$193,682	$21,987

Investing Activities (continued)

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Change in investments in and advances to unconsolidated entities—(contributions to) or distributions from investment:
Acquisitions of partners' interests:
East River Plaza, a specialty retail center, and 8 Spruce Street and DKLB BKLN, apartment communities, all located in the New York metropolitan area	$(14,286)	$—
Dispositions:
Barrington Place, Legacy Arboretum and Legacy Crossroads, apartment communities in North Carolina	17,532	—
818 Mission Street and Bulletin Building, office buildings in San Francisco, California	11,733	—
Colonial Grand and Westwood Reserve, apartment communities in Tampa, Florida	10,612	—
Plaza at Robinson Town Center, a specialty retail center in Pittsburgh, Pennsylvania	—	8,500
Commercial projects:
Regional retail mall joint venture, primarily to fund rehabilitation and expansion projects	(8,420)	—
300 Massachusetts Ave, an office building under construction in Cambridge, Massachusetts	(2,808)	(6,202)
40 Landsdowne Street, an office building in Cambridge, Massachusetts, primarily refinancing proceeds	9,279	—
Atlantic Center, Court Street, Gun Hill Road and Bruckner Boulevard, four specialty retail centers in the New York metropolitan area, primarily refinancing proceeds	—	23,440
Jackson Building, an office building in Cambridge, Massachusetts, primarily refinancing proceeds	—	4,898
Residential projects:
Pacific Park Brooklyn joint venture	(60,315)	—
Glendora Gardens, a senior housing apartment community in Glendora, California, primarily refinancing proceeds	6,755	—
Radian, a newly opened apartment community in Boston, Massachusetts	(2,087)	(3,098)
Five renewable energy facilities	(1,195)	(3,436)
Other	1,476	(8,565)
Total change in investments in and advances to unconsolidated entities	(31,724)	15,537
Net cash provided by (used in) investing activities	$13,471	$(217,506)

(1)
We capitalized internal costs related to projects under construction and development of $21,833 and $21,179, including compensation related costs of $17,673 and $17,183, for the six months ended June 30, 2014 and 2013, respectively. Total capitalized internal costs represent approximately 9.4% and 8.8% of total capital expenditures for the six months ended June 30, 2014 and 2013, respectively.

(2)
We capitalized internal costs related to leasing activities of $1,205 and $2,676, including compensation related costs of $981 and $2,133, for the six months ended June 30, 2014 and 2013, respectively.

(3)
The cash proceeds of $163,660 represents approximately 80% of the cash purchase price, net of transaction costs, which we received at June 30, 2014. The remaining cash purchase price of approximately $42,991 is payable within 90 days after closing.

Financing Activities
Net cash provided by financing activities was $68,047,000 and $89,390,000 for the six months ended June 30, 2014 and 2013. As previously discussed, we have been executing on our strategy to deleverage the balance sheet. Although we reported cash provided by financing activities for the six months ended June 30, 2014, we continue to work towards reducing debt levels. We raised a significant amount of cash on June 30, 2014 from the disposition of our partial interest in a development project, which was reported as cash as of June 30, 2014. This cash was used to repay a substantial portion of the outstanding revolving credit facility balance on July 1, 2014. The outstanding borrowings on the revolving credit facility were primarily used to pay down nonrecourse mortgage debt during the quarter in anticipation of the disposition of partial interest in a development project on June 30, 2014.
We reported cash provided by financing activities for the six months ended June 30, 2013; however, we believe that this activity is primarily due to the timing of transactions and is not reflective of the full year of activity for 2013. For the 11 months ended December 31, 2013, we used cash in financing activities of over $440,000,000, primarily through the paydown of nonrecourse mortgage debt and the redemption of our Senior Notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes the inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At June 30, 2014, our outstanding variable-rate debt, including borrowings under our revolving credit facility, consisted of $1,542,075,000 of taxable debt and $576,864,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically obtained long-term fixed-rate financing for our rental properties. If we are unable to obtain long-term fixed-rate financing, we would pursue extending maturities with existing lenders. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.
Interest Rate Exposure
At June 30, 2014, the composition of nonrecourse debt was as follows:

	Operating Properties	Development Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed Rate	$2,164,694	$60,470	$2,225,164	5.57%
Variable Rate
Taxable	1,179,399	54,676	1,234,075	5.23%
Tax-Exempt	516,065	60,799	576,864	1.49%
	$3,860,158	$175,945	$4,036,103	4.88%
Total gross commitment from lenders		$295,153

To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)
07/01/14 - 01/01/15	$413,330	2.25%	$871,119	4.18%
01/01/15 - 01/01/16	550,000	2.00%	650,000	5.46%
01/01/16 - 01/01/17	350,000	2.00%	650,000	5.46%
01/01/17 - 01/01/18	—	—%	650,000	5.46%
01/01/18 - 05/08/24	—	—%	9,918	2.62%
Tax-Exempt (Priced off of Securities Industry and Financial Markets Association (“SIFMA”) Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
07/01/14 - 01/01/15	$169,160	5.67%
01/01/15 - 11/25/16	42,005	5.84%
The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt due to its historically low interest rates.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of June 30, 2014, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $9,035,000 at June 30, 2014. Although tax-exempt rates generally move in an amount smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $7,526,000 at June 30, 2014. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We and/or certain of our joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings. The TRS convert borrowings from a fixed rate to a variable rate. In exchange for a fixed rate, the TRS requires the payment of a variable interest rate, generally equivalent to the SIFMA rate (0.06% at June 30, 2014) plus a spread. Additionally, we and/or the Joint Ventures have guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TRS is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At June 30, 2014, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $358,755,000. The underlying TRS borrowings are subject to a fair value adjustment. In addition, we have TRS with a notional amount of $65,561,000 that is not designated as fair value hedging instruments, but is subject to interest rate risk.
We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At June 30, 2014 and December 31, 2013, we recorded interest rate caps at fair value of $214,000 and $155,000, respectively, in other assets. We also recorded interest rate swap agreements and TRS with positive fair values of approximately $5,433,000 and $903,000 at June 30, 2014 and December 31, 2013, respectively, in other assets. At June 30, 2014 and December 31, 2013, we recorded interest rate swap agreements and TRS that had a negative fair value of approximately $115,539,000 and $123,107,000, respectively, in accounts payable, accrued expenses and other liabilities.

We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. Based on these parameters, the table below contains the estimated fair value of our long-term debt at June 30, 2014.

	Carrying Value	Fair Value	Fair Value with 100 bp Decrease in Market Rates
	(in thousands)
Fixed	$2,925,164	$3,257,591	$3,493,617
Variable
Taxable	1,542,075	1,537,516	1,541,294
Tax-Exempt	576,864	570,943	570,254
Total Variable	$2,118,939	$2,108,459	$2,111,548
Total Long-Term Debt	$5,044,103	$5,366,050	$5,605,165

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
June 30, 2014

	Expected Maturity Date
	Year Ending December 31,
Long-Term Debt	2014	2015	2016	2017	2018	Period Thereafter	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$50,150	$300,610	$68,797	$149,138	$171,046	$1,485,423	$2,225,164	$2,466,716
Weighted average interest rate	5.20%	6.41%	5.62%	5.86%	4.75%	5.48%	5.57%
Convertible senior debt (1)	—	—	50,000	—	350,000	300,000	700,000	790,875
Weighted average interest rate	—%	—%	5.00%	—%	4.25%	3.63%	4.04%
Total Fixed-Rate Debt	50,150	300,610	118,797	149,138	521,046	1,785,423	2,925,164	3,257,591
Variable:
Variable-rate debt	7,653	131,785	28,380	974,974	15,106	76,177	1,234,075	1,229,487
Weighted average interest rate (2)	3.98%	2.93%	2.03%	5.84%	3.71%	2.94%	5.23%
Tax-exempt	90,810	45,010	10	10	78,474	362,550	576,864	570,943
Weighted average interest rate (2)	2.66%	2.04%	3.05%	3.05%	1.03%	1.22%	1.49%
Revolving credit facility (1)	—	—	308,000	—	—	—	308,000	308,029
Weighted average interest rate	—%	—%	3.65%	—%	—%	—%	3.65%
Total Variable-Rate Debt	98,463	176,795	336,390	974,984	93,580	438,727	2,118,939	2,108,459
Total Long-Term Debt	$148,613	$477,405	$455,187	$1,124,122	$614,626	$2,224,150	$5,044,103	$5,366,050
Weighted average interest rate	3.58%	5.04%	4.00%	5.85%	3.96%	4.45%	4.69%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of June 30, 2014.

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
(c) – Repurchase of equity securities during the quarter.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Class A Common Stock
April 1 through April 30, 2014
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	199,091	$18.49	—
May 1 through May 31, 2014
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	—	$—	—
June 1 through June 30, 2014
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	—	$—	—
Total
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	199,091	$18.49	—

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
The following financial information from Forest City Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Loss (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)

Date:	August 6, 2014	/s/ ROBERT G. O’BRIEN
Name: Robert G. O’Brien
Title: Executive Vice President and Chief Financial Officer

Date:	August 6, 2014	/s/ CHARLES D. OBERT
Name: Charles D. Obert
Title: Senior Vice President, Corporate Controller and Chief Accounting Officer