Form 10-Q
period 2014-09-30
FOREST CITY ENTERPRISES INC
filed 2014-11-03
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
216-621-6060
(Registrant’s telephone number, including area code)
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

Class	Outstanding at October 29, 2014
Class A Common Stock, $.33 1/3 par value	181,757,129 shares
Class B Common Stock, $.33 1/3 par value	19,216,218 shares

Forest City Enterprises, Inc. and Subsidiaries

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2014
	(Unaudited)	December 31, 2013
	(in thousands)
Assets
Real Estate
Completed rental properties	$7,161,037	$7,307,233
Projects under construction and development	634,969	535,479
Land inventory	113,892	128,688
Total Real Estate	7,909,898	7,971,400
Less accumulated depreciation	(1,567,874)	(1,469,328)
Real Estate, net – (variable interest entities $404.3 million and $656.8 million, respectively)	6,342,024	6,502,072
Cash and equivalents – (variable interest entities $14.6 million and $18.8 million, respectively)	181,656	280,206
Restricted cash – (variable interest entities $7.8 million and $154.5 million, respectively)	241,391	347,534
Notes and accounts receivable, net	442,624	455,561
Investments in and advances to unconsolidated entities	605,008	447,165
Other assets – (variable interest entities $26.4 million and $55.5 million, respectively)	396,227	415,316
Development project held for sale – (variable interest entities of $0 and $504.2 million, respectively)	—	504,171
Total Assets	$8,208,930	$8,952,025
Liabilities and Equity
Liabilities
Mortgage debt and notes payable, nonrecourse – (variable interest entities $233.5 million and $323.7 million, respectively)	$4,016,396	$4,351,506
Revolving credit facility	—	—
Convertible senior debt	700,000	700,000
Accounts payable, accrued expenses and other liabilities – (variable interest entities $64.1 million and $89.0 million, respectively)	798,266	831,920
Cash distributions and losses in excess of investments in unconsolidated entities	278,168	256,843
Deferred income taxes	451,752	485,894
Mortgage debt, nonrecourse, on development project held for sale – (variable interest entities of $0 and $228.0 million, respectively)	—	228,000
Total Liabilities	6,244,582	6,854,163
Redeemable Noncontrolling Interest	186,834	171,743
Commitments and Contingencies	—	—
Equity
Shareholders’ Equity
Preferred stock – without par value; 13,600,000 shares authorized; no shares issued	—	—
Common stock – $.33 1/3 par value
Class A, 371,000,000 shares authorized, 180,794,078 and 178,498,770 shares issued and 179,695,113 and 177,556,917 shares outstanding, respectively	60,265	59,500
Class B, convertible, 56,000,000 shares authorized, 19,220,506 and 20,173,558 shares issued and outstanding, respectively; 26,257,961 issuable	6,407	6,725
Total common stock	66,672	66,225
Additional paid-in capital	1,095,814	1,095,748
Retained earnings	494,007	570,793
Less treasury stock, at cost; 1,098,965 and 941,853 Class A shares, respectively	(18,950)	(15,978)
Shareholders’ equity before accumulated other comprehensive loss	1,637,543	1,716,788
Accumulated other comprehensive loss	(61,308)	(76,582)
Total Shareholders’ Equity	1,576,235	1,640,206
Noncontrolling interest	201,279	285,913
Total Equity	1,777,514	1,926,119
Total Liabilities and Equity	$8,208,930	$8,952,025

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Revenues
Rental	$132,536	$151,855	$391,019	$449,583
Tenant recoveries	30,082	37,890	89,146	121,881
Service and management fees	12,150	14,040	36,053	42,448
Parking and other	13,604	13,637	38,272	40,470
Arena	25,039	25,277	84,968	76,270
Land sales	15,123	22,523	50,367	56,992
Military Housing	6,209	11,471	24,092	36,930
Total revenues	234,743	276,693	713,917	824,574
Expenses
Property operating and management	92,347	107,140	283,075	332,498
Real estate taxes	19,691	20,825	59,445	65,434
Ground rent	2,411	1,181	6,465	5,184
Arena operating	17,105	16,286	55,399	56,596
Cost of land sales	2,879	14,186	17,081	31,718
Military Housing operating	1,958	7,890	10,216	22,814
Corporate general and administrative	13,763	13,994	35,383	38,531
	150,154	181,502	467,064	552,775
Depreciation and amortization	55,511	88,232	169,838	236,488
Write-offs of abandoned development projects and demolition costs	456	3,459	1,389	17,012
Impairment of real estate	966	—	130,795	1,175
Net (gain) loss on land held for divestiture activity	—	8,925	—	(3,383)
Total expenses	207,087	282,118	769,086	804,067
Operating income (loss)	27,656	(5,425)	(55,169)	20,507

Interest expense	(59,312)	(82,253)	(178,917)	(246,832)
Amortization of mortgage procurement costs	(2,074)	(2,300)	(5,967)	(7,567)
Gain (loss) on extinguishment of debt	(49)	23,666	(927)	18,718
Interest and other income	10,096	14,957	33,974	37,382
Net loss on disposition of partial interest in development project	—	—	(19,590)	—
Net gain (loss) on disposition of full or partial interest in rental properties	(146)	386,559	(613)	386,559
Earnings (loss) before income taxes	(23,829)	335,204	(227,209)	208,767
Income tax expense (benefit)
Current	3,493	36,865	8,992	(3,265)
Deferred	(3,858)	108,090	(52,373)	121,085
	(365)	144,955	(43,381)	117,820
Net gain on change in control of interests	—	—	2,759	2,762
Earnings from unconsolidated entities, gross of tax
Equity in earnings	19,346	43,924	80,543	56,680
Net gain on land held for divestiture activity	—	79	—	2,590
	19,346	44,003	80,543	59,270
Earnings (loss) from continuing operations	(4,118)	234,252	(100,526)	152,979
Discontinued operations, net of tax
Operating earnings (loss) from rental properties	—	(706)	(1,844)	1,674
Impairment of real estate	—	(4,206)	—	(4,206)
Gain on disposition of rental properties	—	10,583	14,856	25,761
	—	5,671	13,012	23,229
Net earnings (loss)	(4,118)	239,923	(87,514)	176,208
Noncontrolling interests
Loss from continuing operations attributable to noncontrolling interests, gross of tax	4,804	2,068	10,778	17,151
Earnings from discontinued operations attributable to noncontrolling interests	—	(135)	(50)	(6,034)
	4,804	1,933	10,728	11,117
Net earnings (loss) attributable to Forest City Enterprises, Inc.	686	241,856	(76,786)	187,325
Preferred dividends	—	—	—	(185)
Net earnings (loss) attributable to common shareholders	$686	$241,856	$(76,786)	$187,140

Basic earnings (loss) per common share
Earnings (loss) from continuing operations attributable to common shareholders	$—	$1.16	$(0.45)	$0.86
Earnings from discontinued operations attributable to common shareholders	—	0.03	0.06	0.09
Net earnings (loss) attributable to common shareholders	$—	$1.19	$(0.39)	$0.95
Diluted earnings (loss) per common share
Earnings (loss) from continuing operations attributable to common shareholders	$—	$1.03	$(0.45)	$0.80
Earnings from discontinued operations attributable to common shareholders	—	0.03	0.06	0.08
Net earnings (loss) attributable to common shareholders	$—	$1.06	$(0.39)	$0.88

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Net earnings (loss)	$(4,118)	$239,923
Other comprehensive income (loss), net of tax:
Unrealized net gains on investment securities (net of tax of $0 and $(297), respectively)	—	468
Foreign currency translation adjustments (net of tax of $64 and $0, respectively)	(102)	—
Unrealized net gains on interest rate derivative contracts (net of tax of $(4,587) and $(2,594), respectively)	7,265	4,103
Total other comprehensive income, net of tax	7,163	4,571
Comprehensive income	3,045	244,494
Comprehensive loss attributable to noncontrolling interest	4,779	1,926
Total comprehensive income attributable to Forest City Enterprises, Inc.	$7,824	$246,420

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net earnings (loss)	$(87,514)	$176,208
Other comprehensive income (loss), net of tax:
Unrealized net gains on investment securities (net of tax of $0 and $(430), respectively)	—	678
Foreign currency translation adjustments (net of tax of $(30) and $73, respectively)	48	(116)
Unrealized net gains on interest rate derivative contracts (net of tax of $(9,647) and $(15,653), respectively)	15,272	24,736
Total other comprehensive income, net of tax	15,320	25,298
Comprehensive income (loss)	(72,194)	201,506
Comprehensive loss attributable to noncontrolling interest	10,682	11,089
Total comprehensive income (loss) attributable to Forest City Enterprises, Inc.	$(61,512)	$212,595

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Equity
(Unaudited)

											Accumulated
	Preferred Stock		Common Stock				Additional				Other
	Series A		Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interest	Total
	(in thousands)
Balances at January 31, 2013	211	$10,552	163,729	$54,576	20,235	$6,745	$932,045	$576,285	7	$(108)	$(103,203)	$261,679	$1,738,571
Net loss, net of $16,847 attributable to redeemable noncontrolling interest								(5,307)				(48,636)	(53,943)
Other comprehensive income, net of tax											26,621	34	26,655
Purchase of treasury stock									180	(3,167)			(3,167)
Conversion of Class B to Class A shares			62	20	(62)	(20)							—
Issuance of Class A shares in exchange for Series A preferred stock	(110)	(5,489)	363	121			5,368						—
Redemption of Series A preferred stock	(101)	(5,063)											(5,063)
Proceeds from settlement of equity call hedge related to issuance of preferred stock							23,099		765	(12,868)			10,231
Issuance of Class A shares in exchange for Puttable Equity-Linked Senior Notes due 2014			13,679	4,559			189,786						194,345
Restricted stock vested			600	202			(202)						—
Exercise of stock options			66	22			966		(10)	165			1,153
Preferred stock dividends								(185)					(185)
Stock-based compensation							16,197						16,197
Excess income tax deficiency from stock-based compensation							(133)						(133)
Redeemable noncontrolling interest adjustment							50,546						50,546
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries							(95,924)					(2,763)	(98,687)
Contributions from noncontrolling interests												80,339	80,339
Distributions to noncontrolling interests												(36,400)	(36,400)
Change to equity method of accounting for subsidiaries												5,660	5,660
Adjustment due to change in ownership of consolidated subsidiaries							(26,000)					26,000	—
Balances at December 31, 2013	—	$—	178,499	$59,500	20,173	$6,725	$1,095,748	$570,793	942	$(15,978)	$(76,582)	$285,913	$1,926,119
Net loss, net of $13,299 attributable to redeemable noncontrolling interest								(76,786)				2,571	(74,215)
Other comprehensive income, net of tax											15,274	46	15,320
Purchase of treasury stock									205	(3,800)			(3,800)
Conversion of Class B to Class A shares			953	318	(953)	(318)							—
Restricted stock vested			669	223			(223)						—
Exercise of stock options							(245)		(48)	828			583
Stock-based compensation							14,840						14,840
Excess income tax deficiency from stock-based compensation							(149)						(149)
Exchange of Class A Common Units for Class A shares			673	224			34,134					(34,358)	—
Redeemable noncontrolling interest adjustment							(28,390)						(28,390)
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries							(28,151)					(66,406)	(94,557)
Contributions from noncontrolling interests												34,249	34,249
Distributions to noncontrolling interests												(8,992)	(8,992)
Adjustment due to change in ownership of consolidated subsidiaries							8,250					(11,744)	(3,494)
Balances at September 30, 2014 (Unaudited)	—	$—	180,794	$60,265	19,220	$6,407	$1,095,814	$494,007	1,099	$(18,950)	$(61,308)	$201,279	$1,777,514

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaires
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net earnings (loss)	$(87,514)	$176,208
Depreciation and amortization	169,838	236,488
Amortization of mortgage procurement costs	5,967	7,567
Impairment of real estate	130,795	1,175
Write-offs of abandoned development projects	283	14,858
(Gain) loss on extinguishment of debt	927	(18,718)
Net gain on land held for divestiture activity	—	(3,383)
Net loss on disposition of partial interest in development project	19,590	—
Net (gain) loss on disposition of partial interest in rental properties	613	(386,559)
Net gain on change in control of interests	(2,759)	(2,762)
Deferred income tax expense (benefit)	(52,373)	121,085
Earnings from unconsolidated entities	(80,543)	(59,270)
Stock-based compensation expense	10,730	8,432
Amortization and mark-to-market adjustments of derivative instruments	4,984	9,872
Cash distributions from operations of unconsolidated entities	59,217	53,027
Non-cash operating expenses and deferred taxes included in discontinued operations	9,883	22,717
Gain on disposition of rental properties included in discontinued operations	(28,100)	(43,931)
Decrease in land inventory	9,203	7,266
Increase in notes and accounts receivable	(2,065)	(1,003)
Decrease in other assets	7,562	17,613
Decrease in accounts payable, accrued expenses and other liabilities	(15,009)	(25,960)
Net cash provided by operating activities	161,229	134,722
Cash Flows from Investing Activities
Capital expenditures	(315,170)	(345,395)
Payment of lease procurement costs	(7,212)	(8,260)
Decrease (increase) in notes receivable	10,580	(21,917)
Decrease in restricted cash used for investing purposes	106,165	20,156
Proceeds from disposition of full or partial interest in rental properties or development project	236,908	496,515
Contributions to investments in and advances to unconsolidated entities	(112,613)	(30,383)
Distributions from investments in and advances to unconsolidated entities	120,294	73,910
Net cash provided by investing activities	38,952	184,626
Cash Flows from Financing Activities
Proceeds from nonrecourse mortgage debt and notes payable	507,788	497,646
Principal payments on nonrecourse mortgage debt and notes payable	(733,937)	(710,705)
Borrowings on revolving credit facility	832,325	507,194
Payments on revolving credit facility	(832,325)	(507,194)
Proceeds from issuance of Convertible Senior Notes due 2020, net of issuance costs	—	291,250
Redemption of Senior Notes due 2015	—	(53,253)
Redemption of Senior Notes due 2017	—	(132,144)
Make-whole premium and inducements related to exchange of Senior Notes due 2014 for Class A common stock	—	(5,490)
Transaction costs related to exchange of Senior Notes due 2014 for Class A common stock	—	(2,300)
Payments of deferred financing costs	(10,751)	(11,317)
Change in book overdrafts	—	3,161
Purchase of treasury stock	(3,800)	(3,226)
Redemption of Series A preferred stock	—	(5,063)
Proceeds from equity call hedge related to the issuance of Series A preferred stock	—	10,231
Exercise of stock options	583	8,027
Dividends paid to preferred shareholders	—	(185)
Acquisitions of noncontrolling interests	(83,871)	(101,467)
Contributions from noncontrolling interests	34,249	53,186
Distributions to noncontrolling interests	(8,992)	(30,145)
Net cash used in financing activities	(298,731)	(191,794)
Net increase (decrease) in cash and equivalents	(98,550)	127,554
Cash and equivalents at beginning of period	280,206	293,557
Cash and equivalents at end of period	$181,656	$421,111

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies
Change in Year-End
The Company changed its year-end to December 31 from January 31, effective December 31, 2013. As a result, the financial results for the three and nine months ended September 30, 2013 are presented to allow for comparison between periods. The Company believes the change was useful to its financial statement users to allow for increased comparability of its performance to its peers.
Basis of Presentation
The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-KT for the 11 months ended December 31, 2013, as amended on Form 10-KT/A on March 26, 2014. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In management’s opinion, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
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
In April 2013, management approved a plan to demolish Ten MetroTech Center, an office building in Brooklyn, New York, to clear the land for redevelopment or sale. Accordingly, the original useful life, estimated to expire in 2042, was adjusted to expire at the demolition date in October 2013, which resulted in $25,421,000 and $44,397,000 of accelerated depreciation expense recognized in the Consolidated Statements of Operations during the three and nine months ended September 30, 2013.
Reclassifications
During the nine months ended September 30, 2014, the Company established several new financial statement line items within the Revenue and Expense sections of the Consolidated Statement of Operations to provide the financial statement user additional details of the components of total revenues and total expenses. Accordingly, comparable amounts for the three and nine months ended September 30, 2013 have been reclassified.
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
Land sales - Sales of land to residential, commercial and industrial customers, primarily at the Company’s Stapleton project, and sales of commercial and residential outlots adjacent to the Company’s operating property portfolio.
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
Corporate general and administrative - Expenses related to the Company’s Corporate segment.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In addition, The Nets operating segment information as of December 31, 2013 and for the three and nine months ended September 30, 2013 has been reclassified and aggregated with the Corporate Activities operating segment disclosures to conform to the current year presentation. Certain other prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.
Variable Interest Entities
As of September 30, 2014, the Company determined it was the primary beneficiary of 23 VIEs representing 19 properties, which are consolidated. The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of September 30, 2014, the Company owns variable interests in 62 VIEs for which it is not the primary beneficiary, which are accounted for as equity method investments. The maximum exposure to loss as a result of the ownership of these unconsolidated VIEs is limited to the Company’s applicable investment balances, which approximates $258,000,000 at September 30, 2014.
During the three months ended June 30, 2014, the Company entered into a joint venture with Greenland Atlantic Yards, LLC, a subsidiary of Shanghai-based Greenland Holding Group Company Limited (“Greenland”), to execute on the remaining development rights of Pacific Park Brooklyn, a 22 acre mixed-use project in Brooklyn, New York. Following the transaction, the Company determined it was no longer the primary beneficiary of the Pacific Park Brooklyn project, which historically was a VIE. The impact of the deconsolidation to the December 31, 2013 Consolidated Balance Sheet and parenthetical disclosures were decreases of $504,171,000 to development project held for sale, $1,141,000 to cash and equivalents, $99,784,000 to restricted cash, $2,571,000 to other assets, $228,000,000 to mortgage debt, nonrecourse of development project held for sale and $20,428,000 to accounts payable, accrued expenses and other liabilities and an increase to investments in and advances to unconsolidated entities of $156,071,000 to the September 30, 2014 Consolidated Balance Sheet.
During the three months ended September 30, 2014, the Company acquired the remaining noncontrolling interest of Arizona State Retirement System in the under construction B2 BKLYN, an apartment building in Brooklyn, New York. Following the transaction, the Company determined that B2 BKLYN was no longer a VIE. The impact of the removal of the entity from VIE status to the parenthetical disclosures on the December 31, 2013 Consolidated Balance Sheet were decreases of $104,408,000 to real estate, net, $1,306,000 to cash and equivalents, $46,801,000 to restricted cash, $3,110,000 to other assets, $56,605,000 to mortgage debt and notes payable, nonrecourse and $7,656,000 to accounts payable, accrued expenses and other liabilities.
Noncontrolling Interest
In connection with the closing of a joint venture with Greenland, the Company became obligated to purchase certain noncontrolling interests of the fully consolidated entity that contributed the development project into the joint venture. See Note M – Net Loss on Disposition of Partial Interest in Development Project for detailed information on the joint venture. In addition, the Company acquired certain other partners’ noncontrolling interest in Shops at Wiregrass, a regional mall in Tampa, Florida, Waterfront Station, a mixed-use development project in Washington, D.C., and B2 BKLYN, during the nine months ended September 30, 2014. The fair value of consideration exchanged or accrued related to all noncontrolling interest acquisitions in excess of the book value was $28,151,000, resulting in a decrease in additional paid-in-capital as reflected in the Consolidated Statements of Equity.
New Accounting Guidance
The following accounting pronouncements were adopted during the nine months ended September 30, 2014:
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. This guidance, which clarifies whether the unrecognized tax benefit should be recorded as a liability or reduction of the related deferred tax asset, is effective for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this guidance on January 1, 2014 did not have a material impact on the Company’s consolidated financial statements.
In April 2014, the FASB issued an amendment to the accounting guidance for reporting discontinued operations and disclosures of disposals of components of an entity. This guidance changes the requirements for reporting discontinued operations and the criteria for determining which disposals can be presented as discontinued operations. This guidance is effective for annual reporting periods beginning on or after December 15, 2014 and interim reporting periods within that annual period. Early adoption is permitted. This guidance was early adopted effective April 1, 2014. The adoption of this guidance is expected to substantially reduce the number of property disposals that qualify for discontinued operations as compared to historical results.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following new accounting pronouncements will be adopted on their respective effective dates:
In August 2014, the FASB issued an amendment to the accounting guidance on disclosure of uncertainties about an entity’s ability to continue as a going concern. This guidance requires management to assess the Company’s ability to continue as a going concern and to provide disclosures under certain circumstances. This guidance is effective for annual reporting periods ending after December 15, 2016 and interim reporting periods thereafter. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued an amendment to the accounting guidance for revenue from contracts with customers. The core principle of this guidance is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance defines steps an entity should apply to achieve the core principle. This guidance is effective for annual reporting periods beginning after December 15, 2016 and interim reporting periods within that annual period and allows for both retrospective and modified retrospective methods of adoption. Early adoption is not permitted. The Company is currently in the process of determining the method of adoption and evaluating the impact of adopting this guidance on the Company’s consolidated financial statements.
Related Party Transactions
The Company and certain of its affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of the Company, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) in August 2006 to purchase their interests in a total of 30 retail, office and residential operating properties and service companies in the Greater New York City metropolitan area. The Company issued Class A Common Units (“Units”) in a jointly-owned, limited liability company in exchange for their interests. The Company accounted for the issuance of the Units in exchange for the noncontrolling interests under the purchase method of accounting. The Units may be exchanged for one of the following forms of consideration at the Company’s sole discretion: (i) an equal number of shares of the Company’s Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of the Company’s Class A common stock. The Company has no rights to redeem or repurchase the Units. Pursuant to the Master Contribution Agreement, certain projects under development would remain owned jointly until each individual project was completed and achieved “stabilization.” Upon stabilization, each project would be valued and the Company, in its discretion, would choose among various ownership options for the project.
In June 2014, one of the BCR Entities exchanged 673,565 of the Units. The Company issued 673,565 shares of its Class A common stock for the exchanged Units. The Company accounted for the exchange as a purchase of noncontrolling interests, resulting in a reduction of noncontrolling interests of $34,358,000, an increase to Class A common stock of $224,000 and a combined increase to additional paid-in capital of $34,134,000, accounting for the fair value of common stock issued and the difference between the fair value of consideration exchanged and the noncontrolling interest balance. At September 30, 2014 and December 31, 2013, 2,973,190 and 3,646,755 Units, respectively, were outstanding.
Pursuant to the terms of the Master Contribution Agreement, on January 2, 2014, the Company caused certain of its affiliates to acquire the BCR Entities’ interests in 8 Spruce Street, an apartment community in Manhattan, New York, DKLB BKLN, an apartment community in Brooklyn, New York, and East River Plaza, a specialty retail center in Manhattan, New York, for $14,286,000. Prior to the transaction, the Company accounted for the three projects using the equity method of accounting and will continue to account for the projects as equity method investments as the partners continue to have joint control.
As a result of the March 2014 disposal of Quartermaster Plaza, a specialty retail center in Philadelphia, Pennsylvania, the Company accrued $1,646,000 during the nine months ended September 30, 2014, related to a tax indemnity payment due to the BCR Entities, of which $1,235,000 was paid as of September 30, 2014.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”):

	September 30, 2014	December 31, 2013
	(in thousands)
Unrealized losses on foreign currency translation	$111	$189
Unrealized losses on interest rate contracts (1)	100,140	125,059
	100,251	125,248
Income tax benefit	(38,840)	(48,517)
Noncontrolling interest	(103)	(149)
Accumulated Other Comprehensive Loss	$61,308	$76,582

(1)
Included in the amounts as of September 30, 2014 and December 31, 2013 are $78,293 and $97,360, respectively, of unrealized loss on an interest rate swap associated with New York Times office building on its nonrecourse mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all-in lender interest rate of 6.40% and expires in September 2017.

The following table summarizes the changes, net of tax and noncontrolling interest, of accumulated OCI by component:

	Securities	Foreign Currency Translation	Interest Rate Contracts	Total
	(in thousands)
Nine Months Ended September 30, 2014
Balance, January 1, 2014	$—	$(116)	$(76,466)	$(76,582)
OCI before reclassifications	—	48	11,773	11,821
Loss reclassified from accumulated OCI	—	—	3,453	3,453
Total other comprehensive income	—	48	15,226	15,274
Balance, September 30, 2014	$—	$(68)	$(61,240)	$(61,308)
Nine Months Ended September 30, 2013
Balance, January 1, 2013	$(226)	$—	$(107,588)	$(107,814)
OCI before reclassifications	678	(116)	21,118	21,680
Loss reclassified from accumulated OCI	—	—	3,590	3,590
Total other comprehensive income	678	(116)	24,708	25,270
Balance, September 30, 2013	$452	$(116)	$(82,880)	$(82,544)
The following table summarizes losses reclassified from accumulated OCI and their location on the Consolidated Statements of Operations:

Accumulated OCI Components	Loss Reclassified from Accumulated OCI	Location on Consolidated Statements of Operations
	(in thousands)
Nine Months Ended September 30, 2014
Interest rate contracts	$1,956	Interest expense
Interest rate contracts	3,666	Discontinued operations
Interest rate contracts	44	Equity in earnings
	5,666	Total before income tax and noncontrolling interest
	(2,187)	Income tax benefit
	(26)	Noncontrolling interest
	$3,453	Loss reclassified from accumulated OCI
Nine Months Ended September 30, 2013
Interest rate contracts	$5,788	Interest expense
Interest rate contracts	88	Equity in earnings
	5,876	Total before income tax and noncontrolling interest
	(2,274)	Income tax benefit
	(12)	Noncontrolling interest
	$3,590	Loss reclassified from accumulated OCI

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Supplemental Non-Cash Disclosures
The following table represents a summary of non-cash transactions including, but not limited to, dispositions of operating properties whereby the nonrecourse mortgage debt is assumed by the buyer, exchange of Units or senior debt for Class A common stock, conversion of Series A preferred stock to Class A common stock, changes in consolidation methods due to the occurrence of triggering events including, but not limited to, disposition of a partial interest in rental properties or development projects or acquisition of a partner’s interest, change in construction payables, change in the fair market value of redeemable noncontrolling interest and capitalization of stock-based compensation granted to employees directly involved with the development and construction of real estate.

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Investing Activities
Decrease in projects under construction and development	$351,905	$20,919
Decrease in completed rental properties	136,008	853,875
(Increase) decrease in restricted cash	(20)	4,326
Increase in notes and accounts receivable	(2,728)	—
Increase in investments in and advances to affiliates	(122,663)	(34,885)
Total effect on investing activities	$362,502	$844,235
Financing Activities
Increase in accounts payable, accrued expenses and other liabilities	$10,683	$—
Decrease in nonrecourse mortgage debt and notes payable	(342,960)	(868,342)
Decrease in convertible senior debt	—	(218,675)
Decrease in preferred stock	—	(5,489)
Increase in Class A common stock	225	4,681
Increase in additional paid-in capital	34,741	179,617
Increase in treasury stock	—	(12,868)
Increase in redeemable noncontrolling interest	28,390	9,939
(Decrease) increase in noncontrolling interest	(73,535)	32,059
Total effect on financing activities	$(342,456)	$(879,078)

B. Mortgage Debt and Notes Payable, Nonrecourse
The following table summarizes the mortgage debt and notes payable, nonrecourse maturities as of September 30, 2014:

Years Ending December 31,
(in thousands)
2014	$150,918
2015	434,791
2016	97,015
2017	1,123,937
2018	274,608
Thereafter	1,935,127
Total	$4,016,396

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

C. Revolving Credit Facility
The Company’s Fourth Amended and Restated Credit Agreement and Fourth Amended and Restated Guaranty of Payment of Debt, as amended to the date hereof (collectively, the “Credit Facility”), provides total available borrowings of $500,000,000, subject to certain reserve commitments to be established, as applicable, on certain dates to be used to retire convertible senior debt that becomes due during the term of the agreement. The Credit Facility matures on February 21, 2016 and provides for one, 12-month extension option, subject to certain conditions. Borrowings bear interest at London Interbank Offered Rate (“LIBOR”) plus 3.50%. Up to $100,000,000 of the available borrowings may be used, in the aggregate, for letters of credit and/or surety bonds. The Credit Facility has restrictive covenants, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens and restrictions on the pledging of ownership interests in subsidiaries. The Company may repurchase up to $100,000,000 of Class A common stock and declare or pay dividends in an amount not to exceed $24,000,000 in the aggregate in any four quarter period to Class A or B common shareholders, subject to certain conditions. The Credit Facility contains development limitations and financial covenants, including the maintenance of minimum liquidity, debt yield, debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as specified in the Credit Facility). At September 30, 2014, the Company was in compliance with all of these financial covenants.
The following table summarizes available credit on the Credit Facility:

	September 30, 2014	December 31, 2013
	(in thousands)
Maximum borrowings	$500,000	$500,000
Less outstanding balances:
Borrowings	—	—
Letters of credit	86,858	59,760
Surety bonds	—	—
Available credit	$413,142	$440,240

D. Convertible Senior Debt
The following table summarizes the Company’s convertible senior debt:

	September 30, 2014	December 31, 2013
	(in thousands)
5.000% Notes due 2016	$50,000	$50,000
4.250% Notes due 2018	350,000	350,000
3.625% Notes due 2020	300,000	300,000
Total	$700,000	$700,000
As of September 30, 2014, all of the Company’s outstanding senior notes are convertible into Class A common stock based on conversion prices ranging from $13.91 to $24.21 per Class A common share.
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
Notes to Consolidated Financial Statements
(Unaudited)

E. Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The Company maintains an interest rate risk management strategy using derivative instruments to minimize significant unplanned impact on earnings and cash flows that may be caused by interest rate volatility. The strategy includes the use of interest rate swaps and option contracts having indices related to the pricing of specific liabilities. The Company enters into interest rate swaps to convert floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions, or forward starting swaps to hedge the changes in benchmark interest rates on forecasted financings. Interest rate swap agreements are generally for periods of one to ten years. Option products used are primarily interest rate caps for periods of one to three years. The use of option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings during the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value is recognized directly in earnings. Ineffectiveness was insignificant during the three months ended September 30, 2014. During the nine months ended September 30, 2014, the Company recorded $3,667,000 as an increase to interest expense primarily related to ineffectiveness from a missed forecasted transaction arising from the early reclassification of OCI related to debt associated with an entity that was disposed of during the nine months ended September 30, 2014. During the three and nine months ended September 30, 2013, the Company recorded $2,963,000 as an increase to interest expense related to ineffectiveness arising primarily from the early reclassification of OCI related to debt associated with entities that were included in the partial disposition of real estate. The hedged debt for these entities was deconsolidated and is now accounted for under the equity method of accounting. As of September 30, 2014, the Company expects it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $24,576,000, net of tax, within the next twelve months. However, the actual amount reclassified could vary due to future changes in fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
The Company enters into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings. The TRS convert borrowings from a fixed rate to a variable rate. In exchange for a fixed rate, the TRS requires the payment of a variable interest rate, generally equivalent to the Securities Industry and Financial Markets Association (“SIFMA”) rate (0.04% at September 30, 2014) plus a spread. Additionally, the Company has guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TRS is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At September 30, 2014, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $358,755,000. The underlying TRS borrowings are subject to a fair value adjustment.
Nondesignated Hedges of Interest Rate Risk
The Company uses derivative contracts to hedge certain interest rate risk, even though the contracts do not qualify for, or the Company has elected not to apply, hedge accounting. In these situations, the derivative is recorded at its fair value with changes reflected in earnings.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In instances where the Company enters into separate derivative instruments effectively hedging the same debt for consecutive annual periods, the duplicate amount of notional is excluded from the following disclosure to provide information that enables the financial statement user to understand the Company’s volume of derivative activity. The following table presents the fair values and location in the Consolidated Balance Sheets of all derivative instruments:

	Fair Value of Derivative Instruments
	September 30, 2014
	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Accounts Payable, Accrued Expenses and Other Liabilities)
	Current Notional	Fair Value	Current Notional	Fair Value
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate caps	$330,000	$208	$—	$—
Interest rate swaps	—	—	870,995	79,406
TRS	130,970	5,226	227,785	11,816
Total	$460,970	$5,434	$1,098,780	$91,222
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$266,925	$50	$—	$—
TRS	76,482	623	38,987	15,467
Total	$343,407	$673	$38,987	$15,467

	December 31, 2013
Derivatives Designated as Hedging Instruments
Interest rate swaps	$—	$—	$961,359	$97,858
TRS	18,970	903	339,785	9,772
Total	$18,970	$903	$1,301,144	$107,630
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$447,532	$155	$—	$—
TRS	—	—	39,052	15,477
Total	$447,532	$155	$39,052	$15,477

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in earnings and interest expense in the Consolidated Statements of Operations:

		Gain (Loss) Reclassified from Accumulated OCI
Derivatives Designated as Cash Flow Hedging Instruments	Gain (Loss) Recognized in OCI (Effective Portion)	Location on Consolidated Statements of Operations	Effective Amount	Ineffective Amount
	(in thousands)
Three Months Ended September 30, 2014
Interest rate caps and interest rate swaps	$11,243	Interest expense	$(594)	$(1)
Interest rate swaps	—	Equity in earnings	(14)	—
Total	$11,243		$(608)	$(1)
Nine Months Ended September 30, 2014
Interest rate caps and interest rate swaps	$19,253	Interest expense	$(1,955)	$(1)
Interest rate swap	—	Discontinued operations	—	(3,666)
Interest rate swaps	—	Equity in earnings	(44)	—
Total	$19,253		$(1,999)	$(3,667)
Three Months Ended September 30, 2013
Interest rate swaps	$2,817	Interest expense	$(902)	$(2,963)
Interest rate caps, interest rate swaps and Treasury options	—	Equity in earnings	(15)	—
Total	$2,817		$(917)	$(2,963)
Nine Months Ended September 30, 2013
Interest rate swaps	$34,506	Interest expense	$(2,825)	$(2,963)
Interest rate caps, interest rate swaps and Treasury options	—	Equity in earnings	(93)	5
Total	$34,506		$(2,918)	$(2,958)
The following table presents the impact of gains and losses related to derivatives instruments not designated as cash flow hedges in the Consolidated Statements of Operations:

	Net Gain (Loss) Recognized
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Derivatives Designated as Fair Value Hedging Instruments
TRS (1)	$68	$2,996	$2,279	$3,100
Derivatives Not Designated as Hedging Instruments
Interest rate caps and interest rate swaps	$62	$—	$(41)	$(239)
TRS	(42)	(1,807)	633	(3,532)
Total	$20	$(1,807)	$592	$(3,771)

(1)
The net gain (loss) recognized in interest expense from the change in fair value of the underlying TRS borrowings was $(68) and $(2,279) for the three and nine months ended September 30, 2014, respectively, and $(2,996) and $(3,100) for the three and nine months ended September 30, 2013, respectively, offsetting the gain (loss) recognized on the TRS.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Credit-risk-related Contingent Features
The principal credit risk of the Company’s interest rate risk management strategy is the potential inability of a counterparty to cover its obligations. If a counterparty fails to fulfill its obligation, the risk of loss approximates the fair value of the derivative. To mitigate this exposure, the Company generally purchases derivative financial instruments from the financial institution that issues the related debt, from financial institutions with which the Company has other lending relationships, or from financial institutions with a minimum credit rating of AA at the time of the transaction.
Agreements with derivative counterparties contain provisions under which the counterparty could terminate the derivative obligations if the Company defaults on its obligations under the Credit Facility and designated conditions are fulfilled. In instances where the Company’s subsidiaries have derivative obligations secured by a mortgage, the derivative obligations could be terminated if the indebtedness between the two parties is terminated, either by loan payoff or default of the indebtedness. In addition, certain derivative contracts provide that if the Company’s credit rating falls below certain levels, it may trigger additional collateral to be posted with the counterparty up to the full amount of the liability position of the derivative contracts. The majority of derivative instruments are held at the property level and do not contain credit-risk related contingent features, such as a credit rating downgrade. Also, certain subsidiaries have agreements containing provisions whereby the subsidiaries must maintain certain minimum financial ratios.
The following table presents information about collateral posted for derivatives in liability positions as of September 30, 2014:

	Collateral Information
	Notional Amount	Fair Value Prior to Nonperformance Risk	Nonperformance Risk	Collateral Posted	Nature of Collateral	Credit Risk Contingent Feature
	(in thousands)
Property Specific Swaps	$670,995	$83,580	$(4,340)	$—	Mortgage liens	None
TRS	266,772	27,206	77	52,015	Restricted cash, securities, notes receivable, letters of credit	None
Corporate Aggregate Swaps	200,000	166	—	170	Restricted cash	Credit rating
Totals	$1,137,767	$110,952	$(4,263)	$52,185

F. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The Company’s financial assets consist of interest rate caps, interest rate swaps and TRS with positive fair values included in other assets. The Company’s financial liabilities consist of interest rate swaps and TRS with negative fair values included in accounts payable, accrued expenses and other liabilities and borrowings subject to TRS included in mortgage debt and notes payable, nonrecourse (see Note E – Derivative Instruments and Hedging Activities).
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents information about financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate caps	$—	$258	$—	$258
Interest rate swaps (liabilities)	—	(1,113)	(78,293)	(79,406)
TRS (assets)	—	—	5,849	5,849
TRS (liabilities)	—	—	(27,283)	(27,283)
Fair value adjustment to the borrowings subject to TRS	—	—	6,590	6,590
Redeemable noncontrolling interest (1)	—	—	(186,834)	(186,834)
Total	$—	$(855)	$(279,971)	$(280,826)

	December 31, 2013
	(in thousands)
Interest rate caps	$—	$155	$—	$155
Interest rate swaps (liabilities)	—	(498)	(97,360)	(97,858)
TRS (assets)	—	—	903	903
TRS (liabilities)	—	—	(25,249)	(25,249)
Fair value adjustment to the borrowings subject to TRS	—	—	8,869	8,869
Redeemable noncontrolling interest	—	—	(171,743)	(171,743)
Total	$—	$(343)	$(284,580)	$(284,923)

(1)	As of September 30, 2014, the redeemable noncontrolling interest is recorded at book value.
The following table presents a reconciliation of all financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Redeemable Noncontrolling Interest	Interest Rate Swaps	Net TRS	Fair value adjustment to the borrowings subject to TRS	Total TRS Related	Total
	(in thousands)
Nine Months Ended September 30, 2014
Balance, January 1, 2014	$(171,743)	$(97,360)	$(24,346)	$8,869	$(15,477)	$(284,580)
Loss attributable to redeemable noncontrolling interest	13,299	—	—	—	—	13,299
Total realized and unrealized gains (losses):
Included in earnings	—	—	2,912	(2,279)	633	633
Included in other comprehensive income	—	19,067	—	—	—	19,067
Included in additional paid-in capital	(28,390)	—	—	—	—	(28,390)
Balance, September 30, 2014	$(186,834)	$(78,293)	$(21,434)	$6,590	$(14,844)	$(279,971)
Nine Months Ended September 30, 2013
Balance, January 1, 2013	$(240,790)	$(131,634)	$(6,108)	$9,890	$3,782	$(368,642)
Loss attributable to redeemable noncontrolling interest	15,705	—	—	—	—	15,705
Total realized and unrealized gains (losses):
Included in earnings	—	—	(432)	(3,100)	(3,532)	(3,532)
Included in other comprehensive income	—	26,447	—	—	—	26,447
Included in additional paid-in capital	(9,939)	—	—	—	—	(9,939)
Balance, September 30, 2013	$(235,024)	$(105,187)	$(6,540)	$6,790	$250	$(339,961)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents quantitative information about the significant unobservable inputs used to estimate the fair value of financial instruments measured on a recurring basis as of September 30, 2014:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value September 30, 2014	Valuation Technique	Unobservable Input	Input Values
	(in thousands)
Credit valuation adjustment of interest rate swap	$4,251	Potential future exposure	Credit spread	4.00%
TRS	$(21,434)	Third party bond pricing	Bond valuation	79.59 - 108.57
Fair value adjustment to the borrowings subject to TRS	$6,590	Third party bond pricing	Bond valuation	79.59 - 108.57
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
The following table summarizes the fair value of nonrecourse mortgage debt and notes payable (exclusive of the fair value of derivatives), revolving credit facility, convertible senior debt and nonrecourse mortgage debt of development property held for sale:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Fixed Rate Debt	$2,892,316	$3,241,230	$3,281,337	$3,488,406
Variable Rate Debt	1,824,080	1,820,368	1,998,169	1,954,136
Total	$4,716,396	$5,061,598	$5,279,506	$5,442,542
Impairment of real estate and unconsolidated entities is also subject to fair value measurements (see Note J – Impairment of Real Estate and Impairment of Unconsolidated Entities).

G. Capital Stock
On April 16, 2013, the Company entered into separate, privately negotiated exchange agreements with certain holders of its Puttable Equity-Linked Senior Notes due 2014 (“2014 Senior Notes”) to exchange such notes for Class A common stock. The noteholders exchanged $138,853,000 in aggregate principal amount of 2014 Senior Notes for a total of 9,549,721 shares of Class A common stock and a cash payment of $4,860,000 for additional exchange consideration, accrued interest and in lieu of fractional shares.
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

H. Stock-Based Compensation
During the nine months ended September 30, 2014, the Company granted 233,914 stock options, 602,602 shares of restricted stock and 309,750 performance shares under the Company’s 1994 Stock Plan. The stock options had a grant-date fair value of $11.60, which was computed using the Black-Scholes option-pricing model using the following assumptions: expected term of 5.5 years, expected volatility of 71.5%, risk-free interest rate of 1.91%, and expected dividend yield of 0%. The exercise price of the options is $18.73, the closing price of the underlying Class A common stock on the date of grant. The restricted stock had a grant-date fair value of $18.73 per share, the closing price of the Class A common stock on the date of grant. The performance shares had a grant-date fair value of $18.23 per share, which was computed using a Monte Carlo simulation.
At September 30, 2014, $3,578,000 of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 30 months, $19,662,000 of unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 31 months, and $9,596,000 of unrecognized compensation cost related to performance shares is expected to be recognized over a weighted-average period of 30 months.
The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Stock option costs	$698	$674	$2,677	$2,574
Restricted stock costs	2,833	2,722	9,136	8,737
Performance share costs	1,087	736	3,027	1,811
Total stock-based compensation costs	4,618	4,132	14,840	13,122
Less amount capitalized into qualifying real estate projects	(1,490)	(1,591)	(4,110)	(4,690)
Amount charged to operating expenses	3,128	2,541	10,730	8,432
Depreciation expense on capitalized stock-based compensation	139	241	586	710
Total stock-based compensation expense	$3,267	$2,782	$11,316	$9,142
Deferred income tax benefit	$1,214	$1,009	$4,235	$3,342
The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the nine months ended September 30, 2014 and 2013 was $1,358,000 and $973,000, respectively.
In connection with the vesting of restricted stock during the nine months ended September 30, 2014 and 2013, the Company repurchased 205,568 shares and 183,375 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $3,800,000 and $3,226,000, respectively.

I. Write-Offs of Abandoned Development Projects and Demolition Costs
On a quarterly basis, the Company reviews each project under development to determine whether it is probable that the project will be developed. If management determines the project will not be developed, its project costs and other related expenses are written off as an abandoned development project cost. The Company abandons projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or third party challenges related to entitlements or public financing. The Company recorded write-offs of abandoned development projects and demolition costs of $456,000 and $1,389,000 during the three and nine months ended September 30, 2014, respectively, and $3,459,000 and $17,012,000 during the three and nine months ended September 30, 2013, respectively. Non-capitalizable demolition costs of $456,000 and $1,106,000 for the three and nine months ended September 30, 2014, respectively, and $155,000 for both the three and nine months ended September 30, 2013 are included in write-offs of abandoned development projects and demolition costs.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

J. Impairment of Real Estate and Impairment of Unconsolidated Entities
Impairment of Real Estate
The Company reviews its real estate for impairment whenever events or changes indicate its carrying value may not be recoverable. In order to determine whether the carrying costs are recoverable from estimated future undiscounted cash flows, the Company uses various assumptions including future estimated net operating income, estimated holding periods, risk of foreclosure and estimated cash proceeds upon the disposition of the asset. If the carrying costs are not recoverable, the Company records an impairment charge to reduce the carrying value to estimated fair value. The assumptions used to estimate fair value are Level 2 or 3 inputs. The Company’s assumptions are based on current information. If the conditions deteriorate or if the Company’s plans regarding its assets change, additional impairment charges may occur in future periods.
The impairments recorded during the three and nine months ended September 30, 2014 and 2013 represent write-downs to estimated fair value due to a change in events, such as a change in strategy for certain assets, bona fide third-party purchase offers or changes in certain assumptions, including estimated holding periods and current market conditions and the impact of these assumptions to the properties’ estimated future cash flows.
The following table summarizes the Company’s impairment of real estate included in continuing operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
		(in thousands)
Avenue at Tower City Center (Specialty Retail Center)	Cleveland, Ohio	$—	$—	$72,473	$—
Office Buildings:
Terminal Tower	Cleveland, Ohio	—	—	42,208	—
Post Office Plaza	Cleveland, Ohio	—	—	14,378	—
Other		966	—	1,736	1,175
		$966	$—	$130,795	$1,175
The Company continues to execute its strategy of focusing on core products located in core markets. In executing this strategy, the Company began serious negotiations for the sale of several operating assets in Cleveland, Ohio during the three months ended June 30, 2014. At June 30, 2014, discussions with a potential purchaser were at various stages for each of the assets and remained subject to further negotiation and applicable due diligence periods. Based on the advanced status of the discussions, the Company reviewed and adjusted the estimated holding periods of each applicable asset and in each case increased the likelihood of a near term sale. As a result, the estimated probability weighted undiscounted cash flows no longer exceed the carrying value of certain assets, requiring the Company to adjust the carrying value of those assets as noted in the above table, to their estimated fair value. During the three months ended September 30, 2014, the negotiations with the potential buyer ceased, as mutually agreeable terms could not be reached.
During the three and nine months ended September 30, 2013, the Company recorded an impairment of $6,870,000 related to an investment in a triple net lease property in Kansas City, Missouri, which is included in discontinued operations. This impairment represents a write-down to estimated fair value due to a bona fide third-party purchase offer.
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of real estate (including discontinued operations) for the nine months ended September 30, 2014 and 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value of Real Estate	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
September 30, 2014
Impairment of real estate	$44,200	Discounted Cash Flows	Market Capitalization Rate	8.0% - 10.0%
			Discount Rate	10.5% - 12.0%
Impairment of real estate	$38,750	Indicative Bids	Indicative Bids	N/A (1)
September 30, 2013
Impairment of real estate	$8,029	Indicative Bids	Indicative Bids	N/A (1)

(1)	This fair value measurement was derived from bona fide purchase offers from third party prospective buyers, subject to the Company’s corroboration for reasonableness.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Impairment of Unconsolidated Entities
The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate its carrying value in the investments may be in excess of fair value. An equity method investment’s value is impaired if management’s estimate of its fair value is less than the carrying value and the difference is deemed to be other-than-temporary. In estimating fair value, assumptions that may be used include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, all of which are considered Level 3 inputs. For recently opened properties, assumptions also include the timing of initial property lease up. In the event initial property lease up assumptions differ from actual results, estimated future discounted cash flows may vary, resulting in impairment charges in future periods. There were no impairments of unconsolidated entities recorded during the three and nine months ended September 30, 2014 and 2013.

K. Net Gain (Loss) on Land Held for Divestiture Activity
On January 31, 2012, the Board of Directors of the Company approved a strategic decision by senior management to reposition portions of the Land Development Group and focus on core rental properties in core markets.
The Company disposed of the land held for divestiture through December 31, 2013 and recorded the activity for consolidated land projects and those accounted for on the equity method of accounting on separate financial statement line items in the Consolidated Statements of Operations.
The following table summarizes the net gain (loss) on land held for divestiture activity of consolidated entities:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in thousands)
Sales of land held for divestiture	$75	$11,981
Cost of sales of land held for divestiture	—	(1,744)
Gain on extinguishment of debt of land held for divestiture	—	2,146
Net gain on closed transactions of land held for divestiture	75	12,383
Bad debt expense	(9,000)	(9,000)
Net gain (loss) on land held for divestiture activity	$(8,925)	$3,383
The Company had a note receivable (the “Note”) collateralized by a 1,000 acre land parcel in North Carolina that was in default at September 30, 2013. Negotiations were ongoing to cure the default; however, the Company had no assurance the payee had the intent to pay the Note in full. Accordingly, the Company established a reserve on the Note to reflect the estimated fair value of the underlying collateral of approximately $4,100,000. As a result, bad debt expense of $9,000,000 ($8,300,000, net of noncontrolling interest and $4,980,000, after tax) was recorded during the three and nine months ended September 30, 2013. On December 31, 2013, the Company received the underlying collateral in a deed in lieu transaction in full satisfaction of the Note.
The Company recorded net gains on land held for divestiture activity of unconsolidated entities of $79,000 and $2,590,000 during the three and nine months ended September 30, 2013, respectively.

L. Gain (Loss) on Extinguishment of Debt
For the three and nine months ended September 30, 2014, the Company recorded $49,000 and $927,000, respectively, as loss on extinguishment of debt. For the three and nine months ended September 30, 2013, the Company recorded $23,666,000 and $18,718,000, respectively, as gain on extinguishment of debt. The amounts for 2013 primarily relate to a $24,669,000 gain on the extinguishment of nonrecourse debt at Ten MetroTech Center partially offset by a $4,762,000 loss on the exchange of the 2014 Senior Notes for Class A common stock.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

M. Net Loss on Disposition of Partial Interest in Development Project
On June 30, 2014, the Company entered into a joint venture with Greenland Atlantic Yards, LLC, a subsidiary of Shanghai-based Greenland Holding Group Company Limited (“Greenland”), to develop Pacific Park Brooklyn, a 22 acre mixed-use project in Brooklyn, New York. The joint venture will execute on the remaining development rights of the entire project, including the infrastructure and vertical construction of the residential units, but excludes Barclays Center arena and the under-construction B2 BKLYN apartment community. Under the joint venture, Greenland acquired 70% of the project and will co-develop the project with the Company, along with sharing in the entire project costs going forward in proportion to ownership interests. For its 70% equity interest, Greenland invested cash and assumed 70% of the nonrecourse mortgage debt on the project. As of September 30, 2014, the Company had received $203,923,000 of cash, net of transaction costs, related to the disposition. The transaction resulted in a net loss on disposition of partial interest in development project of $19,590,000 ($16,211,000, net of noncontrolling interests) during the nine months ended September 30, 2014. Upon closing, the Company determined it was not the primary beneficiary of the joint venture. As a result, the Company deconsolidated the Pacific Park Brooklyn development project and accounts for the joint venture on the equity method of accounting.

N. Net Gain (Loss) on Disposition of Full or Partial Interest in Rental Properties
The net gain (loss) on disposition of full or partial interest in rental properties is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Stapleton - 3055 Roslyn (Office Building)	$(146)	$—	$(146)	$—
QIC Joint Venture	—	381,627	(467)	381,627
New York Retail Joint Venture	—	4,932	—	4,932
	$(146)	$386,559	$(613)	$386,559
As discussed in Note A – Accounting Policies, the Company adopted new discontinued operations accounting guidance effective April 1, 2014. As a result, the sale of Stapleton - 3055 Roslyn, a fully consolidated office building in Denver, Colorado, during the three months ended September 30, 2014 did not qualify for discontinued operations. The loss on the sale of this property is included in net gain (loss) on disposition of full or partial interest in rental properties for the three and nine months ended September 30, 2014. Prior to the three months ended September 30, 2014, full disposals of consolidated real estate assets qualified for and were recorded as discontinued operations and accordingly, were excluded from this financial statement line item.
QIC Joint Venture
In September 2013, the Company entered into joint venture agreements with outside partners, affiliated entities of QIC, one of the largest institutional investment managers in Australia. The outside partners invested in and received 49% of the Company’s equity interests in seven regional retail malls.
For its 49% equity interests, the outside partner invested cash and assumed debt of $448,900,000, representing 49% of the nonrecourse mortgage debt on the seven properties. As of September 30, 2013, the Company received approximately $412,300,000 of proceeds, net of transaction costs, of which approximately $188,200,000 represented cash, with the remainder being in the form of a loan. Based on the amount of cash received, the outside partners’ minimum initial investment requirement was met and the transaction qualified for full gain recognition. As such, the Company recognized a net gain on disposition of partial interest in rental properties of $381,627,000 during the three and nine months ended September 30, 2013. The seven properties are adequately capitalized and do not contain the characteristics of a VIE. Based on this and the substantive participating rights held by the outside partners with regards to the properties, the Company concluded it appropriate to deconsolidate the entities and account for them under the equity method of accounting. During the three months ended September 30, 2013 and prior to admitting the outside party into the joint ventures, the Company acquired noncontrolling interests in two of the regional retail malls for approximately $92,400,000, which has been reflected in the Consolidated Statement of Equity.

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
For its 49% equity interests, the outside partner invested cash and assumed debt of $244,952,000, representing 49% of the nonrecourse mortgage debt on the 15 properties. As of January 31, 2012, the Company received proceeds of $178,286,000, primarily in the form of a loan. Based on the net amount of cash received, the outside partner’s minimum initial investment requirement of 20% was not met. Since the transaction did not qualify for full gain recognition, the installment method of gain recognition was applied and a net gain on disposition of partial interest in rental properties of $9,561,000 was recorded during the year ended January 31, 2012. As of January 31, 2013, the remaining gain of $114,465,000 continued to be deferred and was included in accounts payable, accrued expenses and other liabilities.
During the three months ended September 30, 2013, the Company used distribution proceeds from the joint ventures to pay down a portion of the loan, which increases the net cash received for purposes of measuring whether full gain recognition is appropriate. However, the outside partner’s investment requirement was still not met and the installment method of gain recognition was continued to be applied, resulting in an additional net gain on disposition of partial interest in rental properties of $4,932,000 during the three and nine months ended September 30, 2013. The remaining $109,533,000 of gain, which continued to be deferred at September 30, 2013, was recognized during the three months ended December 31, 2013.

O. Income Taxes
Income tax expense (benefit) was $(365,000) and $144,955,000 for the three months ended September 30, 2014 and 2013, respectively, and $(43,381,000) and $117,820,000 for the nine months ended September 30, 2014 and 2013, respectively. The difference in recorded income tax expense/benefit versus income tax expense/benefit computed at the statutory federal income tax rate is primarily attributable to state income taxes, changes in state net operating losses, additional general business credits, changes to valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

P. Discontinued Operations and Gain on Disposition of Rental Properties
See Note A – Accounting Policies for discussion of adoption of new discontinued operations accounting guidance during the nine months ended September 30, 2014.
The following table summarizes the rental properties included in discontinued operations:

Property	Location	Square Feet/ Number of Units	Period Disposed	Three Months Ended 9/30/14	Nine Months Ended 9/30/14	Three Months Ended 9/30/13	Nine Months Ended 9/30/13
Commercial Group:
Promenade Bolingbrook	Bolingbrook, Illinois	771,000 square feet	Q2-2014 (1)	—	Yes	Yes	Yes
Quartermaster Plaza	Philadelphia, Pennsylvania	456,000 square feet	Q1-2014	—	Yes	Yes	Yes
Mesa del Sol - 5600 University SE	Albuquerque, New Mexico	87,000 square feet	Q1-2014	—	Yes	Yes	Yes
Orchard Town Center	Westminster, Colorado	603,000 square feet	Q4-2013	—	—	Yes	Yes
Colorado Studios	Denver, Colorado	75,000 square feet	Q3-2013	—	—	Yes	Yes
Higbee Building	Cleveland, Ohio	815,000 square feet	Q3-2013	—	—	Yes	Yes
Sheraton Station Square	Pittsburgh, Pennsylvania	399 rooms	Q3-2013	—	—	Yes	Yes
Two triple net lease properties	Various	138,000 square feet	Various (2)	—	—	Yes	Yes
Residential Group:
Millender Center	Detroit, Michigan	339 units	Q1-2013	—	—	—	Yes

(1)	Classified as held for sale as of March 31, 2014.

(2)	Includes one triple net lease property disposed of during Q4-2013 and one triple net lease property disposed of during Q1-2013.
The following table summarizes the operating results related to discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues	$—	$11,997	$7,034	$58,423
Expenses
Operating expenses	—	6,593	3,026	32,689
Depreciation and amortization	—	3,048	987	11,523
Impairment of real estate	—	6,870	—	6,870
	—	16,511	4,013	51,082

Interest expense	—	(3,436)	(5,538)	(11,266)
Amortization of mortgage procurement costs	—	(122)	(41)	(483)
Loss on extinguishment of debt	—	—	(448)	(40)
Interest and other income	—	37	—	263
Gain on disposition of rental properties	—	22,460	28,100	43,931
Earnings before income taxes	—	14,425	25,094	39,746
Income tax expense	—	8,754	12,082	16,517
Earnings from discontinued operations	—	5,671	13,012	23,229
Noncontrolling interest
Gain on disposition of rental properties	—	125	58	5,960
Operating earnings (loss) from rental properties	—	10	(8)	74
	—	135	50	6,034
Earnings from discontinued operations attributable to Forest City Enterprises, Inc.	$—	$5,536	$12,962	$17,195

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the pre-tax gain on disposition of rental properties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Quartermaster Plaza (Specialty Retail Center)	$—	$—	$26,373	$—
Promenade Bolingbrook (Regional Mall)	—	—	1,276	—
Office Buildings:
Mesa del Sol - 5600 University SE	—	—	451	—
Higbee Building	—	2,922	—	2,922
Colorado Studios	—	1,239	—	1,239
Sheraton Station Square (Hotel)	—	18,096	—	18,096
Millender Center (Apartment Community)	—	—	—	21,660
Other	—	203	—	14
	$—	$22,460	$28,100	$43,931
Gain on Disposition of Unconsolidated Entities
Gains and losses on the disposition of investments accounted for on the equity method are included in equity in earnings and are summarized in the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
		(in thousands)
Mall at Stonecrest (Regional Mall)	Atlanta, Georgia	$7,952	$—	$7,952	$—
Liberty Center (Office Building)	Pittsburgh, Pennsylvania	1,237	1,540	1,237	1,540
Westin Convention Center (Hotel)	Pittsburgh, Pennsylvania	—	32,741	—	32,741
Specialty Retail Centers:
Golden Gate	Mayfield Heights, Ohio	—	—	16,440	—
Plaza at Robinson Town Center	Pittsburgh, Pennsylvania	—	—	—	(1,510)
Apartment Communities:
Westwood Reserve	Tampa, Florida	—	—	8,904	—
Legacy Crossroads	Cary, North Carolina	—	—	6,216	—
Colonial Grand	Tampa, Florida	—	—	4,904	—
Legacy Arboretum	Charlotte, North Carolina	—	—	3,257	—
Barrington Place	Raleigh, North Carolina	—	—	1,515	—
Other		—	—	(350)	—
		$9,189	$34,281	$50,075	$32,771

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Q. Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The Class A Common Units (“Units”), which are reflected as noncontrolling interests in the Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with a put or conversion of the 2014 Senior Notes, 2016 Senior Notes, 2018 Senior Notes, 2020 Senior Notes and Series A preferred stock is included in the computation of diluted EPS using the if-converted method. The loss from continuing operations attributable to Forest City Enterprises, Inc. for the nine months ended September 30, 2014 was allocated solely to holders of common stock as the participating security holders do not share in the losses.
The reconciliation of the basic and diluted EPS computations is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerators (in thousands)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc.	$686	$236,320	$(89,748)	$170,130
Preferred dividends	—	—	—	(185)
Undistributed earnings allocated to participating securities	(17)	(6,759)	—	(5,021)
Earnings (loss) from continuing operations attributable to common shareholders ‑ Basic	$669	$229,561	$(89,748)	$164,924
Undistributed earnings allocated to participating securities	17	6,759	—	5,021
Interest on convertible debt	—	4,005	—	10,946
Earnings (loss) from continuing operations attributable to common shareholders ‑ Diluted	$686	$240,325	$(89,748)	$180,891
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$686	$241,856	$(76,786)	$187,325
Preferred dividends	—	—	—	(185)
Undistributed earnings allocated to participating securities	(17)	(6,917)	—	(5,530)
Net earnings (loss) attributable to common shareholders ‑ Basic	$669	$234,939	$(76,786)	$181,610
Undistributed earnings allocated to participating securities	17	6,917	—	5,530
Interest on convertible debt	—	4,005	—	10,946
Net earnings (loss) attributable to common shareholders ‑ Diluted	$686	$245,861	$(76,786)	$198,086
Denominators
Weighted average shares outstanding ‑ Basic	198,893,584	197,442,451	198,328,900	190,919,579
Effect of stock options, restricted stock and performance shares	1,758,916	1,804,200	—	1,684,332
Effect of convertible debt	—	29,877,940	—	29,813,775
Effect of convertible Class A Common Units	2,973,190	3,646,755	—	3,646,755
Weighted average shares outstanding ‑ Diluted (1)	203,625,690	232,771,346	198,328,900	226,064,441
Earnings Per Share
Earnings (loss) from continuing operations attributable to common shareholders ‑ Basic	$—	$1.16	$(0.45)	$0.86
Earnings (loss) from continuing operations attributable to common shareholders ‑ Diluted	$—	$1.03	$(0.45)	$0.80
Net earnings (loss) attributable to common shareholders ‑ Basic	$—	$1.19	$(0.39)	$0.95
Net earnings (loss) attributable to common shareholders ‑ Diluted	$—	$1.06	$(0.39)	$0.88

(1)
Convertible securities of 32,138,215 for the three months ended September 30, 2014 were not included in the computation of diluted EPS because their effect is anti-dilutive under the if-converted method. Incremental shares from dilutive options, restricted stock, performance shares and convertible securities aggregating 37,238,228 for the nine months ended September 30, 2014 were not included in the computation of diluted EPS because their effect is anti-dilutive due to the loss from continuing operations. Weighted-average shares issuable upon the conversion of preferred stock of 185,199 for the nine months ended September 30, 2013 were not included in the computation of diluted EPS because their effect is anti-dilutive under the if-converted method. Weighted-average options, restricted stock and performance shares of 3,240,497 and 3,470,348 for the three and nine months ended September 30, 2014, respectively, and 3,455,487 and 3,514,529 for the three and nine months ended September 30, 2013, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive under the treasury stock method.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

R. Segment Information
The following tables summarize financial data for the Company’s reportable operating segments. All amounts are presented in thousands.

	September 30, 2014	December 31, 2013
	Identifiable Assets
Commercial Group	$4,099,605	$5,120,360
Residential Group	2,789,605	2,468,708
Arena	969,020	984,937
Land Development Group	267,392	260,070
Corporate Activities	83,308	117,950
	$8,208,930	$8,952,025

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	Revenues				Operating Expenses
Commercial Group	$129,345	$160,965	$383,221	$511,767	$70,224	$85,986	$224,929	$283,313
Residential Group	63,303	69,423	190,525	196,704	43,704	50,081	127,046	145,105
Arena	25,039	25,277	84,968	76,270	17,105	16,286	55,399	56,596
Land Development Group	17,056	21,028	55,203	39,833	5,358	15,155	24,307	29,230
Corporate Activities	—	—	—	—	13,763	13,994	35,383	38,531
	$234,743	$276,693	$713,917	$824,574	$150,154	$181,502	$467,064	$552,775

	Depreciation and Amortization				Interest Expense
Commercial Group	$29,304	$62,961	$91,756	$162,748	$31,093	$49,465	$97,938	$148,893
Residential Group	16,608	15,748	49,660	45,769	8,030	8,241	23,032	24,957
Arena	8,793	8,699	25,999	25,073	10,895	9,492	30,101	27,767
Land Development Group	88	99	269	528	(287)	97	(572)	(341)
Corporate Activities	718	725	2,154	2,370	9,581	14,958	28,418	45,556
	$55,511	$88,232	$169,838	$236,488	$59,312	$82,253	$178,917	$246,832

	Interest and Other Income				Capital Expenditures
Commercial Group	$1,579	$4,989	$5,585	$9,059	$17,655	$35,051	$98,033	$143,675
Residential Group	5,101	6,110	18,145	18,371	62,795	58,074	207,644	155,774
Arena	—	—	—	—	2,890	11,752	9,442	44,665
Land Development Group	3,384	3,793	10,091	9,725	20	—	36	829
Corporate Activities	32	65	153	227	—	—	15	452
	$10,096	$14,957	$33,974	$37,382	$83,360	$104,877	$315,170	$345,395
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
The Company believes that, although its business has many facets such as development, acquisitions, disposals, and property management, the core of its business is the recurring operations of its portfolio of real estate assets. The Company’s Chief Executive Officer, the chief operating decision maker, uses FFO, as presented, to assess performance of the Company’s real estate assets by reportable operating segment because it provides information on the financial performance of the core real estate portfolio operations. FFO measures the profitability of a real estate segment’s operations of collecting rent, paying operating expenses and servicing its debt.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The reconciliations of net earnings (loss) to FFO by segment are shown in the following tables. All amounts are presented in thousands.

Three Months Ended September 30, 2014	Commercial Group	Residential Group	Arena	Land Development Group	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$12,190	$5,512	$(5,575)	$13,171	$(24,612)	$686
Depreciation and amortization – Real Estate Groups	41,725	24,175	4,986	41	—	70,927
Net loss on disposition of full or partial interests in rental properties	173	—	—	—	—	173
Gain on disposition of unconsolidated entities	(9,189)	—	—	—	—	(9,189)
Income tax expense on non-FFO:
Gain on disposition of rental properties	—	—	—	—	3,310	3,310
FFO	$44,899	$29,687	$(589)	$13,212	$(21,302)	$65,907

Three Months Ended September 30, 2013	Commercial Group	Residential Group	Arena	Land Development Group	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$427,001	$3,857	$(5,092)	$(376)	$(183,534)	$241,856
Depreciation and amortization – Real Estate Groups	72,451	22,099	4,956	47	—	99,553
Net gain on disposition of partial interests in rental properties	(386,559)	—	—	—	—	(386,559)
Gain on disposition of unconsolidated entities	(34,281)	—	—	—	—	(34,281)
Discontinued operations:
Depreciation and amortization – Real Estate Groups	3,039	5	—	—	—	3,044
Gain on disposition of rental properties	(22,132)	(203)	—	—	—	(22,335)
Impairment of consolidated depreciable real estate	6,870	—	—	—	—	6,870
Income tax expense (benefit) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	172,926	172,926
Impairment of depreciable real estate	—	—	—	—	(2,668)	(2,668)
FFO	$66,389	$25,758	$(136)	$(329)	$(13,276)	$78,406

Nine Months Ended September 30, 2014	Commercial Group	Residential Group	Arena	Land Development Group	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(111,414)	$48,613	$(13,378)	$36,257	$(36,864)	$(76,786)
Depreciation and amortization – Real Estate Groups	130,198	71,367	14,927	116	—	216,608
Net loss on disposition of full or partial interests in rental properties	640	—	—	—	—	640
Gain on disposition of unconsolidated entities	(25,279)	(24,796)	—	—	—	(50,075)
Impairment of consolidated depreciable real estate	129,059	—	—	—	—	129,059
Discontinued operations:
Depreciation and amortization – Real Estate Groups	986	—	—	—	—	986
Gain on disposition of rental properties	(28,042)	—	—	—	—	(28,042)
Income tax expense (benefit) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	32,028	32,028
Impairment of depreciable real estate	—	—	—	—	(50,053)	(50,053)
FFO	$96,148	$95,184	$1,549	$36,373	$(54,889)	$174,365

Nine Months Ended September 30, 2013	Commercial Group	Residential Group	Arena	Land Development Group	Corporate Activities	Total
Net earnings (loss) attributable to common shareholders	$380,743	$25,055	$(18,135)	$28,366	$(228,889)	$187,140
Preferred dividends	—	—	—	—	185	185
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$380,743	$25,055	$(18,135)	$28,366	$(228,704)	$187,325
Depreciation and amortization – Real Estate Groups	190,059	68,083	14,505	428	—	273,075
Net gain on disposition of partial interests in rental properties	(386,559)	—	—	—	—	(386,559)
Gain on disposition of unconsolidated entities	(32,771)	—	—	—	—	(32,771)
Impairment of consolidated depreciable real estate	—	1,175	—	—	—	1,175
Discontinued operations:
Depreciation and amortization – Real Estate Groups	11,372	176	—	—	—	11,548
Gain on disposition of rental properties	(21,943)	(16,028)	—	—	—	(37,971)
Impairment of consolidated depreciable real estate	6,870	—	—	—	—	6,870
Income tax expense (benefit) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	178,398	178,398
Impairment of depreciable real estate	—	—	—	—	(3,124)	(3,124)
FFO	$147,771	$78,461	$(3,630)	$28,794	$(53,430)	$197,966

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
Corporate Activities is the other reportable operating segment, which includes our equity method investment in The Nets, a member of the National Basketball Association (“NBA”).
We have approximately $8.2 billion of consolidated assets in 24 states and the District of Columbia at September 30, 2014. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia and the greater metropolitan areas of New York City, San Francisco and Washington D.C. We have offices in Albuquerque, Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C. and our corporate headquarters in Cleveland, Ohio.
Significant milestones during the third quarter of 2014 include:

•
Commenced construction of Blossom Plaza, a 237 unit apartment community in Los Angeles, California, and The Yards - Arris, a 327 apartment community in Washington, D.C. These two assets were contributed into our strategic capital partnership with Arizona State Retirement System during the three months ended September 30, 2014;

•
The disposition of Stapleton - 3055 Roslyn, an office building in Denver, Colorado, and Mall at Stonecrest, an unconsolidated regional mall in Atlanta, Georgia, generating cash liquidity of $4,197,000;

•	Began the phased opening of 3700M, a 381 unit apartment community in Dallas, Texas; and

•	Closed $123,050,000 of nonrecourse mortgage financing transactions, related to Blossom Plaza and The Yards - Arris.
In addition, subsequent to September 30, 2014, we achieved the following significant milestones:

•	Began phased openings of:

◦	2175 Market Street, an 88 unit apartment community in San Francisco, California; and

◦	Winchester Lofts, a 158 unit apartment community in New Haven, Connecticut.

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
Reconciliation of Earnings (Loss) Before Income Taxes (GAAP) to Net Operating Income (non-GAAP) (in thousands):

	Nine Months Ended September 30,
	2014		2013
Earnings (loss) before income taxes (GAAP)		$(227,209)		$208,767
Earnings from unconsolidated entities	$80,543		$59,270
Net gain on land held for divestiture of unconsolidated entities	—		(2,590)
Gain on disposition of unconsolidated entities	(50,075)		(32,771)
Depreciation and amortization of unconsolidated entities	66,901		56,166
Interest expense of unconsolidated entities	81,763		73,723
Gain on extinguishment of debt of unconsolidated entities	(16)		(761)
Total NOI from unconsolidated entities	$179,116	179,116	$153,037	153,037
Interest expense		178,917		246,832
(Gain) loss on extinguishment of debt		927		(18,718)
Net gain on land held for divestiture activity		—		(3,383)
Net loss on disposition of partial interest in development project		19,590		—
Net (gain) loss on disposition of full or partial interest in rental properties		613		(386,559)
Impairment of consolidated real estate		130,795		1,175
Depreciation and amortization—Real Estate Groups		166,354		232,809
Amortization of mortgage procurement costs		5,967		7,567
Straight-line rent adjustment		(2,675)		(10,301)
Net operating income (Non-GAAP)		$452,395		$431,226

Comparable NOI
In addition to NOI, we use comparable NOI as a metric to evaluate performance of our multi-family, office and retail properties. This measure provides a same-store comparison of operating results of all stabilized properties that are open and operating in both periods presented. Write-offs of abandoned development projects, non-capitalizable development costs and unallocated management and service company overhead, net of tax credit income, are not directly attributable to an operating property and are considered non-comparable NOI. In addition, certain income and expense items at the property level, such as lease termination income, real estate tax assessments or rebates and participation payments as a result of refinancing transactions and NOI impacts of changes in ownership percentages, are removed from comparable NOI and are included in non-comparable NOI. Other properties and activities such as Arena, hotels, subsidized senior housing, military housing, corporate activities and land are not evaluated on a same-store basis and the NOI from these properties and activities is considered non-comparable NOI.
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
For the nine months ended September 30, 2014, comparable NOI increased 0.5% for retail, 4.9% for office and 4.7% for residential compared with the same period in the prior year.

The following is a reconciliation of comparable NOI to total NOI.

	Net Operating Income (in thousands)
	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
Full Consolidation	Comparable	Non-Comparable	Total	Comparable	Non-Comparable	Total

Retail	$106,974	$22,917	$129,891	$106,427	$55,635	$162,062
Office	175,058	(814)	174,244	166,961	6,382	173,343
Apartments	121,413	1,654	123,067	116,122	(176)	115,946
Arena	—	29,478	29,478	—	19,674	19,674
Subsidized Senior Housing	—	10,971	10,971	—	10,654	10,654
Military Housing	—	15,578	15,578	—	16,339	16,339
Hotels	—	—	—	—	1,693	1,693
Land Sales	—	488	488	—	9,444	9,444
Write-offs of abandoned development projects and demolition costs	—	(1,389)	(1,389)	—	(17,012)	(17,012)
Other	—	(31,288)	(31,288)	—	(37,987)	(37,987)

Total Rental Properties	$403,445	$47,595	$451,040	$389,510	$64,646	$454,156

Land Development Group	$—	$41,100	$41,100	$—	$19,872	$19,872
Corporate Activities	$—	$(39,745)	$(39,745)	$—	$(42,802)	$(42,802)

Grand Total	$403,445	$48,950	$452,395	$389,510	$41,716	$431,226

	Nine Months Ended September 30,
Comparable NOI (net of Noncontrolling Interests (“NCI”))	2014	2013	% Change
	(in thousands)
Retail Comparable NOI	$106,974	$106,427
NOI attributable to NCI	—	—
Subtotal Retail	106,974	106,427	0.5%

Office Comparable NOI	175,058	166,961
NOI attributable to NCI	(6,892)	(6,714)
Subtotal Office	168,166	160,247	4.9%

Apartments Comparable NOI	121,413	116,122
NOI attributable to NCI	(1,121)	(1,273)
Subtotal Apartments	120,292	114,849	4.7%

Grand Total Comparable NOI (net of NCI)	$395,432	$381,523	3.6%

Net Operating Income by Product Type
Full Consolidation (in thousands)

Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

NOI by Product Type	$495,339	NOI by Product Type	$498,733
Hotels	—	Hotels	1,693
Non-outlot land sale	—	Non-outlot land sale	8,927
Arena	29,478	Arena	19,674
Corporate Activities	(39,745)	Corporate Activities	(42,802)
Write-offs of abandoned development projects and demolition costs	(1,389)	Write-offs of abandoned development projects and demolition costs	(17,012)
Other (3)	(31,288)	Other (3)	(37,987)
Grand Total NOI	$452,395	Grand Total NOI	$431,226

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
The table below reconciles net earnings (loss), the most comparable GAAP measure, to FFO, a non-GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$686	$241,856	$(76,786)	$187,325
Depreciation and Amortization—Real Estate Groups (1)	70,927	102,597	217,594	284,623
Impairment of depreciable rental properties	—	6,870	129,059	8,045
Gain on disposition of full or partial interests in rental properties	(9,016)	(443,175)	(77,477)	(457,301)
Income tax expense (benefit) adjustment — current and deferred (2):
Gain on disposition of full or partial interests in rental properties	3,310	172,926	32,028	178,398
Impairment of depreciable rental properties	—	(2,668)	(50,053)	(3,124)
FFO	$65,907	$78,406	$174,365	$197,966

FFO Per Share - Diluted
Numerator (in thousands):
FFO	$65,907	$78,406	$174,365	$197,966
If-Converted Method (adjustments for interest, net of tax):
3.625% Notes due 2014	—	22	—	1,645
5.000% Notes due 2016	382	382	1,147	1,147
4.250% Notes due 2018	2,277	2,277	6,830	6,830
3.625% Notes due 2020	1,664	1,324	4,993	1,324
FFO for per share data	$70,230	$82,411	$187,335	$208,912
Denominator:
Weighted average shares outstanding—Basic	198,893,584	197,442,451	198,328,900	190,919,579
Effect of stock options, restricted stock and performance shares	1,758,916	1,804,200	1,741,929	1,684,332
Effect of convertible preferred stock	—	—	—	185,199
Effect of convertible debt	32,138,215	29,877,940	32,138,215	29,813,775
Effect of convertible Class A Common Units	2,973,190	3,646,755	3,358,084	3,646,755
Weighted average shares outstanding - Diluted	235,763,905	232,771,346	235,567,128	226,249,640
FFO Per Share	$0.30	$0.35	$0.80	$0.92

(1)	The following table provides detail of depreciation and amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Full Consolidation	$55,511	$88,232	$169,838	$236,488
Non-Real Estate	(1,217)	(1,119)	(3,484)	(3,679)
Real Estate Groups Full Consolidation	54,294	87,113	166,354	232,809
Real Estate Groups related to noncontrolling interest	(4,888)	(4,821)	(14,250)	(13,620)
Real Estate Groups Unconsolidated	21,521	17,261	64,504	53,886
Real Estate Groups Discontinued Operations	—	3,044	986	11,548
Real Estate Groups at our proportional share	$70,927	$102,597	$217,594	$284,623

(2)	The following table provides detail of income tax expense (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Income tax expense (benefit) on FFO
Operating Earnings:
Current taxes	$(6,922)	$(25,054)	$(13,504)	$(70,431)
Deferred taxes	3,247	8,505	230	29,494
Total income tax expense (benefit) on FFO	(3,675)	(16,549)	(13,274)	(40,937)

Income tax expense (benefit) on non-FFO
Disposition of full or partial interests in rental properties:
Current taxes	$10,415	$70,902	$26,171	$79,882
Deferred taxes	(7,105)	102,024	5,857	98,516
Disposition of full or partial interests in rental properties	3,310	172,926	32,028	178,398

Impairment of depreciable rental properties
Deferred taxes	$—	$(2,668)	$(50,053)	$(3,124)
Total income tax expense (benefit) on non-FFO	3,310	170,258	(18,025)	175,274
Grand Total	$(365)	$153,709	$(31,299)	$134,337

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

The table below reconciles FFO to Operating FFO.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
FFO	$65,907	$78,406	$174,365	$197,966
Net (gain) loss on land held for divestiture activity	—	8,126	—	(11,281)
Impairment of non-depreciable real estate	966	—	1,736	—
Write-offs of abandoned development projects and demolition costs	456	3,459	1,389	17,012
Tax credit income	(3,515)	(7,948)	(12,942)	(19,356)
(Gain) loss on extinguishment of debt	(300)	(23,616)	1,322	(19,443)
Change in fair market value of nondesignated hedges	55	4,771	3,046	6,496
Net gain on change in control of interests	—	—	(2,759)	(2,762)
Straight-line rent adjustments	779	(4,459)	(2,596)	(10,992)
Participation payments	—	1,431	1,469	2,801
Non-outlot land sales	—	—	—	(8,927)
Net loss on disposition of partial interest in development project	—	—	16,211	—
Nets Pre-tax FFO	947	(770)	2,361	2,128
Income tax benefit on FFO	(3,675)	(16,549)	(13,274)	(40,937)
Operating FFO	$61,620	$42,851	$170,328	$112,705

Operating FFO Per Share - Diluted
Numerator (in thousands):
Operating FFO	$61,620	$42,851	$170,328	$112,705
If-Converted Method (adjustments for interest, pre-tax):
3.625% Notes due 2014	—	37	—	2,687
5.000% Notes due 2016	625	625	1,875	1,875
4.250% Notes due 2018	3,719	—	11,156	—
3.625% Notes due 2020	2,719	—	8,156	—
Operating FFO for per share data	$68,683	$43,513	$191,515	$117,267

Denominator:
Weighted average shares outstanding - Diluted (1)	235,763,905	206,764,752	235,567,128	206,778,087
Operating FFO Per Share	$0.29	$0.21	$0.81	$0.57

(1)
For the three and nine months ended September 30, 2013, weighted-average shares issuable upon the conversion of convertible debt of 26,006,594 and 19,471,553, respectively, were not included in the computation of diluted Operating FFO per share because their effect is anti-dilutive under the if-converted method. As a result, adjustments to Operating FFO are not required for interest expense of $5,881,000 and $13,319,000 for the three and nine months ended September 30, 2013, respectively, related to these securities.

Commercial Group
Comparable leased occupancy is 92.1% and 92.9% for retail and office, respectively, as of September 30, 2014 compared with 91.6% and 92.5%, respectively, as of September 30, 2013. Leased occupancy percentage is calculated by dividing the sum of the total tenant occupied space under the lease and vacant space under lease by total gross leasable area (“GLA”). Retail and office occupancy as of September 30, 2014 and 2013 represents leased occupancy at the end of the quarter. Occupancy data includes leases with original terms of one year or less. Comparable occupancy relates to stabilized properties opened and operated in both the three months ended September 30, 2014 and 2013.
We monitor retail and office leases expiring in the short to mid-term. Management’s plan to obtain lease renewals for expiring retail and office leases includes signing of lease extensions, if available, and active marketing for available or soon to be available space to new or existing tenants in the normal course of business.
Retail Centers
The following tables represent those new leases and GLA signed and rent per square foot (“SF”) on the same space in which there was a former tenant and existing tenant renewals.
Regional Malls

Calendar Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q4 2013	24	79,493	$59.29	$49.53	19.7%
Q1 2014	32	114,132	$52.60	$42.93	22.5%
Q2 2014	60	152,130	$82.45	$63.13	30.6%
Q3 2014	45	128,871	$50.33	$41.58	21.0%
Total	161	474,626	$62.97	$50.20	25.4%

Specialty Retail Centers

Calendar Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q4 2013	3	4,905	$31.46	$30.24	4.0%
Q1 2014	2	8,994	$34.14	$35.37	(3.5)%
Q2 2014	18	120,433	$50.68	$44.01	15.2%
Q3 2014	4	9,169	$32.40	$30.36	6.7%
Total	27	143,501	$47.75	$42.08	13.5%

Office Buildings
The following table represent those new leases and GLA signed on the same space in which there was a former tenant and existing tenant renewals along with all other new leases signed within the rolling 12-month period.

	Same-Space Leases					Other New Leases
Calendar Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Total GLA Signed
Q4 2013	27	120,088	$18.74	$17.63	6.3%	5	15,468	$18.50	135,556
Q1 2014	19	190,669	$47.26	$43.21	9.4%	4	11,324	$20.82	201,993
Q2 2014	20	189,441	$26.64	$23.89	11.5%	5	40,891	$24.94	230,332
Q3 2014	14	136,474	$55.11	$55.63	(0.9)%	3	21,513	$21.18	157,987
Total	80	636,672	$37.73	$35.56	6.1%	17	89,196	$22.39	725,868

(1)
Retail and Office contractual rent per square foot includes base rent and fixed additional charges for common area maintenance and real estate taxes as of rental commencement. Retail contractual rent per square foot also includes fixed additional marketing/promotional charges. For all expiring leases, contractual rent per square foot includes any applicable escalations.

Residential Group
Comparable economic occupancy for the Residential Group is 95.0% and 94.8% for the nine months ended September 30, 2014 and 2013, respectively. Economic residential occupancy is calculated by dividing gross potential rent (“GPR”) less vacancy by GPR. GPR is calculated based on actual rents per lease agreements for occupied apartment units and at market rents for vacant apartment units. Market rental rates are determined using a variety of factors which include availability of specific apartment unit types (one bedroom, two bedroom, etc.), seasonality factors and rents offered by competitive properties for similar apartment types in the same geographic market. Comparable economic occupancy relates to stabilized properties that operated in both the nine months ended September 30, 2014 and 2013.
The following tables present leasing information of our Apartment Communities. Prior period amounts may differ from data as reported in previous quarters since the properties that qualify as comparable change from period to period.
Quarterly Comparison

	Leasable Units at Pro-Rata %(3)	Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
Comparable Apartment		Three Months Ended September 30,			Three Months Ended September 30,
Communities (1)		2014	2013	% Change	2014	2013	% Change
Core Markets	8,628	$1,854	$1,790	3.6%	95.7%	95.3%	0.4%
Non-Core Markets	8,550	$973	$950	2.4%	95.0%	94.3%	0.7%
Total Comparable Apartments	17,178	$1,416	$1,372	3.2%	95.5%	94.9%	0.6%

Year-to-Date Comparison

	Leasable Units at Pro-Rata %(3)	Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
Comparable Apartment		Nine Months Ended September 30,			Nine Months Ended September 30,
Communities (1)		2014	2013	% Change	2014	2013	% Change
Core Markets	8,190	$1,840	$1,774	3.7%	95.5%	95.1%	0.4%
Non-Core Markets	8,550	$965	$942	2.4%	94.1%	94.1%	—
Total Comparable Apartments	16,740	$1,393	$1,349	3.3%	95.0%	94.8%	0.2%

Sequential Comparison

	Leasable Units at Pro-Rata %(3)	Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
Comparable Apartment		Three Months Ended			Three Months Ended
Communities (1)		September 30, 2014	June 30, 2014	% Change	September 30, 2014	June 30, 2014	% Change
Core Markets	8,709	$1,866	$1,843	1.2%	95.7%	95.8%	(0.1)%
Non-Core Markets	8,550	$973	$965	0.8%	95.0%	94.1%	0.9%
Total Comparable Apartments	17,259	$1,424	$1,408	1.1%	95.5%	95.2%	0.3%

(1)
Includes stabilized apartment communities completely opened and operated in the periods presented. These apartment communities include units leased at affordable apartment rates which provide a discount from average market rental rates. For the three months ended September 30, 2014, 18.7% of leasable units in core markets and 3.8% of leasable units in non-core markets were deemed affordable housing units. Excludes all military and limited-distribution subsidized senior housing units.

(2)	Represents GPR less concessions.

(3)	Leasable units at pro-rata represent our share of comparable leasable units at the apartment community.

Segment Operating Results
The following tables present revenues, operating expenses, interest expense and equity in earnings by segment for the three months ended September 30, 2014 compared with the three months ended September 30, 2013. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Commercial Group	Residential Group	Arena	Land Development Group	Total
Revenues for the three months ended September 30, 2013	$160,965	$69,423	$25,277	$21,028	$276,693
Increase (decrease) due to:
Comparable portfolio	6,981	1,046	—	—	8,027
Non-comparable properties (1)	215	2,598	(238)	—	2,575
Change in accounting method due to partial sale or acquisition	(31,460)	1,238	—	—	(30,222)
Recently disposed properties	(157)	—	—	—	(157)
Land sales	(1,163)	(1,701)	—	(4,536)	(7,400)
Military housing	—	(5,262)	—	—	(5,262)
Other	(6,036)	(4,039)	—	564	(9,511)
Revenues for the three months ended September 30, 2014	$129,345	$63,303	$25,039	$17,056	$234,743

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Operating expenses for the three months ended September 30, 2013	$13,994	$85,986	$50,081	$16,286	$15,155	$181,502
Increase (decrease) due to:
Comparable portfolio	—	435	2,193	—	—	2,628
Non-comparable properties (1)	—	(72)	1,234	819	—	1,981
Change in accounting method due to partial sale or acquisition	—	(10,853)	602	—	—	(10,251)
Recently disposed properties	—	37	—	—	—	37
Land cost of sales	—	(581)	(1,669)	—	(9,057)	(11,307)
Military housing	—	—	(5,932)	—	—	(5,932)
Development, management, Corporate and other expenses	(231)	(4,728)	(2,805)	—	(740)	(8,504)
Operating expenses for the three months ended September 30, 2014	$13,763	$70,224	$43,704	$17,105	$5,358	$150,154

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Interest expense for the three months ended September 30, 2013	$14,958	$49,465	$8,241	$9,492	$97	$82,253
Increase (decrease) due to:
Comparable portfolio	—	(2,233)	(997)	—	—	(3,230)
Non-comparable properties (1)	—	117	624	1,403	—	2,144
Change in accounting method due to partial sale or acquisition	—	(14,250)	360	—	—	(13,890)
Recently disposed properties	—	(61)	—	—	—	(61)
Capitalized interest	—	(1,955)	1,888	—	9	(58)
Mark-to-market adjustments on non-designated swaps	(68)	(14)	(1,678)	—	(145)	(1,905)
Corporate borrowings	(5,309)	—	—	—	—	(5,309)
Other	—	24	(408)	—	(248)	(632)
Interest expense for the three months ended September 30, 2014	$9,581	$31,093	$8,030	$10,895	$(287)	$59,312

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Equity in earnings (loss) for the three months ended September 30, 2013	$1,080	$38,019	$5,331	$—	$(506)	$43,924
Increase (decrease) due to:
Comparable portfolio	—	(442)	1,619	—	—	1,177
Recently disposed equity method properties	—	(242)	(192)	—	—	(434)
Recently opened equity method properties	—	—	(1,357)	—	—	(1,357)
Change in accounting method due to partial sale or acquisition	—	2,194	(697)	—	—	1,497
Current year gain on disposition	—	9,189	—	—	—	9,189
Prior year gain on disposition	—	(34,281)	—	—	—	(34,281)
Military housing	—	—	(159)	—	—	(159)
Subsidized senior housing	—	—	593	—	—	593
Other	(2,027)	838	439	—	(53)	(803)
Equity in earnings (loss) for the three months ended September 30, 2014	$(947)	$15,275	$5,577	$—	$(559)	$19,346

(1)
The following table presents the increases (decreases) in revenues, operating expenses and interest expense for Commercial and Residential properties in lease-up and other consolidated non-comparable properties:

		Three Months Ended September 30, 2014 vs. 2013
Property	Quarter Opened	Revenues	Operating Expenses	Interest Expense
Commercial:
Properties in lease-up:
The Yards - Boilermaker Shops	Q4-12	$47	$83	$12
The Yards - Lumbershed	Q3-13	284	47	109
Non-comparable property:
Ballston Common Mall		(116)	(202)	(4)
Total Commercial		$215	$(72)	$117
Residential:
Properties in lease-up:
1111 Stratford	Q3-13/Q1-14	$470	$446	$112
Aster Conservatory Green	Q3-13/14	941	332	200
The Continental	Q1-13	501	(298)	6
The Yards - Twelve12	Q2-14	293	413	307
Non-comparable property:
Heritage		393	341	(1)
Total Residential		$2,598	$1,234	$624
Commercial Group:
The decreases in revenues, operating expenses, interest expense and increase to equity in earnings related to the change in accounting method are due to the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with outside partners in seven of our consolidated regional retail malls in 2013.
Ballston Common Mall is classified as a non-comparable property due to its upcoming planned renovation project.
Residential Group:
The increases in revenues, operating expenses and interest expense and decrease to equity in earnings related to the change in accounting method are due to the change from equity method to full consolidation of accounting for 91 Sidney, an apartment community in Cambridge, Massachusetts, upon acquisition of our partner’s remaining ownership interest during the three months ended March 31, 2014. The decreases in revenues and operating expenses for other are primarily due to third party management fees and the expenditures associated with third party management and consulting fee arrangements.
Heritage is classified as a non-comparable property due to its recently completed renovation project resulting in a significant number of units being off-line.
Corporate Activities:
The decrease in interest expense is due to the redemptions of our Senior Notes due 2017 and 2034 and the exchanges of our Senior Notes due 2014 for Class A common stock, which is partially offset by the issuance of our Senior Notes due 2020 during 2013.

The following tables present revenues, operating expenses, interest expense and equity in earnings by segment for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Commercial Group	Residential Group	Arena	Land Development Group	Total
Revenues for the nine months ended September 30, 2013	$511,767	$196,704	$76,270	$39,833	$824,574
Increase (decrease) due to:
Comparable portfolio	9,098	3,464	—	—	12,562
Non-comparable properties (1)	5,808	4,772	8,698	—	19,278
Change in accounting method due to partial sale or acquisition	(112,069)	9,383	—	—	(102,686)
Recently disposed properties	(58)	—	—	—	(58)
Land sales	(19,585)	(1,551)	—	14,511	(6,625)
Military housing	—	(12,838)	—	—	(12,838)
Other	(11,740)	(9,409)	—	859	(20,290)
Revenues for the nine months ended September 30, 2014	$383,221	$190,525	$84,968	$55,203	$713,917

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Operating expenses for the nine months ended September 30, 2013	$38,531	$283,313	$145,105	$56,596	$29,230	$552,775
Increase (decrease) due to:
Comparable portfolio	—	2,850	690	—	—	3,540
Non-comparable properties (1)	—	(304)	3,302	(1,197)	—	1,801
Change in accounting method due to partial sale or acquisition	—	(38,383)	4,936	—	—	(33,447)
Recently disposed properties	—	58	—	—	—	58
Land cost of sales	—	(10,415)	(1,652)	—	(2,570)	(14,637)
Military housing	—	—	(12,598)	—	—	(12,598)
Development, management, Corporate and other expenses	(3,148)	(12,190)	(12,737)	—	(2,353)	(30,428)
Operating expenses for the nine months ended September 30, 2014	$35,383	$224,929	$127,046	$55,399	$24,307	$467,064

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Interest expense for the nine months ended September 30, 2013	$45,556	$148,893	$24,957	$27,767	$(341)	$246,832
Increase (decrease) due to:
Comparable portfolio	—	(8,545)	(2,344)	—	—	(10,889)
Non-comparable properties (1)	—	6	946	2,334	—	3,286
Change in accounting method due to partial sale or acquisition	—	(41,871)	5,156	—	—	(36,715)
Recently disposed properties	—	(66)	—	—	—	(66)
Capitalized interest	—	(597)	(329)	—	(28)	(954)
Mark-to-market adjustments on non-designated swaps	(222)	(33)	(4,323)	—	(145)	(4,723)
Corporate borrowings	(16,916)	—	—	—	—	(16,916)
Other	—	151	(1,031)	—	(58)	(938)
Interest expense for the nine months ended September 30, 2014	$28,418	$97,938	$23,032	$30,101	$(572)	$178,917

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Equity in earnings (loss) for the nine months ended September 30, 2013	$(2,128)	$46,740	$12,765	$—	$(697)	$56,680
Increase (decrease) due to:
Comparable portfolio	—	(1,847)	3,081	—	—	1,234
Recently disposed equity method properties	—	(1,762)	(471)	—	—	(2,233)
Recently opened equity method properties	—	—	(2,330)	—	—	(2,330)
Change in accounting method due to partial sale or acquisition	—	5,247	2,252	—	—	7,499
Current year gain on disposition	—	25,279	24,796	—	—	50,075
Prior year gain on disposition	—	(32,771)	—	—	—	(32,771)
Military housing	—	—	(572)	—	—	(572)
Subsidized senior housing	—	—	321	—	—	321
Other	(233)	2,367	(128)	—	634	2,640
Equity in earnings (loss) for the nine months ended September 30, 2014	$(2,361)	$43,253	$39,714	$—	$(63)	$80,543

(1)
The following table presents the increases (decreases) in revenues, operating expenses and interest expense for Commercial and Residential properties in lease-up and other consolidated non-comparable properties:

		Nine Months Ended September 30, 2014 vs. 2013
Property	Quarter Opened	Revenues	Operating Expenses	Interest Expense
Commercial:
Properties in lease-up:
The Yards - Boilermaker Shops	Q4-12	$249	$106	$36
The Yards - Lumbershed	Q3-13	925	335	288
Westchester’s Ridge Hill	Q2-11/12	5,025	(901)	40
Non-comparable property:
Ballston Common Mall		(391)	156	(358)
Total Commercial		$5,808	$(304)	$6
Residential:
Properties in lease-up:
1111 Stratford	Q3-13/Q1-14	$844	$1,079	$318
Aster Conservatory Green	Q3-13/14	1,792	980	365
The Continental	Q1-13	1,884	136	274
The Yards - Twelve12	Q2-14	309	613	340
Non-comparable property:
Heritage		(57)	494	(351)
Total Residential		$4,772	$3,302	$946
Commercial Group:
The decreases in revenues, operating expenses and interest expense and increase to equity in earnings related to the change in accounting method are due to the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner in seven of our consolidated regional retail malls in 2013. The decreases in revenues and operating expenses for other are primarily due to a decrease in tenant reimbursable expenses at several properties in the Greater New York City metropolitan area and third party management fees and the expenditures associated with third party management and consulting fee arrangements. Additionally, the decrease in operating expenses for other is due to less development costs being expensed in 2014 compared with 2013 due to the increased amount of projects under active development. The decrease in interest expense for the comparable portfolio is primarily due to the paydown of several nonrecourse mortgage notes.
Ballston Common Mall is classified as a non-comparable property due to its upcoming planned renovation project.
Residential Group:
The increases in revenues, operating expenses, interest expense and equity in earnings related to the change in accounting method are due to the change from equity method to full consolidation of accounting for Uptown Apartments, an apartment community in Oakland, California (Q2-2013), and 91 Sidney (Q1-2014) upon acquisition of our partners’ remaining ownership interests. The decreases in revenues and operating expenses for other are primarily due to third party management fees and the expenditures associated with third party management and consulting fee arrangements.
Heritage is classified as a non-comparable property due to its recently completed renovation project resulting in a significant number of units being off-line.
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

Depreciation and Amortization
Depreciation and amortization expense was $55,511,000 and $169,838,000 for the three and nine months ended September 30, 2014, respectively, and $88,232,000 and $236,488,000 for the three and nine months ended September 30, 2013, respectively. The decreases for the three and nine months ended September 30, 2014 compared with the same periods in the prior year are primarily attributable to accelerated depreciation expense of $25,421,000 and $44,397,000 related to Ten MetroTech Center, an office building in Brooklyn, New York, during the three and nine months ended September 30, 2013, respectively, and the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner in seven regional retail malls in 2013. These decreases were partially offset by the change from equity method of accounting to full consolidation method upon the acquisition of our partners’ interests in two apartment communities.
Amortization of Mortgage Procurement Costs
Amortization of mortgage procurement costs was $2,074,000 and $5,967,000 for the three and nine months ended September 30, 2014, respectively, and $2,300,000 and $7,567,000 for the three and nine months ended September 30, 2013, respectively. The decreases for the three and nine months ended September 30, 2014 compared with the same periods in the prior year are primarily attributable to the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner in seven regional retail malls in 2013 and the paydown of several nonrecourse mortgage notes.
Gain (Loss) on Extinguishment of Debt
See Note L – Gain (Loss) on Extinguishment of Debt in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Interest and Other Income
Interest and other income was $10,096,000 and $33,974,000 for the three and nine months ended September 30, 2014, respectively, and $14,957,000 and $37,382,000 for the three and nine months ended September 30, 2013, respectively. The decreases for the three and nine months ended September 30, 2014 compared with the same periods in the prior year are primarily related to decreases in the income recognition on the allocation of state and federal historic preservation tax credits, Brownfield tax credits and new market tax credits.
Discontinued Operations
See Note P – Discontinued Operations and Gain on Disposition of Rental Properties in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

Net Earnings (Loss) Attributable to Forest City Enterprises, Inc. – Net earnings attributable to Forest City Enterprises, Inc. for the three months ended September 30, 2014 was $686,000 versus $241,856,000 for the three months ended September 30, 2013. Although we have substantial recurring revenue sources, significant transactions often create substantial variances in operating results between periods. The variance to the prior year period is primarily attributable to the following fluctuations, which are pre-tax and net of noncontrolling interests:
Asset Dispositions - $(426,495,000)

•	$(434,159,000) related to 2013 gains on disposition of full or partial interest in rental properties and unconsolidated investments exceeding 2014 gains;

•	$8,126,000 related to the net loss on land held for divestiture activities for fully consolidated land projects and land projects accounted for under the equity method of accounting in 2013;

•	$(4,925,000) related to a combined fluctuation in revenues, operating expenses and interest expense at properties in which we disposed of our full or partial interest during 2013 and 2014; and

•	$4,463,000 related to increased sales in our Land Development Group in 2014 compared with 2013, primarily at our Stapleton project.
Financing Transactions - $(15,532,000)

•	$(23,316,000) related to decreased gains on extinguishment of debt in 2014 compared with 2013;

•
$5,309,000 related to a decrease in interest expense on our corporate debt due to the redemptions of our Senior Notes due 2017 and 2034, which were partially offset by the issuance of our Senior Notes due 2020 during 2013; and

•	$2,475,000 related to the change in fair market value of certain derivatives not qualifying for hedge accounting between the comparable periods, which was marked to market through interest expense.

Non-Cash Transactions - $40,479,000

•
$31,572,000 related to a decrease in depreciation and amortization expense in 2014 compared with 2013 primarily due to accelerated depreciation expense at Ten MetroTech Center in 2013, the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner in seven regional retail malls in 2013 and the disposition of several rental properties during 2013 and 2014;

•	$5,904,000 related to decreased impairment of real estate (including discontinued operations) in 2014 compared with 2013; and

•	$3,003,000 related to decreased write-offs of abandoned development projects in 2014 compared with 2013.
Operations - $7,230,000

•	$10,822,000 related to a combined fluctuation in revenues, operating expenses and interest expense at properties in our comparable portfolio in 2014 compared with 2013; and

•
$(3,592,000) related to a decrease in the income recognition on the allocation of state and federal historic preservation tax credits, Brownfield tax credits and new market tax credits in 2014 compared with 2013.

Income Taxes

•
$154,074,000 due to decreased income tax expense attributable to both continuing and discontinued operations primarily related to the fluctuations in pre-tax earnings, including gains included in discontinued operations. These fluctuations are primarily due to the various transactions discussed herein.

Net loss attributable to Forest City Enterprises, Inc. for the nine months ended September 30, 2014 was $(76,786,000) versus net earnings of $187,325,000 for the nine months ended September 30, 2013. The variance to the prior year period is primarily attributable to the following fluctuations, which are pre-tax and net of noncontrolling interests:
Asset Dispositions - $(434,694,000)

•	$(379,824,000) related to 2013 gains on disposition of full or partial interest in rental properties and unconsolidated investments exceeding 2014 gains;

•	$(34,476,000) related to a combined fluctuation in revenues, operating expenses and interest expense at properties in which we disposed of our full or partial interest during 2013 and 2014;

•	$17,121,000 related to increased sales in our Land Development Group in 2014 compared with 2013, primarily at our Stapleton project;

•	$(16,211,000) related to the net loss on partial disposition in Pacific Park Brooklyn, related to the formation of a new joint venture with Greenland in 2014;

•	$(11,281,000) related to the net gain on land held for divestiture activities for fully consolidated land projects and land projects accounted for under the equity method of accounting in 2013; and

•	$(10,023,000) related to decreased commercial outlot land sales in 2014 compared with 2013.
Financing Transactions - $1,343,000

•	$(20,765,000) related to decreased gains on extinguishment of debt in 2014 compared with 2013;

•
$16,916,000 related to a decrease in interest expense on our corporate debt due to the redemptions of our Senior Notes due 2015, 2017 and 2034 and the exchanges of our Senior Notes due 2014 for Class A common stock, which were partially offset by the issuance of our Senior Notes due 2020 during 2013; and

•	$5,192,000 related to the change in fair market value of certain derivatives not qualifying for hedge accounting between the comparable periods, which was marked to market through interest expense.
Non-Cash Transactions - $(39,903,000)

•	$(122,750,000) related to increased impairment of real estate (including discontinued operations) in 2014 compared with 2013;

•
$67,224,000 related to a decrease in depreciation and amortization expense in 2014 compared with 2013 primarily due to accelerated depreciation expense at Ten MetroTech Center in 2013, the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner in seven regional retail malls in 2013 and the disposition of several rental properties during 2013 and 2014. These decreases were partially offset by the change from equity method of accounting to full consolidation method upon the acquisition of our partners’ interest in two apartment communities; and

•	$15,623,000 related to decreased write-offs of abandoned development projects in 2014 compared with 2013.

Operations - $31,432,000

•	$22,268,000 related to a combined fluctuation in revenues, operating expenses and interest expense at properties in our comparable portfolio in 2014 compared with 2013;

•	$5,433,000 related to a combined fluctuation in revenues, operating expenses and interest expense at properties that are in lease-up as of September 30, 2014;

•	$5,137,000 related to a combined fluctuation in revenues, operating expenses and interest expense at Barclays Center in 2014 compared with 2013;

•
$(4,554,000) related to a decrease in the income recognition on the allocation of state and federal historic preservation tax credits, Brownfield tax credits and new market tax credits in 2014 compared with 2013; and

•
$3,148,000 related to a decrease in Corporate general and administrative expenses, primarily due to a partial recovery of a legal settlement paid in a prior period, which was subsequently recovered in 2014.

Income Taxes

•
$165,636,000 due to decreased income tax expense attributable to both continuing and discontinued operations primarily related to the fluctuations in pre-tax earnings, including gains included in discontinued operations. These fluctuations are primarily due to the various transactions discussed herein.

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
Our principal sources of funds are cash provided by operations including land sales, our revolving credit facility, nonrecourse mortgage debt and notes payable, dispositions of operating properties or development projects through sales or equity joint ventures, proceeds from the issuance of senior notes, common or preferred equity and other financing arrangements. We have consistently disposed of assets in an effort to recycle capital and reposition our portfolio. Over the last ten years, we have generated cash proceeds from sales and/or disposition of partial interests in rental properties averaging in excess of $100,000,000 per year. Given the diversity of our portfolio by market and product type, we believe the market for property dispositions will continue to be available. The current market should allow us to continue our ongoing strategy to recycle capital and reposition the portfolio through asset sales or equity joint ventures.
Our strategic plan drives our capital strategy and business focus on core products located in core markets. In order to achieve our strategic goals, we evaluate each individual asset in our operating and development portfolio to identify those having the best opportunity to provide capital through full or partial sale in conjunction with our strategy of focusing on core products located in core markets. This process may result in reductions to estimated holding periods and the total estimated undiscounted cash flows used for impairment calculations on our individual consolidated real estate assets. In some cases, this may result in estimated undiscounted cash flows being less than the carrying value of the consolidated asset and necessitating an impairment charge to write down the asset to its estimated fair value.
In addition, our capital strategy includes potentially entering into equity joint ventures to provide capital through the sales of partial interests of operating properties or reduce our equity requirements and development risk on development opportunities. Entering into joint ventures could result in us granting joint control or losing control of the asset and, accordingly, the asset would no longer be consolidated. Upon deconsolidation, our investment balance in the joint venture would be compared to estimated fair value and recorded at the lesser of fair value or book value. Additionally, evaluation for other than temporary impairment on a quarterly basis would be required. This could result in future impairments, some of which could be significant, that would not otherwise be required if the real estate asset remained consolidated.

On June 30, 2014, we entered into a joint venture with Greenland Atlantic Yards, LLC, a subsidiary of Shanghai-based Greenland Holding Group Company Limited (“Greenland”), to develop Pacific Park Brooklyn, a 22 acre mixed-use project in Brooklyn, New York. Under the joint venture, Greenland acquired 70% of the project and will co-develop the project with us, along with sharing in the entire project costs going forward in proportion to ownership interests. As of September 30, 2014, we had received $203,923,000 of cash, net of transaction costs, related to the transaction. The joint venture will execute on the remaining development rights, including the infrastructure and vertical construction of the residential units, but excludes Barclays Center and the under construction B2 BKLYN apartment community. Consistent with the approved master plan, the joint venture will develop the remaining portion of Phase I and all of Phase II of the project, including the permanent rail yard. The remaining portion of Phase I that will be developed by the joint venture is comprised of seven buildings totaling approximately 3.1 million square feet. Phase II consists of seven buildings totaling approximately 3.3 million square feet.
On June 27, 2014, just prior to the closing of the joint venture with Greenland, the City of New York and State of New York entities revised certain project requirements with the goal of accelerating the construction of affordable housing. We are now obligated to start construction of one multi-family building consisting entirely of affordable rental units by December 31, 2014 and a second building consisting entirely of affordable rental units by June 30, 2015. Each construction obligation carries liquidated damage penalties of up to $5,000,000, payable to a city housing trust fund, if not commenced by such dates. In addition, affordable units are required to constitute 35% of all units for which construction has commenced until 1,050 affordable units have been started, after which the percentage drops to 25%. Failure to meet this requirement will prevent the joint venture from seeking new building permits, as well as give the State the right to seek injunctive relief. Also, temporary certificates of occupancy (“TCOs”) for a total of 2,250 affordable housing units are required to be issued by May 31, 2025 and a $2,000 per month penalty will be imposed for those affordable units which have not received TCOs by such date, until issued.
In order to construct the seven buildings in Phase II, substantial additional costs for rail yard and infrastructure improvements, including a platform over the new permanent rail yard, will be required. Our agreement with the Metropolitan Transit Authority (“MTA”) requires collateral to be posted and for the construction of the permanent rail yard to be substantially complete by December 2017. We had previously posted $86,000,000 of collateral with the MTA, which was returned upon the closing of the joint venture on June 30, 2014. At closing, the joint venture has provided the $86,000,000 collateral to the MTA, of which our portion was 30%, or approximately $26,000,000. The joint venture is accounted for on the equity method of accounting, resulting in the deconsolidation of the Pacific Park Brooklyn development project. The closing of this joint venture allows us to accelerate the delivery of needed affordable housing while significantly reducing our future equity requirements for the full build-out of this project, thereby reducing our development risk and improving our future liquidity.
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
During the three months ended September 30, 2014, the negotiations with the potential buyer for the sale of these Cleveland operating assets ceased, as mutually agreeable terms could not be reached. We intend to continue to market these assets but cannot give assurance we will close on these sales on terms favorable to us or at all.

During the three months ended September 30, 2014, we began discussions with several interested parties for the potential sale of our ownership interests in The Nets. Through those discussions, certain parties have also expressed interest in acquiring a portion of our ownership interests in Barclays Center. Our ownership interest in The Nets and Barclays Center is through Nets Sports & Entertainment (“NS&E”). NS&E owns 20% of The Nets and 55% of Barclays Center. We own approximately 62% of NS&E, with the remaining 38% of NS&E being owned by several minority partners. In the event of a sale of NS&E’s ownership interests, NS&E would be entitled to remaining cash proceeds after assumption of our proportionate share of debt, which approximates $42,000,000 related to The Nets and $349,000,000 related to the Barclays Center and repayment of certain funding requirement made by the majority partner in The Nets on behalf of NS&E of approximately $25,000,000. We have also made certain loans to the minority members of NS&E which are required to be repaid to us prior to the minority partners of NS&E being able to participate in the distributable cash flow from any sale. At September 30, 2014, approximately $216,000,000 of priority member loans and related accrued interest remain outstanding. Any remaining cash flows after satisfaction of the priority member loans would be distributed in accordance with the legal ownership of NS&E (approximately 62% to us and 38% to the minority partners). We do not have an agreement in place and cannot give assurance we will close on the sale of a portion or all of our ownership interests in The Nets or Barclays Center on terms favorable to us or at all.
B2 BKLYN is an apartment building under construction in Brooklyn, New York adjacent to the Brooklyn Arena at the Pacific Park Brooklyn project. In 2013, we contributed the land and development opportunity into our $400,000,000 residential development fund with Arizona State Retirement System (“ASRS”) and retained a 25% ownership. We decided to use modular construction to build this 32 story, 363 unit apartment building.
High rise modular construction has not previously been done at the heights of B2 BKLYN. The project has encountered, and may continue to encounter, delays and increased costs in the fabrication and assembly of the modular units. In April 2014, based on internal estimates and the pace of construction, the anticipated completion of this project was determined to be delayed until the fourth quarter of 2015. However, as a result of recent actions taken by Skanska USA (the” Construction Manager”), that date may not be achievable. We had a $117,000,000 fixed price contract with the Construction Manager to construct the apartment building. On August 27, 2014, the Construction Manager ceased construction and on September 23, 2014, terminated the contract. In response, on September 30, 2014, we issued a notice of default and intent to terminate the same contract due to the Construction Manager’s termination of the contract among other defaults, which notice expires on November 7, 2014. Additionally, lawsuits to enforce their respective rights under the governing documents have been filed by the construction manager and us.
On September 30, 2014, we bought out ASRS’s equity interest in B2 BKLYN for $40,500,000. Since this asset was a consolidated asset prior to acquisition, there was no adjustment to the historical asset basis, as the cash payment was recorded as a reduction of noncontrolling interest with the difference between the cash and the noncontrolling interest balance being recorded as a decrease to additional paid-in capital. This action allows the fund to pursue other development opportunities rather than utilizing the majority of the capital of the fund to pursue the completion of B2 BKLYN. In addition, since we now own 100%, we unilaterally make decisions regarding the asset, its construction and the litigation associated with it.
Subsequent to the construction stoppage, we received a notice of default on the nonrecourse mortgage secured by B2 BKLYN. We have since entered into a short term forbearance agreement while a longer term agreement is negotiated. The short term agreement expires by or no later than November 5, 2014 and in the event we are unable to complete the negotiation of a longer term agreement, or cure the default, we may be required to repay the current outstanding balance of $45,000,000 currently secured by, amongst other things, $37,500,000 of restricted bond proceeds included in restricted cash and an equity letter of credit of $9,300,000. In addition, we may be required to fund the apartment building until the uncertainties regarding its construction are resolved.
Based on the recent events, including the ceasing of construction and litigation related to the construction of B2 BKLYN, we are investigating and evaluating alternatives to restart and complete the construction. We are in the very early stages of the litigation with the Construction Manager. Based on current information available, we have updated our impairment analysis using a probability weighted approach factoring in the scenarios currently being evaluated to complete B2 BKLYN. Currently, our analysis indicates the future probability weighted estimated undiscounted cash flows would be sufficient to recover the carrying value of the asset. Significant estimates were used in the determination of these estimated future undiscounted cash flows. Based on the uncertainty caused by the recent events and the significant estimates used in the calculation, we will continue to review our impairment calculations as additional information becomes available. Changes to the estimates made and future clarity to the various scenarios being evaluated are expected to cause fluctuations to our estimated probability weighted undiscounted cash flows. If we determine future estimated probability weighted undiscounted cash flows no longer exceed the carrying value of the asset, then the asset would be recorded at its estimated fair value, resulting in a future impairment, which would likely be material.
We have approximately $155,000,000 capitalized on the Consolidated Balance Sheet related to B2 BKLYN at September 30, 2014, consisting of land, building and capitalized interest. Based on the most current information available, total project costs could increase up to an amount ranging from $215,000,000 to $265,000,000. Significant estimates were used to develop the range of project costs and are expected to change as future clarity to the various construction scenarios used continue to develop. As litigation and negotiations continue, it is reasonably possible that construction costs will increase to a point where the capitalized cost is not recoverable from future undiscounted cash flows, resulting in an impairment of the asset.

Our principal uses of funds are the financing of our real estate operating and development projects, capital expenditures for our existing operating portfolio, and principal and interest payments on our nonrecourse mortgage debt and notes payable, revolving credit facility and senior notes.
Our primary capital strategy seeks to isolate the operating and financial risk at the property level to maximize returns and reduce risk on and of our equity capital. As such, substantially all of our operating and development properties are separately encumbered with nonrecourse mortgage debt or notes payable, which provides protection by allowing the lender to commence foreclosure proceedings on the single collateralized asset in the event of a default. We do not cross-collateralize our mortgage debt and notes payable outside of a single identifiable project. We operate as a C-corporation and retain substantially all of our internally generated cash flows. This cash flow, together with refinancing and property sale proceeds, has historically provided us with the necessary liquidity to take advantage of investment opportunities. The economic downturn and its impact on the lending and capital markets reduced our ability to finance development and acquisition opportunities and also modified the required rates of return to make new investment opportunities appealing. As a result of these market changes, we have established limitations on entering into new development activities.
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
During the nine months ended September 30, 2014, we completed the following transactions which generated cash liquidity and reduced future development equity requirements and development risk:

•
We generated cash liquidity of $47,451,000 through the sale of 818 Mission Street and Bulletin Building, unconsolidated office buildings in San Francisco, California, Golden Gate, an unconsolidated specialty retail center in Mayfield Heights, Ohio, and five unconsolidated apartment communities in North Carolina and Florida; and

•
We generated net cash proceeds of $34,065,000 through the sale of Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois, Quartermaster Plaza, a specialty retail center in Philadelphia, Pennsylvania, and Stapleton - 3055 Roslyn and Mesa del Sol - 5600 University SE, office buildings in Denver, Colorado and Albuquerque, New Mexico, respectively; and

•
We contributed The Yards - Arris and Blossom Plaza, two apartment communities, into our residential strategic capital partnership with ASRS during the three months ended September 30, 2014. These transactions continue to reduce our future equity requirements and development risk relative to our development pipeline.

We continue to explore various options to strengthen our balance sheet and enhance our liquidity, but can give no assurance that we can accomplish any of these other options on terms favorable to us or at all. If we cannot enhance our liquidity, it could adversely impact our growth and result in further curtailment of development activities.
During the three months ended June 30, 2014, we obtained a three-year $350,000,000 bridge financing for Westchester’s Ridge Hill, a regional mall in Yonkers, New York. This financing, of which $330,000,000 was drawn at closing, along with available cash was used to repay the $465,000,000 nonrecourse mortgage loan scheduled to mature in August 2014. The regional mall continues to experience a slower than anticipated lease-up period. As such, we monitor future estimated undiscounted cash flows in order to determine if the carrying value of the real estate ($863,691,000 at September 30, 2014) is recoverable over the remaining life of the asset. Additionally, if we were to enter into a joint venture or similar transaction, which would result in us granting joint control or losing control of the asset, we would be required to deconsolidate the asset. We currently view this core asset as a long-term hold but we continuously monitor the likelihood of sale or possible sale in calculating the estimated probability weighted cash flows. If we determine future estimated probability weighted undiscounted cash flows no longer exceed the carrying value of the asset then the asset would be recorded at its estimated fair value, resulting in an future impairment, which would likely be material.
As of September 30, 2014, we had $150,918,000 of nonrecourse mortgage financings with scheduled maturities during the year ending December 31, 2014, of which $7,507,000 represents regularly scheduled amortization payments. We are currently in negotiations to refinance and/or extend the remaining nonrecourse debt scheduled to mature during the year ended December 31, 2014. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings on the single collateralized asset, which would likely result in a loss of the asset.
As of September 30, 2014, we had three nonrecourse mortgages greater than five percent of our total nonrecourse mortgage debt and notes payable. The mortgages, encumbering the New York Times office building, Barclay’s Center, and Westchester’s Ridge Hill, have outstanding balances of $640,000,000, $403,459,000 and $330,000,000, respectively, at September 30, 2014.
As of September 30, 2014, our share of nonrecourse mortgage debt and notes payable recorded on our unconsolidated subsidiaries amounted to $2,448,233,000, of which $25,830,000 ($6,907,000 represents scheduled principal payments) was scheduled to mature during the year ending December 31, 2014. Negotiations are ongoing on the remaining 2014 maturities, but we cannot give assurance we will obtain these financings on favorable terms or at all.

Financial Covenants
Our revolving credit facility contains certain restrictive financial covenants. A summary of the key financial covenants as defined in the agreement, all of which we are compliant with at September 30, 2014, follows:

	Requirement	As of
	Per Agreement	September 30, 2014
	(dollars in thousands)
Credit Facility Financial Covenants
Debt Service Coverage Ratio	1.45x	1.72	x
Debt Yield Ratio	>9.25%	11.80%
Cash Flow Coverage Ratio	3.00x	6.36	x
Total Development Ratio	<17%	7.18%
Minimum Consolidated Shareholders’ Equity, as defined	$2,320,175	$3,755,092
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
We are actively working to refinance and/or extend the maturities of the nonrecourse debt that is coming due in the next 24 months. During the nine months ended September 30, 2014, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancing	$474,000
Construction and development projects	123,050
Loan extensions	44,743
$641,793

Cash Flows
Operating Activities
Net cash provided by operating activities was $161,229,000 and $134,722,000 for the nine months ended September 30, 2014 and 2013, respectively. The net increase in cash provided by operating activities of $26,507,000 is primarily the result of increased cash received from the operations of unconsolidated subsidiaries and decreased payments of accounts payable, accrued expenses and other liabilities offset by changes in operating assets between the comparable periods.

Investing Activities
Net cash provided by investing activities was $38,952,000 and $184,626,000 for the nine months ended September 30, 2014 and 2013, respectively, and consisted of the following:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Capital expenditures:
Construction and development costs:
Pacific Park Brooklyn (1)	$(36,234)	$(33,917)
B2 BKLYN	(33,512)	(24,537)
The Yards - Twelve12, an apartment community in Washington, D.C.	(32,178)	(26,790)
Winchester Lofts, an apartment community in New Haven, Connecticut	(21,563)	(1,006)
2175 Market Street, an apartment community in San Francisco, California	(19,024)	(4,349)
The Yards - Arris	(16,382)	(2,736)
Aster Conservatory Green, an apartment community in Denver, Colorado	(13,279)	(19,673)
Barclays Center	(7,861)	(44,665)
Westchester’s Ridge Hill	(6,149)	(19,599)
Other	(74,445)	(97,752)
Total construction and development costs (2)	(260,627)	(275,024)
Acquisitions:
Partner’s interest in 91 Sidney	(19,988)	—
Building at Antelope Valley Mall in Palmdale, California	—	(8,514)
Operating properties:
Commercial Segment	(12,211)	(13,094)
Residential Segment	(10,191)	(14,592)
Arena	(1,582)	—
Other	(51)	(1,280)
Total operating properties	(24,035)	(28,966)
Tenant improvements:
Commercial Segment	(10,520)	(32,891)
Total capital expenditures	$(315,170)	$(345,395)
Payment of lease procurement costs (3)	(7,212)	(8,260)
Decrease (increase) in notes receivable	10,580	(21,917)
Decrease (increase) in restricted cash used for investing purposes:
Pacific Park Brooklyn (1)	$96,183	$5,555
The Yards - Twelve12	30,085	23,059
Collateral released for interest rate swap on Consolidated-Carolina, an apartment community in Richmond, Virginia	4,265	—
Barclays Center	619	4,869
Collateral posted for a TRS on our Stapleton project in Denver, Colorado	(12,500)	—
Uptown Apartments, an apartment community in Oakland, California	(9,522)	(30,342)
One MetroTech Center, an office building in Brooklyn, New York	(4,936)	(11,793)
Two MetroTech Center, an office building in Brooklyn, New York	(1,568)	4,518
One Pierrepont Plaza, an office building in Brooklyn, New York	(114)	2,710
Collateral released due to disposition of partial interests in seven regional retail malls	—	6,133
Avenue at Tower City Center, a specialty retail center in Cleveland, Ohio	—	5,969
Sheraton Station Square, a hotel in Pittsburgh, Pennsylvania	—	3,490
Other	3,653	5,988
Total decrease in restricted cash used for investing purposes	$106,165	$20,156
Proceeds from disposition of full or partial interest in rental properties or development project:
Disposition of partial interest in Pacific Park Brooklyn	$203,923	$—
Quartermaster Plaza	23,045	—
Mesa del Sol - 5600 University SE	4,247	—
Stapleton - 3055 Roslyn	4,197	—
Promenade Bolingbrook	1,342	—
Disposition of partial interests in seven regional retail malls	—	412,275
Higbee Building, an office building in Cleveland, Ohio	—	37,285
Millender Center, an apartment community in Detroit, Michigan	—	21,388
Sheraton Station Square, a hotel in Pittsburgh, Pennsylvania	—	16,318
Colorado Studios, an office building in Denver, Colorado	—	2,681
Other	154	6,568
Total proceeds from disposition of full or partial interest in rental properties or development project	$236,908	$496,515

Investing Activities (continued)

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Change in investments in and advances to unconsolidated entities—(contributions to) or distributions from investment:
Acquisitions:
Partners' interests in East River Plaza, a specialty retail center, and 8 Spruce Street and DKLB BKLN, apartment communities, all located in the New York metropolitan area	$(14,286)	$—
Macy’s building at Ballston Common Mall, a regional mall in Arlington, Virginia	—	(8,074)
Dispositions:
Barrington Place, Legacy Arboretum and Legacy Crossroads, apartment communities in North Carolina	17,532	—
818 Mission Street and Bulletin Building, office buildings in San Francisco, California	11,733	—
Colonial Grand and Westwood Reserve, apartment communities in Tampa, Florida	10,612	—
Liberty Center and Westin Convention Center, an office building and hotel in Pittsburgh, Pennsylvania	—	26,677
Plaza at Robinson Town Center, a specialty retail center in Pittsburgh, Pennsylvania	—	8,500
Residential projects:
Pacific Park Brooklyn joint venture (1)	(78,570)	—
Glendora Gardens, a senior housing apartment community in Glendora, California, refinancing proceeds	6,755	—
Bayside Village, an apartment community in San Francisco, California, primarily refinancing proceeds	4,567
Commercial projects:
Regional retail mall joint venture, primarily to fund rehabilitation and expansion projects	(17,269)	—
300 Massachusetts Ave, an office building under construction in Cambridge, Massachusetts	(2,488)	(13,358)
Victoria Gardens, a regional mall in Rancho Cucamonga, California, primarily refinancing proceeds	37,357	—
Atlantic Terminal, a specialty retail center in Brooklyn, New York, refinancing proceeds	14,751	—
40 Landsdowne Street, an office building in Cambridge, Massachusetts, primarily refinancing proceeds	9,279	—
Harlem Center, Atlantic Center, Court Street, Gun Hill Road and Bruckner Boulevard, five specialty retail centers in the New York metropolitan area, refinancing proceeds	—	31,482
Jackson Building, an office building in Cambridge, Massachusetts, primarily refinancing proceeds	—	4,898
Other	7,708	(6,598)
Total change in investments in and advances to unconsolidated entities	7,681	43,527
Net cash provided by investing activities	$38,952	$184,626

(1)
Pacific Park Brooklyn changed from the full consolidation method of accounting to equity method during the six months ended June 30, 2014. Capital expenditures and changes in restricted cash represent activity prior to the change to equity method of accounting while changes in investments in and advances to unconsolidated entities represent activity subsequent to the change to equity method of accounting.

(2)
We capitalized internal costs related to projects under construction and development of $32,733 and $30,547, including compensation related costs of $26,559 and $25,129, for the nine months ended September 30, 2014 and 2013, respectively. Total capitalized internal costs represent approximately 10.4% and 8.8% of total capital expenditures for the nine months ended September 30, 2014 and 2013, respectively.

(3)
We capitalized internal costs related to leasing activities of $1,648 and $3,220, including compensation related costs of $1,385 and $2,569, for the nine months ended September 30, 2014 and 2013, respectively.

Financing Activities
Net cash used in financing activities was $(298,731,000) and $(191,794,000) for the nine months ended September 30, 2014 and 2013. As previously discussed, we have been executing on our strategy to deleverage the balance sheet. We raised a significant amount of cash during the nine months ended September 30, 2014 from the disposition of our partial interest in a development project, which was used to repay the outstanding revolving credit facility balance and to pay down nonrecourse mortgage debt.
We reported cash used in financing activities for the nine months ended September 30, 2013 primarily due to the paydown of nonrecourse mortgage debt and the redemption of our Senior Notes.

LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.
NEW ACCOUNTING GUIDANCE
See the “New Accounting Guidance” section of Note A – Accounting Policies in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes the inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At September 30, 2014, our outstanding variable-rate debt, including borrowings under our revolving credit facility, consisted of $1,241,090,000 of taxable debt and $582,990,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically obtained long-term fixed-rate financing for our rental properties. If we are unable to obtain long-term fixed-rate financing, we would pursue extending maturities with existing lenders. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.
Interest Rate Exposure
At September 30, 2014, the composition of nonrecourse debt was as follows:

	Operating Properties	Development Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed Rate	$2,133,762	$58,554	$2,192,316	5.57%
Variable Rate
Taxable	1,199,845	41,245	1,241,090	5.20%
Tax-Exempt	520,057	62,933	582,990	1.48%
	$3,853,664	$162,732	$4,016,396	4.86%
Total gross commitment from lenders		$357,790

To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)
10/01/14 - 01/01/15	$412,934	2.25%	$870,995	4.18%
01/01/15 - 01/01/16	550,000	2.00%	669,154	5.38%
01/01/16 - 01/01/17	350,000	2.00%	669,154	5.38%
01/01/17 - 01/01/18	—	—%	669,154	5.38%
01/01/18 - 05/08/24	—	—%	29,072	2.77%
Tax-Exempt (Priced off of Securities Industry and Financial Markets Association (“SIFMA”) Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
10/01/14 - 01/01/15	$169,705	5.68%
01/01/15 - 01/01/16	70,405	5.90%
01/01/16 - 01/01/17	70,405	5.90%
01/01/17 - 08/15/17	28,400	6.00%
The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt due to its historically low interest rates.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of September 30, 2014, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $5,998,000 at September 30, 2014. Although tax-exempt rates generally move in an amount smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $7,878,000 at September 30, 2014. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings. The TRS convert borrowings from a fixed rate to a variable rate. In exchange for a fixed rate, the TRS requires the payment of a variable interest rate, generally equivalent to the SIFMA rate (0.04% at September 30, 2014) plus a spread. Additionally, we have guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TRS is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At September 30, 2014, the aggregate notional amount of TRS that are designated as fair value hedging instruments is $358,755,000. The underlying TRS borrowings are subject to a fair value adjustment. In addition, we have TRS with a notional amount of $115,469,000 that is not designated as fair value hedging instruments, but is subject to interest rate risk.
We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At September 30, 2014 and December 31, 2013, we recorded interest rate caps at fair value of $258,000 and $155,000, respectively, in other assets. We also recorded TRS with positive fair values of approximately $5,849,000 and $903,000 at September 30, 2014 and December 31, 2013, respectively, in other assets. At September 30, 2014 and December 31, 2013, we recorded interest rate swaps and TRS that had a negative fair value of approximately $106,689,000 and $123,107,000, respectively, in accounts payable, accrued expenses and other liabilities.

We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. Based on these parameters, the table below contains the estimated fair value of our long-term debt at September 30, 2014.

	Carrying Value	Fair Value	Fair Value with 100 bp Decrease in Market Rates
	(in thousands)
Fixed	$2,892,316	$3,241,230	$3,463,453
Variable
Taxable	1,241,090	1,240,544	1,242,927
Tax-Exempt	582,990	579,824	578,095
Total Variable	$1,824,080	$1,820,368	$1,821,022
Total Long-Term Debt	$4,716,396	$5,061,598	$5,284,475

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
September 30, 2014

	Expected Maturity Date
	Year Ending December 31,
Long-Term Debt	2014	2015	2016	2017	2018	Period Thereafter	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$13,361	$300,417	$68,625	$148,954	$170,847	$1,490,112	$2,192,316	$2,465,935
Weighted average interest rate	3.62%	6.41%	5.61%	5.86%	4.75%	5.48%	5.57%
Convertible senior debt (1)	—	—	50,000	—	350,000	300,000	700,000	775,295
Weighted average interest rate	—%	—%	5.00%	—%	4.25%	3.63%	4.04%
Total Fixed-Rate Debt	13,361	300,417	118,625	148,954	520,847	1,790,112	2,892,316	3,241,230
Variable:
Variable-rate debt	1,747	134,364	28,380	974,973	25,255	76,371	1,241,090	1,240,544
Weighted average interest rate (2)	3.84%	2.87%	2.03%	5.84%	3.19%	2.95%	5.20%
Tax-exempt	135,810	10	10	10	78,506	368,644	582,990	579,824
Weighted average interest rate (2)	2.45%	3.01%	3.01%	3.01%	1.01%	1.22%	1.48%
Revolving credit facility (1)	—	—	—	—	—	—	—	—
Weighted average interest rate	—%	—%	—%	—%	—%	—%	—%
Total Variable-Rate Debt	137,557	134,374	28,390	974,983	103,761	445,015	1,824,080	1,820,368
Total Long-Term Debt	$150,918	$434,791	$147,015	$1,123,937	$624,608	$2,235,127	$4,716,396	$5,061,598
Weighted average interest rate	2.57%	5.32%	4.71%	5.84%	3.94%	4.44%	4.74%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of September 30, 2014.

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
(c) – Repurchase of equity securities during the quarter.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Class A Common Stock
July 1 through July 31, 2014
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	—	$—	—
August 1 through August 31, 2014
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	994	$19.20	—
September 1 through September 30, 2014
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	—	$—	—
Total
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	994	$19.20	—

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
The following financial information from Forest City Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)

Date:	November 3, 2014	/s/ ROBERT G. O’BRIEN
Name: Robert G. O’Brien
Title: Executive Vice President and Chief Financial Officer

Date:	November 3, 2014	/s/ CHARLES D. OBERT
Name: Charles D. Obert
Title: Senior Vice President, Corporate Controller and Chief Accounting Officer