Form 10-K
period 2014-12-31
FOREST CITY ENTERPRISES INC
filed 2015-02-24
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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
YES  ☐    NO  ☒
The aggregate market value of the outstanding common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,416,468,256.
The number of shares of registrant’s common stock outstanding on February 18, 2015 was 181,750,129 and 19,197,083 for Class A and Class B common stock, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2015 are incorporated by reference into Part III to the extent described herein.

Forest City Enterprises, Inc. and Subsidiaries
Annual Report on Form 10-K
For The Year Ended December 31, 2014

PART I

Item 1. Business
Forest City Enterprises, Inc. (with its subsidiaries, the “Company” or “Forest City”) principally engages in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. The Company has approximately $8.8 billion in consolidated assets in 24 states and the District of Columbia at December 31, 2014. The Company’s core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C. The Company has offices in Albuquerque, Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and the Company’s corporate headquarters in Cleveland, Ohio.
The Company changed its year-end to December 31 from January 31, effective December 31, 2013 (the “Year-end change”). As a result, the Company presents the 11 month period ended December 31, 2013 as its transition period (the “2013 Transition period”). Due to the Year-end change, many of the differences in comparisons of the Company’s results are impacted by the one-month difference between the 2013 Transition period and the full years presented. The Company believes the Year-end change was useful to its financial statement users to allow for increased comparability of its performance to its peers.
The Company operates through three strategic business units, which represent four reportable operating segments (collectively, the “Real Estate Groups”):

•
Commercial Group, the Company’s largest strategic business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings and mixed-use projects. Additionally, it operates Barclays Center, a sports and entertainment arena located in Brooklyn, New York, which is reported as a separate operating segment (“Arena”).

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
Corporate Activities is the other reportable operating segment, which includes the Company’s equity method investment in the Brooklyn Nets (the “Nets”), a member of the National Basketball Association (“NBA”).
On January 13, 2015, the Company announced its Board of Directors approved a plan to pursue conversion to real estate investment trust (“REIT”) status. The Company expects to elect REIT status for its taxable year beginning January 1, 2016, subject to business conditions, the completion of related preparatory work and obtaining necessary third-party consents. See Item 1A – Risk Factors and the “Financial Condition and Liquidity” section of Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for further discussion regarding our planned conversion to REIT status.
Financial information about reportable operating segments required by this item is included in Item 8 – Financial Statements and Supplementary Data and Note Z – Segment Information.
Commercial Group
The Company has developed and/or acquired retail projects for more than 60 years and office and mixed-use projects for more than 40 years. The Commercial Group’s portfolio is in both urban and suburban locations in 14 states and the District of Columbia. The Commercial Group targets markets where it uses its expertise to develop complex projects, often employing public and/or private partnerships. A summary of Commercial Group properties is as follows:

	Number of Properties	Gross Leasable Area (in square feet)
Operating Properties:
Regional Malls	14	7,800,000
Specialty Retail Centers	24	4,269,000
Office Buildings	38	10,687,000
Under Construction:
Office Buildings	2	410,000
Regional Mall Expansion	—	32,000
Total	78	23,198,000
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

The Company opened its first community retail center in 1948 and its first enclosed regional mall in 1962. Since then, it has developed regional malls and specialty retail centers. The specialty retail centers include urban retail, entertainment-based, neighborhood and power centers (collectively, “specialty retail centers”).
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
The following tables provide lease expiration and significant tenant information relating to the Commercial Group’s retail and office properties.
Retail Lease Expirations as of December 31, 2014

Expiration Year	Number of Expiring Leases	Square Feet of Expiring Leases (1)	Percentage of Total Leased GLA	Contractual Rent Expiring (2)	Percentage of Total Contractual Rent	Average Contractual Rent per Square Foot Expiring (1)
2015	257	786,615	8.05%	$20,458,120	8.23%	$44.10
2016	260	1,081,508	11.07	29,485,080	11.86	48.75
2017	231	880,124	9.01	27,554,599	11.08	58.03
2018	154	815,004	8.34	18,244,287	7.34	38.31
2019	173	1,196,274	12.25	25,367,259	10.20	36.08
2020	103	832,105	8.52	19,112,953	7.69	41.26
2021	96	656,323	6.72	18,403,614	7.40	46.50
2022	110	889,541	9.11	28,003,377	11.26	48.34
2023	79	663,396	6.79	20,022,897	8.05	44.38
2024	92	533,037	5.46	12,830,683	5.16	46.97
Thereafter	79	1,433,781	14.68	29,114,866	11.73	34.66
Total	1,634	9,767,708	100.00%	$248,597,735	100.00%	$43.50
Office Lease Expirations as of December 31, 2014

Expiration Year	Number of Expiring Leases	Square Feet of Expiring Leases (1)	Percentage of Total Leased GLA	Contractual Rent Expiring (2)	Percentage of Total Contractual Rent	Average Contractual Rent per Square Foot Expiring (1)
2015	74	634,120	6.55%	$12,681,903	3.63%	$21.56
2016	82	1,008,614	10.41	27,634,871	7.91	40.16
2017	54	458,924	4.74	11,240,700	3.22	33.52
2018	45	1,195,496	12.34	45,985,407	13.17	44.72
2019	49	1,068,258	11.03	33,603,411	9.62	41.86
2020	12	1,211,500	12.51	44,816,501	12.83	49.75
2021	12	502,496	5.19	14,354,203	4.11	33.49
2022	14	323,485	3.34	12,721,136	3.64	42.85
2023	12	598,139	6.17	35,333,042	10.12	59.56
2024	22	1,293,222	13.35	57,510,445	16.47	46.69
Thereafter	21	1,393,142	14.37	53,332,322	15.28	41.04
Total	397	9,687,396	100.00%	$349,213,941	100.00%	$42.52

(1)
Square feet of expiring leases and average contractual rent per square foot are operating statistics representing 100% of the square footage and contractual rental income per square foot from expiring leases.

(2)
Contractual rent expiring is an operating statistic and is not comparable to rental revenue, a GAAP financial measure. The primary differences arise because contractual rent is calculated at the Company’s ownership share and excludes adjustments for the impacts of straight-line rent, amortization of intangible assets related to in-place leases, above and below market leases and overage rental payments (which are not reasonably estimable). Contractual rent per square foot includes base rent, common area maintenance and real estate taxes. In addition, contractual rent per square foot for retail leases includes fixed additional charges for marketing/promotional charges,

Significant Retail Tenants as of December 31, 2014

(Based on contractual rent of 1% or greater at the Company’s ownership share)
Tenant	Primary DBA	Number of Leases	Leased Square Feet	Percentage of Total Retail Square Feet
Regal Entertainment Group	Regal Cinemas, Edwards Theatres, United Artists Theatres	5	381,461	3.91%
Dick’s Sporting Goods, Inc.	Dick's Sporting Goods	6	366,811	3.76
Bass Pro Shops, Inc.	Bass Pro Outdoor World	2	364,500	3.73
Target Corporation	Target	2	362,498	3.71
The Gap Inc.	Banana Republic, Gap, Old Navy, Athleta	27	328,249	3.36
AMC Entertainment, Inc.	AMC Theaters	3	260,886	2.67
The TJX Companies, Inc.	Marshalls, T.J. Maxx	7	230,552	2.36
H&M Hennes & Mauritz AB	H&M	11	215,504	2.21
L Brands, Inc.	Bath and Body Works, Victoria’s Secret, Pink	33	210,281	2.15
Abercrombie & Fitch Co.	Abercrombie & Fitch, Hollister	20	142,377	1.46
Foot Locker, Inc.	FootLocker, Lady FootLocker, Kids FootLocker, FootAction USA, Champs Sports	27	117,610	1.20
Costco Wholesale Corporation	Costco	1	110,074	1.13
Express, Inc.	Express	12	107,780	1.10
Best Buy Co., Inc.	Best Buy	5	105,450	1.08
Fitness International	LA Fitness, Fitness International	3	93,227	0.95
American Eagle Outfitters, Inc.	American Eagle Outfitters, Aerie	12	69,895	0.72
Signet Jewelers	Kay Jewelers, Zales Jewelers, Piercing Pagoda, Jared The Galleria of Jewelry	24	39,584	0.41
Subtotal		200	3,506,739	35.91
Others		1,434	6,260,969	64.09
Total		1,634	9,767,708	100.00%
Significant Office Tenants as of December 31, 2014

(Based on contractual rent of 2% or greater at the Company’s ownership share)
Tenant	Leased Square Feet	Percentage of Total Office Square Feet
City of New York	1,088,576	11.24%
Millennium Pharmaceuticals, Inc.	567,641	5.86
U.S. Government	444,933	4.59
WellPoint, Inc.	392,514	4.05
JP Morgan Chase & Co.	361,422	3.73
Bank of New York	323,043	3.33
National Grid	297,788	3.07
Novartis International AG	208,391	2.15
Morgan Stanley & Co.	202,980	2.10
Clearbridge Advisors, LLC, a Legg Mason Company	201,028	2.08
Johns Hopkins University	163,364	1.69
Covington & Burling, LLP	160,565	1.66
Seyfarth Shaw, LLP	96,909	1.00
Subtotal	4,509,154	46.55
Others	5,178,242	53.45
Total	9,687,396	100.00%

See the “Commercial Group” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for additional operating statistics.

Arena
The Company owns and operates the Barclays Center, a 670,000 square foot world-class arena and home to the Nets. The Arena will be the home of the New York Islanders hockey team, a member of the National Hockey League (“NHL”), beginning in the upcoming 2015-2016 season, and expects to host more than 200 cultural and sporting events annually.
Residential Group
The Residential Group owns, develops, acquires, leases and manages residential rental properties in 21 states and the District of Columbia. The Company has been engaged in apartment community development for over 60 years. Its residential portfolio includes middle-market apartments, upscale urban properties, adaptive re-use developments and subsidized senior housing. The Residential Group also owns, develops and manages military family housing. A summary of Residential Group properties is as follows:

	Number of Properties	Number of Units
Apartment Communities	77	25,374
Subsidized Senior Housing	39	6,669
Under Construction	7	2,225
	123	34,268
Military Housing	10	14,559
Total	133	48,827
Land Development Group
The Land Development Group relates to the Stapleton project in Denver, Colorado. The Stapleton project is one of the nation’s largest urban redevelopments with substantial future entitlements, including apartments, retail and office space as well as single family neighborhoods, where the Company sells residential lots to homebuilders. The Company controls the future development opportunity at Stapleton through an option agreement. As of December 31, 2014, the Company owns 260 acres of undeveloped land (including 125 saleable acres) and a purchase option for 849 acres at Stapleton over the next 4 years.
Through December 31, 2014, the Company has purchased 2,086 acres at Stapleton. In addition to the developable land available through purchase options, there are 1,116 acres reserved for regional parks and open space, of which 917 acres are currently under construction or have been completed. At December 31, 2014, Stapleton also has over 2.1 million square feet of retail space, over 400,000 square feet of office space, over 1.7 million square feet of other commercial space and 1,131 apartment units completed, with another 393 apartment units under construction.
In addition to sales activities of the Land Development Group, the Company also sells land acquired by its Commercial and Residential Groups adjacent to their respective projects. Those sales and related costs are included in the revenues and expenses of such groups.
The Nets
The Company’s 20% minority ownership interest in the Nets is through Nets Sports and Entertainment LLC (“NS&E”). NS&E also owns an interest in Brooklyn Arena, LLC (“Arena LLC”), an entity that through its subsidiaries has a long-term lease in Barclays Center. NS&E consolidates Arena LLC and accounts for its investment in the Nets on the equity method of accounting. The Nets are not a core investment for the Company and are reported in the Corporate Activities segment.
The Company did not fund the July 2013 or 2014 capital calls related to the 2013-2014 and 2014-2015 NBA basketball seasons, respectively. This did not constitute a default under any agreements related to the Company’s investment in the Nets. However, under the terms of the operating agreement, the majority partner had the right to dilute NS&E’s ownership interests in the Nets upon NS&E not funding capital calls. During 2013, the Company entered into an agreement with the majority partner, in which it agreed to fund NS&E’s portion of future capital calls through July 2015 and not exercise the right to dilute NS&E’s ownership interests for a period of two years in exchange for a fee.
During the six months ended December 31, 2014, the Company began discussions with several interested parties for the potential sale of its ownership interests in the Nets. Through those discussions, certain parties have also expressed interest in acquiring a portion of the Company’s ownership interests in Barclays Center. The Company does not have an agreement in place and cannot give assurance it will close on the sale of a portion or all of its ownership interests in the Nets or Barclays Center on terms favorable to it or at all.

Competition
The real estate industry is highly competitive in many markets in which the Company operates. There are numerous other developers, managers and owners of commercial and residential real estate and undeveloped land competing with the Company nationally, regionally and/or locally, some of whom may have greater financial resources and market share than the Company. They compete with the Company for management and leasing opportunities, land for development, properties for acquisition and disposition, and for anchor stores and tenants for properties. The Company may not be able to successfully compete in these areas. In addition, competition could over-saturate markets and as a result, the Company may not have sufficient cash to meet the nonrecourse debt service requirements on certain of its properties. Although the Company may attempt to negotiate a restructuring or extension of the nonrecourse mortgage, it may not be successful, which could cause a property to be transferred to the mortgagee.
The Company’s multi-family rental residential real estate not only competes against other rental buildings in the area, but other housing options, such as condominiums and single home ownership. If trends shift more to home ownership instead of rental, the Company’s results of operations, cash flows and realizable value of assets upon sale could be materially and adversely affected.
Tenants at the Company’s retail properties face continual competition in attracting customers from retailers at other shopping centers, catalogue companies, online merchants, warehouse stores, large discounters, outlet malls, wholesale clubs, direct mail and telemarketers. The Company’s competitors and those of its tenants could have a material adverse effect on the Company’s ability to lease space in its properties and on the rents it can charge or the concessions it may have to grant. These factors could materially and adversely affect the Company’s results of operations, cash flows, and realizable value of its assets upon sale.
Barclays Center has one anchor tenant in the Nets and a future anchor tenant (2015-2016 season) in the New York Islanders but faces competition from other stadiums, arenas, theaters and entertainment venues for high quality sporting events, concerts and entertainment events. Reduced fan interest in the Nets and/or the Islanders could result in lower attendance at the teams’ home games. In addition, if the Company’s competitors attract more of the high quality concerts and other entertainment events, it may have more open dates and/or less profitable events. Any combination of these negative events could materially affect the Company’s results of operations, cash flows, and the value of the underlying arena.
Number of Employees
The Company had 2,626 full-time and 239 part-time employees as of December 31, 2014.
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
The Company periodically posts updated investor presentations on the Investors page of its website at www.forestcity.net. It is possible the periodic updates may include information deemed to be material. Therefore, the Company encourages investors, the media and other interested parties to review the Investors page of its website at www.forestcity.net for the most recent investor presentation.
The information found on the Company’s website or the SEC website is not part of this Form 10-K.

Item 1A. Risk Factors
Included below are the primary risks and uncertainties that if realized could have a material adverse effect on our business, financial condition, results of operations, cash flows or our access to liquidity.
Although We Have Chosen to Pursue Conversion to Real Estate Investment Trust (“REIT”) Status, We May Not Be Successful in Converting to REIT status Effective January 1, 2016, or At All
On January 13, 2015, we announced that our Board of Directors approved a plan for us to pursue conversion to REIT status under the Internal Revenue Code of 1986, as amended (the “Code”). There are significant implementation and operational complexities to address before we can become a REIT, including completing internal reorganizations and modifying accounting, information technology and real estate systems, receiving shareholder approvals and third party consents, potentially obtaining one or more favorable private letter rulings (“PLR”) from the Internal Revenue Service (“IRS”) and making a special distribution to our shareholders of accumulated earnings and profits (the “E&P Distribution”). Further, changes in legislation, federal tax rules and interpretations thereof could adversely impact our ability to convert to REIT status and/or the attractiveness of converting to REIT status. Similarly, even if we are able to satisfy the existing REIT requirements, the tax laws, regulations and interpretations governing REITs may change at any time in ways that could be disadvantageous to us.
Additionally, several conditions must be met in order to complete the conversion to REIT status, and the timing and outcome of many of these conditions are beyond our control. For example, we cannot provide assurance that all required consents will be obtained, or, if a PLR is necessary, the IRS may not provide us with a favorable PLR or that any favorable PLR will be received in a timely manner for us to convert successfully to REIT status as of January 1, 2016. Even if the transactions necessary to implement the REIT conversion are effected, our Board of Directors may decide not to elect REIT status, or to delay such election, if it determines in its sole discretion that it is not in the best interests of us or our shareholders. We can provide no assurance if or when conversion to REIT status will be successful. Furthermore, the effective date of the REIT conversion could be delayed beyond January 1, 2016, in which event we could not elect REIT status until the taxable year beginning January 1, 2017, at the earliest.
We May Not Qualify or Remain Qualified as a REIT
If we convert to REIT status, we plan to operate in a manner consistent with the REIT qualification rules; however, we cannot provide assurance that we will, in fact, qualify as a REIT or remain so qualified. REIT qualification involves the application of highly technical and complex provisions of the Code to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. Changes in legislation, federal tax rules and interpretations thereof could also prevent us from converting to REIT status or remaining qualified as a REIT.
If we fail to qualify as a REIT in any taxable year after the REIT conversion, we may become subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates with respect to each such taxable year for which the statute of limitations remains open. In addition, we will be subject to monetary penalties for the failure. This treatment would significantly reduce our net earnings and cash flow because of our additional tax liability and the penalties for the years involved, which could significantly impact our financial condition.
We May Not Realize the Anticipated Benefits to Shareholders, Including the Achievement of Significant Tax Savings for Us and Regular Distributions to Our Shareholders
Even if we successfully elect REIT status, we cannot provide assurance that our shareholders will experience benefits attributable to our qualification and taxation as a REIT, including our ability to reduce our corporate level federal tax through distributions to shareholders and to make regular distributions to shareholders. The realization of the anticipated benefits to shareholders will depend on numerous factors, many of which are outside our control. In addition, future cash distributions to shareholders will depend on our cash flows, as well as the impact of alternative, more attractive investments as compared to dividends. Further, changes in legislation or the federal tax rules could adversely impact the benefits of being a REIT.
Complying with REIT Qualification Requirements May Limit Our Flexibility or Cause Us to Forego Otherwise Attractive Opportunities
To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our common stock. For example, under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more of our U.S. taxable REIT subsidiaries and other nonqualifying assets. This limitation may affect our ability to make large investments in other non-REIT qualifying operations or assets. In addition, in order to maintain qualification as a REIT, we will be required to distribute at least 90% of our REIT taxable income annually, determined without regard to the dividends paid deduction and excluding any net capital gains. As such, compliance with REIT tests may hinder our ability to make certain attractive investments, including the purchase of significant nonqualifying assets and the material expansion of non-real estate activities.

There are Uncertainties Relating to the Amount of the E&P Distribution, as well as the Timing of Such E&P Distribution and the Composition of Common Stock and Cash We May Distribute
We have indicated that we expect to issue a special distribution to our shareholders of accumulated earnings and profits. Our year end 2015 earnings and profits (and the E&P Distribution) will vary depending on, among other items, the pace and timing of certain transactions, our actual taxable income and performance for 2015 and possible changes in legislation or tax rules and IRS revenue procedures relating to distributions of earnings and profits. The timing of the planned E&P Distribution, which may or may not occur, may be affected by potential changes in tax law, the completion of various phases of the REIT conversion process and other factors beyond our control.
We May Issue Equity, Debt or Both to Satisfy our E&P Distribution and Other REIT Conversion Costs
Depending on the ultimate size and timing of our E&P Distribution and the cash requirements for other REIT conversion costs, we may issue equity, debt or both to fund these disbursements. Whether we issue equity, at what price and amount and other terms of any such issuances will depend on many factors, including alternative sources of capital, our then existing leverage, our need for additional capital, market conditions and other factors beyond our control. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing shareholders may be reduced. In addition, new equity securities or convertible debt securities could have rights, preferences and privileges senior to those of our current shareholders, which could substantially decrease the value of our securities owned by them. Depending on the share price we are able to obtain, we may have to sell a significant number of shares in order to raise the capital we deem necessary to execute our long-term strategy, and our shareholders may experience dilution in the value of their shares as a result. Furthermore, satisfying our E&P Distribution and other REIT conversion costs may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. As a result our indebtedness could increase. See “Our High Debt Leverage May Prevent Us from Responding to Changing Business and Economic Conditions” for further information regarding our substantial indebtedness.
Restrictive Loan Covenants Could Prevent Us from Satisfying REIT Distribution Requirements
If we are successful in converting to REIT status, restrictions in our credit facility may prevent us from satisfying our REIT distribution requirements, and we could fail to qualify for taxation as a REIT. If these limits do not jeopardize our qualification for taxation as a REIT but nevertheless prevent us from distributing 100% of our REIT taxable income, we would be subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts. See “Our Corporate Debt Covenants Could Adversely Affect Our Financial Condition” for further information on our restrictive loan covenants.
We Have No Experience Operating as a REIT, Which May Adversely Affect Our Business, Financial Condition or Results of Operations if We Successfully Convert to REIT status
We have no experience operating as a REIT and our senior management has no experience operating a REIT. Our pre-REIT operating experience may not be sufficient to prepare us to operate successfully as a REIT. Our inability to operate successfully as a REIT, including the failure to maintain REIT status, could adversely affect our business, financial condition or results of operations.
Lending and Capital Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt
Current U.S. and global economic conditions continue to remain uncertain despite recent improvements. The capital markets have continued to improve from post-recession lows, with banks and permanent lenders indicating an increased interest in originating new loans for real estate projects, particularly as their existing portfolio loans get paid off. Originations of new loans for commercial mortgage backed securities have continued to improve as well. Although underwriting standards have eased, lenders continue favoring high quality operating assets in strong markets. Despite these market improvements, we may not be able to obtain financings on terms comparable to those we secured prior to the economic downturn. Economic conditions during the recession required us to curtail our investment in certain new development opportunities, which will negatively impact our growth. We have started to increase our development pipeline but will remain cautious in investing in new development opportunities. If economic conditions begin to trend downwards, we may be required to further curtail our development or expansion projects and potentially write down our investments in some projects.
Current economic conditions, although improved, are still volatile and could deteriorate, which may impact our ability to refinance our debt and obtain renewals or replacement of credit enhancement devices, such as letters of credit, on favorable terms or at all. While some of our current financings have extension options, some are contingent upon pre-determined underwriting qualifications. Projects may not meet the required conditions to qualify for such extensions. Our inability to extend, repay or refinance our debt when it becomes due, including upon a default or acceleration event, could result in foreclosure on the properties pledged as collateral, which could result in a loss of our investment. We may be unable to refinance or extend our maturing debt obligations and lenders in certain circumstances may require a higher rate of interest, repayment of a portion of the outstanding principal or additional equity contributions to the project.

A significant amount of our total outstanding long-term debt at December 31, 2014 becomes due in each of the next three fiscal years. If these amounts are unable to be refinanced, extended or repaid from other sources, such as sales of properties or new equity, our cash flow may not be sufficient to repay all maturing debt.
Total outstanding debt includes credit enhanced mortgage debt we have obtained for a number of our properties to back the bonds issued by a government authority and then remarketed to the public. Generally, the credit enhancement, such as a letter of credit, expires prior to the terms of the underlying mortgage debt and must be renewed or replaced to prevent acceleration of the underlying mortgage debt. We treat credit enhanced debt as maturing in the year the credit enhancement expires. However, if the credit enhancement is drawn upon due to the inability to remarket the bonds due to reasons including, but not limited to, market dislocation or a downgrade in the credit rating of the credit enhancer, not only would the bonds incur additional interest expense, but the debt maturity could accelerate to as early as 90 days after the acceleration occurs.
Additionally, in the event of a failure of a lender or counterparty to a financial contract, obligations under the financial contract might not be honored and many forms of assets may be at risk and may not be fully returned to us. Should a financial institution, particularly a construction lender, fail to fund its committed amounts when contractually obligated, our ability to meet our obligations and complete projects could be adversely impacted.
The Ownership, Development and Management of Commercial Real Estate is Challenging During the Slow Economic Recovery
The current economic environment continues to impact the real estate industry, specifically for retail and office properties. Some commercial tenants are experiencing financial pressure and are continuing to place demands on landlords to provide rent concessions. The financial hardships on some tenants are so severe they may leave the market entirely or declare bankruptcy, creating fluctuating vacancy rates in commercial properties. The tenants with good financial condition are often considering offers from competing projects and may wait for the best possible deal before committing.
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
Retail leasing at our Westchester’s Ridge Hill development project in Westchester County, New York, has continued to progress slowly. Currently, the center is 70% leased including Parcel L, which is a self-contained pad site at the southern end of the center. Portions of the retail center have been open since May 2011; however; future phases have not opened and the entire project is subject to a completion guaranty. The opening dates for additional tenants are dependent upon our leasing efforts, which in turn could increase our equity requirements into this project.
If Westchester’s Ridge Hill does not stabilize at expected cash flow levels, the carrying value of the asset may not be recoverable. We may also consider a sale of the project, whereby we would be required to shorten our estimated hold period, or we may pursue a joint venture partner in the project. Under a potential joint venture scenario, we may grant joint control or lose control of the asset, requiring us to deconsolidate the asset. Upon deconsolidation, our investment balance in the joint venture would be compared to estimated fair value and recorded at the lesser of fair value or book value. Dependent on the outcome of any of the above scenarios, we may be required to record future impairments, some of which would likely be significant.
We Are Subject to Risks Associated with Investments in Real Estate
The value of, and our income from, our properties may decline due to developments that adversely affect real estate generally and developments specific to our properties. General factors that may adversely affect our real estate portfolios, if they were to occur or continue, include:

•	Increases in interest rates;

•	The availability of financing, including refinancing or extensions of our nonrecourse mortgage debt maturities, on acceptable terms, or at all;

•	A decline in the economic conditions at the national, regional or local levels, particularly a decline in one or more of our core markets;

•	Decreases in rental rates;

•	An increase in competition for tenants and customers or a decrease in demand by tenants and customers;

•	The financial condition of tenants, including the extent of bankruptcies and defaults;

•	An increase in supply of or decrease in demand for our property types in our core markets;

•	Declines in consumer confidence and spending that adversely affect our revenue from our retail centers;

•	Declines in housing markets in Stapleton, Colorado that adversely affect our revenue from our land segment;

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
We Are Subject to Real Estate Development Risks
In addition to the risks described above, our development projects are subject to significant additional risks relating to our ability to complete our projects on time and on budget. Factors that may result in a development project exceeding budget, being delayed or being prevented from completion include:

•	An inability to secure sufficient financing on favorable terms, or at all, including an inability to refinance or extend construction loans;

•	Construction delays or cost overruns, either of which may increase project development costs;

•	An increase in commodity costs;

•	An inability to obtain zoning, occupancy and other required governmental permits and authorizations;

•	An inability to secure tenants or anchors necessary to support the project;

•	Failure to achieve or sustain anticipated occupancy or sales levels;

•	Threatened or pending litigation;

•	Failure by partners to fulfill obligations; and

•	Construction stoppages due to labor disputes.
Some of these development risks were magnified during the recession and continue to be heightened given current uncertain and potentially volatile market conditions. See also “Lending and Capital Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt” and “The Ownership, Development and Management of Commercial Real Estate is Challenging During the Slow Economic Recovery” above. If market volatility causes economic conditions to remain unpredictable or to trend downwards, we may not achieve our projected returns on properties under development and we could lose some or all of our investments in those properties. In addition, the lead time required to develop, construct and lease-up a development property has substantially increased, which could adversely impact our projected returns or result in a termination of the development project.
In the past, we have elected not to proceed, or have been prevented from proceeding, with certain development projects, and we anticipate this may occur again. In addition, development projects may be delayed or terminated because a project partner or prospective anchor withdraws, a project partner fails to fulfill contractual obligations or a third party challenges our entitlements or public financing.
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

In the construction of new projects, we generally guarantee the lien-free completion of the project to the construction loan lender. This guaranty is recourse to us and places the risk of construction delays and cost overruns on us. In addition, from time to time, we guarantee our construction obligations to major tenants and public agencies. These types of guarantees are released upon completion of the project, as defined. We may have significant expenditures in the future in order to comply with our lien-free completion obligations which could have an adverse impact on our cash flows.
Our Pacific Park Brooklyn project is currently facing these and other development risks.

•
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

Under the joint venture with Greenland, the Pacific Park Brooklyn project will be managed by a board composed of three representatives from Greenland and two representatives from the Company. While decisions would require a majority vote, many decisions labeled “Special Major Decisions” would require a vote by us for approval. There is the risk that many of the decisions made by the joint venture would not be in our best interests and further, that an inability to agree on certain of the Special Major Decisions would trigger buy-sell rights and obligations between us and Greenland. The exercise of the buy-sell rights could result in our having to fund the purchase of Greenland’s interest in the entire joint venture or in one or more individual parcels. It could also result in having our interests be purchased and the loss of ownership of the Pacific Park Brooklyn project or of one or more parcels thereof.
Greenland also required the joint venture have the ability to obtain recourse financing to the extent nonrecourse financing was not available at a commercially reasonable rate, or only available at an interest rate which equals or exceeds 200 basis points more than available recourse financing. However, no more than $300 million of recourse financing could be outstanding at any time project-wide, including parcels under development. Such recourse financing would be available based on a loan guarantee provided solely by Greenland and Greenland would receive compensation from the joint venture for lending its credit for such recourse financing in the amount of the interest rate savings up to 300 basis points. However, to the extent a recourse loan becomes due and cannot be refinanced, we will be obligated to pay Greenland for our share of the loan on a capital call or, if we elect to have Greenland advance our share, within one year of such advance and out of available cash flow from the project.
On June 27, 2014, the City of New York and State of New York entities revised certain project requirements with the goal of accelerating the construction of affordable housing. These requirements include starting construction of one multi-family building consisting entirely of affordable rental units by December 31, 2014 (which was met) and a second building consisting entirely of affordable rental units by June 30, 2015. Each construction obligation carries liquidated damage penalties of up to $5,000,000, payable to a city housing trust fund, if not commenced by the required dates. In addition, affordable units are required to constitute 35% of all units for which construction has commenced until 1,050 affordable units have been started, after which the percentage drops to 25%. Failure to meet this requirement will prevent the joint venture from seeking new building permits, as well as give the State the right to seek injunctive relief. Also, temporary certificates of occupancy (“TCOs”) for a total of 2,250 affordable housing units are required to be issued by May 31, 2025 or a $2,000 per unit per month penalty will be imposed for those affordable units which have not received TCOs by such date, until issued.
A substantial amount of additional costs for rail yard and infrastructure improvements, including a platform over the new permanent rail yard, will be required to proceed with Phase II of Pacific Park Brooklyn. More specifically, our agreement with the Metropolitan Transit Authority (“MTA”) requires collateral to be posted and for the construction of the permanent rail yard to be substantially complete by December 2017. Collateral of $86,000,000 was posted with the MTA, of which our portion was 30%, or approximately $26,000,000, which resulted in an increase to our equity method investment.
There is also the potential for increased costs and further delays to the project as a result of (i) increasing construction costs, (ii) scarcity of labor and supplies, (iii) the unavailability of additional needed financing, (iv) our or our partners’ inability or failure to meet required equity contributions, (v) increasing rates for financing, (vi) our inability to meet certain agreed upon deadlines for the development of the project, (vii) other potential litigation seeking to enjoin or prevent the project or litigation for which there may not be insurance coverage and (viii) our or our partners’ inability to fulfill contractual obligations. In addition, as applicable contractual and other deadlines and decision points approach, we could have less time and flexibility to plan and implement our responses to these or other risks to the extent that any of them may actually arise.

We Are Exposed to Additional Development Risk in Connection with Using a New Construction Methodology on B2 BKLYN, Modular Construction, Litigation Risks, and Owning a Factory to Produce the Modular Units
B2 BKLYN is an apartment building under construction in Brooklyn, New York adjacent to the Barclays Center at the Pacific Park Brooklyn project. We decided to use modular construction to build this 32 story, 363 unit apartment building. During 2014, our former partner in the modular factory and the B2 BKLYN construction manager ceased operations at and closed the factory for the fabrication of apartment modular units which were being used in the construction of B2 BKLYN. As a result, in November 2014, we purchased our former partner’s ownership interest in the modular factory and in December 2014, we engaged a new construction manager to oversee the construction of B2 BKLYN and began preparations to recommence construction of modular units.
We are engaged in litigation with our former partner in the modular factory and the former B2 BKLYLN construction manager relating primarily to the project’s delays and associated additional completion costs. We are seeking to recover all costs associated to complete the building, including those incurred by the modular factory. With the re-opening of the modular factory and the re-activation of the B2 BKLYN project site, we do not anticipate further delays resulting directly from the litigation, as the natural conclusion (or settlement) of the pending litigations will be limited to the payment of monetary damages from one party to the other. We may not be able to successfully recover all or any of the costs we are seeking to recover.
In addition to risks inherent in construction projects generally, such as unanticipated site conditions, environmental, and force majeure issues, the following additional risks exist with constructing B2 BKLYN:

•
High rise modular construction has not previously been done at the heights of B2 BKLYN. As a result, the project has encountered, and may continue to encounter, delays and increased costs in the fabrication and assembly of the modular units. Based on the latest information available, we estimate the construction will be completed in the third quarter of 2016. If the project continues to experience such delays, we may fail to satisfy completion deadlines set forth under the lending arrangements for the project and the lenders may not be willing to extend such deadlines. Failure to meet the completion deadlines could result in a default under such lending arrangements with a resulting acceleration of the debt and foreclosure of the project, as well as reputational damage;

•	Third party claims that any element of the design or construction methodology infringes on protected intellectual rights could delay the project and increase construction costs; and

•
In 2013, two trade organizations representing New York City-licensed plumbers and mechanical contractors sued the City of New York, challenging a determination by its Department of Buildings (“DOB”) that certain piping work performed in a modular factory need not be performed by licensed plumbers or mechanical contractors if such work was monitored by a licensed professional engineer and otherwise complied with the technical requirements of the New York City Building and Construction Codes. Piping work at our modular factory is being performed by non-licensees monitored by a licensed professional engineer in accordance with DOB’s determination. We intervened in the proceeding, and in December 2013 the Court dismissed the suit. However, these trade organizations appealed the Court’s determination. It is possible that the lower Court could be reversed on appeal. It also remains a possibility that other construction industry organizations could bring similar suits challenging the DOB-authorized fabrication methodology used in our factory. If the DOB’s determination were overturned and licensees were required in the modular factory, it would likely increase the cost of construction and potentially delay the completion of B2 BKLYN.

Vacancies in Our Properties May Adversely Affect Our Results of Operations, Cash Flows and Fair Value Calculations
Our results of operations and cash flows may be adversely affected if we are unable to continue leasing a significant portion of our commercial and residential real estate portfolio. We depend on commercial and residential tenants in order to collect rents and other charges. The economic downturn and current market conditions have impacted our tenants on many levels. Despite improvement in certain economic measures, it will take time for many of our current or prospective tenants to achieve a financial outlook similar to what they had prior to the recession, if ever. The downturn has been particularly hard on retail tenants, many of whom have announced store closings and scaled back growth plans. If we are unable to sustain historical occupancy levels in our real estate portfolio, our cash flows and results of operations could be adversely affected. Our ability to sustain our current and historical occupancy levels also depends on many other factors discussed elsewhere in this section.

We Face Risks Associated with Developing and Managing Properties in Partnership with Others
We use partnerships and limited liability companies (“LLCs”) to finance, develop or manage some of our real estate investments. Acting through our wholly-owned subsidiaries, we typically are a general partner or managing member in these partnerships or LLCs. There are, however, instances in which we do not control or even participate in management or day-to-day operations of these properties. The use of partnerships and LLCs involve special risks associated with the possibility that:

•	A partner or member may have interests or goals inconsistent with ours;

•	A general partner or managing member may take actions contrary to our instructions, requests, policies or objectives with respect to our real estate investments;

•
A partner or a member could experience financial difficulties that prevent it from fulfilling its financial or other responsibilities to the project, or its lender, or the other partners or members; or

•	A partner may not fulfill its contractual obligations.
In the event any of our partners or members files for bankruptcy, we could be precluded from taking certain actions affecting our project without bankruptcy court approval, which could diminish our control over the project even if we were the general partner or managing member. In addition, if the bankruptcy court were to discharge the obligations of our partner or member, it could result in our ultimate liability for the project being greater than originally anticipated.
To the extent we are a general partner, we may be exposed to unlimited liability, which may exceed our investment or equity in the partnership. If one of our subsidiaries is a general partner of a particular partnership, it may be exposed to the same kind of unlimited liability.
Our Properties and Businesses Face Significant Competition
The real estate industry is highly competitive in many of the markets in which we operate. Competition could over-saturate any market and create vacancies at our properties, resulting in an adverse effect to our operations and cash flow. As a result, we may not have sufficient cash to meet the nonrecourse debt service requirements on certain of our properties. Although we may attempt to negotiate a restructuring with the mortgagee, we may not be successful, particularly in light of current credit markets, which could cause a property to be transferred to the mortgagee.
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
Tenants at our retail properties face continual competition in attracting customers from Internet shopping, retailers at other shopping centers, catalogue companies, online merchants, television shopping networks, warehouse stores, large discounters, outlet malls, wholesale clubs, direct mail and telemarketers. Our competitors and those of our tenants could have a material adverse effect on our ability to lease space in our retail properties and on the rents we can charge or the concessions we can grant. This in turn could materially and adversely affect our results of operations and cash flows, and could affect the realizable value of our assets upon sale. Further, as new technologies emerge, the relationship among customers, retailers, and shopping centers are evolving on a rapid basis and it is critical we adapt to such new technologies and relationships on a timely basis. We may be unable to adapt quickly and effectively, which could adversely impact our financial performance.
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

Our Results of Operations and Cash Flows May Be Adversely Affected by Tenant Defaults or Bankruptcy
Our results of operations and cash flows may be adversely affected if a significant number of our tenants default on their obligations to us. A default by a tenant may result in the inability for such tenant to re-lease space from us on economically favorable terms, or at all. In the event of a default by a tenant, we may experience delays in payments and incur substantial costs in recovering our losses.
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
Based on tenants with contractual rent of greater than 2% as of December 31, 2014, our five largest office tenants by leased square feet are the City of New York, Millennium Pharmaceuticals, Inc., U.S. Government, WellPoint, Inc. and JP Morgan Chase & Co. Given our large concentration of office space in the Greater New York City metropolitan area, we may be adversely affected by the consolidation or failure of certain financial institutions.
Based on tenants with contractual rent of greater than 1% as of December 31, 2014, our five largest retail tenants by leased square feet are Regal Entertainment Group, Dick’s Sporting Goods, Inc., Bass Pro Shops, Inc., Target Corporation and The Gap Inc. An event of default or bankruptcy of one of our largest tenants would increase the adverse impact on us.
We May Be Negatively Impacted by the Consolidation or Closing of Anchor Stores
Our retail centers are generally anchored by department stores or other “big box” tenants. We could be adversely affected if one or more of these anchor stores were to consolidate, close or enter into bankruptcy. Given the current economic environment for retailers, there is a heightened risk an anchor store could close or enter into bankruptcy. Although non-tenant anchors generally do not pay us rent, they typically contribute towards common area maintenance and other expenses. Even if we own the anchor space, we may be unable to re-lease this area or to re-lease it on comparable terms. The loss of these revenues could adversely affect our results of operations and cash flows. Further, the temporary or permanent loss of any anchor would likely reduce customer traffic in the retail center, which could lead to decreased sales at other retail stores. Rents obtained from other tenants may be adversely impacted as a result of co-tenancy clauses in their leases. One or more of these factors could cause the retail center to fail to meet its debt service requirements. The consolidation of anchor stores may also negatively affect current and future development projects.
We May Be Negatively Impacted by International Activities
While our international activities are limited in scope and generally focused on evaluating various international opportunities, any international business activities we participate in would subject us to risks that could have an adverse effect on the projected returns on the international projects or our overall results of operations. We have limited or no prior experience developing and managing international properties in such markets, or dealing with foreign economies or cultures, changes in political environments or changes in exchange rates for foreign currencies. As a result, we may have to rely on the efforts and abilities of foreign business partners and agents. We may also experience difficulties integrating these properties into our business operations. In addition, these international activities increase our exposure to fines and penalties stemming from a variety of local, federal and international laws and regulations governing these foreign properties and business activities including the Foreign Corrupt Practices Act and other laws related to anti-corruption and anti-bribery. Any such violations by our employees, contractors, partners or agents could materially damage our reputation, international expansion efforts, and projected returns on foreign investments, which could in turn have an adverse effect on our results of operations.
Terrorist Attacks and Other Armed Conflicts May Adversely Affect Our Business
We have significant investments in large metropolitan areas, including Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C., which face a heightened risk related to terrorism. Some tenants in these areas may choose to relocate their business to less populated, lower-profile areas of the United States. This could result in a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. In addition, properties in our real estate portfolio could be directly impacted by future terrorist attacks, which could cause the value of our property and the level of our revenues to significantly decline.
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

We Are Subject to the Risks of Owning and Operating an Arena
Barclays Center is the home venue for the Nets basketball team and future home of the New York Islanders professional hockey team which will relocate to Barclays Center for the 2015-2016 hockey season. In addition, the mix of events at the Barclays Center include a variety of concerts, family shows, and other sporting events. As we approach stabilized operations, which is taking longer to achieve than originally anticipated, our investment in the Barclays Center is dependent on a number of factors, that could adversely affect us, including:

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
The Investment in a Professional Sports Franchise Involves Certain Risks and Future Losses Are Expected for the Nets
On August 16, 2004, we purchased our ownership interest in the Nets, which was the first step in our efforts to pursue development projects at Pacific Park Brooklyn. On May 12, 2010, we, through our consolidated subsidiary NS&E, closed on a purchase agreement with entities controlled by Mikhail Prokhorov (“MP Entities”). The transaction resulted in a change of controlling ownership interest in the Nets. Following the transaction with the MP Entities, NS&E retained a 20% non-controlling ownership of the Nets. As we have a 62% ownership interest in NS&E, our resulting ownership interest in the Nets after the transaction is approximately 12%.
We did not fund the July 2013 or 2014 capital calls related to the 2013-2014 and 2014-2015 NBA basketball seasons, respectively. This did not constitute a default of any agreements related to our investment in the Nets. However, under the terms of the operating agreement, the MP Entities had the right to dilute NS&E’s ownership interests upon NS&E not funding capital calls. During 2013, we entered into an agreement with the MP Entities, in which they agreed to fund NS&E’s portion of future capital calls through July 2015 and not exercise the right to dilute NS&E’s ownership interests for this two year period in exchange for a fee. If NS&E does not repay the MP Entities the amounts advanced, including any unpaid and outstanding fees to them by July 2015 or make payment on any future capital calls, and if we decide we are unable or unwilling to fund any of such payments, our interest may be diluted and could result in up to a total loss of our investment in the Nets.
Our investment in the Nets is subject to a number of operational risks, including risks associated with operating conditions, competitive factors, economic conditions and industry conditions. The Nets may incur operating losses if they are not able to successfully manage the following operational risks:

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

We May Be Unable to Sell All or a Portion of Our Ownership Interests in the Nets and Barclays Center
During the six months ended December 31, 2014, we began and continued discussions with several interested parties for the potential sale of our ownership interests in the Nets. Through those discussions, certain parties have also expressed interest in acquiring a portion of our ownership interests in Barclays Center. We cannot give assurance that we will be able to close on the sale of a portion or all of our ownership interests in the Nets or Barclays Center on terms favorable to us or at all. If we are unable to sell our ownership interest in the Nets by the time we are required to repay the MP Entities the amounts owed to them by July 2015 or make payment on any future capital calls and if we decide we are unable or unwilling to fund any of such payments, then our interest may be diluted and could result in up to a total loss of our investment in the Nets.
Our High Debt Leverage May Prevent Us from Responding to Changing Business and Economic Conditions
Our high degree of debt leverage could limit our ability to obtain additional financing or adversely affect our liquidity and financial condition. We have a ratio of debt (consisting of nonrecourse mortgage debt, a revolving credit facility and convertible senior debt) to total market capitalization of approximately 53.8% and 57.2% at December 31, 2014 and 2013, respectively, based on our debt outstanding at that date and the market value of our outstanding common stock. Our high leverage may adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes and may make us more vulnerable to a prolonged downturn in the economy.
Nonrecourse mortgage debt is collateralized by individual completed rental properties, projects under development and undeveloped land. We do not expect to repay a substantial amount of the principal of our outstanding debt prior to maturity or to have available funds from operations sufficient to repay this debt at maturity. As a result, it will be necessary for us to refinance our debt through new debt financings or through equity offerings. If interest rates are higher at the time of refinancing, our interest expense would increase, which would adversely affect our results of operations and cash flows. Cash flows and our liquidity would also be adversely affected if we are required to repay a portion of the outstanding principal or contribute additional equity to obtain the refinancing. In addition, in the event we were unable to secure refinancing on acceptable terms, we might be forced to sell properties on unfavorable terms, which could result in the recognition of losses and could adversely affect our financial position, results of operations and cash flows. If we were unable to make the required payments on any debt collateralized by a mortgage on one of our properties or to refinance that debt when it comes due, the mortgage lender could take that property through foreclosure and, as a result, we could lose income and asset value as well as harm our Company reputation.
Our Corporate Debt Covenants Could Adversely Affect Our Financial Condition
We have guaranteed the obligations of our wholly-owned subsidiary, Forest City Rental Properties Corporation, or FCRPC, under the Fourth Amended and Restated Credit Agreement and Fourth Amended and Restated Guaranty of Payment of Debt (as amended to the date hereof, collectively, the “Credit Facility”). The Credit Facility imposes a number of restrictive covenants on us, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens we may incur, restrictions on the pledging of ownership interests in subsidiaries, limitations on the use of cash sources, limitations on our ability to pay dividends on our common stock and limitations of our ability to repurchase our common stock. The Credit Facility also requires us to maintain a specified minimum liquidity, debt yield, debt service coverage, cash flow coverage and development asset ratios and consolidated shareholders’ equity.
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
We Are Subject to Risks Associated With Hedging Agreements
We enter into interest rate swap agreements and other interest rate hedging contracts, including caps to mitigate or reduce our exposure to interest rate volatility or to satisfy lender requirements. These agreements expose us to additional risks, including a risk the counterparties will not perform. Moreover, the hedging agreement may not qualify for hedge accounting or our hedging activities may not have the desired beneficial impact on our results of operations. Should a hedging agreement prematurely terminate, there could be significant costs and cash requirements involved to fulfill our initial obligation under the hedging agreement.
When a hedging agreement is required under the terms of a mortgage loan, it is often a condition the hedge counterparty agree to certain conditions which include, but are not limited to, maintaining a specified credit rating. With the volatility in the financial markets and reporting requirements recently adopted by governmental agencies, there is a reduced pool of eligible counterparties that can meet or are willing to agree to the required conditions, which has resulted in an increased cost for hedging agreements. This could make it difficult to enter into hedging agreements in the future. Additionally, if the counterparty failed to satisfy any of the required conditions and we were unable to renegotiate the required conditions with the lender or find an alternative counterparty for such hedging agreements, we could be in default under the loan and the lender could take that property through foreclosure.

Our bonds that are structured in a total rate of return swap arrangement (“TROR”) have maturities reflected in the year the bond matures as opposed to the TROR maturity date, which is likely to be earlier. Throughout the life of the TROR, if the property is not performing at designated levels or due to changes in market conditions, the property may be obligated to make collateral deposits with the counterparty. At expiration or termination of the TROR arrangement, the property must pay or is entitled to the difference, if any, between the fair market value of the bond and par. If the property does not post collateral or make the counterparty whole at expiration, the counterparty could foreclose on the property.
Any Rise in Interest Rates Will Increase Our Current and Future Interest Costs
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of December 31, 2014, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our current outstanding variable-rate debt by approximately $6,829,000 at December 31, 2014. Although tax-exempt rates generally move in an amount smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our current outstanding tax-exempt variable-rate debt by approximately $6,571,000 at December 31, 2014. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized. For variable rate bonds, during times of market illiquidity, a premium interest rate could be charged on the bonds to successfully market them, which would result in even higher interest rates. A rising interest rate environment would increase the cost of and affect our ability to refinance, secure or issue future borrowings on terms favorable to us, or at all. In addition, rising interest rates may affect our ability to develop, acquire or dispose of real estate at terms favorable to us.
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
Our Business Will Be Adversely Impacted Should an Uninsured Loss, a Loss in Excess of Insurance Limits or a Delayed or Denied Insurance Claim Occur
We carry comprehensive insurance coverage for general liability, property, flood, wind, earthquake and rental loss (and environmental insurance on certain locations) with respect to our properties within insured limits and policy specifications we believe are customary for similar properties. There are, however, specific types of potential losses, including environmental loss, loss from cyber crimes, loss resulting from the actual or alleged negligence of our employees relating to professional liability, or losses of a catastrophic nature, such as losses from wars, terrorism, hurricanes, wind, earthquakes or other natural disasters, that, in our judgment, cannot be purchased at a commercially viable cost or whereby such losses, if incurred, would exceed the insurance limits procured. In the event of an uninsured loss or a loss in excess of our insurance limits, or a failure by an insurer to meet its obligations under a policy, we could lose both our invested capital in, and anticipated profits from, the affected property and could be exposed to liabilities with respect to that which we thought we had adequate insurance to cover. Any such uninsured loss could materially and adversely affect our results of operations, cash flows and financial position. Under our current policies, which expire October 31, 2015, our properties are insured against acts of terrorism, subject to various limits, deductibles and exclusions for acts of war and terrorist acts involving biological, chemical and nuclear damage. Once these policies expire, we may not be able to obtain adequate terrorism coverage at a commercially reasonable cost. In addition, our insurers may not be able to maintain reinsurance sufficient to cover any losses we may incur as a result of terrorist acts. As a result, our insurers’ ability to provide future insurance for any damages we sustain as a result of a terrorist attack may be reduced or eliminated or may not be available at a commercially reasonable cost.
Additionally, most of our current project mortgages require “all-risk”/“special form” property insurance, and we may be unable to continue to obtain such “all risk”/“special form” policies that will satisfy lender requirements. We are self-insured as to the first $500,000 of commercial general liability coverage per occurrence. We may incur losses that exceed this self-insurance.
As a property developer, owner, and manager, we will likely experience property and liability claims and will reasonably seek the coverage of the insurance policies we have procured. There may be instances where there are severe and complex claims that can be prolonged and litigated and insurance recoveries may be delayed, partially delayed or ultimately denied in full. This delay or denial may have an adverse impact on our financial condition.

We also carry several other types of insurance policies that have various terms and limits where it is available at commercially reasonable terms and prices. However, these may not cover all claims, alleged claims, or actual losses that may potentially occur or are made by various parties against us.
A Downgrade or Financial Failure of Our Insurance Carriers May Have an Adverse Impact on our Financial Condition
The insurance carrier(s) we utilize have satisfactory financial ratings at the time the policies are placed and made effective based on various insurance carrier rating agencies commonly used in the insurance industry. However, these financial ratings may not remain satisfactory or constant throughout the policy period. There is a risk these financial ratings may be downgraded throughout the policy period or the insurance carrier(s) may experience a financial failure. A downgrade or financial failure of our insurance carrier(s) may result in their inability to pay current and future claims. This inability to pay claims may have an adverse impact on our financial condition. In addition, a downgrade or a financial failure of our insurance carrier(s) may cause our insurance renewal or replacement policy costs to increase.
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
We have invested, and will continue to invest in, properties that have been used for or are near properties that have had industrial purposes in the past. As a result, our properties are or may become contaminated with hazardous or toxic substances. We will incur costs to investigate and possibly to remediate those conditions and some contamination may remain in or under the properties even after such remediation. While we investigate these sites and work with all relevant governmental authorities to meet their standards given our intended use of the property, there may be new information identified in the future indicating there are additional unaddressed environmental impacts, there could be technical developments that will require new or different remedies to be undertaken in the future, and the regulatory standards imposed by governmental authorities could change in the future.
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

The Ratner, Miller and Shafran Families Own a Controlling Interest in the Company, and Those Interests May Differ from Other Shareholders
Our authorized common stock consists of Class A common stock and Class B common stock. The economic rights of each class of common stock are identical, but the voting rights differ. The Class A common stock, voting as a separate class, is entitled to elect 25% of the members of our Board of Directors, while the Class B common stock, voting as a separate class, is entitled to elect the remaining members of our Board of Directors. On all other matters, the Class A common stock and Class B common stock vote together as a single class, with each share of our Class A common stock entitled to one vote per share and each share of Class B common stock entitled to ten votes per share. At January 30, 2015, members of the Ratner, Miller and Shafran families, which include members of our current board of directors and executive officers, owned 92.2% of the Class B common stock. RMS, Limited Partnership (“RMS LP”), which owned approximately 67.2% of the Class B common stock, is a limited partnership, comprised of interests of these families, with seven individual general partners, currently consisting of:

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
In addition, at January 30, 2015, members of these families collectively owned 5.6% of the Class A common stock. As a result of their ownership in Forest City, these family members and RMS LP have the ability to elect a majority of our Board of Directors and to control our management and policies. Generally, they may, without the consent of our other shareholders, determine the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and may also prevent or cause a change in control of Forest City.
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
Our Directors and Executive Officers May Have Interests in Competing Properties, and We Do Not Have Non-Compete Agreements with Certain of Our Directors and Executive Officers
Under our current policy, no director or executive officer, including any member of the Ratner, Miller and Shafran families, is allowed to invest in a competing real estate opportunity without first obtaining the approval of the Audit Committee of our Board of Directors. We do not have non-compete agreements with any director or executive officer, other than Charles Ratner, James Ratner, Ronald Ratner, Bruce Ratner, David LaRue and Robert O’Brien. Upon leaving Forest City, any other director, officer or employee could compete with us. Notwithstanding our policy, we permit our principal shareholders who are officers and employees to develop, expand, operate or sell, independent of our business, certain commercial, industrial and residential properties they owned prior to the implementation of our policy. As a result of their ownership of these properties, a conflict of interest may arise between them and Forest City, which may not be resolved in our favor. The conflict may involve the development or expansion of properties that may compete with our properties and the solicitation of tenants to lease these properties.
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

If all necessary requirements for qualification for such tax credits are not met, our investment partners may not be able to receive expense allocations associated with these properties and we may be required to indemnify our investment partners on an after-tax basis for these amounts. Indemnification payments (if required) could have a material adverse effect on our results of operations and cash flows.
The Recovery in the Housing Market May Adversely Affect Our Results of Operations and Cash Flows
Despite positive signs indicating a recovery in the past year, the United States experienced a sustained downturn in the residential housing market during the latest recession that resulted in a pronounced national decline in both the demand for, and price of housing. Any further recovery in the housing market is expected to be slow. For our remaining active land project, Stapleton, we depend on homebuilders and buyers to continue buying our land inventory. Our residential land sales at Stapleton have remained steady and were not as negatively impacted by the recession as other residential land projects throughout the United States. However, if the national market does not fully recover, it may eventually have a more pronounced negative impact on Stapleton. We do not know how long it will take the national housing market to recover or if we will ever see a return to previous conditions. Our ability to sustain our historical sales levels of land at Stapleton depends in part on the continued strength of the local housing market. Our failure to successfully sell our land inventory on favorable terms would adversely affect our results of operations and cash flows and could result in a write-down in the value of our land due to impairment.
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
Failure to Continue to Maintain Effective Internal Controls in Accordance with Section 404 of the Sarbanes-Oxley Act of 2002 Could Have a Material Adverse Effect on Our Ability to Ensure Timely and Reliable Financial Reporting
Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires our management to evaluate the effectiveness of, and our independent registered public accounting firm to attest to, our internal control over financial reporting. The process of documenting, testing and evaluating our internal control over financial reporting is complex and time consuming. Due to this complexity and the time-consuming nature of the process, and because currently unforeseen events or circumstances beyond our control could arise, we may not be able to continue to comply fully in subsequent fiscal periods with Section 404 in our Annual Report on Form 10-K. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404, which could adversely affect public confidence in our ability to record, process, summarize and report financial data to ensure timely and reliable external financial reporting.
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
Legislative and Regulatory Actions Taken Now or in the Future Could Adversely Affect Our Business
The latest recession has resulted in governmental regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. This increased scrutiny has resulted in unprecedented programs and actions targeted at restoring stability in the financial markets.
In July 2010, the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act was enacted in part to impose significant investment restrictions and capital requirements on banking entities and other organizations in the financial services industry, which may result in such entities and organizations instituting more conservative practices with respect to financing instruments. While we do not operate in the financial services industry, the Dodd-Frank Act could have an adverse impact on our business, results of operations and financial condition. While the full impact of the Dodd-Frank Act cannot be assessed until all implementing regulations are released, the Dodd-Frank Act may adversely affect the cost, availability and terms of financial instruments, such as nonrecourse mortgage loans, interest rate swaps and other hedging instruments; further reduce our access to capital; and limit availability of favorable terms of financing from lenders. The European Union and other major governmental authorities have enacted, or are in the process of enacting, similar legislation which could have similar impacts on foreign investments.

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
Changes in Market Conditions Could Continue to Hurt the Market Price of Our Publicly Traded Securities
At times, the stock market can experience volatile conditions resulting in substantial price and volume fluctuations often unrelated or disproportionate to the financial performance of companies. These broad market and industry fluctuations may adversely affect the price of our common stock regardless of our operating performance. A decline in the price of our common stock could have an adverse effect on our business by reducing our ability to generate capital through sales of our common stock, subjecting us to further credit rating downgrades and, in the case of a substantial decline, increasing the risk of not satisfying the New York Stock Exchange’s continued listing standards.
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

•	Result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	Require significant management attention and resources to remedy and damages that result;

•	Subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	Damage our reputation among our tenants, investors and associates.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our Corporate headquarters are located in Cleveland, Ohio and are owned by us. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C.
The following schedules present information on our portfolio of real estate assets. The Development Pipeline provides information on 2014 property openings and those projects under construction as of December 31, 2014. The Real Estate Operating Portfolio is a listing by product type, broken out by consolidated and unconsolidated assets.

Development Pipeline
Property Openings and Projects Under Construction
as of December 31, 2014

2014 Property Openings	Location	Date Opened/Anticipated Opening	FCE Legal Ownership %		Consolidated (C) Unconsolidated (U)	Total Cost (in millions)	Square Feet/ Number of Units	Gross Leasable Area	Lease Commitment % (a)

Residential:
Radian	Boston, MA	Q2/Q3-14	50%		U	$130.0	240	5,000	68%; Retail: 100%
The Yards - Twelve12	Washington, D.C.	Q2-Q4/14	80%	(b)	C	119.5	218	88,000	78%; Retail: 96%
3700M	Dallas, TX	Q3/Q4-14	25%		U	90.9	381	—	48%
2175 Market Street	San Francisco, CA	Q4-14	25%		C	42.3	88	6,000	78%; Retail: 100%
Winchester Lofts	New Haven, CT	Q4-14/Q1-15	100%		C	62.8	158	—	18%
						$445.5	1,085	99,000
Retail:
Antelope Valley Mall Expansion	Palmdale, CA	Q4-14	51%		U	$23.3	99,000	99,000	73%
Total 2014 Openings						$468.8

Projects Under Construction

Residential:
Arizona State Retirement System JV:
The Yards - Arris	Washington, D.C.	Q1-16	25%		C	$142.7	327	19,000
Blossom Plaza	Los Angeles, CA	Q2-16	25%		C	106.7	237	19,000
1001 4th Street, SW	Washington, D.C.	Q4-16	25%		C	143.3	365	5,000
						392.7	929	43,000
Aster Town Center II	Denver, CO	Q3/Q4-15	90%		C	23.4	135	—
B2 BKLYN (c)	Brooklyn, NY	Q3-16	100%		C	162.1	363	4,000
535 Carlton	Brooklyn, NY	Q3-16	30%		U	165.6	299	—
Pacific Park - Parking (d)	Brooklyn, NY	Q3-16/18	30%		U	90.6	—	—
						$834.4	1,726	47,000
Office:
300 Massachusetts Ave	Cambridge, MA	Q1-16	50%		U	$175.3	246,000	246,000	94%
1812 Ashland Ave	Baltimore, MD	Q3-16	85%		C	60.7	164,000	164,000	70%
						$236.0	410,000	410,000

Retail:
Galleria at Sunset Expansion	Henderson, NV	Q2-15	51%		U	24.9	32,000	32,000	84%
Total Projects Under Construction						$1,095.3

Other
Kapolei Lofts (e)	Kapolei, HI	Q3-15/Q1-17	100%		C	$159.7	499	—
FOOTNOTES

(a)	Lease commitments as of February 20, 2015.

(b)	Represents legal ownership of the residential units. Legal ownership for the retail space is 100%.

(c)	Costs are after giving effect to the impairment recorded during Q4 2014.

(d)	Expected to include 950 parking spaces.

(e)
Kapolei Lofts is a residential project currently under construction on land leased by the Company. The land lessor is entitled to a preferred return that currently exceeds anticipated operating cash flow of the project. However, in accordance with the waterfall provisions of the distribution Agreement, the Company expects to share in the net proceeds upon a sale of the project.

Real Estate Operating Portfolio as of December 31, 2014 - Commercial Group - Office Buildings

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Major Tenants	Gross Leasable Area	Gross Leasable Area at Pro- Rata %
Consolidated Office Buildings
Atlantic Terminal Office (2 Hanson Place)	2004	100%	100%	Brooklyn, NY	Bank of New York; HSBC	399,000	399,000
Ballston Common Office Center	2005	100%	100%	Arlington, VA	US Coast Guard	176,000	176,000
Commerce Court	2007	100%	100%	Pittsburgh, PA	US Bank; Wesco Distributors; Cardworks Services; Marc USA	374,000	374,000
Edgeworth Building	2006	100%	100%	Richmond, VA	Hirschler Fleischer; Ernst & Young; Rummel, Klepper & Kahl	139,000	139,000
Glen Forest Office Park (Richmond)	2007	100%	100%	Richmond, VA	The Brinks Co.; Wells Fargo; Bon Secours Virginia HealthSource	563,000	563,000
Harlem Office	2003	100%	100%	Manhattan, NY	Office of General Services-Temporary Disability & Assistance; State Liquor Authority	147,000	147,000
Illinois Science and Technology Park
4901 Searle	2006	100%	100%	Skokie, IL	Northshore University Health System	204,000	204,000
4930 Oakton	2006	100%	100%	Skokie, IL	Sanford Brown College	40,000	40,000
8025 Lamon	2006	100%	100%	Skokie, IL	WIL Research; Vetter Development Services	130,000	130,000
8045 Lamon	2007	100%	100%	Skokie, IL	Astellas; Polyera; Fresenius Kabi USA, LLC; LanzaTech Inc.	159,000	159,000
Johns Hopkins - 855 North Wolfe Street	2008	84%	99%	Baltimore, MD	Johns Hopkins; Brain Institute; Howard Hughes Institute; Lieber Institute	279,000	276,000
Mesa del Sol
Aperture Center	2008	95%	95%	Albuquerque, NM	Forest City Covington NM, LLC	76,000	72,000
Fidelity Investments	2008/2009	80%	80%	Albuquerque, NM	Fidelity Investments	210,000	168,000
MetroTech Campus
One MetroTech Center	1991	83%	83%	Brooklyn, NY	JP Morgan Chase; National Grid	911,000	752,000
Two MetroTech Center	1990	83%	83%	Brooklyn, NY	City of New York - Board of Education; City of New York - DoITT; Internal Revenue Service; NYU	517,000	427,000
Nine MetroTech Center	1997	85%	85%	Brooklyn, NY	City of New York - Fire Department	317,000	269,000
Eleven MetroTech Center	1995	85%	85%	Brooklyn, NY	City of New York - DoITT; E-911	216,000	184,000
Twelve MetroTech Center	2004	100%	100%	Brooklyn, NY	National Union Fire Insurance Co.	177,000	177,000
Fifteen MetroTech Center	2003	95%	95%	Brooklyn, NY	Wellpoint, Inc.; City of New York - HRA	649,000	617,000
New York Times	2007	100%	100%	Manhattan, NY	ClearBridge Advisors, LLC, a Legg Mason Co.; Covington & Burling; Osler Hoskin & Harcourt; Seyfarth Shaw	736,000	736,000
One Pierrepont Plaza	1988	100%	100%	Brooklyn, NY	Morgan Stanley; Mt. Sinai School of Medicine; G.S.A.	739,000	739,000
Post Office Plaza	1990	100%	100%	Cleveland, OH	URS Energy; Chase Home Finance, LLC; Quicken Loans; Squire Patton Boggs, LLP	477,000	477,000
Skylight Office Tower	1991	93%	100%	Cleveland, OH	Ulmer & Berne, LLP; Social Security Administration	321,000	321,000
Terminal Tower	1983	100%	100%	Cleveland, OH	Forest City Enterprises, Inc.; Falls Communications; Riverside Company	597,000	597,000
University of Pennsylvania	2004	100%	100%	Philadelphia, PA	University of Pennsylvania	122,000	122,000
Consolidated Office Buildings Total						8,675,000	8,265,000

Real Estate Operating Portfolio as of December 31, 2014 - Commercial Group - Office Buildings (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Major Tenants	Gross Leasable Area	Gross Leasable Area at Pro- Rata %
Unconsolidated Office Buildings
Enterprise Place	1998	50%	50%	Beachwood, OH	University of Phoenix; Advance Payroll; PS Executive Centers; Retina Assoc. of Cleveland	131,000	66,000
Signature Square I	1986	50%	50%	Beachwood, OH	Ciuni & Panichi; PCC Airfoils; Liberty Bank	79,000	40,000
Signature Square II	1989	50%	50%	Beachwood, OH	Pro Ed Communications; Goldberg Co.; Resilience Management	82,000	41,000
University Park at MIT
26 Landsdowne Street (Jackson Building)	1987	51%	51%	Cambridge, MA	Ariad Pharmaceuticals, Inc.	100,000	51,000
35 Landsdowne Street	2002	51%	51%	Cambridge, MA	Millennium Pharmaceuticals	202,000	103,000
350 Massachusetts Ave	1998	50%	50%	Cambridge, MA	Millennium Pharmaceuticals; Novartis; Star Market	169,000	85,000
38 Sidney Street (Clark Building)	1989	50%	50%	Cambridge, MA	Sanofi Pasteur Biologics	122,000	61,000
40 Landsdowne Street	2003	51%	51%	Cambridge, MA	Millennium Pharmaceuticals	215,000	110,000
45/75 Sidney Street	1999	51%	51%	Cambridge, MA	Millennium Pharmaceuticals; Novartis	277,000	141,000
64 Sidney Street (Richards Building)	1990	51%	51%	Cambridge, MA	Aastrom Biosciences, Inc.; Ariad Pharmaceuticals, Inc.; Novartis	126,000	64,000
65 Landsdowne Street	2001	51%	51%	Cambridge, MA	Partners HealthCare System	122,000	62,000
88 Sidney Street	2002	51%	51%	Cambridge, MA	Agios Pharmaceuticals	145,000	74,000
Westfield San Francisco Centre - Emporium Office	2006	50%	50%	San Francisco, CA	San Francisco State University	242,000	121,000
Unconsolidated Office Buildings Total						2,012,000	1,019,000
Total Office Buildings at December 31, 2014						10,687,000	9,284,000
Total Office Buildings at December 31, 2013						11,118,000	9,768,000

Real Estate Operating Portfolio as of December 31, 2014 - Commercial Group - Retail Centers

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Major Tenants/Anchors	Total Square Feet	Total Square Feet at Pro- Rata %	Gross Leasable Area	Gross Leasable Area at Pro- Rata %
Consolidated Regional Malls
Ballston Common	1986/1999	100%	100%	Arlington, VA	Macy’s; Sport & Health; Regal Cinemas	578,000	578,000	310,000	310,000
Boulevard Mall	1996/2000	100%	100%	Amherst, NY	JCPenney; Macy’s; Sears; Michael’s	916,000	916,000	339,000	339,000
Shops at Northfield Stapleton	2005/2006	100%	100%	Denver, CO	Bass Pro Shops; Target; Harkins Theatre; JCPenney; Macy’s	1,118,000	1,118,000	665,000	665,000
Shops at Wiregrass	2008	100%	100%	Tampa, FL	JCPenney; Dillard’s; Macy’s; Barnes & Noble	747,000	747,000	358,000	358,000
Westchester’s Ridge Hill	2011/2012	70%	100%	Yonkers, NY	Lord & Taylor; WESTMED Medical Group; Apple; LA Fitness; Whole Foods; Dick’s Sporting Goods; National Amusements’ Cinema de Lux; Legoland	1,336,000	1,336,000	1,336,000	1,336,000
Unconsolidated Regional Malls
Antelope Valley Mall	1990/1999/2014	51%	51%	Palmdale, CA	Macy’s; Sears; JCPenney; Dillard’s; Forever 21; Cinemark Theatre; Dick’s Sporting Goods	1,184,000	604,000	578,000	295,000
Charleston Town Center	1983	26%	26%	Charleston, WV	Macy’s; JCPenney; Sears; Brickstreet Insurance	892,000	227,000	357,000	91,000
Galleria at Sunset	1996/2002	51%	51%	Henderson, NV	Dillard’s; Macy’s; JCPenney; Dick’s Sporting Goods; Kohl’s	1,567,000	799,000	412,000	210,000
Mall at Robinson	2001	51%	51%	Pittsburgh, PA	Macy’s; Sears; JCPenney; Dick’s Sporting Goods	900,000	459,000	383,000	195,000
Promenade Temecula	1999/2002/2009	51%	51%	Temecula, CA	JCPenney; Sears; Macy’s; Edwards Cinema	1,279,000	652,000	544,000	277,000
Short Pump Town Center	2003/2005	34%	34%	Richmond, VA	Nordstrom; Macy’s; Dillard’s; Dick’s Sporting Goods	1,341,000	456,000	717,000	244,000
South Bay Galleria	1985/2001	51%	51%	Redondo Beach, CA	Nordstrom; Macy’s; Kohl’s; AMC Theatres	960,000	490,000	393,000	200,000
Victoria Gardens	2004/2007	51%	51%	Rancho Cucamonga, CA	Bass Pro Shops; Macy’s; JCPenney; AMC Theatres	1,403,000	716,000	862,000	440,000
Westfield San Francisco Centre	2006	50%	50%	San Francisco, CA	Nordstrom; Bloomingdale’s; Century Theatres	1,220,000	610,000	546,000	273,000
Regional Malls Total						15,441,000	9,708,000	7,800,000	5,233,000
Consolidated Specialty Retail Centers
Avenue at Tower City Center	1990	100%	100%	Cleveland, OH	Hard Rock Café; Morton’s of Chicago; Cleveland Cinemas; Horseshoe Casino	366,000	366,000	366,000	366,000
Brooklyn Commons	2004	100%	100%	Brooklyn, NY	Lowe’s	151,000	151,000	151,000	151,000
East 29th Avenue Town Center	2004	90%	90%	Denver, CO	King Soopers; Walgreen’s; Casey’s Pub; Chipotle; SDC Services Corp.; Exempla, Inc.	213,000	192,000	98,000	88,000
Fairmont Plaza Cinema	1998	100%	100%	San Jose, CA	Camera 12 Cinemas	70,000	70,000	70,000	70,000
Shops at Atlantic Center Site V	1998	100%	100%	Brooklyn, NY	Modell’s; PC Richard & Son	47,000	47,000	17,000	17,000
Station Square	1994/2002	100%	100%	Pittsburgh, PA	Hard Rock Café; Grand Concourse Restaurant; Buca di Beppo; Texas de Brazil; Pittsburgh Riverhounds	235,000	235,000	235,000	235,000
The Yards
Boilermaker Shops	2012	100%	100%	Washington, D.C.	Willie’s Brew & Que; Bluejacket Brewery	40,000	40,000	40,000	40,000
Lumber Shed	2013	100%	100%	Washington, D.C.	FC Washington; Osteria Morini; Agua 301	31,000	31,000	31,000	31,000
Twelve12	2014	100%	100%	Washington, D.C.	Harris Teeter Grocery; VIDA Fitness	88,000	88,000	88,000	88,000

Real Estate Operating Portfolio as of December 31, 2014 - Commercial Group - Retail Centers (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Major Tenants/Anchors	Total Square Feet	Total Square Feet at Pro- Rata %	Gross Leasable Area	Gross Leasable Area at Pro- Rata %
Unconsolidated Specialty Retail Centers
42nd Street	1999	51%	51%	Manhattan, NY	AMC Theatres; Madame Tussaud’s Wax Museum; Dave & Buster’s; Ripley’s Believe It or Not!; Modell’s	312,000	159,000	312,000	159,000
Atlantic Center	1996	51%	51%	Brooklyn, NY	Pathmark; OfficeMax; Old Navy; Marshall’s; NYC - Dept of Motor Vehicles; Best Buy; Burlington Coat Factory	396,000	202,000	396,000	202,000
Atlantic Terminal Mall	2004	51%	51%	Brooklyn, NY	Target; Designer Shoe Warehouse; Uniqlo; Chuck E. Cheese’s; Guitar Center	371,000	189,000	371,000	189,000
Castle Center (Eastchester)	2000	51%	51%	Bronx, NY	Pathmark	63,000	32,000	63,000	32,000
Columbia Park Center	1999	38%	38%	North Bergen, NJ	Shop Rite; Old Navy; LA Fitness; Shopper’s World; Phoenix Theatres; Big Lots	347,000	133,000	347,000	133,000
East River Plaza	2009/2010	50%	50%	Manhattan, NY	Costco; Target; Old Navy; Marshall’s; PetSmart; Bob’s Furniture; Aldi; Burlington Coat Factory	523,000	262,000	523,000	262,000
Forest Avenue	2000	51%	51%	Staten Island, NY	United Artists Theatres	70,000	36,000	70,000	36,000
Harlem Center	2002	51%	51%	Manhattan, NY	Marshall’s; CVS/Pharmacy; Staples; H&M; Planet Fitness	126,000	64,000	126,000	64,000
Queens Place	2001	51%	51%	Queens, NY	Target; Best Buy; Designer Shoe Warehouse; Macy’s Furniture	455,000	232,000	222,000	113,000
Shops at Bruckner Boulevard	1996	51%	51%	Bronx, NY	Conway; Old Navy; Marshall’s	116,000	59,000	116,000	59,000
Shops at Gun Hill Road	1997	51%	51%	Bronx, NY	Home Depot; Chuck E. Cheese’s	147,000	75,000	147,000	75,000
Shops at Northern Boulevard	1997	51%	51%	Queens, NY	Stop & Shop; Marshall’s; Old Navy; Guitar Center; Raymour & Flanigan Furniture	218,000	111,000	218,000	111,000
Shops at Richmond Avenue	1998	51%	51%	Staten Island, NY	Staples; Dick’s Sporting Goods	76,000	39,000	76,000	39,000
Steinway Street Theaters (Kaufman Studios)	1999	51%	51%	Queens, NY	United Artists Theatres	84,000	43,000	84,000	43,000
The Heights (Court Street)	2000	51%	51%	Brooklyn, NY	United Artists Theatres; Barnes & Noble	102,000	52,000	102,000	52,000
Specialty Retail Centers Total						4,647,000	2,908,000	4,269,000	2,655,000
Total Retail Centers at December 31, 2014						20,088,000	12,616,000	12,069,000	7,888,000
Total Retail Centers at December 31, 2013						22,466,000	13,916,000	13,766,000	9,061,000

COMMERCIAL GROUP - ARENA

Name	Date of Opening	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Major Tenants	Total Square Feet	Total Square Feet at Pro- Rata %	Est. Seating Capacity for NBA Basketball Event	Est. Seating Capacity for NHL Hockey Event
Barclays Center	2012	34%	55%	Brooklyn, NY	The Brooklyn Nets (NBA Team); The NY Islanders (NHL Team, 2015-16 season)	670,000	369,000	18,000	15,800

Real Estate Operating Portfolio as of December 31, 2014 - Residential Group - Apartments

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (3)	Leasable Units at Pro-Rata % (3)
Consolidated Apartment Communities
100 (100 Landsdowne)	2005	100%	100%	Cambridge, MA	203	203
1111 Stratford	2013-2014	100%	100%	Stratford, CT	128	128
1251 South Michigan	2006	1%	100%	Chicago, IL	91	91
2175 Market Street	2014	25%	25%	San Francisco, CA	88	22
91 Sidney	2002	100%	100%	Cambridge, MA	135	135
American Cigar Lofts	2000	100%	100%	Richmond, VA	171	171
Aster Conservatory Green	2013-2014	45%	90%	Denver, CO	352	317
Bayside Village	1988-1989	50%	50%	San Francisco, CA	862	431
Botanica Eastbridge	2012	90%	90%	Denver, CO	118	106
Brookview Place	1979	13%	100%	Dayton, OH	232	232
Cameron Kinney Lofts	2007	100%	100%	Richmond, VA	259	259
Cedar Place	1974	3%	100%	Lansing, MI	220	220
Consolidated Carolina Lofts	2003	100%	100%	Richmond, VA	158	158
Cutter’s Ridge	2006	100%	100%	Richmond, VA	12	12
Drake Tower	1998	95%	95%	Philadelphia, PA	284	270
Easthaven at the Village	1994/1995	100%	100%	Beachwood, OH	360	360
Grand Lowry Lofts	2000	100%	100%	Denver, CO	261	261
Hamel Mill Lofts	2008-2010	90%	100%	Haverhill, MA	305	305
Heritage	2002	100%	100%	San Diego, CA	230	230
Hummingbird Pointe Apartments	1972-1973	100%	100%	Parma, OH	406	406
Independence Place I	1973	50%	50%	Parma Heights, OH	202	101
Independence Place II	2003	100%	100%	Parma Heights, OH	200	200
KBL (Kennedy Biscuit Lofts)	1990	3%	100%	Cambridge, MA	142	142
Knolls	1995	100%	100%	Orange, CA	260	260
Loft 23	2005	100%	100%	Cambridge, MA	51	51
Lofts at 1835 Arch	2001	95%	95%	Philadelphia, PA	191	182
Lucky Strike Lofts	2008	100%	100%	Richmond, VA	131	131
Mercantile Place on Main	2008	100%	100%	Dallas, TX	366	366
Metro 417	2005	100%	100%	Los Angeles, CA	277	277
Midtown Towers	1969	100%	100%	Parma, OH	635	635
Museum Towers	1997	33%	33%	Philadelphia, PA	286	95
North Church Towers and Gardens	2009	100%	100%	Parma Heights, OH	399	399
One Franklin Town	1988	100%	100%	Philadelphia, PA	335	335
Pavilion	1992	95%	95%	Chicago, IL	1,114	1,058
Perrytown Place	1973	12%	100%	Pittsburgh, PA	231	231
Presidio Landmark	2010	100%	100%	San Francisco, CA	161	161
Queenswood	1990	93%	93%	Corona, NY	296	276
River Lofts at Ashton Mill	2005	100%	100%	Cumberland, RI	193	193

Real Estate Operating Portfolio as of December 31, 2014 - Residential Group - Apartments (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (3)	Leasable Units at Pro-Rata % (3)
Consolidated Apartment Communities (continued)
Sky55	2006	100%	100%	Chicago, IL	411	411
The Aster Town Center	2012	90%	90%	Denver, CO	85	77
The Continental	2013	90%	100%	Dallas, TX	203	203
The Met (Metropolitan)	1989	100%	100%	Los Angeles, CA	270	270
The Uptown	2008	25%	25%	Oakland, CA	665	268	(4)
The Wilson	2007	100%	100%	Dallas, TX	135	135
The Yards
Foundry Lofts	2011	80%	100%	Washington, D.C.	170	170
Twelve12	2014	80%	100%	Washington, D.C.	218	218
Town Center (Botanica on the Green & Crescent Flats)	2004/2007	90%	90%	Denver, CO	298	268
Winchester Lofts	2014-2015	65%	100%	New Haven, CT	158	158
Consolidated Apartment Communities Total					12,958	11,588

Real Estate Operating Portfolio as of December 31, 2014 - Residential Group - Apartments (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (3)	Leasable Units at Pro-Rata % (3)
Unconsolidated Apartment Communities
3700M	2014	25%	25%	Dallas, TX	381	95
8 Spruce Street	2011/2012	26%	26%	Manhattan, NY	899	234
Arbor Glen	2001-2007	50%	50%	Twinsburg, OH	288	144
Big Creek	1996-2001	50%	50%	Parma Heights, OH	516	258
Camelot Towers	1967	50%	50%	Parma Heights, OH	151	76
Cherry Tree	1996-2000	50%	50%	Strongsville, OH	442	221
Chestnut Lake	1969	50%	50%	Strongsville, OH	789	395
Cobblestone Court Apartments	2006-2009	50%	50%	Painesville, OH	400	200
Copper Tree Apartments	1998	50%	50%	Mayfield Heights, OH	342	171
Deer Run	1987-1990	46%	46%	Twinsburg, OH	562	259
DKLB BKLN	2009/2010	51%	51%	Brooklyn, NY	365	186
Eaton Ridge	2002-2004	50%	50%	Sagamore Hills, OH	260	130
Fenimore Court	1982	9%	50%	Detroit, MI	144	72
Grand	1999	43%	43%	North Bethesda, MD	549	235
Hamptons	1969	50%	50%	Beachwood, OH	651	326
Hunter’s Hollow	1990	50%	50%	Strongsville, OH	208	104
Lenox Club	1991	48%	48%	Arlington, VA	386	183
Lenox Park	1992	48%	48%	Silver Spring, MD	407	193
Liberty Hills Apartments	1979-1986	50%	50%	Solon, OH	396	198
Newport Landing	2002-2005	50%	50%	Coventry Township, OH	336	168
Parkwood Village	2001-2002	50%	50%	Brunswick, OH	204	102
Pine Ridge Apartments	1967-1974, 2005-2007	50%	50%	Willoughby Hills, OH	1,309	655
Radian	2014	50%	50%	Boston, MA	240	120
Settler’s Landing Apartments	2000-2004	50%	50%	Streetsboro, OH	408	204
Stratford Crossing	2007-2010	50%	50%	Wadsworth, OH	348	174
Surfside Towers	1970	50%	50%	Eastlake, OH	246	123
Sutton Landing	2007-2009	50%	50%	Brimfield, OH	216	108
Tamarac	1990-2001	50%	50%	Willoughby, OH	642	321
Worth Street	2003	50%	50%	Manhattan, NY	331	166
Unconsolidated Apartment Communities Total					12,416	5,821

Real Estate Operating Portfolio as of December 31, 2014 - Residential Group - Apartments (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (3)	Leasable Units at Pro-Rata % (3)
Unconsolidated Subsidized Senior Housing Apartments
Autumn Ridge Village	2002	100%	100%	Sterling Heights, MI	251	251
Bowin Place	1998	95%	95%	Detroit, MI	193	183
Brookpark Place	1976	100%	100%	Wheeling, WV	152	152
Buckeye Towers	1976	15%	15%	New Boston, OH	120	18
Burton Place	2000	90%	90%	Burton, MI	200	180
Cambridge Towers	2002	100%	100%	Detroit, MI	250	250
Canton Towers	1978	15%	15%	Canton, OH	199	31
Carl D. Perkins	2002	100%	100%	Pikeville, KY	150	150
Casa Panorama	1978	99%	99%	Panorama City, CA	154	152
Citizen’s Plaza	1981	9%	50%	New Kensington, PA	101	51
Connellsville Towers	1981	21%	21%	Connellsville, PA	111	24
Coraopolis Towers	2002	80%	80%	Coraopolis, PA	200	160
Donora Towers	2002	100%	100%	Donora, PA	103	103
Farmington Place	1980	100%	100%	Farmington, MI	153	153
Fort Lincoln II	1979	45%	45%	Washington, D.C.	176	79
Fort Lincoln III & IV	1981	25%	25%	Washington, D.C.	306	76
Frenchtown Place	1975	12%	100%	Monroe, MI	151	151
Glendora Gardens	1983	2%	46%	Glendora, CA	105	48
Grove	2003	100%	100%	Ontario, CA	101	101
John Sale Manor	1977	7%	7%	Xenia, OH	118	8
Lakeland Place	1998	95%	95%	Waterford, MI	200	190
Lima Towers	1977	15%	15%	Lima, OH	200	31
Miramar Towers	1980	13%	100%	Los Angeles, CA	157	157
Noble Towers	1979	50%	50%	Pittsburgh, PA	133	67
North Port Village	1981	31%	31%	Port Huron, MI	251	77
Oceanpointe Towers	1980	13%	100%	Long Branch, NJ	151	151
Park Place Towers	1975	24%	100%	Mt. Clemens, MI	187	187
Pine Grove Manor	1973	19%	100%	Muskegon Township, MI	172	172
Plymouth Square Village	2003	100%	100%	Detroit, MI	280	280
Potomac Heights Apartments	1981	13%	100%	Keyser, WV	141	141
Riverside Towers	1977	10%	100%	Coshocton, OH	100	100
Shippan Place	1980	100%	100%	Stamford, CT	148	148
St. Mary’s Villa	2002	44%	44%	Newark, NJ	360	159
The Springs	1981	13%	100%	La Mesa, CA	129	129
Tower 43	2002	100%	100%	Kent, OH	101	101
Towne Centre Place	1975	14%	100%	Ypsilanti, MI	170	170
Village Center	1983	100%	100%	Detroit, MI	254	254

Real Estate Operating Portfolio as of December 31, 2014 - Residential Group - Apartments (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (3)	Leasable Units at Pro-Rata % (3)
Unconsolidated Subsidized Senior Housing Apartments (continued)
Village Square	1978	100%	100%	Williamsville, NY	100	100
Ziegler Place	1978	100%	100%	Livonia, MI	141	141
Unconsolidated Subsidized Senior Housing Apartments Total					6,669	5,076
Unconsolidated Apartments Total					19,085	10,897
Combined Apartments Total					32,043	22,485
Federally Subsidized Housing (Total of 4 Buildings)					623
Total Apartment Units at December 31, 2014					32,666
Total Apartment Units at December 31, 2013					33,648

Real Estate Portfolio as of December 31, 2014 - Residential Group - Military Housing

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (3)
Unconsolidated Military Housing
Air Force Academy	2007-2011	50%	50%	Colorado Springs, CO	427
Marine Corp Base - Hawaii	2007-2014	1%	^	Kaneohe, HI	2,316
Midwest Millington	2008-2011	1%	^	Memphis, TN	318
Navy Midwest	2006-2011	1%	^	Chicago, IL	1,401
Navy Region - Hawaii	2005-2011	1%	^	Honolulu, HI	4,472
Pacific Northwest Communities	2007-2011	20%	^	Seattle, WA	3,077
Pacific Northwest Communities - Phase II (Under Construction)	2015-2018	20%	^	Seattle, WA	367
Southern Group:
Arnold Air Force Base	2011-2013	100%	^^	Tullahoma, TN	22
Joint Base Charleston	2011-2013	100%	^^	Charleston, SC	345
Keesler Air Force Base	2011-2012	100%	^^	Biloxi, MS	1,184
Shaw Air Force Base (Under Construction)	2011-2015	100%	^^	Sumter, SC	630
Unconsolidated Military Housing Total					14,559
Total Military Housing at December 31, 2014					14,559
Total Military Housing at December 31, 2013					14,104

(1)	Represents our actual equity ownership in the underlying property, rounded to the nearest whole percent.

(2)
Represents the percentage of income or loss allocation expected to be received during the reporting period based on the entity’s capital structure. Amounts differ from legal ownership due to various scenarios, including but not limited to our right to preferred returns on our initial or disproportionate equity fundings, various tax credits and tax related structures. (Rounded to the nearest whole percent.)

(3)	Represents 100% of the leasable units in the apartment community. Leasable units at Pro-Rata % represent the total leasable units multiplied by the Pro-Rata ownership percent.

(4)	Represents 25% of 530 market rate units and 100% of 135 affordable units.

^	Our share of residual cash flow ranges from 0-20% during the life cycle of the project.

^^	We do not share in any cash flow from operations. However, we are entitled to the return of our equity at the end of the 50-year lease term.

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
Executive Officers of the Registrant
The following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2015 (the “Annual Meeting”). The names and ages of and positions held by the executive officers of the Company are presented in the following list. Each individual has been appointed to serve for the period which ends on the date of the Annual Meeting.

Name	Age	Current Position
Charles A. Ratner (1)	73	Chairman of the Board of Directors
David J. LaRue	53	Chief Executive Officer, President and Director
Bruce C. Ratner (1)	70	Executive Vice President and Director
James A. Ratner (1)	70	Executive Vice President
Ronald A. Ratner (1)	67	Executive Vice President and Director
Brian J. Ratner (1)	57	Executive Vice President and Director
Deborah Ratner Salzberg (1)	61	Executive Vice President and Director
Robert G. O’Brien	57	Executive Vice President and Chief Financial Officer
Andrew J. Passen	66	Executive Vice President, Human Resources
Geralyn M. Presti	59	Executive Vice President, General Counsel and Secretary
Linda M. Kane	57	Senior Vice President and Treasurer
Charles D. Obert	49	Senior Vice President, Chief Accounting Officer and Corporate Controller

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A and Class B common stock are traded on the New York Stock Exchange (“NYSE”) under the symbols FCEA and FCEB, respectively. At December 31, 2014 and 2013, the market price of the Company’s Class A common stock was $21.30 and $19.10, respectively, and the market price of the Company’s Class B common stock was $21.34 and $18.93, respectively. As of January 30, 2015, the number of registered holders of Class A and Class B common stock was 1,485 and 366, respectively.
The following tables summarize the quarterly high and low sales prices per share of the Company’s Class A and Class B common stock as reported by the NYSE and the dividends declared per common share:

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Market price range of common stock
Class A
High	$21.67	$21.30	$20.09	$19.58
Low	$19.20	$19.17	$18.46	$17.71
Class B
High	$21.70	$21.30	$20.05	$19.64
Low	$19.24	$19.13	$18.48	$17.69
Quarterly dividends declared per common share Class A and Class B (1)	$—	$—	$—	$—
	Two Months Ended	Quarter Ended
	December 31, 2013	October 31, 2013	July 31, 2013	April 30, 2013
Market price range of common stock
Class A
High	$20.51	$20.50	$20.25	$18.67
Low	$18.20	$16.91	$17.15	$15.50
Class B
High	$20.41	$20.41	$20.00	$18.45
Low	$18.30	$16.87	$17.24	$15.73
Quarterly dividends declared per common share Class A and Class B (1)	$—	$—	$—	$—

(1)
As the Company is currently organized as a C-corporation, the payment of future dividends will depend upon such factors as earnings, capital requirements and financial condition of the Company. Under the restrictions contained in the Fourth Amended and Restated Credit Agreement and Fourth Amended and Restated Guaranty of Payment of Debt, $24,000,000 was available for payment of dividends during any four fiscal quarter period as of December 31, 2014. However, if the Company is successful in pursuing our planned REIT conversion, we will be required to issue a special distribution to our shareholders of accumulated earnings and profits (“E&P Distribution”). The amount, timing and composition (cash or common stock) of our E&P Distribution is dependent on various factors. In addition, we expect to pay a regular dividend representing a minimum of 90% of our taxable income from our qualified REIT subsidiaries after the planned REIT conversion, subject to our Board of Directors approval.

For the three months ended December 31, 2014, there were no unregistered issuances of stock.

The following table reflects repurchases of Class A common stock for the three months ended December 31, 2014:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Class A Common Stock
October 1 through October 31, 2014
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	3,369	$19.56	—
November 1 through November 30, 2014
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	—	$—	—
December 1 through December 31, 2014
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	6,695	$21.30	—
Total
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	10,064	$20.72	—

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

The following graph shows a comparison of cumulative total return for the period from January 31, 2010 through December 31, 2014 among the Company’s Class A and Class B Common Stock, Standard & Poor’s 500 Stock Index (“S&P 500®”) and the Dow Jones U.S. Real Estate Index. The cumulative total return is based on a $100 investment on January 31, 2010 and the subsequent change in market prices of the securities at each respective fiscal year end. It also assumes dividends, if applicable, were reinvested quarterly.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on January 31, 2010 with dividends reinvested

$300
$250
$200
$150
$100
$50
$0
January - 10
January - 11
January - 12
January - 13
December - 13
December - 14
Forest City Enterprises, Inc. Class A
Forest City Enterprises, Inc. Class B
S&P 500®
Dow Jones US Real Estate

	Jan-10	Jan-11	Jan-12	Jan-13	Dec-13	Dec-14
Forest City Enterprises Inc. Class A	$100	$150	$116	$150	$169	$188
Forest City Enterprises Inc. Class B	$100	$149	$117	$150	$168	$189
S&P 500®	$100	$122	$127	$149	$187	$213
Dow Jones US Real Estate Index	$100	$139	$152	$176	$172	$219
For information with respect to securities authorized for issuance under equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data
The Operating Results and per share amounts presented below have been reclassified for properties classified as discontinued operations during the periods presented. The following data should be read in conjunction with the Company’s financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included elsewhere in this Form 10-K. The Company’s historical operating results may not be comparable to its future operating results.

	Year Ended	11 Months Ended	Years Ended
	December 31, 2014	December 31, 2013	January 31, 2013	January 31, 2012	January 31, 2011
	(in thousands, except share and per share data)
Operating Results:
Total revenues (1)	$966,052	$998,272	$1,048,067	$975,032	$1,011,734
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. (1)	$(20,557)	$20,934	$(19,944)	$(113,754)	$80,202
Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc. (1)	12,962	(26,241)	56,369	27,268	(22,154)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(7,595)	$(5,307)	$36,425	$(86,486)	$58,048
Diluted Earnings per Common Share:
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc. (1)	$(0.10)	$0.10	$(0.30)	$(0.77)	$0.43
Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc. (1)	0.06	(0.13)	0.31	0.16	(0.12)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(0.04)	$(0.03)	$0.01	$(0.61)	$0.31
Weighted Average Diluted Shares Outstanding	198,480,783	198,696,729	172,621,723	168,170,650	187,794,101
Cash Dividend Declared per share-Class A and B Common Stock	$—	$—	$—	$—	$—

	December 31, 2014	December 31, 2013	January 31, 2013	January 31, 2012	January 31, 2011
	(in thousands)
Financial Position:
Consolidated assets	$8,814,940	$8,952,025	$10,612,432	$10,504,283	$12,059,701
Real estate, at cost (2)	8,328,987	8,475,571	10,026,010	9,646,870	11,166,539
Long-term debt, primarily nonrecourse mortgages and notes payable (2)	4,938,201	5,279,506	6,773,629	6,698,052	8,118,053

(1)
Adjusted for discontinued operations. See Note X – Discontinued Operations and Gain (Loss) on Disposition of Rental Properties in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for detailed information.

(2)	Includes applicable balances associated with land held for divestiture and development project held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate Description
We principally engage in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. We have approximately $8.8 billion of consolidated assets in 24 states and the District of Columbia at December 31, 2014. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C. We have offices in Albuquerque, Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
We operate through three strategic business units, which represent four reportable operating segments (collectively, the “Real Estate Groups”):

•
Commercial Group, our largest strategic business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings and mixed-use projects. Additionally, it operates Barclays Center, a sports and entertainment arena located in Brooklyn, New York, which is reported as a separate operating segment (“Arena”).

•
Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments, adaptive re-use developments and subsidized senior housing. Additionally, it owns interests in entities that develop and manage military family housing.

•	Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers at our Stapleton project in Denver, Colorado.
Corporate Activities is the other reportable operating segment, which includes our equity method investment in the Nets, a member of the National Basketball Association (“NBA”).

Significant milestones occurring during 2014 include:

•
Announced the appointment of Christine R. Detrick, retired former director and head of Americas Financial Services Practice for Bain & Company, Inc., as an independent director to our Board of Directors. The election of Christine R. Detrick was effective November 19, 2014. Christine R. Detrick was appointed to serve on the Corporate Governance and Nominating Committee of the Board of Directors and will stand for re-election at our next annual meeting of shareholders.;

•
Entered into a joint venture with Greenland Atlantic Yards, LLC, a subsidiary of Shanghai-based Greenland Holding Group Company Limited (“Greenland”), to develop the Pacific Park Brooklyn (formerly Brooklyn Atlantic Yards) project in Brooklyn, New York. Under the joint venture, Greenland acquired 70% of the project and will co-develop the project with us and share in the entire project costs going forward in proportion to ownership interests. The transaction resulted in cash proceeds of $208,275,000;

•
Contributed two operating apartment communities, Museum Towers and The Uptown, located in Philadelphia, Pennsylvania and Oakland, California, respectively, and three apartment communities under construction, Blossom Plaza in Los Angeles, California and The Yards - Arris and 1001 4th Street, SW, both located in Washington, D.C., into our strategic capital partnership with Arizona State Retirement System (“ASRS”);

•	Generated cash liquidity of $118,132,000 through the sale of 16 properties, primarily operating assets in non-core markets;

•	Completed construction of and opened:

◦	2175 Market Street, an apartment community in San Francisco, California;

◦	3700M, an apartment community in Dallas, Texas;

◦	Radian, an apartment community in Boston, Massachusetts; and

◦	The Yards - Twelve12, an apartment community in Washington, D.C.;

•	Began the phased opening of Winchester Lofts, an apartment community in New Haven, Connecticut;

•	Commenced construction at:

◦	535 Carlton, an apartment community in Brooklyn, New York;

◦	Aster Town Center II, an apartment community in Denver, Colorado;

◦	Kapolei Lofts, an apartment community in Kapolei, Hawaii;

◦	1812 Ashland Ave, an office building in Baltimore, Maryland; and

◦	The three apartment communities contributed into our strategic capital partnership with ASRS; and

•	Closed $964,598,000 in nonrecourse mortgage financing transactions, including a three-year $350,000,000 bridge financing for Westchester’s Ridge Hill, a regional mall in Yonkers, New York.
In addition, subsequent to December 31, 2014, we achieved the following significant milestone:

•
Announced our Board of Directors has approved a plan for us to pursue conversion to real estate investment trust (“REIT”) status. We expect to elect REIT status for our taxable year beginning January 1, 2016, subject to business conditions, the completion of related preparatory work and obtaining necessary third-party consents.

Critical Accounting Policies
Our consolidated financial statements include all majority-owned subsidiaries where we have financial or operational control and variable interest entities (“VIEs”) where we are deemed to be the primary beneficiary. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, we have identified certain critical accounting policies which are subject to judgment and uncertainties. We have used our best judgment to determine estimates of certain amounts included in the financial statements as a result of these policies, giving due consideration to materiality. As a result of uncertainties surrounding these events at the time the estimates are made, actual results could differ from these estimates causing adjustments to be made in subsequent periods to reflect more current information. The accounting policies we believe contain uncertainties that are considered critical to understanding the consolidated financial statements are discussed below. Management reviews and discusses these policies, and have also discussed them with our Audit Committee of the Board of Directors.

Fiscal Years
We changed our year-end to December 31 from January 31, effective December 31, 2013. The years 2014, 2013 and 2012 refer to the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013, respectively.
Acquisition of Rental Properties
We have not been an active acquiror of rental properties for the periods presented in this Form 10-K. However, we do periodically acquire operating properties as a method to accelerate growth and may elect to be more active in this area in the future. Our most common method of acquisition is acquiring our joint venture partners interest in an individual property or a group of properties. Upon acquisition of a rental property, the purchase price of the property is allocated to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental revenues (or rental expense for ground leases in which we are the lessee) over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental revenues (or rental expense for ground leases in which we are the lessee) over the remaining non-cancelable terms of the respective leases, including any fixed-rate renewal periods that are probable of being exercised. For our below-market lease and in-place lease intangibles remaining at December 31, 2014 and 2013, we assumed fixed rate renewals for the in-place leases deemed to be at or near market and includes the assumed renewals in the calculation of intangible asset values and related amortization period.
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
When calculating the estimated value to assign to a tenant relationship intangible asset, we estimate the likelihood a lessee will execute a lease renewal and other factors relative to the relationship. In determining the likelihood of lease renewal, we utilize a probability weighted model based on many factors. Other qualitative factors related to the relationship we consider include, but are not limited to, the nature and extent of the business relationship with the tenant, growth prospects for developing new business with the tenant and the tenant’s credit quality. The value of tenant relationship intangibles is amortized over the remaining initial lease term and expected renewals, but in no event longer than the remaining depreciable life of the building. The value of in-place leases is amortized over the remaining non-cancelable term of the respective leases and any fixed-rate renewal periods deemed probable.
In the event a tenant terminates its lease, the unamortized portion of each intangible asset, including market rate adjustments, in-place lease values and tenant relationship values, would be charged to expense.
Allowance for Doubtful Accounts and Reserves on Notes Receivable
We record allowances against our receivables from tenants and other receivables we consider uncollectible. These allowances are based on management’s estimate of receivables that will not be realized from cash receipts in subsequent periods. We also maintain an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. The allowance against our straight-line rent receivable is based on historical experience with early lease terminations as well as specific review of significant tenants and tenants having known financial difficulties. There is a risk our estimate of the expected activity of current tenants may not accurately reflect future events. If the estimate does not accurately reflect future tenant vacancies, the reserve for straight-line rent receivable may be over or understated by the actual tenant vacancies that occur.
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
Noncontrolling interests where we may be required to repurchase the noncontrolling interest at fair value under a put option or other contractual redemption requirement are reported in the mezzanine section of the Consolidated Balance Sheets, as redeemable noncontrolling interest. We adjust the redeemable noncontrolling interest to redemption value (which approximates fair value) at each balance sheet date with changes recognized as an adjustment to additional paid-in capital. In the event the historical cost of the redeemable noncontrolling interest, which represents initial cost, adjusted for contributions, distributions and the allocation of profits or losses, is in excess of estimated fair value, we record the redeemable noncontrolling interest at historical cost.
Recognition of Revenues
Rental – Lease terms in the retail centers and office buildings generally range from 1 to 30 years, excluding leases with certain anchor tenants, which typically are longer. Minimum rents are recognized on a straight-line basis over the non-cancelable term of the related lease, which include the effects of rent steps and rent abatements under the leases. Overage rents are recognized after sales thresholds have been achieved. Residential lease terms are generally one year.
Tenant Recoveries – Reimbursements from commercial tenants for common area maintenance, taxes, insurance and other commercial property operating expenses as provided in the lease agreements are recognized in the period the applicable costs are incurred.
Service and Management Fees – Management, leasing, finance, development and other service fee revenue is recognized in the period in which the services are performed. Revenues and profit on long-term fixed-price contracts are recorded using the percentage-of-completion method. Revenues on reimbursable cost-plus fee contracts are recorded in the amount of the accrued reimbursable costs plus proportionate fees at the time the costs are incurred.
Parking and Other – Revenues derived from monthly and transient tenant parking and other revenue is recognized in the period the services are performed.
Arena – The Arena naming rights agreement commenced with the opening of the Arena, has a 20 year term and is subject to certain extension rights. Arena naming rights revenue is recognized on a straight-line basis over the term of the agreement.
Arena founding partner and sponsor agreements entitle the parties to certain sponsorship, promotional, media, hospitality and other rights and entitlements. These agreements expire at various terms ranging from one to seven years from Arena opening and revenue is recognized on a straight-line basis over the term of the agreements.
Arena suite licenses entitle the licensee to the use of a luxury suite in the Arena. The terms of the suite license agreements range from one to seven years. Revenue is recognized on a straight-line basis over the term of the agreements.
Ticketing fee revenue is based on the Arena’s share of ticket sale fees in accordance with an agreement with Ticketmaster. Revenue from ticketing fees is deferred and recognized upon settlement of the related event.
Land Sales – Sales of land to residential, commercial and industrial customers, primarily at our Stapleton project, and sales of commercial and residential outlots adjacent to our operating property portfolio are recognized at closing or upon completion of all conditions precedent to the sales contract (whichever is later).
Military Housing – Property management and asset management fees are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, generated by the military housing privatization projects as defined in the agreements. Additional property management incentive fees are recognized based upon successful completion of criteria set forth in the property management agreements.
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

Real Estate Sales and Assets Held for Sale
The specific timing of a sale transaction and recognition of profit is measured against various criteria in the real estate sales accounting guidance covering the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, we defer gain recognition and accounts for the transaction by applying the deposit, finance, installment or cost recovery methods, as appropriate.
Prior to the adoption of the new accounting guidance on discontinued operations in April 2014, consolidated properties sold or determined to be held for sale were reported as discontinued operations. The determination of when an asset qualifies as held for sale requires significant judgment. Factors we consider when evaluating whether an asset qualifies as held for sale include, among other things, whether the potential sale is approved by management, the status of any marketing efforts, interest from prospective buyers, the status of any sale negotiations and the probability of whether the asset will be sold in twelve months. Each potential sale is evaluated based on its separate facts and circumstances.
Recognition of Expenses
Property Operating and Management – Expenses incurred at the operating property level and general business unit expenses, including non-capitalizable development costs and management and service company expenses, are recognzied as incurred.
Real Estate Taxes – Real estate taxes on operating properties are recognized over the applicable tax period. Real estate taxes during active development and construction are capitalized as a project cost.
Ground Rent – Expenses related to ground leases are recognized using the straight-line method over the non-cancelable lease term. Participation payments triggered by defined events within the respective lease agreements such as refinancings, sales or other capital transactions are expensed when incurred. Ground rent during active development and construction is capitalized as a project cost.
Arena Operating – Operating expenses related to the Arena are recognized as incurred.
Cost of Land Sales – Cost of land associated with land sales is recognized in the same period as the respective revenue from the sale qualifies for recognition.
Military Housing – Operating expenses related to the Military Housing are recognized as incurred.
Corporate General and Administrative – Expenses related to our Corporate segment are recognized as incurred.
Depreciation and Amortization
Depreciation and amortization is generally computed on a straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings (other than the Arena) and certain first generation tenant allowances considered by management as a component of the building are 40 to 50 years. The estimated useful life of the Arena is 34.5 years, reflecting the ground leases on which the Arena was built. Subsequent tenant improvements and those first generation tenant allowances not considered a component of the building are amortized over the lesser of the remaining useful life of the asset or the term of the tenant’s lease. This estimated life is based on the length of time the asset is expected to generate positive operating cash flows. Actual events and circumstances can cause the life of the building and tenant improvement to be different than the estimates made. Additionally, lease terminations can affect the economic life of the tenant improvements.
Capitalization
Major improvements and tenant improvements that are our assets are capitalized and expensed through depreciation charges. Tenant improvements qualifying as lease inducements are capitalized into other assets and amortized as a reduction of rental revenues over the term of the tenant’s lease. Repairs, maintenance and minor improvements are expensed as incurred.
A variety of costs are incurred in the development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves judgment. Our capitalization policy on development properties is based on accounting guidance for the capitalization of interest cost and accounting guidance for costs and the initial rental operations of real estate properties. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on any portion substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction. Costs and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts and any resulting gains or losses are reported in the Consolidated Statements of Operations.

Impairment of Real Estate
We review our real estate for impairment whenever events or changes indicate our carrying value may not be recoverable. Impairment indicators include, but are not limited to, significant decreases in property net operating income, significant decreases in occupancy rates, the physical condition of the property and general economic conditions. A property’s value is impaired if the aggregate future cash flows (undiscounted and without interest charges) generated by the property are less than the carrying value of the property. In addition, the undiscounted cash flows may consider a probability-weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated at the balance sheet date. Significant estimates are made in the determination of future undiscounted cash flows including future net operating income, estimated hold periods, risk of foreclosure and estimated cash proceeds received upon disposition of the asset. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the property. Determining fair value of real estate involves significant judgments and estimates including timing and amounts of expected cash flows, discount rates, capitalization rates and comparable sales data. Changes to these estimates could affect whether or not an impairment charge would be required and/or the amount of impairment charges recognized.
Impairment of Unconsolidated Entities
We review our portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate our carrying value in the investments may be in excess of fair value. A loss in value of an equity method investment which is other-than-temporary is recognized as an impairment of unconsolidated entities. This determination is based upon the length of time elapsed, severity of decline, possible recovery period and other relevant facts. Determining fair value of a real estate investment and whether or not a loss is other-than-temporary involves significant judgments and estimates. Examples of these estimates include timing and amounts of expected cash flows, discount rates, capitalization rates and comparable sales data. Changes to these estimates could affect whether or not an impairment charge would be required and/or the amount of impairment charges recognized.
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

Results of Operations
Net Operating Income
We define Net Operating Income (“NOI”) as revenues (excluding straight-line rent adjustments) less operating expenses (including depreciation and amortization for non-real estate groups) plus interest income, equity in earnings (loss) of unconsolidated entities (excluding gain (loss) on disposition, gain (loss) on land held for divestiture activity, impairment, interest expense, gain (loss) on extinguishment of debt and depreciation and amortization of unconsolidated entities). We believe NOI provides additional information about our core operations and, along with earnings, is necessary to understand our business and operating results. A reconciliation between NOI and Earnings (Loss) Before Income Taxes, the most comparable financial measure calculated in accordance with GAAP, is presented below. Although NOI is not presented in accordance with GAAP, investors can use this non-GAAP measure as supplementary information to evaluate our business. NOI is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, our GAAP measures and may not be directly comparable to similarly-titled measures reported by other companies.
Reconciliation of Earnings (Loss) Before Income Taxes (GAAP) to Net Operating Income (non-GAAP) (in thousands)

	Year Ended		11 Months Ended		Year Ended
	December 31, 2014		December 31, 2013		January 31, 2013
Earnings (loss) before income taxes (GAAP)		$(138,136)		$(147,488)		$(79,747)
Earnings from unconsolidated entities, including impairment	$86,908		$109,163		$44,631
Net (gain) loss on land held for divestiture of unconsolidated entities	—		(1,338)		40,777
Gain on disposition of unconsolidated entities	(52,421)		(68,430)		(51,066)
Impairment of unconsolidated real estate	3,124		—		390
Depreciation and amortization of unconsolidated entities	92,140		74,690		80,997
Interest expense of unconsolidated entities	110,195		98,608		102,723
Loss on extinguishment of debt of unconsolidated entities	3,743		62		495
Total NOI from unconsolidated entities	$243,689	243,689	$212,755	212,755	$218,947	218,947
Interest expense		234,405		285,042		253,324
(Gain) loss on extinguishment of debt		1,179		(4,549)		(7,096)
Net (gain) loss on land held for divestiture activity		—		7,382		(6,480)
Net loss on disposition of partial interest in development project		20,298		—		—
Net gain on disposition of full or partial interest in rental properties		(30,281)		(496,092)		—
Net gain on change in control of interests		(230,660)		(2,762)		(8,351)
Impairment of consolidated real estate		277,095		421,361		30,660
Depreciation and amortization—Real Estate Groups		225,638		268,580		208,889
Amortization of mortgage procurement costs		8,518		8,375		10,966
Straight-line rent adjustment		(5,408)		(19,684)		(13,778)
Net operating income (non-GAAP)		$606,337		$532,920		$607,334

Net Operating Income by Product Type
Full Consolidation (dollars in thousands)

Year Ended December 31, 2014	11 Months Ended December 31, 2013	Year Ended January 31, 2013

NOI by Product Type	$665,759	NOI by Product Type	$623,720	NOI by Product Type	$668,210
Arena	40,510	Arena	31,511	Arena	(960)
Hotels	—	Hotels	1,391	Hotels	4,082
Non-outlot land sale	—	Non-outlot land sale	8,927	Casino land sale	36,484
Corporate Activities	(51,325)	Corporate Activities	(50,309)	Corporate Activities	(58,616)
Corporate Activities - REIT conversion and reorganization costs	(5,697)	Corporate Activities - REIT conversion and reorganization costs	—	Corporate Activities - REIT conversion and reorganization costs	—
Write-offs of abandoned development projects and demolition costs	(1,655)	Write-offs of abandoned development projects and demolition costs	(40,414)	Write-offs of abandoned development projects	(26,881)
Other (3)	(41,255)	Other (3)	(41,906)	Other (3)	(14,985)
Grand Total NOI	$606,337	Grand Total NOI	$532,920	Grand Total NOI	$607,334

(1)	Includes commercial and residential outlot land sales.

(2)	Includes limited-distribution subsidized senior housing.

(3)
Includes non-capitalizable development costs and unallocated management and service company overhead, net of tax credit income and a 2014 legal settlement at Heritage, an apartment community in San Diego, California.

Comparable NOI
In addition to NOI, we use comparable NOI as a metric to evaluate the performance of our multi-family, office and retail properties. This measure provides a same-store comparison of operating results of all stabilized properties that are open and operating in all periods presented. Write-offs of abandoned development projects, non-capitalizable development costs and unallocated management and service company overhead, net of tax credit income, are not directly attributable to an operating property and are considered non-comparable NOI. In addition, certain income and expense items at the property level, such as lease termination income, real estate tax assessments or rebates and participation payments as a result of refinancing transactions and NOI impacts of changes in ownership percentages, are excluded from comparable NOI and are included in non-comparable NOI. Other properties and activities such as Arena, hotels, subsidized senior housing, military housing, corporate activities and land sales are not evaluated on a comparable basis and the NOI from these properties and activities is considered non-comparable NOI.
Comparable NOI is an operating statistic defined as NOI from stabilized properties opened and operated in all periods presented, net of noncontrolling interests. Comparable NOI is useful because it measures the performance of the same properties on a period-to-period basis and is used to assess operating performance and resource allocation of the operating properties within our strategic business units. While property dispositions, acquisitions or other factors impact net earnings in the short term, we believe comparable NOI presents a more consistent view of the overall performance of our operating portfolio from period to period.
The following table presents the full years ended December 31, 2014 and 2013 to provide for increased comparability between years.
Reconciliation of Earnings (Loss) Before Income Taxes (GAAP) to Net Operating Income (non-GAAP) (in thousands)

	Year Ended		Year Ended
	December 31, 2014		December 31, 2013
Earnings (loss) before income taxes		$(138,136)		$(169,931)
Earnings from unconsolidated entities, including impairment	$86,908		$111,856
Net gain on land held for divestiture of unconsolidated entities	—		(3,168)
Gain on disposition of unconsolidated entities	(52,421)		(68,430)
Impairment of unconsolidated real estate	3,124		—
Depreciation and amortization of unconsolidated entities	92,140		78,599
Interest expense of unconsolidated entities	110,195		102,706
(Gain) loss on extinguishment of debt of unconsolidated entities	3,743		(756)
Total NOI from unconsolidated entities	$243,689	243,689	$220,807	220,807
Interest expense		234,405		309,379
(Gain) loss on extinguishment of debt		1,179		(4,839)
Net gain on land held for divestiture activity		—		(3,556)
Net loss on disposition of partial interest in development project		20,298		—
Net gain on disposition of full or partial interests in rental properties		(30,281)		(496,092)
Net gain on change in control of interests		(230,660)		(2,762)
Impairment of consolidated real estate		277,095		421,361
Depreciation and amortization—Real Estate Groups		225,638		291,109
Amortization of mortgage procurement costs		8,518		9,352
Straight-line rent adjustment		(5,408)		(21,216)
Net operating income (non-GAAP)		$606,337		$553,612

The following is a reconciliation of comparable NOI to total NOI.

	Net Operating Income (in thousands)
	Year Ended December 31, 2014			Year Ended December 31, 2013
Full Consolidation	Comparable	Non-Comparable	Total	Comparable	Non-Comparable	Total
Retail	$146,675	$33,121	$179,796	$143,014	$62,811	$205,825
Office	231,524	230	231,754	217,808	15,357	233,165
Apartments	157,562	(1,122)	156,440	151,024	3,519	154,543
Arena	—	40,510	40,510	—	33,378	33,378
Subsidized Senior Housing	—	16,425	16,425	—	16,505	16,505
Military Housing	—	23,486	23,486	—	23,768	23,768
Hotels	—	—	—	—	1,693	1,693
Land Sales	—	378	378	—	9,626	9,626
Write-offs of abandoned development projects and demolition costs	—	(1,655)	(1,655)	—	(53,234)	(53,234)
Other	—	(41,255)	(41,255)	—	(48,649)	(48,649)

Total Rental Properties	$535,761	$70,118	$605,879	$511,846	$64,774	$576,620

Land Development Group	$—	$57,480	$57,480	$—	$30,437	$30,437
Corporate Activities	$—	$(57,022)	$(57,022)	$—	$(53,445)	$(53,445)

Grand Total	$535,761	$70,576	$606,337	$511,846	$41,766	$553,612

	Years Ended
	December 31, 2014	December 31, 2013	% Change
Comparable NOI (net of Noncontrolling Interests (“NCI”))	(in thousands)
Retail Comparable NOI	$146,675	$143,014
NOI attributable to NCI	—	—
Subtotal Retail	146,675	143,014	2.6%

Office Comparable NOI	231,524	217,808
NOI attributable to NCI	(9,281)	(9,396)
Subtotal Office	222,243	208,412	6.6%

Apartments Comparable NOI	157,562	151,024
NOI attributable to NCI	(2,260)	(2,143)
Subtotal Apartments	155,302	148,881	4.3%

Grand Total Comparable NOI (net of NCI)	$524,220	$500,307	4.8%
FFO
We believe Funds From Operations (“FFO”), along with net earnings, provides additional information about our core operations. While property dispositions, acquisitions or other factors impact net earnings in the short-term, we believe FFO presents a more consistent view of the overall financial performance of our business from period-to-period since the core of our business is the recurring operations of our portfolio of real estate assets. FFO is used by the chief operating decision maker and management to assess operating performance and resource allocations by strategic business unit and on a consolidated basis.
The majority of our peers in the publicly traded real estate industry are REITs and report operations using FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”). Although we are not a REIT, management believes it is important to publish this measure to allow for easier comparison of our performance to our peers. The major difference between us and our REIT peers is that we are a taxable entity and any taxable income we generate could result in payment of federal or state income taxes. Our REIT peers typically do not pay federal or state income taxes on their qualified REIT investments, but distribute a significant portion of their taxable income to shareholders. Due to our effective tax management policies, we have not historically been a significant payer of income taxes. This has allowed us to retain our internally generated cash flows but has also resulted in large expenses for deferred taxes as required by GAAP.
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

The table below reconciles net earnings (loss), the most comparable GAAP measure, to FFO, a non-GAAP measure.

	Year Ended	11 Months Ended	Year Ended
	December 31, 2014	December 31, 2013	January 31, 2013
	(in thousands)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(7,595)	$(5,307)	$36,425
Depreciation and Amortization—Real Estate Groups (2)	296,382	335,597	301,437
Gain on disposition of full or partial interests in rental properties	(110,717)	(600,393)	(151,001)
Impairment of depreciable rental properties	278,222	95,372	35,304
Income tax expense (benefit) adjustments — current and deferred (3)
Gain on disposition of full or partial interests in rental properties	44,988	233,980	58,935
Impairment of depreciable rental properties	(106,691)	(36,988)	(13,692)
FFO	$394,589	$22,261	$267,408

FFO Per Share - Diluted
Numerator (in thousands):
FFO	$394,589	$22,261	$267,408
If-Converted Method (adjustments for interest, net of tax):
3.625% Notes due 2014	—	—	4,438
5.000% Notes due 2016	1,530	—	1,530
4.250% Notes due 2018	9,106	—	9,107
3.625% Notes due 2020	6,657	—	—
FFO for per share data	$411,882	$22,261	$282,483
Denominator:
Weighted average shares outstanding—Basic	198,480,783	193,465,572	172,621,723
Effect of stock options, restricted stock and performance shares	1,747,484	1,584,402	1,081,949
Effect of convertible preferred stock	—	88,637	11,414,398
Effect of convertible debt	32,138,215	—	33,499,503
Effect of convertible Class A Common Units	3,261,070	3,646,755	3,646,755
Weighted average shares outstanding - Diluted (1)	235,627,552	198,785,366	222,264,328
FFO Per Share	$1.75	$0.11	$1.27

(1)
For the 11 months ended December 31, 2013, weighted-average shares issuable upon the conversion of convertible debt of 30,111,952 were not included in the computation of diluted FFO per share because their effect is anti-dilutive under the if-converted method. As a result, an adjustment to FFO for interest expense of $14,019,000 related to these securities is not required.

(2)	The following table provides detail of depreciation and amortization:

	Year Ended	11 Months Ended	Year Ended
	December 31, 2014	December 31, 2013	January 31, 2013
	(in thousands)
Full Consolidation	$230,466	$273,054	$212,254
Non-Real Estate	(4,828)	(4,474)	(3,365)
Real Estate Groups Full Consolidation	225,638	268,580	208,889
Real Estate Groups related to noncontrolling interest	(19,165)	(17,683)	(8,757)
Real Estate Groups Unconsolidated	88,923	71,769	77,834
Real Estate Groups Discontinued Operations	986	12,931	23,471
Real Estate Groups at our Proportional Share	$296,382	$335,597	$301,437

(3)	The following table provides detail of income tax expense (benefit):

	Year Ended	11 Months Ended	Year Ended
	December 31, 2014	December 31, 2013	January 31, 2013
	(in thousands)
Income tax expense (benefit) on FFO
Operating Earnings:
Current taxes	$(49,150)	$(75,284)	$(59,439)
Deferred taxes	105,739	(120,579)	46,824
Total income tax expense (benefit) on FFO	56,589	(195,863)	(12,615)

Income tax expense (benefit) on non-FFO
Disposition of full or partial interests in rental properties:
Current taxes	$59,111	$81,925	$62,595
Deferred taxes	(14,123)	152,055	(3,660)
Disposition of full or partial interests in rental properties	44,988	233,980	58,935

Impairment of depreciable rental properties
Deferred taxes	$(106,691)	$(36,988)	$(13,692)
Total income tax expense (benefit) on non-FFO	(61,703)	196,992	45,243
Grand Total	$(5,114)	$1,129	$32,628

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

The table below reconciles FFO to Operating FFO.

	Year Ended	11 Months Ended	Year Ended
	December 31, 2014	December 31, 2013	January 31, 2013
	(in thousands)
FFO	$394,589	$22,261	$267,408
Net loss on land held for divestiture activity	—	5,324	33,463
Impairment of non-depreciable real estate	1,736	339,793	—
Write-offs of abandoned development projects and demolition costs	1,655	40,401	26,575
Tax credit income	(5,803)	(21,580)	(22,317)
(Gain) loss on extinguishment of debt	5,322	(4,451)	(6,740)
Change in fair market value of nondesignated hedges	1,964	4,055	(12,823)
Net gain on change in control of interests	(230,660)	(2,762)	(4,064)
Straight-line rent adjustments	(5,329)	(20,489)	(15,159)
Participation payments	2,544	2,801	1,716
Non-outlot land sales	—	(8,927)	(36,484)
Net loss on disposition of partial interest in development project	16,919	—	—
REIT conversion and reorganization costs	5,697	—	—
Nets Pre-tax FFO	3,181	2,802	4,672
Income tax expense (benefit) on FFO	56,589	(195,863)	(12,615)
Operating FFO	$248,404	$163,365	$223,632

Operating FFO Per Share - Diluted
Numerator (in thousands):
Operating FFO	$248,404	$163,365	$223,632
If-Converted Method (adjustments for interest, pre-tax):
3.625% Notes due 2014	—	2,083	7,250
5.000% Notes due 2016	2,500	2,292	2,500
4.250% Notes due 2018	14,875	13,635	14,877
3.625% Notes due 2020	10,875	4,891	—
Operating FFO for per share data	$276,654	$186,266	$248,259

Denominator
Weighted average shares outstanding - Diluted (1)	235,627,552	228,897,318	222,264,328
Operating FFO Per Share	$1.17	$0.81	$1.12

(1)
Includes dilutive securities of 30,111,952 for the 11 months ended December 31, 2013, for the computation of Operating FFO per share because their effect is dilutive under the if-converted method, which securities were not included in the computation of diluted FFO per share because their effect was anti-dilutive.

Commercial Group
Comparable leased occupancy is 92.5% and 95.0% for retail and office, respectively, as of December 31, 2014 compared with 91.8% and 94.1%, respectively, as of December 31, 2013. Leased occupancy percentage is calculated by dividing the sum of the total tenant occupied space under the lease and vacant space under lease by total gross leasable area (“GLA”). Retail and office occupancy as of December 31, 2014 and 2013 represents lease occupancy at the end of the quarter. Occupancy data includes leases with original terms of one year or less. Comparable occupancy relates to stabilized properties opened and operated in both the years ended December 31, 2014 and 2013.
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
Regional Malls

Calendar Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q1 2014	32	114,132	$52.60	$42.93	22.5%
Q2 2014	60	152,130	$82.45	$63.13	30.6%
Q3 2014	45	128,871	$50.33	$41.58	21.0%
Q4 2014	31	115,496	$59.57	$47.42	25.6%
Total	168	510,629	$63.02	$49.68	26.9%

Specialty Retail Centers

Calendar Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q1 2014	2	8,994	$34.14	$35.37	(3.5)%
Q2 2014	18	120,433	$50.68	$44.01	15.2%
Q3 2014	4	9,169	$32.40	$30.36	6.7%
Q4 2014	3	23,198	$52.55	$50.48	4.1%
Total	27	161,794	$49.05	$43.79	12.0%

Office Buildings
The following table represents those new leases and GLA signed on the same space in which there was a former tenant and existing tenant renewals along with all other new leases signed within the rolling 12-month period.

	Same-Space Leases					Other New Leases
Calendar Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Total GLA Signed
Q1 2014	19	190,669	$47.26	$43.21	9.4%	4	11,324	$20.82	201,993
Q2 2014	20	189,441	$26.64	$23.89	11.5%	5	40,891	$24.94	230,332
Q3 2014	14	136,474	$55.11	$55.63	(0.9)%	3	21,513	$21.18	157,987
Q4 2014	38	450,848	$40.31	$38.36	5.1%	5	44,432	$36.26	495,280
Total	91	967,432	$41.39	$39.25	5.5%	17	118,160	$28.12	1,085,592

(1)
Retail and Office contractual rent per square foot includes base rent and fixed additional charges for common area maintenance and real estate taxes as of rental commencement. Retail contractual rent per square foot also includes fixed additional marketing/promotional charges. For all expiring leases, contractual rent per square foot includes any applicable escalations.

Residential Group
Comparable economic occupancy for the Residential Group is 94.8% and 94.5% for the years ended December 31, 2014 and 2013, respectively. Economic residential occupancy is calculated by dividing gross potential rent (“GPR”) less vacancy by GPR. GPR is calculated based on actual rents per lease agreements for occupied apartment units and at market rents for vacant apartment units. Market rental rates are determined using a variety of factors which include availability of specific apartment unit types (one bedroom, two bedroom, etc.), seasonality factors and rents offered by competitive properties for similar apartment types in the same geographic market. Comparable economic occupancy relates to stabilized properties that operated in both the years ended December 31, 2014 and 2013.
The following tables present leasing information of our apartment communities. Prior period amounts may differ from data as reported in previous quarters since the properties qualifying as comparable change from period to period.
Quarterly Comparison

		Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
Comparable Apartment	Leasable Units	Three Months Ended December 31,			Three Months Ended December 31,
Communities (1)	at Pro-Rata % (3)	2014	2013	% Change	2014	2013	% Change
Core Markets	7,886	$1,866	$1,827	2.1%	95.4%	94.9%	0.5%
Non-Core Markets	8,052	$876	$858	2.1%	94.2%	92.9%	1.3%
Total Comparable Apartments	15,938	$1,366	$1,337	2.2%	95.0%	94.3%	0.7%

Year-to-Date Comparison

		Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
Comparable Apartment	Leasable Units	Years Ended December 31,			Years Ended December 31,
Communities (1)	at Pro-Rata % (3)	2014	2013	% Change	2014	2013	% Change
Core Markets	7,780	$1,853	$1,794	3.3%	95.5%	95.1%	0.4%
Non-Core Markets	8,052	$868	$847	2.5%	93.5%	93.3%	0.2%
Total Comparable Apartments	15,832	$1,352	$1,312	3.0%	94.8%	94.5%	0.3%

Sequential Comparison

		Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
		Three Months Ended			Three Months Ended
Comparable Apartment	Leasable Units	December 31,	September 30,		December 31,	September 30,
Communities (1)	at Pro-Rata % (3)	2014	2014	% Change	2014	2014	% Change
Core Markets	8,170	$1,866	$1,861	0.3%	95.3%	95.7%	(0.4)%
Non-Core Markets	8,052	$876	$873	0.3%	94.2%	94.4%	(0.2)%
Total Comparable Apartments	16,222	$1,374	$1,371	0.2%	95.0%	95.3%	(0.3)%

(1)
Includes stabilized apartment communities completely opened and operated in the periods presented. These apartment communities include units leased at affordable apartment rates which provide a discount from average market rental rates. For the three months ended December 31, 2014, 18.2% of leasable units in core markets and 4.0% of leasable units in non-core markets were affordable housing units. Excludes all military and limited-distribution subsidized senior housing units.

(2)	Represents gross potential rent less concessions.

(3)	Leasable units at pro-rata represent our share of comparable leasable units at the apartment community.
Military Housing Fee Revenues – Property management, management incentive and asset management fees of $20,275,000, $17,372,000 and $18,203,000 were recognized during the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013, respectively.
Development and development incentive fees of $10,563,000, $28,933,000 and $39,475,000 were recognized during the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013, respectively.
Construction and incentive fees of $497,000, $585,000 and $1,264,000 were recognized during the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013, respectively.

Segment Operating Results
The following tables present revenues, operating expenses, interest expense and equity in earnings by segment for the year ended December 31, 2014 compared with the year ended December 31, 2013. The amounts for 2013 include the full twelve months of activity which is unaudited instead of the 11 months included in our audited Financial Statements for our transition year to a calendar year-end. We have presented this way to improve comparability of results. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Commercial Group	Residential Group	Arena	Land Development Group	Total
Revenues for the year ended December 31, 2013	$647,626	$268,157	$111,458	$55,214	$1,082,455
Increase (decrease) due to:
Comparable portfolio	8,294	4,453	—	—	12,747
Non-comparable properties (1)	6,006	9,059	5,237	—	20,302
Change in accounting method due to partial sale or acquisition	(109,554)	10,605	—	—	(98,949)
Recently disposed properties	(783)	(584)	—	—	(1,367)
Land sales	(18,321)	(1,800)	—	17,299	(2,822)
Military housing	—	(21,826)	—	—	(21,826)
Other	(15,781)	(12,055)	—	3,348	(24,488)
Revenues for the year ended December 31, 2014	$517,487	$256,009	$116,695	$75,861	$966,052

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Operating expenses for the year ended December 31, 2013	$48,376	$367,769	$195,014	$77,718	$36,869	$725,746
Increase (decrease) due to:
Comparable portfolio	—	739	2,838	—	—	3,577
Non-comparable properties (1)	—	(1,723)	5,752	(1,622)	—	2,407
Change in accounting method due to partial sale or acquisition	—	(37,914)	5,551	—	—	(32,363)
Recently disposed properties	—	(993)	(361)	—	—	(1,354)
Land cost of sales	—	(9,051)	(1,709)	—	(3,071)	(13,831)
Military housing	—	—	(21,357)	—	—	(21,357)
REIT conversion and reorganization costs	5,697	—	—	—	—	5,697
Development, management, Corporate and other expenses	(2,957)	(18,704)	(11,256)	—	(1,312)	(34,229)
Operating expenses for the year ended December 31, 2014	$51,116	$300,123	$174,472	$76,096	$32,486	$634,293

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Interest expense for the year ended December 31, 2013	$55,987	$183,698	$32,933	$37,294	$(533)	$309,379
Increase (decrease) due to:
Comparable portfolio	—	(9,869)	(3,429)	—	—	(13,298)
Non-comparable properties (1)	—	(411)	1,975	2,935	—	4,499
Change in accounting method due to partial sale or acquisition	—	(41,954)	4,061	—	—	(37,893)
Recently disposed properties	—	(222)	(157)	—	—	(379)
Capitalized interest	—	(1,230)	(4,466)	—	46	(5,650)
Mark-to-market adjustments on non-designated swaps	(256)	(48)	(2,163)	—	(545)	(3,012)
Corporate borrowings	(18,088)	—	—	—	—	(18,088)
Other	—	(449)	(646)	—	(58)	(1,153)
Interest expense for the year ended December 31, 2014	$37,643	$129,515	$28,108	$40,229	$(1,090)	$234,405

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Equity in earnings (loss) for the year ended December 31, 2013	$(2,217)	$92,169	$20,056	$—	$(1,320)	$108,688
Increase (decrease) due to:
Comparable portfolio	—	(3,956)	74	—	—	(3,882)
Recently disposed equity method properties	—	(1,762)	(1,539)	—	—	(3,301)
Recently opened equity method properties	—	—	(3,831)	—	—	(3,831)
Change in accounting method due to partial sale or acquisition	—	6,582	2,490	—	—	9,072
Current year gain on disposition	—	25,279	27,142	—	—	52,421
Prior year gain on disposition	—	(68,430)	—	—	—	(68,430)
Military housing	—	—	206	—	—	206
Subsidized senior housing	—	—	(243)	—	—	(243)
Other	(964)	1,536	(2,830)	—	1,590	(668)
Equity in earnings (loss) for the year ended December 31, 2014	$(3,181)	$51,418	$41,525	$—	$270	$90,032

(1)
The following table presents the increases (decreases) in revenues, operating expenses and interest expense for Commercial and Residential properties in lease-up and other consolidated non-comparable properties:

		Years Ended December 31, 2014 vs. 2013
Property	Quarter Opened	Revenues	Operating Expenses	Interest Expense
Commercial:
Properties in lease-up:
The Yards - Boilermaker Shops	Q4-12	$394	$54	$—
The Yards - Lumbershed	Q3-13	1,098	431	316
Westchester’s Ridge Hill	Q2-11/12	4,903	(2,127)	(363)
Non-comparable property:
Ballston Common		(389)	(81)	(364)
Total Commercial		$6,006	$(1,723)	$(411)
Residential:
Properties in lease-up:
1111 Stratford	Q3-13/Q1-14	$1,351	$1,282	$397
2175 Market Street	Q4-14	223	430	100
Aster Conservatory Green	Q3-13/14	2,839	1,241	628
The Continental	Q1-13	2,186	(9)	295
The Yards - Twelve12	Q2-14	1,488	1,872	811
Winchester Lofts	Q4-14	15	187	135
Non-comparable property:
Heritage		957	749	(391)
Total Residential		$9,059	$5,752	$1,975
Commercial Group:
The decreases in revenues, operating expenses, interest expense and the increase to equity in earnings related to the change in accounting method are primarily due to the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner in seven of our consolidated regional retail malls in 2013. The decreases in revenues and operating expenses for other are primarily due to a decrease in tenant reimbursable expenses at several properties in the Greater New York City metropolitan area and third party management fees and the expenditures associated with third party management and consulting fee arrangements. Additionally, the decrease in operating expenses for other is due to less development costs being expensed in 2014 compared with 2013 due to the increased amount of projects under active development. The decrease in interest expense for the comparable portfolio is primarily due to the paydown of several nonrecourse mortgage notes.
Ballston Common, a regional mall in Arlington, Virginia, is classified as a non-comparable property due to its upcoming planned renovation project.
Residential Group:
The increases in revenues, operating expenses, interest expense and equity in earnings related to the change in accounting method are due to the change from equity method to full consolidation of accounting for The Uptown (Q2-2013) and 91 Sidney (Q1-2014), apartment communities in Oakland, California and Cambridge, Massachusetts, respectively, upon acquisition of our partners’ remaining ownership interests. The decreases in revenues and operating expenses for other are primarily due to third party management fees and the expenditures associated with third party management and consulting fee arrangements.
Heritage is classified as a non-comparable property due to its recently completed renovation project resulting in a significant number of units being off-line.
Corporate Activities:
The decrease in operating expenses is primarily due to a partial recovery of a legal settlement paid in a prior period. The decrease in interest expense is due to the redemptions of our Senior Notes due 2015, 2017 and 2034 and the exchanges of our Senior Notes due 2014 for Class A common stock, which is partially offset by the issuance of our Senior Notes due 2020 during 2013.

The following tables present revenues, operating expenses, interest expense and equity in earnings by segment for the 11 months ended December 31, 2013 compared with the 11 months ended December 31, 2012. We presented 2012 as an 11-month period to improve comparability to the 2013 audited transition period. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Commercial Group	Residential Group	Arena	Land Development Group	Total
Revenues for the 11 months ended December 31, 2012	$626,098	$246,031	$41,427	$49,769	$963,325
Increase (decrease) due to:
Comparable portfolio	7,663	5,294	—	—	12,957
Non-comparable properties (1)	14,242	1,578	63,105	—	78,925
Change in accounting method due to partial sale or acquisition	(47,663)	7,963	—	—	(39,700)
Land sales	(23,829)	1,950	—	370	(21,509)
Military housing	—	(7,424)	—	—	(7,424)
Other	17,203	(5,715)	—	210	11,698
Revenues for the 11 months ended December 31, 2013	$593,714	$249,677	$104,532	$50,349	$998,272

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Operating expenses for the 11 months ended December 31, 2012	$49,094	$293,332	$168,668	$44,116	$44,924	$600,134
Increase (decrease) due to:
Comparable portfolio	—	15,065	3,675	—	—	18,740
Non-comparable properties (1)	—	5,538	2,751	28,543	—	36,832
Change in accounting method due to partial sale or acquisition	—	(15,693)	3,293	—	—	(12,400)
Land cost of sales	—	5,714	1,726	—	(1,535)	5,905
Military housing	—	—	(2,538)	—	—	(2,538)
Development, management, Corporate and other expenses	(4,073)	31,040	1,830	—	(9,652)	19,145
Operating expenses for the 11 months ended December 31, 2013	$45,021	$334,996	$179,405	$72,659	$33,737	$665,818

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Interest expense for the 11 months ended December 31, 2012	$56,065	$153,944	$18,154	$(3,196)	$4,013	$228,980
Increase (decrease) due to:
Comparable portfolio	—	(5,846)	(570)	—	—	(6,416)
Non-comparable properties (1)	—	5,272	1,235	24,540	—	31,047
Change in accounting method due to partial sale or acquisition	—	(11,972)	6,047	—	—	(5,925)
Capitalized interest	—	28,231	(4,491)	12,876	274	36,890
Mark-to-market adjustments on non-designated swaps	(148)	(249)	12,213	—	—	11,816
Corporate borrowings	(5,240)	—	—	—	—	(5,240)
Other	—	(1,324)	(179)	—	(4,607)	(6,110)
Interest expense for the 11 months ended December 31, 2013	$50,677	$168,056	$32,409	$34,220	$(320)	$285,042

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Equity in earnings (loss) for the 11 months ended December 31, 2012	$(5,256)	$41,548	$47,731	$—	$910	$84,933
Increase (decrease) due to:
Comparable portfolio	—	873	3,644	—	—	4,517
Recently disposed equity method properties	—	(1,154)	5,019	—	—	3,865
Recently opened equity method properties	—	—	1,662		—	1,662
Change in accounting method due to partial sale or acquisition	—	5,529	3,992	—	—	9,521
Current year gain on disposition	—	68,430	—	—	—	68,430
Prior year gain on disposition	—	(16,107)	(34,959)		—	(51,066)
Military housing	—	—	(997)	—	—	(997)
Subsidized senior housing	—	—	(4,786)	—	—	(4,786)
Other	2,454	(7,979)	(589)	—	(2,140)	(8,254)
Equity in earnings (loss) for the 11 months ended December 31, 2013	$(2,802)	$91,140	$20,717	$—	$(1,230)	$107,825

(1)
The following table presents the increases (decreases) in revenues, operating expenses and interest expense for Commercial and Residential properties in lease-up and other consolidated non-comparable properties:

		11 Months Ended December 31, 2013 vs. 2012
Property	Quarter Opened	Revenues	Operating Expenses	Interest Expense
Commercial:
Properties in lease-up:
Johns Hopkins Parking Garage	Q4-12	$2,393	$714	$119
The Yards - Boilermaker Shops	Q4-12	725	645	569
The Yards - Lumbershed	Q3-13	205	67	82
Westchester’s Ridge Hill	Q2-11/12	11,159	3,874	5,816
Non-comparable property:
Ballston Common		(240)	238	(1,314)
Total Commercial		$14,242	$5,538	$5,272
Residential:
Properties in lease-up:
1111 Stratford	Q3-13/Q1-14	$38	$251	$40
Aster Conservatory Green	Q3-13/14	151	443	19
The Aster Town Center	Q1-12/Q2-12	616	53	182
Botanica Eastbridge	Q3-12	1,301	508	333
Foundry Lofts	Q4-11	938	95	(41)
The Continental	Q1-13	997	1,735	1,090
Non-comparable property:
Heritage		(2,463)	(334)	(388)
Total Residential		$1,578	$2,751	$1,235
Commercial Group:
The decreases in revenues, operating expenses, interest expense and the increase in equity in earnings related to the change in accounting method are primarily due to the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner in seven of our consolidated regional retail malls in 2013. The increase in revenues for other is primarily due to 2013 lease termination fee income at One MetroTech Center, an office building in Brooklyn, New York, an increase in third party management and consulting fee income and an increase in tenant reimbursable expenses at several properties in the Greater New York City metropolitan area. The increase in operating expenses for other is primarily due to more development costs being expensed in 2013 compared with 2012 due to the reduced amount of our projects under development, an increase in tenant reimbursable expenses at several properties in the Greater New York City metropolitan area and an increase in third party management and consulting fee arrangements. The increase in interest expense related to capitalized interest is due to the reduced amount of our projects under development in 2013 compared with 2012.
Ballston Common is classified as a non-comparable property due to its upcoming planned renovation project.
Residential Group:
The increases in revenues, operating expenses, interest expense and equity in earnings related to the change in accounting method are due to the change from equity method to full consolidation of accounting for The Uptown, an apartment community in Oakland, California, upon acquisition of our partner’s remaining ownership interest. The decrease in revenues for other is primarily due to third party and consulting fee arrangements.
Heritage is classified as a non-comparable property due to its ongoing renovation project resulting in a significant number of units being off-line.
Land Development Group:
The decrease in operating expenses and interest expense for other is primarily due to lower general and administrative expenses and reduced interest allocations as a result of the land divestiture efforts in 2012. The decrease in equity in earnings is primarily related to deferred revenue recognition in 2012 at Central Station, a mixed-use land development project in downtown Chicago, Illinois, upon the sale of the underlying land.
Corporate Activities:
The decrease in interest expense is due to the redemptions of our Senior Notes due 2015, 2017 and 2034 and the exchanges of our Senior Notes due 2014 for Class A common stock, which is partially offset by the issuance of our Senior Notes due 2020 during 2013.

Depreciation and Amortization
Depreciation and amortization expense was $230,466,000, $273,054,000 and $212,254,000 for the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013, respectively. The decrease for the year ended December 31, 2014 compared with the 11 months ended December 31, 2013 is primarily attributable to accelerated depreciation expense of $45,500,000 related to Ten MetroTech Center, an office building in Brooklyn, New York, based on the decision to demolish the building to clear the land for its redevelopment or sale during 2013 and the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner in seven regional retail malls during 2013. These decreases were partially offset by the change from equity method of accounting to full consolidation upon the acquisition of our partners’ interest in two apartment communities during 2013 and 2014 and the result of reporting 11 months of depreciation and amortization expense in 2013 compared with a year in 2014.
The increase for the 11 months ended December 31, 2013 compared with the year ended January 31, 2013 is primarily attributable to accelerated depreciation expense of $45,500,000 related to Ten MetroTech Center during 2013. In addition, the increase is attributable to new property openings, primarily Barclays Center of $24,342,000 and Westchester’s Ridge Hill of $7,001,000. The remaining decrease is primarily the result of reporting 11 months of depreciation and amortization expense in 2013 compared with a year in 2012.
Write-Offs of Abandoned Development Projects and Demolition Costs
See Note P – Write-Offs of Abandoned Development Projects and Demolition Costs in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for detailed information.
Impairment of Real Estate and Impairment of Unconsolidated Entities
See Note Q – Impairment of Real Estate and Impairment of Unconsolidated Entities in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for detailed information.
Interest and Other Income
Interest and other income was $42,780,000, $52,283,000 and $45,545,000 for the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013, respectively. The decrease for the year ended December 31, 2014 compared with the 11 months ended December 31, 2013 is primarily related to the reimbursement of a partner’s historic tax credit allocation resulting in a reversal of tax credit income recognized to date on the individual credit, the 2013 sale of our fiber optics network at University Park in Cambridge, Massachusetts, partially offset by income recognized related to a legal settlement at Heritage. The increase for the 11 months ended December 31, 2013 compared with the year ended January 31, 2013 is primarily related to the 2013 sale of our fiber optics network at University Park, partially offset by a decrease in the income recognition on the sale of state and federal historic preservation tax credits, Brownfield tax credits and new market tax credits.
Net Loss on Disposition of Partial Interest in Development Project
See Note S – Net Loss on Disposition of Partial Interest in Development Project in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Net Gain on Disposition of Full or Partial Interest in Rental Properties
See Note T – Net Gain on Disposition of Full or Partial Interest in Rental Properties in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Net Gain on Change in Control of Interests
See Note U – Net Gain on Change in Control of Interests in the Notes to Consolidated Financial Statements in Item 8 of this Form 10‑K for additional information.
Amortization of Mortgage Procurement Costs
Amortization of mortgage procurement costs was $8,518,000, $8,375,000 and $10,966,000 for the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013, respectively. The decrease for the 11 months ended December 31, 2013 compared with the year ended January 31, 2013 is primarily related to one less month of activity in the transition period combined with the overall reduction in nonrecourse mortgages through our deleveraging efforts.
Gain (Loss) on Extinguishment of Debt
See Note V – Gain (Loss) on Extinguishment of Debt in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Discontinued Operations
See Note X – Discontinued Operations and Gain (Loss) on Disposition of Rental Properties in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Net Earnings (Loss) Attributable to Forest City Enterprises, Inc. – Net loss attributable to Forest City Enterprises, Inc. for the year ended December 31, 2014 was $7,595,000 versus $20,337,000 for the year ended December 31, 2013. Although we have substantial recurring revenue sources, significant transactions often create substantial variances in operating results between periods.The variance to the prior year period is primarily attributable to the following fluctuations, which are pre-tax and net of noncontrolling interests:
Asset Dispositions - $(544,185,000)

•	$(489,265,000) related to 2013 net gains on disposition of full or partial interest in rental properties and unconsolidated investments exceeding 2014 gains;

•	$(36,085,000) related to a combined fluctuation in revenues, operating expenses and interest expense at properties in which we disposed of our full or partial interest during 2013 and 2014;

•	$20,230,000 related to increased sales in our Land Development Group in 2014 compared with 2013, primarily at our Stapleton project;

•	$(16,919,000) related to the net loss on partial disposition of our interest in Pacific Park Brooklyn, related to the formation of a new joint venture with Greenland in 2014;

•	$(12,032,000) related to the 2013 net gain on land held for divestiture activities for fully consolidated land projects and land projects accounted for under the equity method of accounting; and

•	$(10,114,000) related to decreased commercial and residential outlot land sales in 2014 compared with 2013.
Financing Transactions - $15,703,000

•
$18,088,000 related to a decrease in interest expense on our corporate debt due to the redemptions of our Senior Notes due 2015, 2017 and 2034 and the exchanges of our Senior Notes due 2014 for Class A common stock, which were partially offset by the issuance of our Senior Notes due 2020 during 2013;

•	$(10,881,000) related to decreased gains on extinguishment of debt in 2014 compared with 2013;

•
$5,657,000 related to a decrease in interest expense in 2014 compared with 2013 due to increased capitalized interest on our projects under construction and development as we increased our construction pipeline; and

•	$2,839,000 related to the change in fair market value of certain derivatives not qualifying for hedge accounting between the comparable periods, which was marked to market through interest expense.
Non-Cash Transactions - $500,612,000

•
$227,898,000 related an increase in net gain on change in control of interests in 2014 primarily related to the remeasurement of our equity interest in Bayside Village, an apartment community in San Francisco, California, at fair value upon our partner’s transfer of ownership to an unrelated third party and the acquisition of our partner’s interest in Boulevard Mall, a regional mall in Amherst, New York;

•	$155,207,000 related to decreased impairment of real estate (including discontinued operations) in 2014 compared with 2013;

•
$65,941,000 related to a decrease in depreciation and amortization expense in 2014 compared with 2013 primarily due to accelerated depreciation expense at Ten MetroTech Center in 2013, the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner in seven regional retail malls in 2013 and the disposition of several rental properties during 2013 and 2014. These decreases were partially offset by the change from equity method of accounting to full consolidation method upon the acquisition of our partners’ interest in two apartment communities; and

•	$51,566,000 related to decreased write-offs of abandoned development projects and demolition costs in 2014 compared with 2013.
Operations - $23,881,000

•	$24,946,000 related to a combined fluctuation in revenues, operating expenses and interest expense at properties in our comparable portfolio in 2014 compared with 2013;

•
$(11,016,000) related to a decrease in interest and other income, which is primarily related to the 2014 reimbursement of a partner’s tax credit allocation resulting in a reversal of tax credit income recognized on the individual credit and the 2013 sale of our fiber optics network at University Park, partially offset by income recognized in 2014 related to a legal settlement at Heritage;

•	$6,617,000 related to a combined fluctuation in revenues, operating expenses and interest expense at properties in lease-up as of December 31, 2014; and

•	$3,334,000 related to a combined fluctuation in revenues, operating expenses and interest expense at Barclays Center in 2014 compared with 2013.

Income Taxes

•
$5,779,000 due to decreased income tax expense attributable to both continuing and discontinued operations primarily related to the fluctuations in pre-tax earnings (loss) including gains included in discontinued operations. These fluctuations are primarily due to the various transactions discussed herein.

Net loss attributable to Forest City Enterprises, Inc. for the 11 months ended December 31, 2013 was $5,307,000 versus net earnings of $51,455,000 for the 11 months ended December 31, 2012. The variance to the prior year period is primarily attributable to the following fluctuations, which are pre-tax and net of noncontrolling interests:
Asset Dispositions - $435,826,000

•	$448,980,000 related to 2013 gains on disposition of full or partial interest in rental properties and unconsolidated investments exceeding 2012 gains;

•
$45,493,000 related to a decrease in the net loss on land held for divestiture activities for fully consolidated land projects and land projects accounted for under the equity method of accounting in 2013 compared with 2012;

•	$(29,904,000) related to decreased commercial outlot land sales in 2013 compared with 2012; and

•	$(28,743,000) related to a combined fluctuation in revenues, operating expenses and interest expense at properties in which we disposed of our full or partial interest during 2012 and 2013.
Financing Transactions - $(44,229,000)

•
$(37,303,000) related to an increase in interest expense in 2013 compared with 2012 due to reduced capitalized interest on our projects under construction and development as we reduced our construction pipeline;

•
$(12,166,000) related to the change in fair market value of certain derivatives not qualifying for hedge accounting between the comparable periods, which was marked to market through interest expense; and

•	$5,240,000 related to a decrease in interest expense on our corporate debt primarily due to decreased senior note indebtedness.
Non-Cash Transactions - $(488,850,000)

•	$(399,861,000) related to increased impairment of real estate (including discontinued operations) in 2013 compared with 2012;

•
$(62,342,000) related to an increase in depreciation and amortization expense in 2013 compared with 2012 primarily due to accelerated depreciation expense at Ten MetroTech Center in 2013 and several large property openings in 2012 and 2011; and

•	$(26,647,000) related to increased write-offs of abandoned development projects and demolition costs in 2013 compared with 2012.
Operations - $15,584,000

•	$7,181,000 related to a combined fluctuation in revenues, operating expenses and interest expense at Barclays Center in 2013 compared with 2012;

•	$4,643,000 related to a combined fluctuation in revenues, operating expenses and interest expense at properties in lease-up as of December 31, 2013; and

•	$3,760,000 related to a combined fluctuation in revenues, operating expenses and interest expense at properties in our comparable portfolio in 2013 compared with 2012.
Income Taxes

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
In addition, our capital strategy includes potentially entering into equity joint ventures to provide capital through the sales of partial interests of operating properties or to reduce our equity requirements and development risk on development opportunities. Entering into joint ventures could result in us granting joint control or losing control of the asset and, accordingly, the asset would no longer be consolidated. Upon deconsolidation, our investment balance in the joint venture would be compared to estimated fair value and recorded at the lesser of fair value or book value. Additionally, evaluation for other than temporary impairment on a quarterly basis would be required. This could result in future impairments, some of which could be significant, that would not otherwise be required if the real estate asset remained consolidated.
On June 30, 2014, we entered into a joint venture with Greenland Atlantic Yards, LLC, a subsidiary of Shanghai-based Greenland Holding Group Company Limited (“Greenland”), to develop Pacific Park Brooklyn, a 22 acre mixed-use project in Brooklyn, New York. Under the joint venture, Greenland acquired 70% of the project and will co-develop the project with us, along with sharing in the entire project costs going forward in proportion to ownership interests. During 2014, we received $208,275,000 of cash, net of transaction costs, related to the transaction. The joint venture will execute on the remaining development rights, including the infrastructure and vertical construction of the residential units, but excludes Barclays Center and the under construction B2 BKLYN apartment community. Consistent with the approved master plan, the joint venture will develop the remaining portion of Phase I and all of Phase II of the project, including the permanent rail yard. The remaining portion of Phase I that will be developed by the joint venture is comprised of seven buildings totaling approximately 3.1 million square feet. Phase II consists of seven buildings totaling approximately 3.3 million square feet.
On June 27, 2014, the City of New York and State of New York entities revised certain project requirements of Pacific Park Brooklyn with the goal of accelerating the construction of affordable housing. These requirements include starting construction of one multi-family building consisting entirely of affordable rental units by December 31, 2014 (which was met) and a second building consisting entirely of affordable rental units by June 30, 2015. Each construction obligation carries liquidated damage penalties of up to $5,000,000, payable to a city housing trust fund, if not commenced by the required dates. In addition, affordable units are required to constitute 35% of all units for which construction has commenced until 1,050 affordable units have been started, after which the percentage drops to 25%. Failure to meet this requirement will prevent the joint venture from seeking new building permits, as well as give the State the right to seek injunctive relief. Also, temporary certificates of occupancy (“TCOs”) for a total of 2,250 affordable housing units are required to be issued by May 31, 2025 or a $2,000 per unit per month penalty will be imposed for those affordable units which have not received TCOs by such date, until issued.

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
In December 2013, upon signing of the definitive agreement with Greenland for the sale of the Pacific Park Brooklyn development project, we determined it was likely the sale transaction would close. As a result, we classified the assets and liabilities as held for sale on our December 31, 2013 consolidated balance sheet and recorded the asset at estimated fair value less estimated costs to sell, resulting in an impairment of $289,864,000 ($242,417,000, net of noncontrolling interest) during the 11 months ended December 31, 2013. Upon closing of the transaction, an additional $20,298,000 ($16,919,000, net of noncontrolling interests) was recognized primarily due to estimated costs required to complete our obligations prior to closing were higher than originally estimated. The original estimate as of December 31, 2013 was based on the most current available information.
We continue to implement our strategic plan, including focusing on core products located in core markets. During the three months ended June 30, 2014, we began serious discussions with a potential buyer for certain Cleveland operating assets including Post Office Plaza and Skylight Office Tower, office buildings, the Tower City Parking facility and a 50% interest in the Avenue at Tower City Center (“Avenue”), a specialty retail center. Based on the advanced status of the discussions, we determined a triggering event had occurred and reviewed and adjusted the estimated holding periods of each applicable asset and in each case, increased the likelihood of a near term sale. As a result, the estimated probability weighted undiscounted cash flows no longer exceed the carrying value of Post Office Plaza and Avenue resulting in a combined impairment of $86,851,000 being recorded during the three months ended June 30, 2014 on these two assets.
During the three months ended September 30, 2014, the negotiations with the potential buyer for the sale of these Cleveland operating assets ceased, as mutually agreeable terms could not be reached. We intend to continue to market these assets but cannot give assurance we will close on these sales on terms favorable to us or at all.
During the three months ended September 30, 2014, we began discussions with several interested parties for the potential sale of our ownership interests in the Nets. Through those discussions, certain parties have also expressed interest in acquiring a portion of our ownership interests in Barclays Center. Our ownership interest in the Nets and Barclays Center is through Nets Sports & Entertainment (“NS&E”). NS&E owns 20% of the Nets and 55% of Barclays Center. We own approximately 62% of NS&E, with the remaining 38% of NS&E being owned by several minority partners. In the event of a sale of NS&E’s ownership interests, NS&E would be entitled to the remaining cash proceeds after assumption of our proportionate share of debt, which approximates $42,000,000 related to the Nets and $350,000,000 related to the Barclays Center, and repayment of certain funding requirements made by the majority partner in the Nets on behalf of NS&E related to the July 2013 and 2014 capital calls of approximately $25,000,000. We have also made certain loans to the minority members of NS&E which are required to be repaid to us prior to the minority partners of NS&E being able to participate in the distributable cash flow from any sale. At December 31, 2014, approximately $222,000,000 of priority member loans and related accrued interest remain outstanding. Any remaining cash flows after satisfaction of the priority member loans would be distributed in accordance with the legal ownership of NS&E (approximately 62% to us and 38% to the minority partners). During the three months ended December 31, 2014, we have continued to discuss the disposal of NS&E’s ownership interest in these two assets. However, we do not have an agreement in place and cannot give assurance we will close on the sale of a portion or all of our ownership interests in the Nets or Barclays Center on terms favorable to us or at all.
B2 BKLYN is an apartment building under construction in Brooklyn, New York adjacent to the Barclays Center at the Pacific Park Brooklyn project. In 2013, we contributed the land and development opportunity into our residential development fund with Arizona State Retirement System (“ASRS”) and retained a 25% ownership.
We decided to use modular construction to build this 32 story, 363 unit apartment building. High rise modular construction has not previously been done at the heights of B2 BKLYN. The project has encountered, and may continue to encounter, delays and increased costs in the fabrication and assembly of the modular units. We had an approximately $117,000,000 fixed price contract (the “CM Contract”) with Skanska USA (the “Construction Manager”) to construct the apartment building. On August 27, 2014, the Construction Manager ceased construction and on September 23, 2014, purported to terminate the CM Contract. In response, on September 30, 2014, we issued a notice of default and intent to terminate the CM Contract due to the Construction Manager’s defaults, which notice expired on November 7, 2014. On November 10, 2014, we terminated the CM Contract for cause. Additionally, we and the Construction Manager have each filed lawsuits relating primarily to the project’s delays and associated additional completion costs.

On September 30, 2014, we acquired ASRS’s equity interest in B2 BKLYN for $40,500,000. Since this asset was a consolidated asset prior to acquisition, there was no adjustment to the historical asset basis, as the cash payment was recorded as a reduction of noncontrolling interest with the difference between the cash and the noncontrolling interest balance being recorded as a decrease to additional paid-in capital. This action allows ASRS to pursue other development opportunities rather than utilizing the majority of the capital of the ASRS fund to pursue the completion of B2 BKLYN. In addition, since we now own 100% of B2 BKLYN, we are able to unilaterally make decisions regarding the asset, its construction and the litigation associated with it.
Based on the recent events, including the temporary ceasing of construction and litigation related to the construction of B2 BKLYN, we investigated and evaluated alternatives to restart and complete the construction. During the three months ended December 31, 2014, we completed our evaluation of various scenarios to complete B2 BKLYN and in November 2014, purchased the Construction Manager’s entire 50% ownership interest in the factory used to construct the modular units. In December 2014, we engaged a new construction manager to oversee the construction of B2 BKLYN and began preparations to recommence construction of modular units. Based on current information available, including the Company’s decision to complete B2 BKLYN using modular units and to purchase the modular factory, the Company updated its impairment calculation. As a result, the Company’s estimated undiscounted cash flows no longer exceed the carrying value of the asset, requiring the Company to adjust the carrying value to its estimated fair value as of December 31, 2014. As such, the Company recorded an impairment charge of $146,300,000 during the three months ended December 31, 2014. Based on the latest information available, we estimate the construction will be completed in the third quarter of 2016.
At December 31, 2014, we have $40,538,000 capitalized on the Consolidated Balance Sheet related to B2 BKLYN. Based on the most current information available, total project costs are estimated to approximate $162,100,000, after giving effect to the impairment discussed above. Significant estimates were used to develop the estimated remaining project costs and may change in the future. We continue to vigorously pursue legal action against Skanska USA for damages related to their default of the CM Contract. However, we cannot assure we will be successful in recovering these damages.
Subsequent to the construction stoppage, we received a notice of default on the nonrecourse mortgage secured by B2 BKLYN. We have since entered into a forbearance agreement with our lender which expires on April 8, 2015. In the event we are unable to complete the negotiation of a longer term agreement, or cure the default, we may be required to repay the current outstanding balance of $45,000,000 currently secured by, amongst other things, $37,500,000 of restricted bond proceeds included in restricted cash, $10,000,000 of cash in escrow and an equity letter of credit of $9,300,000. In addition, we may be required to fund the completion of B2 BKLYN with equity until the uncertainties regarding its construction are resolved.
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
We continue to make progress on certain other pre-development projects, primarily multifamily projects located in core markets. The cash required to fund our equity in projects under construction and development plus cash necessary to extend or pay down our 2015 debt maturities is anticipated to exceed our cash from operations. As a result, we intend to extend maturing debt or repay it with net proceeds from property sales, equity joint ventures, borrowings on our revolving credit facility or future debt or equity financing.
During the year ended December 31, 2014, we continued to divest of operating assets primarily in non-core markets.

•
We generated net cash proceeds of $47,395,000 through the sale of 818 Mission Street and Bulletin Building, unconsolidated office buildings in San Francisco, California, Golden Gate, an unconsolidated specialty retail center in Mayfield Heights, Ohio, and five unconsolidated apartment communities in North Carolina and Florida.

•
We generated net cash proceeds of $70,737,000 primarily related to the sale of Quartermaster Plaza, a specialty retail center in Philadelphia, Pennsylvania, Halle Building, an office building in Cleveland, Ohio, and Forest Trace, supported living apartments in Lauderhill, Florida.

•
We contributed two operating apartment communities and three apartment communities under construction into our residential strategic capital partnership with ASRS. These transactions continue to reduce our future equity requirements and development risk relative to our development pipeline.

We continue to explore various options to strengthen our balance sheet and enhance our liquidity, but can give no assurance we can accomplish any of these other options on terms favorable to us or at all. If we cannot enhance our liquidity, it could adversely impact our growth and result in further curtailment of development activities.
During the three months ended June 30, 2014, we obtained a three-year $350,000,000 bridge financing for Westchester’s Ridge Hill, a regional mall in Yonkers, New York. This financing, of which $330,000,000 was drawn at closing, along with available cash was used to repay the $465,000,000 nonrecourse mortgage loan scheduled to mature in August 2014. The regional mall continues to experience a slower than anticipated lease-up period. As such, we monitor future estimated undiscounted cash flows in order to determine if the carrying value of the real estate ($872,362,000 at December 31, 2014) is recoverable over the remaining life of the asset. Additionally, if we were to enter into a joint venture or similar transaction, which would result in us granting joint control or losing control of the asset, we would be required to deconsolidate the asset. We currently view this core asset as a long-term hold but we continuously monitor the likelihood of sale or possible sale in calculating the estimated probability weighted cash flows. If we determine future estimated probability weighted undiscounted cash flows no longer exceed the carrying value of the asset then the asset would be recorded at its estimated fair value, resulting in an future impairment, which would likely be material.
As of December 31, 2014, we had $508,376,000 of nonrecourse mortgage financings with scheduled maturities during the year ending December 31, 2015, of which $92,658,000 represents regularly scheduled amortization payments plus committed payoffs. Subsequent to December 31, 2014, we have addressed $174,656,000 of these maturities through closed transactions and loan commitments. We are currently in negotiations to refinance and/or extend the remaining $241,062,000 of nonrecourse debt. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings on the single collateralized asset, which would likely result in a loss of the asset or an impairment which could be significant.
As of December 31, 2014, we had three nonrecourse mortgages greater than five percent of our total nonrecourse mortgage debt and notes payable. The mortgages, encumbering the New York Times office building, Barclays Center and Westchester’s Ridge Hill, have outstanding balances of $640,000,000, $402,540,000 and $330,000,000, respectively, at December 31, 2014.
As of December 31, 2014, our share of nonrecourse mortgage debt and notes payable recorded on our unconsolidated subsidiaries amounted to $2,371,447,000 of which $152,246,000 ($26,839,000 represents scheduled principal payments) was scheduled to mature during the year ending December 31, 2015. Negotiations are ongoing on the 2015 maturities, but we cannot give assurance we will obtain these financings on favorable terms or at all.
Planned REIT Conversion
On January 13, 2015, our Board of Directors approved a plan to pursue conversion to real estate investment trust (“REIT”) status. We expect to elect REIT status for our taxable year beginning January 1, 2016, subject to business conditions, the completion of related preparatory work and obtaining necessary third-party consents. As a REIT, we will be subject to a number of organizational and operational requirements, including an annual requirement to distribute to our shareholders an amount equal to at least 90% of our REIT taxable income. We intend to hold and operate certain of our assets through one or more taxable REIT subsidiaries (“TRS”) that would remain subject to applicable corporate income tax. Our REIT taxable income typically will not include income earned by our TRS except to the extent that our TRS pay dividends. In addition, we anticipate incurring significant conversion and other reorganization costs associated with the REIT conversion. During the year ended December 31, 2014, we incurred $5,697,000 of these REIT conversion and reorganization costs. Upon a successful conversion to REIT status, we intend to commence paying regular dividends. However, the amount, timing and frequency of these future distributions will be at the sole discretion of our Board of Directors and will depend upon various factors.
Currently we operate as a C-corporation. A REIT is not permitted to retain earnings and profits accumulated during the years it was taxed as a C-corporation or accumulated by its TRS that have been converted to a qualified REIT subsidiary, and must make one or more distributions to shareholders that equal or exceed those amounts (the “E&P Distribution”). The timing, amount and composition (cash and common stock) of the E&P Distribution, which may or may not occur, may be affected by potential changes in federal tax regulations, the number of operating assets sold during 2015 which can significantly impact taxable income, the completion of various phases of the REIT conversion process and other factors beyond our control.
As a REIT, we plan to fund all of our capital needs, including the E&P Distribution and any required distributions of our REIT taxable income in order to maintain our REIT qualification under the Code, from our operating cash flow, borrowings under our revolving credit facility, nonrecourse mortgage debt and notes payable, dispositions of operating properties or development projects through sales or equity joint ventures, proceeds from the issuance of senior notes, common or preferred equity and other financing arrangements.
As we make progress on our REIT conversion process throughout the year, we expect to provide additional details on the amount, timing and composition of E&P Distribution, our dividend policy adopted by our Board of Directors, costs associated with implementing the REIT conversion and other factors affecting our ability to convert to REIT status.

Financial Covenants
Our revolving credit facility contains certain restrictive financial covenants. A summary of the key financial covenants as defined in the agreement, all of which we are compliant with at December 31, 2014, follows:

	Requirement	As of
	Per Agreement	December 31, 2014
	(dollars in thousands)
Credit Facility Financial Covenants
Debt Service Coverage Ratio	1.45x	1.81	x
Debt Yield Ratio	>9.25%	12.11%
Cash Flow Coverage Ratio	3.00x	6.91	x
Total Development Ratio	<17%	5.70%
Minimum Consolidated Shareholders’ Equity, as defined	$2,320,175	$3,848,400
Revolving Credit Facility
See Note F – Revolving Credit Facility in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Convertible Senior Debt
See Note G – Convertible Senior Debt in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
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
We are actively working to refinance and/or extend the maturities of the nonrecourse debt coming due in the next 24 months. During the year ended December 31, 2014, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancings	$518,230
Construction and development projects	359,125
Loan extensions/acquisitions	87,243
$964,598

Cash Flows
Operating Activities
Net cash provided by operating activities was $262,022,000, $162,805,000 and $417,445,000 for the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013, respectively. The net increase in net cash provided by operating activities for the year ended December 31, 2014 compared with the 11 months ended December 31, 2013 of $99,217,000 is primarily the result of reporting one month less of cash flows in the 11 month transition period in 2013, increased cash received from the operations of unconsolidated subsidiaries and decreased payments of accounts payable, accrued expenses and other liabilities offset by changes in operating assets between the comparable periods. The net decrease in net cash provided by operating activities for the 11 months ended December 31, 2013 compared with the year ended January 31, 2013 of $254,640,000 is primarily due to reporting one month less of cash flows in the 11 month transition period, decreased cash from our sales of land held for divestiture, increased interest payments in operations due to the cessation of capitalizing interest on several large development properties that were recently opened, an increase in development costs being expensed due to the reduced amount of our projects under active development, payments of accounts payable, accrued expenses and other liabilities, decreased cash distributions from operations of unconsolidated entities and changes in notes and accounts receivable offset by changes in other assets.

Investing Activities
Net cash provided by (used in) investing activities was $(43,757,000), $227,997,000 and $(511,278,000) for the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013, respectively, and consisted of the following:

	Year Ended	11 Months Ended	Year Ended
	December 31, 2014	December 31, 2013	January 31, 2013
	(in thousands)
Capital expenditures:
Construction and development costs:
B2 BKLYN	$(49,329)	$(48,123)	$(2,398)
Pacific Park Brooklyn (1)	(36,234)	(41,893)	(93,791)
Winchester Lofts, an apartment community in New Haven, Connecticut	(35,630)	(7,412)	—
The Yards - Twelve12, an apartment community in Washington, D.C.	(35,433)	(43,855)	—
2175 Market Street, an apartment community in San Francisco, California	(22,880)	(3,857)	(1,440)
Aster Conservatory Green, an apartment community in Denver, Colorado	(13,279)	(26,365)	—
Westchester’s Ridge Hill	(8,640)	(22,224)	(94,041)
Barclays Center	(8,030)	(43,928)	(325,744)
Acquisition of two land parcels for a residential development project in downtown Los Angeles, California	—	(27,582)	—
Other	(126,340)	(118,579)	(190,874)
Total construction and development costs (2)	(335,795)	(383,818)	(708,288)
Acquisitions:
Partner’s interest in 91 Sidney, an apartment building in Cambridge, Massachusetts	(19,988)	—	—
Building at Antelope Valley Mall in Palmdale, California	—	(8,514)	—
Operating properties:
Residential Segment	(23,169)	(15,861)	(18,375)
Commercial Segment	(17,172)	(12,466)	(20,868)
Arena	(2,942)	(3,419)	—
Other	(52)	(1,051)	(1,094)
Total operating properties	(43,335)	(32,797)	(40,337)
Tenant improvements:
Commercial Segment	(20,751)	(36,499)	(55,240)
Total capital expenditures	$(419,869)	$(461,628)	$(803,865)
Payment of lease procurement costs (3)	(13,251)	(8,308)	(11,992)
Decrease (increase) in notes receivable	39,435	(42,158)	(37,583)
Decrease (increase) in restricted cash used for investing purposes:
Pacific Park Brooklyn (1)	$96,183	$1,783	$193,606
The Yards - Twelve12	37,107	40,560	(88,485)
Barclays Center	5,834	(1,457)	(1,888)
One MetroTech Center, an office building in Brooklyn, New York	5,213	(2,344)	5,261
Westchester’s Ridge Hill	596	2,349	10,736
Collateral (posted) released for various interest rate swaps and total rate of return swaps	(29,980)	5,679	7,185
1812 Ashland Ave, an office building under construction in Baltimore, Maryland	(20,111)	—	—
B2 BKLYN	(7,112)	(1,801)	(45,000)
Fifteen MetroTech, an office building in Brooklyn, New York	(4,332)	(2,311)	64
Avenue at Tower City Center	—	6,005	(441)
John Hopkins Parking Garage in East Baltimore, Maryland	—	—	19,393
Other	(1,122)	10,092	17,259
Total decrease in restricted cash used for investing purposes	$82,276	$58,555	$117,690
Proceeds from disposition of full or partial interests in rental properties and other investment:
Disposition of partial interest in Pacific Park Brooklyn	$208,275	$—	$—
Quartermaster Plaza	23,045	—	—
Halle Building	19,658	—	—
Forest Trace	18,094	—	—
Disposition of partial interests in eight regional retail malls	—	412,275	—
Orchard Town Center, a regional mall in Westminster, Colorado	—	120,854	—
Higbee Building, an office building in Cleveland, Ohio	—	37,285	—
Millender Center, an apartment community in Detroit, Michigan	—	21,388	—
Sheraton Station Square, a hotel in Pittsburgh, Pennsylvania	—	16,318	—
Emerald Palms, an apartment community in Miami, Florida	—	—	44,518
Fairmont Plaza, an office building in San Jose, California	—	—	28,824
Southfield, an apartment community in Whitemarsh, Maryland	—	—	16,891
White Oak Village, a specialty retail center in Richmond, Virginia	—	—	13,261
Other	9,940	16,907	10,348
Total proceeds from disposition of full or partial interests in rental properties and other investment	$279,012	$625,027	$113,842

Investing Activities (continued):

	Year Ended	11 Months Ended	Year Ended
	December 31, 2014	December 31, 2013	January 31, 2013
	(in thousands)
Change in investments in and advances to unconsolidated entities—(contributions to) or distribution from investment:
Acquisitions:
Partners’ interests in East River Plaza, a specialty retail center, and 8 Spruce Street and DKLB BKLN, apartment communities, all located in the New York metropolitan area	$(14,286)	$—	$—
Kohl’s building at South Bay Galleria, a regional mall in Redondo Beach, California	—	(8,864)	—
Macy’s building at Ballston Common, a regional mall in Arlington, Virginia	—	(8,074)	—
Dispositions of partial interest in equity method investments:
Charleston Town Center, a regional mall in Charleston, West Virginia	—	9,402	—
8 Spruce Street	—	—	129,037
Dispositions:
Barrington Place, Legacy Arboretum and Legacy Crossroads, apartment communities in North Carolina	17,532	—	—
818 Mission Street and Bulletin Building	11,733	—	—
Colonial Grand and Westwood Reserve, apartment communities in Tampa, Florida	10,612	—	—
Golden Gate	7,518	—	—
Liberty Center and Westin Convention Center, an office building and hotel in Pittsburgh, Pennsylvania	—	26,677	—
Plaza at Robinson Town Center, a specialty retail center in Pittsburgh, Pennsylvania	—	13,500	—
Marketplace at Riverpark, a specialty retail center in Fresno, California	—	8,839	—
Village at Gulfstream Park, a specialty retail center in Hallandale Beach, Florida	—	—	15,000
Residential Projects:
Pacific Park Brooklyn joint venture (1)	(94,768)	—	—
3700M, a recently opened apartment community in Dallas, Texas	(5,317)	—	—
Five renewable energy facilities	(3,974)	(9,145)	—
Radian, a recently opened apartment community in Boston, Massachusetts	(3,357)	(1,639)	(12,605)
Glendora Gardens, a senior housing apartment community in Glendora, California, refinancing proceeds	6,755	—	—
Bayside Village, an apartment community in San Francisco, California, refinancing proceeds (4)	4,567	—	—
8 Spruce Street	—	(2,445)	(10,447)
Grand, an apartment community in North Bethesda, Maryland, refinancing proceeds	—	—	6,485
Commercial Projects:
Victoria Gardens, a regional mall in Rancho Cucamonga, California, refinancing proceeds	37,357	—	—
Atlantic Terminal Mall, a specialty retail center in Brooklyn, New York, refinancing proceeds	14,751	—	—
64 Sidney Street (Richards Building), an office building in Cambridge, Massachusetts, refinancing proceeds	10,909	—	—
40 Landsdowne Street, an office building in Cambridge, Massachusetts, refinancing proceeds	9,279	—	—
Regional retail mall joint venture, primarily to fund rehabilitation and expansion projects	(23,219)	—	—
300 Massachusetts Ave, an office building under construction in Cambridge, Massachusetts	(2,777)	(10,926)	—
Five specialty retail centers in the Greater New York City metropolitan area, refinancing proceeds	—	31,482	—
26 Landsdowne Street (Jackson Building), an office building in Cambridge, Massachusetts, primarily refinancing proceeds	—	4,898	—
35 Landsdowne Street, an office building in Cambridge, Massachusetts, refinancing proceeds	—	—	17,085
Bulletin Building, contribution for the repayment of debt	—	—	(8,775)
The Nets, a National Basketball Association member	—	—	(9,619)
Other	5,325	2,804	(15,531)
Total change in investments in and advances to unconsolidated entities	$(11,360)	$56,509	$110,630
Net cash used in (provided by) investing activities	$(43,757)	$227,997	$(511,278)

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

(2)
We capitalized internal costs related to projects under construction and development of $39,147, $40,926 and $50,320, including compensation related costs of $32,505, $34,018 and $40,253 for the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013, respectively. Total capitalized internal costs represent approximately 9.32%, 8.87% and 6.26% of total capital expenditures for the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013, respectively.

(3)
We capitalized internal costs related to leasing activities of $2,523, $3,894 and $5,464, including compensation related costs of $2,211, $3,130 and $3,868, for the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013, respectively.

(4)
Bayside Village changed from the equity method of accounting to the full consolidation method during the three months ended December 31, 2014. Changes in investments in and advances to unconsolidated entities represent activity prior to the change to the full consolidation method of accounting.

Financing Activities
Net cash (used in) provided by financing activities was $(171,953,000), $(443,816,000) and $209,567,000 for the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013, respectively. The net increase in cash provided by financing activities of $271,863,000 for the year ended December 31, 2014 compared with the 11 months ended December 31, 2013 relates to cash contributions made by the ASRS into our joint venture during 2014, the 2013 cash redemptions of Puttable Equity-Linked Senior Notes due 2014, 2015 Notes, 2017 Notes and 2034 Notes and the 2014 pay down of nonrecourse mortgage debt, offset by proceeds received from the issuance of 2020 Senior Notes during 2013. The net decrease in cash provided by financing activities of $653,383,000 for the 11 months ended December 31, 2013 compared with the year ended January 31, 2013 relates to increased paydowns of nonrecourse mortgage debt and notes payable, the redemption of the 2015 Senior Notes, 2017 Senior Notes and 2034 Senior Notes, decreased outstanding borrowings on the Credit Facility and increased acquisitions of noncontrolling interests offset by proceeds from the issuance of our 2020 Senior Notes and increased contributions from noncontrolling interests. The significant use of cash during the years ended December 31, 2014 and 2013 to pay down debt is consistent with our ongoing goal of deleveraging the balance sheet.

CLASS A COMMON UNITS
We and certain of our affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), Executive Vice President and Director, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) in August 2006 to purchase their interests in a total of 30 retail, office and residential operating properties and service companies in the Greater New York City metropolitan area. We issued Class A Common Units (“Units”) in a jointly-owned limited liability company to the BCR Entities in exchange for their interests. We accounted for the issuance of the Units in exchange for the noncontrolling interests under the purchase method of accounting. The Units may be exchanged for one of the following forms of consideration at our sole discretion: (i) an equal number of shares of our Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of our Class A common stock. We have no rights to redeem or repurchase the Units. Pursuant to the Master Contribution Agreement, certain projects under development would remain owned jointly until each project was completed and achieved “stabilization.” Upon stabilization, each project would be valued and we, in our discretion, would choose among various ownership options for the project in accordance with the Master Contribution Agreement.
As described below, we and Mr. Ratner have agreed upon the value of five of the development projects that have reached stabilization. As of December 31, 2014, Westchester’s Ridge Hill, a regional mall in Yonkers, New York, and air rights for any future residential vertical development at East River Plaza, a specialty retail center in Manhattan, New York, remain subject to this agreement. The development projects were not covered by the Tax Protection Agreement (the “Tax Protection Agreement”) that the parties entered into in connection with the Master Contribution Agreement. The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties.
As a result of the March 2014 disposal of Quartermaster Plaza, a specialty retail center in Philadelphia, Pennsylvania, we accrued $1,646,000 during the year ended December 31, 2014 related to a tax indemnity payment due to the BCR Entities, of which $1,235,000 was paid as of December 31, 2014. During the 11 months ended December 31, 2013 and the year ended January 31, 2013, we made no payments to the BCR entities for tax indemnification.
In June 2014, one of the BCR Entities exchanged 673,565 of the Units. The Company issued 673,565 shares of its Class A common stock for the exchanged Units. We accounted for the exchange as a purchase of noncontrolling interests, resulting in a reduction of noncontrolling interests of $34,358,000, an increase to Class A common stock of $224,000 and a combined increase to additional paid-in capital of $34,134,000, accounting for the fair value of common stock issued and the difference between the fair value of consideration exchanged and the noncontrolling interest balance. At December 31, 2014 and 2013, 2,973,190 and 3,646,755 Units, respectively, were outstanding. The carrying value of the Units of $151,663,000 and $186,021,000 is included as noncontrolling interests at December 31, 2014 and 2013, respectively.

8 Spruce Street, DKLB BKLN and East River Plaza
Pursuant to the terms of the Master Contribution Agreement, in January 2014, we caused certain of our affiliates to acquire the BCR Entities’ interests in three stabilized projects, 8 Spruce Street, an apartment community in Manhattan, New York, DKLB BKLN, an apartment community in Brooklyn, New York, and East River Plaza. In accordance with the purchase agreements, the applicable BCR Entities assigned and transferred their interests in the three projects to affiliates of ours and received cash of $14,286,000, resulting in an increase in investments in and advances to unconsolidated affiliates. Prior to the transaction, we accounted for the three projects using the equity method of accounting and will continue to account for the projects as equity method investments as the other outside partners continue to have joint control.
New York Times and Twelve MetroTech Center
Pursuant to the terms of the Master Contribution Agreement, in May 2008, we caused certain of our affiliates to acquire the BCR Entities’ interests in two stabilized projects, New York Times, an office building in Manhattan, New York, and Twelve MetroTech Center, an office building in Brooklyn, New York. In accordance with the agreements, the applicable BCR Entities assigned and transferred their interests in the two projects to affiliates of ours and will receive cash of approximately $121,000,000 over a 15 year period. An affiliate of ours had also agreed to indemnify the applicable BCR Entity against taxes payable by it by reason of a subsequent sale or other disposition of one of the projects. This agreement expired on December 31, 2014.
The consideration exchanged by us for the BCR Entities’ interest in the two development projects has been accounted for under the purchase method of accounting. Pursuant to the agreements, the BCR Entities received an initial cash amount of $49,249,000. We calculated the net present value of the remaining payments over the 15 year period using a discounted interest rate. This initial discounted amount of $56,495,000 was recorded and will be accreted up to the total liability through interest expense over the 15 year period using the effective interest method. At December 31, 2014 and 2013, $3,330,000 and $13,013,000, respectively, is recorded in accounts payable, accrued expenses and other liabilities related to this obligation.
COMMITMENTS AND CONTINGENCIES
See Note J – Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2014, we are subject to certain contractual obligations, some of which are off-balance sheet, as described in the table below:

	Payments Due by Period
	December 31,
	2015	2016	2017	2018	2019	Thereafter	Total

Long-Term Debt:
Nonrecourse mortgage debt and notes payable(1)	$508,376	$142,979	$1,178,626	$271,688	$300,338	$1,836,194	$4,238,201
Share of nonrecourse mortgage debt and notes payable of unconsolidated entities	152,246	228,557	418,054	334,746	200,651	1,037,193	2,371,447
Revolving credit facility	—	—	—	—	—	—	—
Convertible senior debt	—	50,000	—	350,000	—	300,000	700,000
Interest payments on long-term debt	321,921	301,643	239,826	173,362	145,576	1,245,965	2,428,293
Operating leases	11,632	10,899	5,963	5,637	5,566	142,259	181,956
Share of operating leases of unconsolidated entities	7,921	8,115	8,137	8,196	7,982	291,977	332,328
Construction contracts	150,087	116,258	37,082	—	—	—	303,427
Military housing construction contracts (2)	47,849	14,336	6,341	1,047	—	—	69,573
Other (3)	17,978	8,868	2,637	50,020	—	—	79,503
Total Contractual Obligations	$1,218,010	$881,655	$1,896,666	$1,194,696	$660,113	$4,853,588	$10,704,728

(1)
We have a substantial amount of nonrecourse mortgage debt, the details of which are further described within Item 7A. Quantitative and Qualitative Disclosures About Market Risk. We are contractually obligated to pay the interest and principal on these mortgages. Because we utilize mortgage debt as a primary source of capital, the balances and terms of the mortgages, and therefore the estimate of future contractual obligations including interest payments, frequently change due to full or partial property dispositions, mortgage refinancings, changes in variable interest rates and new mortgage debt in connection with property additions.

(2)
Represents funds we are obligated to pay under various construction contracts related to our military housing projects where we act as the construction manager. These obligations are primarily reimbursable costs from the respective projects and a corresponding account receivable is recorded when the costs are incurred.

(3)
Represents funds we are legally obligated to pay under various service contracts, employment contracts and licenses over the next several years as well as unrecognized tax benefits. These contracts are typically greater than one year and either do not contain a cancellation clause or cannot be terminated without substantial penalty. We have several service contracts with vendors related to our property management including maintenance, landscaping, security and phone service. In addition, we have other service contracts we enter into during our normal course of business which extend beyond one year and are based on usage including snow plowing, answering services, copier maintenance and cycle painting. As we are unable to predict the usage variables, these contracts have been excluded from our summary of contractual obligations at December 31, 2014.

INFLATION
Substantially all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include escalation clauses, which generally increase rental rates during the terms of the leases and/or percentage rentals based on tenants’ gross sales. Such escalations are determined by negotiation, increases in the consumer price index or similar inflation indices. In addition, we seek increased rents upon renewal at market rates for our short-term leases. Most of our leases require tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.
LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.
NEW ACCOUNTING GUIDANCE
See the “New Accounting Guidance” section of Note A – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-K and other factors that might cause differences, some of which could be material, include, but are not limited to, our conversion to REIT status, our ability to qualify or to remain qualified as a REIT, realizing the anticipated benefits to shareholders if we successfully elect REIT status, the impact of complying with REIT qualification requirements, the amount and timing of any future distributions including those that we would be required to make as a REIT, the impact of issuing equity, debt or both to satisfy our E&P Distribution and other REIT conversion costs, the impact of covenants that could prevent us from satisfying REIT distribution requirements, our lack of experience operating as a REIT if we successfully convert, the impact of current lending and capital market conditions on our liquidity, our ability to finance or refinance projects or repay our debt, the impact of the slow economic recovery on the ownership, development and management of our commercial real estate portfolio, general real estate investment and development risks, using modular construction as a new construction methodology and owning a factory to produce modular units, vacancies in our properties, risks associated with developing and managing properties in partnership with others, competition, illiquidity of real estate investments, bankruptcy or defaults of tenants, anchor store consolidations or closings, international activities, the impact of terrorist acts and other armed conflicts, risks of owning and operating an arena, risks associated with an investment in a professional sports team, the ability to sell all or a portion of our ownership interests in a professional sports team and arena, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our credit facility and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, the impact of credit rating downgrades, effects of uninsured or underinsured losses, effects of a downgrade or failure of our insurance carriers, environmental liabilities, conflicts of interest, risks associated with the sale of tax credits, downturns in the housing market, the ability to maintain effective internal controls, compliance with governmental regulations, increased legislative and regulatory scrutiny of the financial services industry, changes in federal, state or local tax laws, volatility in the market price of our publicly traded securities, inflation risks, litigation risks, cybersecurity risks and cyber incidents, as well as other risks listed from time to time in our reports filed with the Securities and Exchange Commission. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes the inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity (see the “Lending and Capital Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt” section of Item 1A. Risk Factors). We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At December 31, 2014, our outstanding variable-rate debt, including borrowings under our revolving credit facility, consisted of $1,347,765,000 of taxable debt and $596,845,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. If we are unable to procure long-term fixed-rate financing, we would pursue extending maturities with existing lenders. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.
Interest Rate Exposure
At December 31, 2014, the composition of nonrecourse debt was as follows:

	Operating Properties	Development Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed	$2,234,801	$58,790	$2,293,591	5.57%
Variable
Taxable	1,327,961	19,804	1,347,765	4.85%
Tax-Exempt	551,845	45,000	596,845	1.45%
	$4,114,607	$123,594	$4,238,201	4.76%
Total gross commitment from lenders		$521,659
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)
01/01/15 - 01/01/16	$550,000	2.00%	$669,154	5.38%
01/01/16 - 01/01/17	350,000	2.00%	669,154	5.38%
01/01/17 - 01/01/18	—	—%	674,666	5.36%
01/01/18 - 05/08/24	—	—%	34,078	2.76%
Tax-Exempt (Priced off of Securities Industry and Financial Markets Association (“SIFMA”) Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
01/01/15 - 01/01/16	70,405	5.90%
01/01/16 - 01/01/17	70,405	5.90%
01/01/17 - 08/15/17	28,400	6.00%
The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt due to its historically low interest rates.

Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of December 31, 2014, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $6,829,000 at December 31, 2014. Although tax-exempt rates generally move in an amount smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $6,571,000 at December 31, 2014. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We enter into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. In exchange for a fixed rate, the TROR requires the payment of a variable interest rate, generally equivalent to the SIFMA rate (0.03% at December 31, 2014) plus a spread. Additionally, we have guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At December 31, 2014, the aggregate notional amount of TROR designated as fair value hedging instruments is $366,985,000. The underlying TROR borrowings are subject to a fair value adjustment. In addition, we have TROR with a notional amount of $139,835,000 not designated as fair value hedging instruments, but is subject to interest rate risk.
We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At December 31, 2014 and 2013, we recorded interest rate caps and TROR with positive fair values of approximately $8,362,000 and $1,058,000, respectively, in other assets. At December 31, 2014 and 2013, we recorded interest rate swaps and TROR that had a negative fair value of approximately $102,362,000 and $123,107,000, respectively, in accounts payable, accrued expenses and other liabilities.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. Based on these parameters, the table below contains the estimated fair value of our long-term debt at December 31, 2014.

	Carrying Value	Fair Value	Fair Value with 100 bp Decrease in Market Rates
	(in thousands)
Fixed	$2,993,591	$3,421,373	$3,653,783
Variable
Taxable	1,347,765	1,330,956	1,334,530
Tax-Exempt	596,845	593,867	592,669
Total Variable	$1,944,610	$1,924,823	$1,927,199
Total Long-Term Debt	$4,938,201	$5,346,196	$5,580,982
The following table provides information about our financial instruments that are sensitive to changes in interest rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)
December 31, 2014

	Expected Maturity Date
	Year Ending December 31,
Long-Term Debt	2015	2016	2017	2018	2019	Period Thereafter	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$308,651	$72,290	$203,680	$172,455	$113,316	$1,423,199	$2,293,591	$2,622,975
Weighted average interest rate	6.41%	5.58%	6.09%	4.74%	3.92%	5.54%	5.57%
Senior and subordinated debt (1)	—	50,000	—	350,000	—	300,000	700,000	798,398
Weighted average interest rate	—%	5.00%	—%	4.25%	—%	3.63%	4.04%
Total Fixed-Rate Debt	308,651	122,290	203,680	522,455	113,316	1,723,199	2,993,591	3,421,373
Variable:
Variable-rate debt	63,905	70,679	974,936	20,695	178,572	38,978	1,347,765	1,330,956
Weighted average interest rate (2)	2.92%	2.55%	5.80%	3.91%	1.71%	3.52%	4.85%
Tax-exempt	135,820	10	10	78,538	8,450	374,017	596,845	593,867
Weighted average interest rate (2)	2.43%	3.02%	3.02%	1.01%	3.02%	1.15%	1.45%
Bank revolving credit facility (1)	—	—	—	—	—	—	—	—
Weighted average interest rate	—%	—%	—%	—%	—%	—%	—%
Total Variable-Rate Debt	199,725	70,689	974,946	99,233	187,022	412,995	1,944,610	1,924,823
Total Long-Term Debt	$508,376	$192,979	$1,178,626	$621,688	$300,338	$2,136,194	$4,938,201	$5,346,196
Weighted average interest rate	4.90%	4.32%	5.85%	3.96%	2.58%	4.47%	4.66%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of December 31, 2014.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	73
Consolidated Balance Sheets	74
Consolidated Statements of Operations	75
Consolidated Statements of Comprehensive Income (Loss)	76
Consolidated Statements of Equity	77
Consolidated Statements of Cash Flows	78
Notes to Consolidated Financial Statements	79

Supplementary Data:
Quarterly Consolidated Financial Data (Unaudited)	122

Financial Statement Schedules:
Schedule II – Valuation and Qualifying Accounts	131
Schedule III – Real Estate and Accumulated Depreciation	132

All other schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

Individual financial statements of entities accounted for by the equity method qualifying as significant subsidiaries during the periods presented have either been included as an exhibit herein or it has been determined that inclusion of such financial statements is not required at this time. Audited financial statements of FC HCN University Park, LLC will be filed as an exhibit to an amended Form 10-K within 90 days of its December 31, 2014 year end.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Forest City Enterprises, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows present fairly, in all material respects, the financial position of Forest City Enterprises, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2014, the eleven months ended December 31, 2013, and the year ended January 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note A to the consolidated financial statements, the Company adopted accounting standards update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changed the criteria for reporting discontinued operations in 2014.

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
/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
February 24, 2015

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
	(in thousands)
Assets
Real Estate
Completed rental properties	$7,753,561	$7,307,233
Projects under construction and development	477,957	535,479
Land inventory	97,469	128,688
Total Real Estate	8,328,987	7,971,400
Less accumulated depreciation	(1,555,965)	(1,469,328)
Real Estate, net – (variable interest entities $427.8 million and $656.8 million, respectively)	6,773,022	6,502,072
Cash and equivalents – (variable interest entities $20.6 million and $18.8 million, respectively)	326,518	280,206
Restricted cash – (variable interest entities $28.6 million and $154.5 million, respectively)	266,530	347,534
Notes and accounts receivable, net	419,038	455,561
Investments in and advances to unconsolidated entities	620,466	447,165
Other assets – (variable interest entities $19.6 million and $55.5 million, respectively)	409,366	415,316
Development project held for sale – (variable interest entities $0 and $504.2 million, respectively)	—	504,171
Total Assets	$8,814,940	$8,952,025
Liabilities and Equity
Liabilities
Mortgage debt and notes payable, nonrecourse – (variable interest entities $250.7 million and $323.7 million, respectively)	$4,238,201	$4,351,506
Revolving credit facility	—	—
Convertible senior debt	700,000	700,000
Accounts payable, accrued expenses and other liabilities – (variable interest entities $42.6 million and $89.0 million, respectively)	847,011	831,920
Cash distributions and losses in excess of investments in unconsolidated entities	211,493	256,843
Deferred income taxes	482,474	485,894
Mortgage debt, nonrecourse of development project held for sale – (variable interest entities $0 and $228.0 million, respectively)	—	228,000
Total Liabilities	6,479,179	6,854,163
Redeemable Noncontrolling Interest	183,038	171,743
Commitments and Contingencies	—	—
Equity
Shareholders’ Equity
Preferred stock – without par value; 13,600,000 shares authorized, no shares issued	—	—
Common stock – $.33 1/3 par value
Class A, 371,000,000 shares authorized, 180,859,262 and 178,498,770 shares issued and 179,763,952 and 177,556,917 shares outstanding, respectively	60,286	59,500
Class B, convertible, 56,000,000 shares authorized, 19,208,517 and 20,173,558 shares issued and outstanding, respectively; 26,257,961 issuable	6,403	6,725
Total common stock	66,689	66,225
Additional paid-in capital	1,165,828	1,095,748
Retained earnings	563,198	570,793
Less treasury stock, at cost; 1,095,310 and 941,853 Class A shares, respectively	(18,922)	(15,978)
Shareholders’ equity before accumulated other comprehensive loss	1,776,793	1,716,788
Accumulated other comprehensive loss	(58,846)	(76,582)
Total Shareholders’ Equity	1,717,947	1,640,206
Noncontrolling interest	434,776	285,913
Total Equity	2,152,723	1,926,119
Total Liabilities and Equity	$8,814,940	$8,952,025

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended	11 Months Ended	Year Ended
	December 31, 2014	December 31, 2013	January 31, 2013
	(in thousands, except per share data)
Revenues
Rental	$526,966	$537,703	$588,336
Tenant recoveries	118,035	134,330	154,548
Service and management fees	50,522	57,156	53,277
Parking and other	53,765	49,067	49,901
Arena	116,695	104,532	48,353
Land sales	68,102	67,057	92,434
Military Housing	31,967	48,427	61,218
Total revenues	966,052	998,272	1,048,067
Expenses
Property operating and management	384,119	394,538	407,755
Real estate taxes	78,637	81,630	77,736
Ground rent	9,387	6,128	7,358
Arena operating	76,096	72,659	49,175
Cost of land sales	23,457	35,638	31,383
Military Housing operating	11,481	30,204	35,375
Corporate general and administrative	51,116	45,021	52,450
	634,293	665,818	661,232
Depreciation and amortization	230,466	273,054	212,254
Write-offs of abandoned development projects and demolition costs	1,655	40,414	26,850
Impairment of real estate	277,095	421,361	30,660
Net (gain) loss on land held for divestiture activity	—	7,382	(6,480)
Total expenses	1,143,509	1,408,029	924,516
Operating income (loss)	(177,457)	(409,757)	123,551
Interest and other income	42,780	52,283	45,545
Net loss on disposition of partial interest in development project	(20,298)	—	—
Net gain on disposition of full or partial interest in rental properties	30,281	496,092	—
Net gain on change in control of interests	230,660	2,762	8,351
Interest expense	(234,405)	(285,042)	(253,324)
Amortization of mortgage procurement costs	(8,518)	(8,375)	(10,966)
Gain (loss) on extinguishment of debt	(1,179)	4,549	7,096
Earnings (loss) before income taxes	(138,136)	(147,488)	(79,747)
Income tax expense (benefit)
Current	4,931	562	(60,444)
Deferred	(22,127)	11,704	46,523
	(17,196)	12,266	(13,921)
Earnings (loss) from unconsolidated entities, gross of tax
Equity in earnings	90,032	107,825	85,798
Impairment	(3,124)	—	(390)
Net gain (loss) on land held for divestiture activity	—	1,338	(40,777)
	86,908	109,163	44,631
Earnings (loss) from continuing operations	(34,032)	(50,591)	(21,195)
Discontinued operations, net of tax:
Operating earnings (loss) from rental properties	(1,844)	2,203	4,564
Impairment of real estate	—	(46,962)	(2,604)
Gain on disposition of rental properties	14,856	24,560	55,506
	13,012	(20,199)	57,466
Net earnings (loss)	(21,020)	(70,790)	36,271
Noncontrolling interests
(Earnings) loss from continuing operations attributable to noncontrolling interests, gross of tax	13,475	71,525	1,251
Earnings from discontinued operations attributable to noncontrolling interests	(50)	(6,042)	(1,097)
	13,425	65,483	154
Net earnings (loss) attributable to Forest City Enterprises, Inc.	(7,595)	(5,307)	36,425
Preferred dividends and inducements of preferred stock conversions	—	(185)	(32,129)
Net earnings (loss) attributable to common shareholders	$(7,595)	$(5,492)	$4,296
Basic and diluted earnings (loss) per common share
Earnings (loss) from continuing operations attributable to common shareholders	$(0.10)	$0.10	$(0.30)
Earnings (loss) from discontinued operations attributable to common shareholders	0.06	(0.13)	0.31
Net earnings (loss) attributable to common shareholders	$(0.04)	$(0.03)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended	11 Months Ended	Year Ended
	December 31, 2014	December 31, 2013	January 31, 2013
	(in thousands)
Net earnings (loss)	$(21,020)	$(70,790)	$36,271
Other comprehensive income (loss), net of tax:
Unrealized net gains on investment securities (net of tax of $0, $(132) and $(41), respectively)	—	208	64
Foreign currency translation adjustments (net of tax of $(19), $100 and $(631), respectively)	32	(158)	996
Unrealized net gains on interest rate derivative contracts (net of tax of $(11,216), $(16,833) and $(10,261), respectively)	17,759	26,605	16,170
Total other comprehensive income, net of tax	17,791	26,655	17,230
Comprehensive income (loss)	(3,229)	(44,135)	53,501
Comprehensive (income) loss attributable to noncontrolling interest	13,370	65,449	180
Total comprehensive income attributable to Forest City Enterprises, Inc.	$10,141	$21,314	$53,681

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Equity

	Preferred Stock		Common Stock				Additional Paid-in Capital				Accumulated Other Comprehensive (Loss) Income
	Series A		Class A		Class B			Retained Earnings	Treasury Stock			Noncontrolling Interest
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount			Total
	(in thousands)
Balances at January 31, 2012	4,400	$220,000	148,336	$49,445	20,935	$6,978	$740,988	$571,989	108	$(1,874)	$(120,460)	$284,806	$1,751,872
Net earnings, net of $9,785 attributable to redeemable noncontrolling interest								36,425				9,631	46,056
Other comprehensive income (loss), net of tax											17,257	(27)	17,230
Purchase of treasury stock									129	(1,963)			(1,963)
Conversion of Class B to Class A shares			700	233	(700)	(233)							—
Issuance of Class A shares in exchange for Series A preferred stock	(4,189)	(209,448)	13,852	4,617			201,530	(19,069)					(22,370)
Restricted stock vested			519	173			(173)						—
Exercise of stock options			322	108			4,531		(230)	3,729			8,368
Preferred stock dividends								(13,060)					(13,060)
Stock-based compensation							14,751						14,751
Excess income tax deficiency from stock-based compensation							(961)						(961)
Redeemable noncontrolling interest adjustment							(8,424)						(8,424)
Acquisition of partner’s noncontrolling interest in consolidated subsidiaries							(20,197)					(7,138)	(27,335)
Contributions from noncontrolling interests												1,886	1,886
Distributions to noncontrolling interests												(27,680)	(27,680)
Change to equity method of accounting for subsidiaries												(724)	(724)
Other changes in noncontrolling interests												925	925
Balances at January 31, 2013	211	$10,552	163,729	$54,576	20,235	$6,745	$932,045	$576,285	7	$(108)	$(103,203)	$261,679	$1,738,571
Net earnings, net of $16,847 attributable to redeemable noncontrolling interest								(5,307)				(48,636)	(53,943)
Other comprehensive income, net of tax											26,621	34	26,655
Purchase of treasury stock									180	(3,167)			(3,167)
Conversion of Class B to Class A shares			62	20	(62)	(20)							—
Issuance of Class A shares in exchange for Series A preferred stock	(110)	(5,489)	363	121			5,368						—
Redemption of Series A preferred stock	(101)	(5,063)											(5,063)
Proceeds from settlement of equity call hedge related to issuance of preferred stock							23,099		765	(12,868)			10,231
Issuance of Class A shares in exchange for Puttable Equity-Linked Senior Notes due 2014			13,679	4,559			189,786						194,345
Restricted stock vested			600	202			(202)						—
Exercise of stock options			66	22			966		(10)	165			1,153
Preferred stock dividends								(185)					(185)
Stock-based compensation							16,197						16,197
Excess income tax deficiency from stock-based compensation							(133)						(133)
Redeemable noncontrolling interest adjustment							50,546						50,546
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries							(95,924)					(2,763)	(98,687)
Contributions from noncontrolling interests												80,339	80,339
Distributions to noncontrolling interests												(36,400)	(36,400)
Change to equity method of accounting for subsidiaries												5,660	5,660
Adjustment due to change in ownership of consolidated subsidiaries							(26,000)					26,000	—
Balances at December 31, 2013	—	$—	178,499	$59,500	20,173	$6,725	$1,095,748	$570,793	942	$(15,978)	$(76,582)	$285,913	$1,926,119
Net loss, net of $17,095 attributable to redeemable noncontrolling interest								(7,595)				3,670	(3,925)
Other comprehensive income, net of tax											17,736	55	17,791
Purchase of treasury stock									215	(4,009)			(4,009)
Conversion of Class B to Class A shares			964	322	(964)	(322)							—
Restricted stock vested			723	240			(240)						—
Exercise of stock options							(276)		(62)	1,065			789
Stock-based compensation							19,673						19,673
Excess income tax deficiency from stock-based compensation							(419)						(419)
Exchange of Class A Common Units for Class A shares			673	224			34,134					(34,358)	—
Redeemable noncontrolling interest adjustment							(28,390)						(28,390)
Acquisition of partner’s noncontrolling interest in consolidated subsidiaries							(32,505)					(67,358)	(99,863)
Contributions from noncontrolling interests												175,274	175,274
Distributions to noncontrolling interests												(14,634)	(14,634)
Adjustment due to change in ownership of consolidated subsidiaries							78,103					(82,038)	(3,935)
Change in control of equity method subsidiary												168,252	$168,252
Balances at December 31, 2014	—	$—	180,859	$60,286	19,209	$6,403	$1,165,828	$563,198	1,095	$(18,922)	$(58,846)	$434,776	$2,152,723

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended	11 Months Ended	Year Ended
	December 31, 2014	December 31, 2013	January 31, 2013
	(in thousands)
Net earnings (loss)	$(21,020)	$(70,790)	$36,271
Depreciation and amortization	230,466	273,054	212,254
Amortization of mortgage procurement costs	8,518	8,375	10,966
Impairment of real estate	277,095	421,361	30,660
Impairment of unconsolidated entities	3,124	—	390
Write-offs of abandoned development projects	283	30,214	26,850
(Gain) loss on extinguishment of debt	1,179	(4,549)	(7,096)
Other income - net gain on sale of a fiber optics network	—	(6,734)	—
Net (gain) loss on land held for divestiture activity	—	7,382	(6,480)
Net loss on disposition of partial interest in development project	20,298	—	—
Net gain on disposition of full or partial interest in rental properties	(30,281)	(496,092)	—
Net gain on change in control of interests	(230,660)	(2,762)	(8,351)
Deferred income tax expense (benefit)	(22,127)	11,704	46,523
Earnings from unconsolidated entities	(90,032)	(107,825)	(85,798)
Net (gain) loss on land held for divestiture activity of unconsolidated entities	—	(1,338)	40,777
Stock-based compensation expense	13,729	10,371	9,355
Amortization and mark-to-market adjustments of derivative instruments	3,889	7,951	(7,249)
Cash distributions from operations of unconsolidated entities	82,725	64,346	80,027
Non-cash operating expenses and deferred taxes included in discontinued operations	8,528	72,922	14,207
Gain on disposition of rental properties included in discontinued operations	(28,100)	(41,831)	(100,900)
Decrease in land inventory	14,170	8,966	11,401
Decrease in land held for divestiture	—	199	55,650
Decrease (increase) in notes and accounts receivable	11,928	(12,684)	(2,228)
(Increase) decrease in other assets	(285)	38,612	4,888
Increase (decrease) in accounts payable, accrued expenses and other liabilities	8,595	(48,047)	55,328
Net cash provided by operating activities	262,022	162,805	417,445
Cash Flows from Investing Activities
Capital expenditures	(419,869)	(461,628)	(803,865)
Payment of lease procurement costs	(13,251)	(8,308)	(11,992)
Decrease (increase) in notes receivable	39,435	(42,158)	(37,583)
Decrease in restricted cash used for investing purposes	82,276	58,555	117,690
Proceeds from disposition of full or partial interests in rental properties or development project	279,012	625,027	113,842
Contributions to investments in and advances to unconsolidated entities	(147,698)	(41,093)	(56,977)
Distributions from investments in and advances to unconsolidated entities	136,338	97,602	167,607
Net cash (used in) provided by investing activities	(43,757)	227,997	(511,278)
Cash Flows from Financing Activities
Proceeds from nonrecourse mortgage debt and notes payable	602,939	629,714	907,608
Principal payments on nonrecourse mortgage debt and notes payable	(796,898)	(889,566)	(593,810)
Borrowings on revolving credit facility	965,925	899,794	458,700
Payments on revolving credit facility	(965,925)	(899,794)	(458,700)
Proceeds from issuance of Convertible Senior Notes due 2020, net of issuance costs	—	291,250	—
Redemption of Puttable Equity-Linked Senior Notes due 2014	—	(1,058)	—
Redemption of Senior Notes due 2015	—	(53,253)	—
Redemption of Senior Notes due 2017	—	(132,144)	—
Redemption of Senior Notes due 2034	—	(218,951)	—
Make-whole premium and inducements related to exchange of Senior Notes due 2014 for Class A common stock	—	(5,490)	—
Transaction costs related to exchange of Senior Notes for Class A common stock	—	(2,300)	—
Payment of deferred financing costs	(20,803)	(10,239)	(25,217)
Change in restricted cash used for financing purposes	—	—	(8,208)
Purchase of treasury stock	(4,009)	(3,167)	(1,963)
Inducements related to conversion of preferred stock for Class A common stock	—	—	(19,069)
Transaction costs related to conversion of preferred stock for Class A common stock	—	—	(3,301)
Redemption of Series A preferred stock	—	(5,063)	—
Proceeds from equity call hedge related to the issuance of Series A preferred stock	—	10,231	—
Exercise of stock options	789	1,153	8,368
Dividends paid to preferred shareholders	—	(185)	(13,060)
Acquisitions of noncontrolling interests	(94,168)	(98,687)	(27,335)
Contribution from redeemable noncontrolling interest	—	—	11,348
Contributions from noncontrolling interests	154,831	80,339	1,886
Distributions to noncontrolling interests	(14,634)	(36,400)	(27,680)
Net cash (used in) provided by financing activities	(171,953)	(443,816)	209,567
Net increase (decrease) in cash and equivalents	46,312	(53,014)	115,734
Cash and equivalents at beginning of period	280,206	333,220	217,486
Cash and equivalents at end of period	$326,518	$280,206	$333,220

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

A. Summary of Significant Accounting Policies
Nature of Business
Forest City Enterprises, Inc. (the “Company”) principally engages in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. The Company operates through three strategic business units and has five reportable operating segments. The three strategic business units, which represent four reportable operating segments, are the Commercial Group, Residential Group and Land Development Group (collectively, the “Real Estate Groups”). The Commercial Group, the largest strategic business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings and mixed-use projects. Additionally, it operates Barclays Center, a sports and entertainment arena located in Brooklyn, New York, which is reported as a separate operating segment (“Arena”). The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments, adaptive re-use developments and subsidized senior housing. The Residential Group also owns interests in entities that develop and manage military family housing. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers at its Stapleton project in Denver, Colorado.
Corporate Activities is the other reportable operating segment, which includes the Company’s equity method investment in the Brooklyn Nets, a member of the National Basketball Association (“NBA”).
The Company has approximately $8.8 billion of consolidated assets in 24 states and the District of Columbia at December 31, 2014. The Company’s core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C. The Company has offices in Albuquerque, Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and the Company’s corporate headquarters in Cleveland, Ohio.
Change in Year-End
The Company changed its year-end to December 31 from January 31, effective December 31, 2013 (the “Year-end change”). As a result, the Company presents the 11 month period ended December 31, 2013 as its transition period (the “2013 Transition period”). Due to the Year-end change, many of the differences in comparisons of the Company’s results are impacted by the one-month difference between the 2013 Transition period and the full years presented. The Company believes the Year-end change was useful to its financial statement users to allow for increased comparability of its performance to its peers. The years 2014, 2013 and 2012 refer to the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013, respectively.
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
The accounting guidance for consolidation of variable interest entities (“VIEs”) requires an ongoing reassessment of determining whether a variable interest gives a company a controlling financial interest in a VIE. VIEs are entities in which the equity investors do not have sufficient equity at risk to finance their endeavors without additional financial support or the holders of the equity investment at risk do not have a controlling financial interest. The Company continuously reassesses whether or not it has the (a) power to direct the activities of the VIE that most significantly affect its economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Reclassifications
During the year ended December 31, 2014, the Company established several new financial statement line items within the Revenue and Expense sections of the Consolidated Statement of Operations to provide the financial statement user additional details of the components of total revenues and total expenses. Accordingly, comparable amounts for the 11 months ended December 31, 2013 and the year ended January 31, 2013 have been reclassified.
The Nets operating segment information as of December 31, 2013 and for the 11 months ended December 31, 2013 and the year ended January 31, 2013 has been reclassified and aggregated with the Corporate Activities operating segment disclosures to conform to the current year presentation. Certain other prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.
New Accounting Guidance
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
In April 2014, the FASB issued an amendment to the accounting guidance for reporting discontinued operations and disclosures of disposals of components of an entity. This guidance changes the requirements for reporting discontinued operations and the criteria for determining which disposals can be presented as discontinued operations. This guidance is effective for annual reporting periods beginning on or after December 15, 2014 and interim reporting periods within that annual period. This guidance was early adopted effective April 1, 2014. The adoption of this guidance is expected to substantially reduce the number of property disposals qualifying for discontinued operations as compared to historical results.
In January 2015, the FASB issued an amendment to the accounting guidance to eliminate the concept of extraordinary items from GAAP. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently has been retained and expanded to include items that are both unusual in nature and infrequently occurring. This guidance is effective for annual reporting periods beginning after December 15, 2015 and interim reporting periods within that annual period. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This guidance was early adopted effective January 1, 2015 and is not expected to have a material impact on the Company’s consolidated financial statements.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Acquisition of Rental Properties
Upon acquisition of a rental property, the purchase price of the property is allocated to net tangible and identified intangible assets acquired based on fair values. The Company’s most common method of acquisition is acquiring its joint venture partners interest in an individual property or a group of properties. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental revenues (or rental expense for ground leases in which the Company is the lessee) over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental revenues (or rental expense for ground leases in which the Company is the lessee) over the remaining non-cancelable terms of the respective leases, including any fixed-rate renewal periods that are probable of being exercised. For the Company’s below-market lease and in-place lease intangibles remaining at December 31, 2014 and 2013, the Company assumed fixed rate renewals for the in-place leases deemed to be at or near market and includes the assumed renewals in the calculation of intangible asset values and related amortization period.
Intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Company’s evaluation of each tenant’s lease and its overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to in-place leases, including leasing commissions, legal expenses and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective lease. The Company’s estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Company in this analysis include an estimate of the carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also uses the information obtained as a result of its pre-acquisition due diligence in considering any conditional asset retirement obligations, and when necessary, will record a conditional asset retirement obligation as part of its purchase price.
When calculating the estimated value to assign to a tenant relationship intangible asset, the Company estimates the likelihood a lessee will execute a lease renewal and other factors relative to the relationship. In determining the likelihood of lease renewal, the Company utilizes a probability weighted model based on many factors. Other qualitative factors related to the relationship the Company considers include, but are not limited to, the nature and extent of the business relationship with the tenant, growth prospects for developing new business with the tenant and the tenant’s credit quality. The value of tenant relationship intangibles is amortized over the remaining initial lease term and expected renewals, but in no event longer than the remaining depreciable life of the building. The value of in-place leases is amortized over the remaining non-cancelable term of the respective leases and any fixed-rate renewal periods deemed probable.
In the event a tenant terminates its lease, the unamortized portion of each intangible asset, including market rate adjustments, in-place lease values and tenant relationship values, would be charged to expense.
Cash and Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.
The Company maintains operating cash and reserves for replacement balances in financial institutions which, from time to time, may exceed federally insured limits. The Company periodically assesses the financial condition of these institutions and believes the risk of loss is minimal.
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
Restricted Cash
Restricted cash represents amounts with financial institutions for debt service payments, taxes and insurance, collateral, security deposits, capital replacement, improvement and operating reserves, bond funds, development escrows and construction escrows.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Allowance for Doubtful Accounts and Reserves on Notes Receivable
The Company records allowances against its receivables from tenants and other receivables it considers uncollectible. These allowances are based on management’s estimate of receivables that will not be realized from cash receipts in subsequent periods. The Company also maintains an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. The allowance against the straight-line rent receivable is based on historical experience with early lease terminations as well as specific review of significant tenants and tenants having known financial difficulties. There is a risk the estimate of the expected activity of current tenants may not accurately reflect future events. If the estimate does not accurately reflect future tenant vacancies, the reserve for straight-line rent receivable may be over or understated by the actual tenant vacancies that occur.
The Company estimates the allowance for notes receivable based on its assessment of expected future cash flows estimated to be received with consideration given to any collateral of the respective note. If the estimate of expected future cash flows does not accurately reflect actual events, the reserve on notes receivable may be over or understated by the actual cash flows that occur.
Investments in Unconsolidated Entities
Investments in unconsolidated entities include investments in and advances to unconsolidated entities and cash distributions and losses in excess of investments in unconsolidated entities the Company does not control and/or is not deemed to be the primary beneficiary. The Company accounts for its investments in unconsolidated entities using the equity method of accounting whereby the cost of an investment is adjusted for the Company’s share of income or loss from the date of acquisition, increased for equity contributions made and reduced by distributions received. The income or loss for each unconsolidated entity is allocated in accordance with the provisions of the applicable operating agreements, which may differ from the ownership interest held by each investor. Certain investments in unconsolidated entities’ share of cumulative allocated losses and cash distributions received exceeds its cumulative allocated share of income and equity contributions. As a result, the carrying value of certain investments in unconsolidated entities is negative, based on the Company’s ongoing potential funding requirements. Unconsolidated entities with negative carrying values are included in cash distributions and losses in excess of investments in unconsolidated entities in the Consolidated Balance Sheets. Differences between the Company’s carrying value of its investment in unconsolidated entities and the Company’s underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets or liabilities, as applicable. The Company records income or loss in certain unconsolidated entities based on the distribution priorities, which may change upon the achievement of certain return thresholds.
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
Intangible Assets
Upon an acquisition of a rental property, the Company records intangible assets acquired at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets with finite lives on a straight-line basis over the period the assets are expected to contribute directly or indirectly to the future cash flows of the acquired property. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Variable Interest Entities
The Company’s VIEs consist of joint ventures engaged in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing and the Nets. As of December 31, 2014, the Company determined it was the primary beneficiary of 24 VIEs representing 20 properties, which are consolidated. The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of December 31, 2014, the Company owns variable interests in 61 VIEs for which it is not the primary beneficiary, which are accounted for as equity method investments. The maximum exposure to loss as a result of the ownership of these unconsolidated VIEs is limited to the Company’s applicable investment balances, which approximates $277,000,000 at December 31, 2014.
During the year ended December 31, 2014, the Company entered into a joint venture with Greenland Atlantic Yards, LLC, a subsidiary of Shanghai-based Greenland Holding Group Company Limited (“Greenland”), to execute on the remaining development rights of Pacific Park Brooklyn, a 22 acre mixed-use project in Brooklyn, New York. Following the transaction, the Company determined it was no longer the primary beneficiary of the Pacific Park Brooklyn project, which historically was a VIE. The impact of the deconsolidation to the December 31, 2013 Consolidated Balance Sheet and parenthetical disclosures were decreases of $504,171,000 to development project held for sale, $1,141,000 to cash and equivalents, $99,784,000 to restricted cash, $2,571,000 to other assets, $228,000,000 to mortgage debt, nonrecourse of development project held for sale, $20,428,000 to accounts payable, accrued expenses and other liabilities and an increase to investments in and advances to unconsolidated entities of $156,071,000 to the December 31, 2014 Consolidated Balance Sheet. See Note S – Net Loss on Disposition of Partial Interest in Development Project for detailed information on the joint venture.
During the year ended December 31, 2014, the Company acquired the remaining noncontrolling interest of Arizona State Retirement System (“ASRS”) in the under construction B2 BKLYN, an apartment building in Brooklyn, New York. Following the transaction, the Company determined B2 BKLYN was no longer a VIE. The impact of the removal of the entity from VIE status to the parenthetical disclosures on the December 31, 2013 Consolidated Balance Sheet were decreases of $104,408,000 to real estate, net, $1,306,000 to cash and equivalents, $46,801,000 to restricted cash, $3,110,000 to other assets, $56,605,000 to mortgage debt and notes payable, nonrecourse and $7,656,000 to accounts payable, accrued expenses and other liabilities. See Note Q – Impairment of Real Estate and Impairment of Unconsolidated Entities for additional information
Derivative Instruments and Hedging Activities
Derivatives are recorded at fair value. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and whether it meets the hedge accounting requirements. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of gain or loss recognition on the instrument with the recognition of the change in the fair value of the hedged asset or liability attributable to the hedged risk (in a fair value hedge) or the earnings effect of the hedged forecasted transactions (in a cash flow hedge). The Company may enter into derivative contracts intended to economically hedge certain interest rate risk, even though the contracts do not qualify for or the Company has elected not to apply hedge accounting.
Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”):

	December 31,	December 31,	January 31,
	2014	2013	2013
	(in thousands)
Unrealized losses on securities	$—	$—	$340
Unrealized (gains) losses on foreign currency translation	137	189	(69)
Unrealized losses on interest rate contracts (1)	96,084	125,059	168,497
	96,221	125,248	168,768
Income tax benefit	(37,281)	(48,517)	(65,382)
Noncontrolling interest	(94)	(149)	(183)
Accumulated Other Comprehensive Loss	$58,846	$76,582	$103,203

(1)
Included in the amounts as of December 31, 2014, December 31, 2013 and January 31, 2013 are $73,536, $97,360 and $126,506, respectively, of unrealized loss on an interest rate swap associated with New York Times office building on its nonrecourse mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all-in lender interest rate of 6.40% and expires in September 2017.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the changes, net of tax and noncontrolling interest, of accumulated OCI by component:

	Securities	Foreign Currency Translation	Interest Rate Contracts	Total
	(in thousands)
Balance, February 1, 2013	$(208)	$42	$(103,037)	$(103,203)
OCI before reclassifications	430	(158)	22,707	22,979
(Gain) loss reclassified from accumulated OCI	(222)	—	3,864	3,642
Total other comprehensive income (loss)	208	(158)	26,571	26,621
Balance, January 1, 2014	$—	$(116)	$(76,466)	$(76,582)
OCI before reclassifications	—	32	13,898	13,930
Loss reclassified from accumulated OCI	—	—	3,806	3,806
Total other comprehensive income	—	32	17,704	17,736
Balance, December 31, 2014	$—	$(84)	$(58,762)	$(58,846)
The following table summarizes (gains) losses reclassified from accumulated OCI and their location on the Consolidated Statements of Operations:

Accumulated OCI Components	(Gain) Loss Reclassified from Accumulated OCI	Location on Consolidated Statements of Operations
	(in thousands)
Year Ended December 31, 2014
Interest rate contracts	2,523	Interest expense
Interest rate contracts	3,666	Discontinued operations
Interest rate contracts	59	Equity in earnings
	6,248	Total before income tax and noncontrolling interest
	(2,412)	Income tax benefit
	(30)	Noncontrolling interest
	$3,806	Loss reclassified from accumulated OCI
11 Months Ended December 31, 2013
Interest rate contracts	6,258	Interest expense
Interest rate contracts	82	Equity in earnings
	6,340	Total before income tax and noncontrolling interest
	(2,460)	Income tax benefit
	(16)	Noncontrolling interest
	$3,864	Loss reclassified from accumulated OCI
Noncontrolling Interest
Interests held by partners in consolidated entities are reflected in noncontrolling interest, which represents the noncontrolling interests’ share of the underlying net assets of the Company’s consolidated subsidiaries. Noncontrolling interest that is not redeemable is reported in the equity section of the Consolidated Balance Sheets.
Noncontrolling interests where the Company may be required to repurchase the noncontrolling interest at fair value under a put option or other contractual redemption requirements are reported in the mezzanine section of the Consolidated Balance Sheets as redeemable noncontrolling interest. The Company adjusts the redeemable noncontrolling interest to redemption value (which approximates fair value) at each balance sheet date with changes recognized as an adjustment to additional paid-in capital. In the event the historical cost of the redeemable noncontrolling interest, which represents initial cost, adjusted for contributions, distributions and the allocation of profits or losses, is in excess of estimated fair value, the Company records the redeemable noncontrolling interest at historical cost.
In connection with the closing of a joint venture with Greenland, the Company became obligated to purchase certain noncontrolling interests of the fully consolidated entity that contributed the development project into the joint venture. See Note S – Net Loss on Disposition of Partial Interest in Development Project for detailed information on the joint venture. In addition, the Company acquired certain other partners’ noncontrolling interest in Shops at Wiregrass, a regional mall in Tampa, Florida, Waterfront Station, a mixed-use development project in Washington, D.C., and B2 BKLYN, during the year ended December 31, 2014. The fair value of consideration exchanged or accrued related to all noncontrolling interest acquisitions in excess of the historical cost was $32,505,000, resulting in a decrease in additional paid-in-capital as reflected in the Consolidated Statements of Equity.
During the year ended December 31, 2014, the Company contributed two operating and three under construction apartment communities into our strategic capital partnership with ASRS. The fair value of consideration exchanged related to these contributions in excess of book value was $78,103,000, resulting in an increase in additional paid-in capital and corresponding decrease to noncontrolling interest as reflected in the Consolidated Statement of Equity.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Recognition of Revenues
Rental – Lease terms in the retail centers and office buildings generally range from 1 to 30 years, excluding leases with certain anchor tenants, which typically are longer. Minimum rents are recognized on a straight-line basis over the non-cancelable term of the related lease, which include the effects of rent steps and rent abatements under the leases. Overage rents are recognized after sales thresholds have been achieved. Residential lease terms are generally one year.
Tenant Recoveries – Reimbursements from commercial tenants for common area maintenance, taxes, insurance and other commercial property operating expenses as provided in the lease agreements are recognized in the period the applicable costs are incurred.
Service and Management Fees – Management, leasing, finance, development and other service fee revenue is recognized in the period in which the services are performed. Revenues and profit on long-term fixed-price contracts are recorded using the percentage-of-completion method. Revenues on reimbursable cost-plus fee contracts are recorded in the amount of the accrued reimbursable costs plus proportionate fees at the time the costs are incurred.
Parking and Other – Revenues derived from monthly and transient tenant parking and other revenue is recognized in the period the services are performed.
Arena – The Arena naming rights agreement commenced with the opening of the Arena, has a 20 year term and is subject to certain extension rights. Arena naming rights revenue is recognized on a straight-line basis over the term of the agreement.
Arena founding partner and sponsor agreements entitle the parties to certain sponsorship, promotional, media, hospitality and other rights and entitlements. These agreements expire at various terms ranging from one to seven years from the Arena opening and revenue is recognized on a straight-line basis over the term of the agreements.
Arena suite licenses entitle the licensee to the use of a luxury suite in the Arena. The terms of the suite license agreements range from one to seven years. Revenue is recognized on a straight-line basis over the term of the agreements.
Ticketing fee revenue is based on the Arena’s share of ticket sale fees in accordance with an agreement with Ticketmaster. Revenue from ticketing fees is deferred and recognized upon settlement of the related event.
Land Sales – Sales of land to residential, commercial and industrial customers, primarily at the Company’s Stapleton project, and sales of commercial and residential outlots adjacent to the Company’s operating property portfolio are recognized at closing or upon completion of all conditions precedent to the sales contract (whichever is later).
Military Housing – Property management and asset management fees are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, generated by the military housing privatization projects as defined in the agreements. Additional property management incentive fees are recognized based upon successful completion of criteria set forth in the property management agreements.
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
Real Estate Sales and Assets Held for Sale
The specific timing of a sale transaction and recognition of profit is measured against various criteria in the real estate sales accounting guidance covering the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, the Company defers gain recognition and accounts for the transaction by applying the deposit, finance, installment or cost recovery methods, as appropriate.
Prior to the adoption of the new accounting guidance on discontinued operations in April 2014, consolidated properties sold or determined to be held for sale were reported as discontinued operations. The determination of when an asset qualifies as held for sale requires significant judgment. Factors the Company considers when evaluating whether an asset qualifies as held for sale include, among other things, whether the potential sale is approved by management, the status of any marketing efforts, interest from prospective buyers, the status of any sale negotiations and the probability of whether the asset will be sold in twelve months. Each potential sale is evaluated based on its separate facts and circumstances.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Recognition of Expenses
Property Operating and Management – Expenses incurred at the operating property level and general business unit expenses, including non-capitalizable development costs and management and service company expenses, are recognized as incurred.
Real Estate Taxes – Real estate taxes on operating properties are recognized over the applicable tax period. Real estate taxes during active development and construction are capitalized as a project cost.
Ground Rent – Expenses related to ground leases are recognized using the straight-line method over the non-cancelable lease term. Participation payments triggered by defined events within the respective lease agreements such as refinancings, sales or other capital transactions are expensed when incurred. Ground rent during active development and construction is capitalized as a project cost.
Arena Operating – Operating expenses related to the Arena are recognized as incurred.
Cost of Land Sales – Cost of land associated with land sales is recognized in the same period as the respective revenue from the sale qualifies for recognition.
Military Housing – Operating expenses related to the Military Housing are recognized as incurred.
Corporate General and Administrative – Expenses related to the Company’s Corporate segment are recognized as incurred.
Stock-Based Compensation
Stock-based compensation cost is measured at the date of grant and is based on the fair value of the equity award. The fair value of stock options is computed using the Black-Scholes option pricing model, which incorporates assumptions for risk-free rate, expected volatility, dividend yield, and expected life of the options. The fair value of restricted stock is equal to the closing price of the stock on the date of grant. The fair value cost of stock options and restricted stock, as adjusted for estimated forfeitures, is recognized over the requisite service period of the grantee using the straight-line attribution method. Cost recognition is accelerated if the grantee is retirement-eligible (as defined in the 1994 Stock Plan, as amended) or becomes retirement-eligible before the end of the nominal vesting period. The cost is recognized immediately if the grantee is retirement-eligible at the date of grant or on a straight-line basis over the period ending with the first anniversary from the date of grant when the individual becomes retirement-eligible. The fair value of performance shares that do not have a market condition is equal to the closing price of the underlying stock on the date of grant. The compensation cost is recognized on a straight-line basis over the requisite service period if it is probable the performance goals will be achieved. The fair value of performance shares that have a market condition is computed using a Monte Carlo simulation. The compensation cost is recognized over the requisite service period if the requisite service is rendered, even if the market condition is never satisfied.
Cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options or shares (excess tax benefits) are classified as financing cash flows in the Consolidated Statements of Cash Flows. The Company records excess tax benefits only if the excess tax deductions reduce taxes payable computed on a with-and-without basis. There were no excess tax benefits classified as financing cash flows for the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013.
Depreciation and Amortization
Depreciation and amortization is generally computed on a straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings (other than the Arena) and certain first generation tenant allowances considered by management as a component of the building are 40 to 50 years. The estimated useful life of the Arena is 34.5 years, reflecting the ground leases on which the Arena was built. Subsequent tenant improvements and those first generation tenant allowances not considered a component of the building are amortized over the lesser of the remaining useful life of the asset or the term of the tenant’s lease. This estimated life is based on the length of time the asset is expected to generate positive operating cash flows. Actual events and circumstances can cause the life of the building and tenant improvement to be different than the estimates made. Additionally, lease terminations can affect the economic life of the tenant improvements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Capitalization
Major improvements and tenant improvements that are the Company’s assets are capitalized and expensed through depreciation charges. Tenant improvements qualifying as lease inducements are capitalized into other assets and amortized as a reduction of rental revenues over the term of the tenant’s lease. Repairs, maintenance and minor improvements are expensed as incurred.
A variety of costs are incurred in the development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves judgment. The Company’s capitalization policy on development properties is based on accounting guidance for the capitalization of interest cost and accounting guidance for costs and the initial rental operations of real estate properties. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on any portion substantially completed and occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction. Costs and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts and any resulting gains or losses are reported in the Consolidated Statements of Operations.
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
Impairment of Real Estate
The Company reviews its real estate for impairment whenever events or changes indicate its carrying value may not be recoverable. Impairment indicators include, but are not limited to, significant decreases in property net operating income, significant decreases in occupancy rates, the physical condition of the property and general economic conditions. A property’s value is impaired if the aggregate future cash flows (undiscounted and without interest charges) to be generated are less than the carrying value of the property. In addition, the undiscounted cash flows may consider a probability-weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated at the balance sheet date. Significant estimates are made in the determination of future undiscounted cash flows including future net operating income, estimated hold periods, risk of foreclosure and estimated cash proceeds received upon disposition of the asset. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the property. Determining fair value of real estate involves significant judgments and estimates including timing and amounts of expected cash flows, discount rates, capitalization rates and comparable sales data, which are considered Level 3 inputs. Changes to these estimates could affect whether or not an impairment charge would be required and/or the amount of impairment charges recognized.
Impairment of Unconsolidated Entities
The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate its carrying value in the investments may be in excess of fair value. A loss in value of an equity method investment which is other-than-temporary is recognized as an impairment of unconsolidated entities. This determination is based upon the length of time elapsed, severity of decline, possible recovery period and other relevant facts. Determining fair value of a real estate investment and whether or not a loss is other-than-temporary involves significant judgments and estimates. Examples of these estimates include timing and amounts of expected cash flows, discount rates, capitalization rates and comparable sales data, which are considered Level 3 inputs. Changes to these estimates could affect whether or not an impairment charge would be required and/or the amount of impairment charges recognized.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Historic and New Market Tax Credit Entities
The Company has investments in properties that have received, or the Company believes are entitled to receive, historic preservation tax credits on qualifying expenditures under Internal Revenue Code (“IRC”) section 47 and new market tax credits on qualifying investments in designated community development entities (“CDEs”) under IRC section 45D, as well as various state credit programs, including participation in the New York State Brownfield Tax Credit Program, which entitles the members to tax credits based on qualified expenditures at the time those qualified expenditures are placed in service. The Company typically enters into these investments with sophisticated financial investors. In exchange for the financial investors’ initial contribution into the investment, the financial investor is entitled to substantially all of the benefits derived from the tax credit. Typically, these arrangements have put/call provisions (which range up to seven years) whereby the Company may be obligated (or entitled) to repurchase the financial investors’ interest. The Company has consolidated each of these entities in its consolidated financial statements and has included these investor contributions in accounts payable, accrued expenses and other liabilities.
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
Income Taxes
Deferred tax assets and liabilities are recorded to reflect the expected tax consequences on future years attributable to temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has recognized the benefit of its tax loss carryforward, which it expects to use as a reduction of the deferred tax expense. The Company records valuation allowances against deferred tax assets if it is more likely than not a portion or all of the deferred tax asset will not be realized. The Company’s financial statements reflect the expected future tax consequences of a tax position if that tax position is more likely than not of being sustained upon examination, presuming the taxing authorities have full knowledge of the position and all relevant facts. The Company records interest and penalties related to uncertain income tax positions as a component of income tax expense.
Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The Class A Common Units issued in exchange for Bruce C. Ratner’s noncontrolling interests in the Forest City Ratner Company portfolio in November 2006, which are reflected as noncontrolling interests in the Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in dividends paid to the Company’s common shareholders. The Class A Common Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with a put or conversion of the Puttable Equity-Linked Senior Notes due 2014 (which were redeemed during 2013), Convertible Senior Notes due 2016, Convertible Senior Notes due 2018, Convertible Senior Notes due 2020 and Series A Cumulative Perpetual Convertible Preferred Stock (which were redeemed during 2013) are included in the computation of diluted EPS using the if-converted method.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

2013 Transition Period Comparative Data
The following table presents certain financial information for the 11 months ended December 31, 2013 and 2012, for comparability purposes.

	11 Months Ended December 31,
	2013	2012 (Unaudited)
	(in thousands)
Revenues	$998,272	$963,325
Expenses
Operating expenses	665,818	600,134
Depreciation and amortization	273,054	189,168
Write-offs of abandoned development projects and demolition costs	40,414	14,029
Impairment of real estate	421,361	30,660
Net loss on land held for divestiture activity	7,382	4,457
Total expenses	1,408,029	838,448
Operating income (loss)	(409,757)	124,877

Interest and other income	52,283	42,245
Net gain on disposition of partial interest in rental properties	496,092	—
Net gain on change in control of interests	2,762	8,351
Interest expense	(285,042)	(228,980)
Amortization of mortgage procurement costs	(8,375)	(9,987)
Gain on extinguishment of debt	4,549	6,807
Loss before income taxes	(147,488)	(56,687)
Income tax expense (benefit)	12,266	(12,430)

Earnings from unconsolidated entities, including impairment, gross of tax	107,825	84,543
Net gain (loss) on land held for divestiture activity, gross of tax	1,338	(42,606)
	109,163	41,937
Loss from continuing operations	(50,591)	(2,320)
Discontinued operations, net of tax	(20,199)	59,410
Net earnings (loss)	(70,790)	57,090
Noncontrolling interests	65,483	(5,635)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	(5,307)	51,455
Preferred dividends and inducements of preferred stock conversions	(185)	(32,129)
Net earnings (loss) attributable to common shareholders	$(5,492)	$19,326

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

	Year Ended	11 Months Ended	Year Ended
	December 31, 2014	December 31, 2013	January 31, 2013
	(in thousands)
Investing activities
Decrease in projects under construction and development	$313,480	$87,857	$33,662
(Increase) decrease in completed rental properties	(368,588)	842,261	170,033
(Increase) decrease in restricted cash	(1,272)	4,326	14,463
(Increase) decrease in investments in and advances to unconsolidated entities	(202,922)	(32,078)	21,826
Total effect on investing activities	$(259,302)	$902,366	$239,984
Financing activities
Increase in accounts payable, accrued expenses and other liabilities	$5,552	$—	$—
Decrease in nonrecourse mortgage debt and notes payable	(153,345)	(903,085)	(215,008)
Decrease in convertible senior debt	—	(218,675)	(6,049)
Decrease in restricted cash	—	—	8,208
Decrease in preferred stock	—	(5,489)	(209,448)
Increase in Class A common stock	225	4,680	4,617
Increase in additional paid-in capital	111,150	241,268	200,448
Increase in treasury stock	—	(12,868)	—
Increase (decrease) in redeemable noncontrolling interest	28,390	(50,546)	8,424
Increase in noncontrolling interest	44,876	31,702	558
Total effect on financing activities	$36,848	$(913,013)	$(208,250)

B. Notes and Accounts Receivable, Net
The components of notes and accounts receivable, net are as follows:

	December 31, 2014	December 31, 2013
	(dollars in thousands)
Straight-line rent from tenants	$131,887	$135,370
Military Housing, primarily reimbursable construction costs	27,024	29,771
Stapleton advances	150,111	145,917
Tenant receivables	16,298	20,008
Notes receivable	34,922	38,225
Other	69,567	101,411
	429,809	470,702
Allowance for doubtful accounts	(10,771)	(15,141)
Notes and Accounts Receivable, Net	$419,038	$455,561
Weighted average interest rate on notes receivable	6.81%	6.47%
Notes receivable due within one year	$4,548	$8,534
Stapleton Advances
The Company has made interest-bearing advances to the Park Creek Metropolitan District for in-tract infrastructure at its Stapleton project. The Company recorded $12,252,000, $10,047,000 and $7,893,000 of interest income related to these advances for the year ended December 31, 2014, 11 months ended December 31, 2013 and the year ended January 31, 2013, respectively. The advances had a weighted average interest rate of 8.64% at December 31, 2014.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

C. Investments in Unconsolidated Entities
The following is a reconciliation of members’ and partners’ equity to the Company’s carrying value:

	December 31, 2014	December 31, 2013
	(in thousands)
Total members’ and partners’ equity	$1,234,612	$798,590
Equity of other members and partners	1,079,695	777,646
Company’s net investment in unconsolidated entities	154,917	20,944
Basis differences (1)	238,606	137,259
Advances to and on behalf of affiliates	15,450	32,119
Total Investments in Unconsolidated Entities, net	$408,973	$190,322
Assets - Investments in and advances to unconsolidated entities	$620,466	$447,165
Liabilities - Cash distributions and losses in excess of investments in unconsolidated entities	(211,493)	(256,843)
Total Investments in Unconsolidated Entities, net	$408,973	$190,322

(1)
Represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the equity method venture level, which is typically amortized over the life of the related assets or liabilities. Basis differences relate to certain acquisition, transaction and other costs, as well as other-than-temporary impairments not reflected in the net assets at the equity method venture level.

Summarized financial information for the equity method investments is as follows:

	(Combined 100%)
	December 31, 2014	December 31, 2013
	(in thousands)
Balance Sheets:
Real Estate
Completed rental properties	$7,982,583	$8,142,158
Projects under construction and development	840,797	205,465
Land inventory	114,301	120,592
Total Real Estate	8,937,681	8,468,215
Less accumulated depreciation	(1,716,329)	(1,676,354)
Real Estate, net	7,221,352	6,791,861
Cash and equivalents	211,533	156,491
Restricted cash - military housing bond funds	161,460	116,372
Other restricted cash	381,190	316,315
Other assets	1,042,420	1,074,972
Total Assets	$9,017,955	$8,456,011
Mortgage debt and notes payable, nonrecourse	$7,176,088	$7,113,515
Other liabilities	607,255	543,906
Members’ and partners’ equity	1,234,612	798,590
Total Liabilities and Members’ and Partners’ Equity	$9,017,955	$8,456,011

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	(Combined 100%)
	Year Ended	11 Months Ended	Year Ended
	December 31, 2014	December 31, 2013	January 31, 2013
	(in thousands)
Operations:
Revenues	$1,331,875	$1,160,230	$1,082,073
Operating expenses	(791,964)	(669,548)	(605,940)
Depreciation and amortization	(253,081)	(207,731)	(205,002)
Net gain (loss) on land held for divestiture activity	—	2,742	(102)
Interest and other income	22,693	14,797	17,676
Net gain on disposition of full or partial interest in rental properties	36,356	—	131,027
Interest expense including extinguishment of debt	(358,946)	(311,283)	(320,566)
Earnings (loss) from continuing operations	$(13,067)	$(10,793)	$99,166
Discontinued operations:
Operating earnings from rental properties	215	4,623	5,387
Gain on disposition of rental properties	—	68,311	—
Discontinued operations subtotal	215	72,934	5,387
Net earnings (loss) (pre-tax)	$(12,852)	$62,141	$104,553
Company’s portion of net earnings (loss) (pre-tax)	55,288	75,014	69,320
Impairment of investments in unconsolidated entities	(3,124)	—	(390)
Impairment of investments in unconsolidated entities with land held for divestiture	—	—	(40,406)
Net gain on disposition of full or partial interest in equity method investments	34,744	34,149	16,107
Net earnings (pre-tax) from unconsolidated entities	$86,908	$109,163	$44,631
Net Gain on Disposition of Full or Partial Interest in Rental Properties and Equity Method Investments
Gains and losses on the disposition or partial disposition of unconsolidated entities are included in equity in earnings and are summarized as follows:

		Year Ended	11 Months Ended	Year Ended
		December 31, 2014	December 31, 2013	January 31, 2013
		(in thousands)
Net gain on disposition of full or partial interest in rental properties:
Golden Gate (Specialty Retail Center)	Mayfield Heights, Ohio	$33,881	$—	$—
Liberty Center (Office Building)	Pittsburgh, Pennsylvania	2,475	2,829	—
Westin Convention Center (Hotel)	Pittsburgh, Pennsylvania	—	65,482	—
8 Spruce Street (Apartment Community)	Manhattan, New York	—	—	131,027
Total gain on disposition of full or partial interest in rental properties		$36,356	$68,311	$131,027
Company’s portion of gain on disposition of full or partial interest in rental properties		$17,677	$34,281	$34,959

Net gain (loss) on disposition of full or partial interest in equity method investments:
Apartment Communities:
Westwood Reserve	Tampa, Florida	$8,904	$—	$—
Legacy Crossroads	Cary, North Carolina	6,216	—	—
Colonial Grand	Tampa, Florida	4,904	—	—
Legacy Arboretum	Charlotte, North Carolina	3,257	—	—
Woodgate / Evergreen Farms	Olmsted Township, Ohio	2,346	—	—
Barrington Place	Raleigh, North Carolina	1,515	—	—
Regional Malls:
Mall at Stonecrest	Atlanta, Georgia	7,952	—	—
Charleston Town Center	Charleston, West Virginia	—	27,080	—
Specialty Retail Centers:
Marketplace at Riverpark	Fresno, California	—	8,579	—
Plaza at Robinson Town Center	Pittsburgh, Pennsylvania	—	(1,510)	—
Village at Gulfstream Park	Hallandale Beach, Florida	—	—	14,479
Chagrin Plaza I & II (Office Buildings)	Beachwood, Ohio	—	—	1,628
Other		(350)	—	—
Total gain on disposition of full or partial interest in equity method investments		$34,744	$34,149	$16,107

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

D. Other Assets
The components of other assets are as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
Lease procurement costs, net	$101,773	$104,733
Prepaid expenses and other deferred costs, net	112,484	142,465
Intangible assets, net	123,778	105,364
Mortgage procurement costs, net	71,331	62,754
Other Assets	$409,366	$415,316
During the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013, the Company recorded $3,509,000, $4,311,000 and $4,715,000, respectively, of amortization expense related to intangible assets.
The estimated amortization expense related to intangible assets for the next five years is as follows:

Years Ending December 31,
(in thousands)
2015	$7,526
2016	6,786
2017	6,510
2018	6,811
2019	3,165

E. Mortgage Debt and Notes Payable, Nonrecourse
Nonrecourse mortgage debt and notes payable, including balances associated with development project held for sale, which is collateralized solely by completed rental properties, projects under construction and development and undeveloped land, was as follows:

December 31, 2014	Operating Properties	Development Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed	$2,234,801	$58,790	$2,293,591	5.57%
Variable
Taxable	1,327,961	19,804	1,347,765	4.85%
Tax-Exempt	551,845	45,000	596,845	1.45%
	$4,114,607	$123,594	$4,238,201	4.76%

December 31, 2013	Operating Properties	Development Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed	$2,286,555	$294,782	$2,581,337	5.28%
Variable
Taxable	1,381,225	51,500	1,432,725	4.81%
Tax-Exempt	511,889	53,555	565,444	1.47%
	$4,179,669	$399,837	$4,579,506	4.66%
The following table summarizes the mortgage debt and notes payable, nonrecourse maturities, as of December 31, 2014:

Years Ending December 31,	Total Maturities
(in thousands)
2015	$508,376
2016	142,979
2017	1,178,626
2018	271,688
2019	300,338
Thereafter	1,836,194
Total	$4,238,201

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

At December 31, 2014 ,the Company received a notice of default on a $45,000,000 nonrecourse mortgage. Subsequent to December 31, 2014, the Company has entered into a forbearance agreement which expires on April 8, 2015. In the event the Company is unable to complete the negotiation of a longer term agreement, or cure the default, the Company may be required to repay the current outstanding balance, currently secured by, amongst other things,$37,500,000 of restricted bond proceeds included in restricted cash, $10,000,000 of cash in escrow and an equity letter of credit of $9,300,000.

F. Revolving Credit Facility
The Company’s Fourth Amended and Restated Credit Agreement and Fourth Amended and Restated Guaranty of Payment of Debt, as amended to the date hereof (collectively, the “Credit Facility”), provides total available borrowings of $500,000,000, subject to certain reserve commitments to be established, as applicable, on certain dates to be used to retire convertible senior debt that becomes due during the term of the agreement. The Credit Facility matures on February 21, 2016 and provides for one, 12-month extension option, subject to certain conditions. Borrowings bear interest at London Interbank Offered Rate (“LIBOR”) plus 3.50%. Up to $100,000,000 of the available borrowings may be used, in the aggregate, for letters of credit and/or surety bonds. The Credit Facility has restrictive covenants, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens and restrictions on the pledging of ownership interests in subsidiaries. The Company may repurchase up to $100,000,000 of Class A common stock and declare or pay dividends in an amount not to exceed $24,000,000 in the aggregate in any four quarter period to Class A or B common shareholders, subject to certain conditions. The Credit Facility contains development limitations and financial covenants, including the maintenance of minimum liquidity, debt yield, debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as specified in the Credit Facility). At December 31, 2014, the Company was in compliance with all of these financial covenants.
The following table summarizes the available credit on the Credit Facility:

	December 31, 2014	December 31, 2013
	(in thousands)
Maximum borrowings	$500,000	$500,000
Less outstanding balances:
Borrowings	—	—
Letters of credit	85,768	59,760
Surety bonds	—	—
Available credit	$414,232	$440,240

G. Convertible Senior Debt
The following table summarizes the Company’s convertible senior debt:

	December 31, 2014	December 31, 2013
	(in thousands)
5.000% Notes due 2016	$50,000	$50,000
4.250% Notes due 2018	350,000	350,000
3.625% Notes due 2020	300,000	300,000
Total	$700,000	$700,000
As of December 31, 2014, all of the remaining outstanding senior notes are convertible into Class A common stock based on conversion prices ranging from $13.91 to $24.21 per Class A common share.
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
During 2011, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2016 Senior Notes to exchange $150,000,000 of such notes for 13,218,332 shares of Class A common stock.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Holders may convert the remaining 2016 Senior Notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, a noteholder would receive 71.8894 shares of Class A common stock per $1,000 principal amount of 2016 Senior Notes, based on a conversion price of approximately $13.91 per share of Class A common stock, subject to adjustment. The amount payable upon a conversion is only payable in shares of the Company’s Class A common stock, except for cash paid in lieu of fractional shares.
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
Holders may convert their 2018 Senior Notes at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. Upon conversion, a noteholder would receive 46.1425 shares of Class A common stock per $1,000 principal amount of 2018 Senior Notes, based on a conversion price of approximately $21.67 per share of Class A common stock, subject to adjustment. The amount payable upon a conversion is only payable in shares of Class A common stock, except for cash paid in lieu of fractional shares. If the daily volume weighted average price of the Class A common stock has equaled or exceeded 130% ($28.17 at December 31, 2014) of the conversion price then in effect for at least 20 trading days in any 30 trading day period, the Company may, at its option, elect to terminate the conversion rights of the holders at any time. If it so elects, the Company is required to issue a conversion rights termination notice that designates an effective date on which the holders conversion rights will be terminated, which shall be a date at least 20 days after the mailing of such conversion rights termination notice.
Convertible Senior Notes due 2020
In July 2013, the Company issued $300,000,000 of 3.625% Convertible Senior Notes due August 15, 2020 (“2020 Senior Notes”) in a private placement. The 2020 Senior Notes were issued at par and accrued interest is payable semi-annually on February 15 and August 15, beginning February 15, 2014.
Holders may convert their 2020 Senior Notes at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. Upon conversion, a noteholder would receive 41.3129 shares of Class A common stock per $1,000 principal amount of 2020 Senior Notes converted, based on a conversion price of approximately $24.21 per share of Class A common stock, subject to adjustment. The amount payable upon a conversion of the 2020 Senior Notes is only payable in shares of Class A common stock, except for cash paid in lieu of fractional shares. If the daily volume weighted average price of the Class A common stock has equaled or exceeded 130% ($31.47 at December 31, 2014) of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days, the Company may, at its option, elect to redeem any or all of the 2020 Senior Notes at any time up to August 15, 2018 at par, plus accrued and unpaid interest. If elected, the Company is required to issue a redemption notice that designates the effective date the 2020 Senior Notes will be redeemed, which shall be a date at least 30 days (but not more than 60 days) after the mailing of such redemption notice (the “Redemption Date”). Holders electing to convert their 2020 Senior Notes after the mailing of a redemption notice and before the Redemption Date shall in certain circumstances be entitled to receive a make-whole premium payable in additional shares of Class A common stock.
Consolidated Interest Expense
The following table summarizes interest incurred, capitalized and paid on all forms of indebtedness (included in Notes E, F and G):

	Year Ended	11 Months Ended	Year Ended
	December 31, 2014	December 31, 2013	January 31, 2013
	(in thousands)
Interest incurred	$258,816	$301,735	$349,418
Interest capitalized	(24,411)	(16,693)	(96,094)
Net interest expense	$234,405	$285,042	$253,324
Interest incurred from discontinued operations	$5,538	$12,015	$23,167
Cash paid for interest (net of amount capitalized)	$235,373	$292,692	$291,509

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

H. Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The Company maintains an overall interest rate risk management strategy using derivative instruments to minimize significant unplanned impact on earnings and cash flows that may be caused by interest rate volatility. The strategy includes the use of interest rate swaps and option contracts having indices related to the pricing of specific liabilities. The Company enters into interest rate swaps to convert floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions, or forward starting swaps to hedge the changes in benchmark interest rates on forecasted financings. Interest rate swaps are generally for periods of one to ten years. Option products used are primarily interest rate caps for periods of one to three years. The use of option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings during the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2014, the Company recorded $3,673,000 as an increase to interest expense related to ineffectiveness from a missed forecasted transaction arising from the early reclassification of OCI related to debt associated with an entity disposed of during the year ended December 31, 2014. During the 11 months ended December 31, 2013, the Company recorded $2,963,000 as an increase to interest expense related to ineffectiveness arising primarily from the early reclassification of OCI related to debt associated with entities included in the partial disposition of real estate. The hedged debt for these entities was deconsolidated and is now accounted for under the equity method of accounting. The increase to interest expense was also related to ineffectiveness arising from the early termination of an interest rate swap. The swap was terminated because the hedged debt was paid off early as a result of an asset sale. The amount of ineffectiveness charged to earnings was insignificant for the year ended January 31, 2013. As of December 31, 2014, the Company expects it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $24,152,000, net of tax, within the next twelve months. However, the actual amount reclassified could vary due to future changes in fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
The Company enters into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. In exchange for a fixed rate, the TROR requires the payment of a variable interest rate, generally equivalent to the Securities Industry and Financial Markets Association (“SIFMA”) rate (0.03% at December 31, 2014) plus a spread. Additionally, the Company has guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At December 31, 2014, the aggregate notional amount of TROR designated as fair value hedging instruments is $366,985,000. The underlying TROR borrowings are subject to a fair value adjustment.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

	Fair Value of Derivative Instruments
	December 31, 2014
	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Accounts Payable, Accrued Expenses and Other Liabilities)
	Current Notional	Fair Value	Current Notional	Fair Value
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate caps	$330,000	$114	$—	$—
Interest rate swaps	—	—	869,154	75,281
TROR	149,200	6,379	217,785	11,983
Total	$479,200	$6,493	$1,086,939	$87,264
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$205,522	$12	$—	$—
TROR	101,410	1,857	38,425	15,098
Total	$306,932	$1,869	$38,425	$15,098

	December 31, 2013
Derivatives Designated as Hedging Instruments
Interest rate swaps	$—	$—	$961,359	$97,858
TROR	18,970	903	339,785	9,772
Total	$18,970	$903	$1,301,144	$107,630
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$447,532	$155	$—	$—
TROR	—	—	39,052	15,477
Total	$447,532	$155	$39,052	$15,477
The following tables present the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in earnings and interest expense in the Consolidated Statements of Operations:

		Gain (Loss) Reclassified from Accumulated OCI
Derivatives Designated as Cash Flow Hedging Instruments	Gain (Loss) Recognized in OCI (Effective Portion)	Location on Consolidated Statements of Operations	Effective Amount	Ineffective Amount
	(in thousands)
Year Ended December 31, 2014
Interest rate caps and interest rate swaps	$22,733	Interest expense	$(2,516)	$(7)
Interest rate swap	—	Discontinued operations	—	(3,666)
Interest rate swaps	—	Equity in earnings	(59)	—
Total	$22,733		$(2,575)	$(3,673)
11 Months Ended December 31, 2013
Interest rate swaps	$37,094	Interest expense	$(3,295)	$(2,963)
Interest rate caps and interest rate swaps	—	Equity in earnings	(86)	4
Total	$37,094		$(3,381)	$(2,959)
Year Ended January 31, 2013
Interest rate caps, interest rate swaps and Treasury options	$21,601	Interest expense	$(3,916)	$—
Interest rate caps, interest rate swaps and Treasury options	—	Equity in earnings	(342)	14
Total	$21,601		$(4,258)	$14

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the impact of gains and losses related to derivatives instruments not designated as cash flow hedges in the Consolidated Statements of Operations:

	Net Gain (Loss) Recognized
	Year Ended	11 Months Ended	Year Ended
	December 31, 2014	December 31, 2013	January 31, 2013
	(in thousands)
Derivatives Designated as Fair Value Hedging Instruments
TROR (1)	$3,265	$1,081	$(770)
Derivatives Not Designated as Hedging Instruments
Interest rate caps and interest rate swaps	$17	$(319)	$(922)
TROR	2,236	(1,091)	12,568
Total	$2,253	$(1,410)	$11,646

(1)
The net gain (loss) recognized in interest expense from the change in fair value of the underlying TROR borrowings was $(3,265), $(1,081) and $770 for the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013, respectively, offsetting the gain (loss) recognized on the TROR.

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
The following table presents information about collateral posted for derivatives in liability positions as of December 31, 2014:

	Collateral Information
	Notional Amount	Fair Value Prior to Nonperformance Risk	Nonperformance Risk	Collateral Posted	Nature of Collateral	Credit Risk Contingent Feature
	(in thousands)
Property Specific Swaps	$669,154	$79,126	$(3,846)	$—	Mortgage liens	None
TROR	256,210	27,023	58	52,811	Restricted cash, notes receivable, letters of credit	None
Corporate Aggregate Swaps	200,000	1	—	170	Restricted cash	Credit rating
Totals	$1,125,364	$106,150	$(3,788)	$52,981

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

I. Fair Value Measurements
The Company’s financial assets and liabilities subject to fair value measurements are interest rate caps, interest rate swaps, TROR and borrowings subject to TROR (see Note H – Derivative Instruments and Hedging Activities). Impairment of real estate and unconsolidated entities is also subject to fair value measurements (see Note Q – Impairment of Real Estate and Impairment of Unconsolidated Entities, Note R – Net Gain (Loss) on Land Held for Divestiture Activity and Note X – Discontinued Operations and Gain (Loss) on Disposition of Rental Properties).
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
Measurement of Fair Value
The Company estimates the fair value of its hedging instruments based on interest rate market and bond pricing models. Although the Company has determined the significant inputs used to value its hedging instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its hedging instruments’ positions and has determined the credit valuation adjustments are significant to the overall valuation of one interest rate swap and are not significant to the overall valuation of all of its other hedging instruments. As a result, one interest rate swap is classified in Level 3 and the remaining hedging instruments valuations are classified in Level 2.
The Company’s TROR have termination values equal to the difference between the fair value of the underlying bonds and the bonds base (acquired) price times the stated par amount of the bonds. Upon termination of the contract with the counterparty, the Company is entitled to receive the termination value if the underlying fair value of the bonds is greater than the base price and is obligated to pay the termination value if the underlying fair value of the bonds is less than the base price. The underlying borrowings generally have call features at par and without prepayment penalties. The call features of the underlying borrowings would result in a significant discount factor to any value attributed to the exchange of cash flows in these contracts by another market participant willing to purchase the Company’s positions. Therefore, the Company believes the termination value of the TROR approximates the fair value another market participant would assign to these contracts. The Company compares estimates of fair value to those provided by the respective counterparties on a quarterly basis. The Company has determined its fair value estimate of TROR is classified in Level 3 of the fair value hierarchy.
To determine the fair value of the underlying borrowings subject to TROR, the base price is initially used as the estimate of fair value. The Company adjusts the fair value based upon observable and unobservable measures such as the financial performance of the underlying collateral, interest rate risk spreads for similar transactions and loan to value ratios. In the absence of such evidence, management’s best estimate is used. At December 31, 2014, the notional amount of TROR borrowings subject to fair value adjustments is approximately $366,985,000.
Items Measured at Fair Value on a Recurring Basis
The Company’s financial assets consist of interest rate caps, interest rate swaps and TROR with positive fair values included in other assets. The Company’s financial liabilities consist of interest rate swaps and TROR with negative fair values included in accounts payable, accrued expenses and other liabilities and borrowings subject to TROR included in mortgage debt and notes payable, nonrecourse.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company records the redeemable noncontrolling interest related to Brooklyn Arena, LLC at redemption value, which approximates fair value. In the event the historical cost of the redeemable noncontrolling interest, which represents initial cost, adjusted for contributions, distributions and the allocation of profits or losses, is in excess of estimated fair value, the Company records the redeemable noncontrolling interest at historical cost.
The following table presents information about financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements
	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate caps	$—	$126	$—	$126
Interest rate swaps (liabilities)	—	(1,745)	(73,536)	(75,281)
TROR (assets)	—	—	8,236	8,236
TROR (liabilities)	—	—	(27,081)	(27,081)
Fair value adjustment to the borrowings subject to TROR	—	—	5,604	5,604
Redeemable noncontrolling interest (1)	—	—	(183,038)	(183,038)
Total	$—	$(1,619)	$(269,815)	$(271,434)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate caps	$—	$155	$—	$155
Interest rate swaps (liabilities)	—	(498)	(97,360)	(97,858)
TROR (assets)	—	—	903	903
TROR (liabilities)	—	—	(25,249)	(25,249)
Fair value adjustment to the borrowings subject to TROR	—	—	8,869	8,869
Redeemable noncontrolling interest	—	—	(171,743)	(171,743)
Total	$—	$(343)	$(284,580)	$(284,923)

(1)	As of December 31, 2014, the redeemable noncontrolling interest is recorded at historical cost.
The following table presents a reconciliation of all financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements
	Redeemable Noncontrolling Interest	Interest Rate Swaps	Net TROR	Fair value adjustment to the borrowings subject to TROR	Total TROR Related	Total
	(in thousands)
Balance, February 1, 2013	$(239,136)	$(126,506)	$(5,136)	$9,950	$4,814	$(360,828)
Loss attributable to redeemable noncontrolling interest	16,847	—	—	—	—	16,847
Total realized and unrealized gains (losses):
Included in earnings	—	—	(10)	(1,081)	(1,091)	(1,091)
Included in other comprehensive income	—	29,146	—	—	—	29,146
Included in additional paid-in capital	50,546	—	—	—	—	50,546
Settlement	—	—	(19,200)	—	(19,200)	(19,200)
Balance, December 31, 2013	$(171,743)	$(97,360)	$(24,346)	$8,869	$(15,477)	$(284,580)
Loss attributable to redeemable noncontrolling interest	17,095	—	—	—	—	17,095
Total realized and unrealized gains (losses):
Included in earnings	—	—	5,501	(3,265)	2,236	2,236
Included in other comprehensive income	—	23,824	—	—	—	23,824
Included in additional paid-in capital	(28,390)	—	—	—	—	(28,390)
Balance, December 31, 2014	$(183,038)	$(73,536)	$(18,845)	$5,604	$(13,241)	$(269,815)
As of December 31, 2013, the fair value of the redeemable noncontrolling interest was incorrectly recorded and presented at less than the historical cost. Management evaluated the impact of the error and determined the previously issued financial statements were not materially misstated. Additionally, management determined the impact of correcting the presentation of the redeemable noncontrolling interest is not material to the current period financial statements. Accordingly, at March 31, 2014, the Company corrected the carrying value of the redeemable noncontrolling interest by recording an adjustment of $28,390,000 to increase the redeemable noncontrolling interest with a corresponding decrease to additional paid-in capital. Such amount should have been reflected at December 31, 2013.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents quantitative information about the significant unobservable inputs used to estimate the fair value of financial instruments measured on a recurring basis as of December 31, 2014:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value December 31, 2014	Valuation Technique	Unobservable Input	Input Values
	(in thousands)
Credit valuation adjustment of interest rate swap	$3,740	Potential future exposure	Credit spread	4.00%
TROR	$(18,845)	Third party bond pricing	Bond valuation	75.59 - 109.71
Fair value adjustment to the borrowings subject to TROR	$5,604	Third party bond pricing	Bond valuation	75.59 - 109.71
Third party service providers involved in fair value measurements are evaluated for competency and qualifications. Fair value measurements, including unobservable inputs, are evaluated based on current transactions and experience in the real estate and capital markets.
The impact of changes in unobservable inputs used to determine the fair market value of the credit valuation adjustment, TROR and fair value adjustment to the borrowings subject to TROR are not deemed to be significant.
Fair Value of Other Financial Instruments
The carrying amount of notes and accounts receivable, excluding the Stapleton advances, and accounts payable, accrued expenses and other liabilities approximates fair value based upon the short-term nature of the instruments or the prevailing interest rate if long-term. The carrying amount of the Stapleton advances approximates fair value since the interest rates on these advances approximates current market rates. The Company estimates the fair value of its debt instruments by discounting future cash payments at interest rates the Company believes approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates, recent financing transactions and loan to value ratios. The fair value of the Company’s debt instruments is classified as Level 3 in the fair value hierarchy.
The following table summarizes the fair value of nonrecourse mortgage debt and notes payable (exclusive of the fair value of derivatives), revolving credit facility, convertible senior debt and nonrecourse mortgage debt of development property held for sale:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Fixed Rate Debt	$2,993,591	$3,421,373	$3,281,337	$3,488,406
Variable Rate Debt	1,944,610	1,924,823	1,998,169	1,954,136
Total	$4,938,201	$5,346,196	$5,279,506	$5,442,542

J. Commitments and Contingencies
The Company has various guarantees, including indirect guarantees of indebtedness of others. The Company believes the risk of payment under these guarantees, as described below, is remote and, to date, no payments have been made under these guarantees.
As of December 31, 2014, the Company had $2,850,000 in guarantees associated with various obligations. The Company had outstanding letters of credit of $85,768,000 as of December 31, 2014, which represents the maximum potential amount of future payments on the letters of credit the Company could be required to make.
The Company has entered into certain partnerships whereby the outside investment partner is allocated certain tax credits. These partnerships typically require the Company to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive or the loss of allocated tax credits and tax losses. At December 31, 2014, the maximum potential payment under these tax indemnity guarantees was approximately $154,855,000. The maximum potential payment includes an actual liability of $13,423,000 related to an agreement the Company entered into with one historic tax credit investment partner that is included in accounts payable, accrued expenses and other liabilities at December 31, 2014. The agreement obligates the Company to reimburse the tax credit partner for the full amount of the tax credit allocated to them in a prior year. The agreement was a result of an Internal Revenue Service (“IRS”) audit inquiry related to the validity of the tax credit Partnership structure. The IRS audit did not question the qualifying expenditures or the validity of the actual tax credit. The Company believes it will be able to fully utilize these Federal tax credits on its 2015 Federal income tax return. Although the Company believes the tax credit partnership was in full compliance with IRC section 47, and the tax credit itself is valid, the Company and its tax credit partner decided not to pursue an audit appeal and entered into the agreement to avoid the lengthy and costly process of an audit appeal. As a result, the Company recorded an $11,746,000 reduction to interest and other income which represents the reversal of the tax credit income previously recognized on this individual tax credit plus the additional amount owed to our tax credit partner under the agreement and a $13,423,000 deferred tax benefit for the recognition of a deferred tax asset related to the tax credit. The Company believes all remaining requirements for qualifications of tax credits and partnership structures have been and will continue to be met and the Company’s investment partners will be able to receive expense allocations associated with the properties. The Company does not expect to make any remaining payments under these guarantees, other than discussed above.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s mortgage loans are nonrecourse; however, in some cases, lenders carve out certain items from the nonrecourse provisions. These carve-out items enable the lenders to seek recourse if the Company or the joint venture engages in certain acts as defined in the respective agreements such as commit fraud, intentionally misapply funds, or intentionally misrepresent facts. The Company has also provided certain environmental guarantees. Under these environmental remediation guarantees, the Company must remediate any hazardous materials brought onto the property in violation of environmental laws. The maximum potential amount of future payments the Company could be required to make on the environmental guarantees is limited to the actual losses suffered or actual remediation costs incurred. A portion of these carve-outs and guarantees have been made on behalf of joint ventures and the Company believes any liability would not exceed its partners’ share of the outstanding principal balance of the loans in which these carve-outs and environmental guarantees have been made. At December 31, 2014, the outstanding balance of the partners’ share of these loans was approximately $1,241,231,000. The Company believes the risk of payment on the carve-out guarantees is mitigated, in most cases, by the fact that the Company manages the property, and in the event the Company’s partner violated one of the carve-out items, the Company would seek recovery from its partner for any payments the Company would make. Additionally, the Company further mitigates its exposure through environmental insurance and other types of insurance coverage.
The Company monitors its properties for the presence of hazardous or toxic substances. Other than those environmental matters identified during the acquisition of a site (which are generally remediated prior to the commencement of development), the Company is not aware of any environmental liability with respect to its operating properties that would have a material adverse effect on its financial position, cash flows or results of operations. However, there can be no assurance such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Company’s results of operations and cash flow. The Company carries environmental insurance and believes the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice.
The Company customarily guarantees lien-free completion of projects under construction. Upon completion, as defined, the guarantees are released. The Company currently provides the following completion guarantees on its completed projects and projects under construction and development (including unconsolidated properties):

	Total Costs	Percent Completed (Unaudited)
	(dollars in thousands)
At December 31, 2014
Openings and acquisitions	$1,548,943	97%
Under construction	1,185,190	30%
Total Real Estate	$2,734,133	68%
Additionally, the Company has provided a guaranty of payment, performance and completion of certain obligations associated with certain Military Housing Privatization Initiative (“MHPI”) projects. These guarantees do not include a guaranty of available MHPI project funds and the Company cannot be compelled to replace a deficiency in funding. In the event the guaranty were called upon, any money advanced by the Company would be replaced by funds available within the MHPI project. Inclusive of the available MHPI project funds, the Company believes its maximum net exposure to be $198,951,000 at December 31, 2014. Currently, the Company anticipates further MHPI project funds will cover this maximum exposure and future advances by the Company will not be required.
In addition to what is stated above, the Company has guaranteed the lender the lien free completion of certain horizontal infrastructure associated with certain land development projects. The maximum amount due by the Company under these completion guarantees is limited to $55,932,000.
The Company is also involved in certain claims and litigation related to its operations and development. Based on the facts known at this time, management has consulted with legal counsel and is of the opinion that the ultimate outcome of all such claims and litigation will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
In connection with the Company’s (through its subsidiary, Nets Sports and Entertainment LLC (“NS&E”)) August 2004 purchase of the Nets and its May 12, 2010 sale of an 80% interest in the Nets, the Company, certain subsidiaries and certain members have provided an indemnity guarantee to the NBA for any losses arising from the transaction, including the relocation of the team. The Company’s indemnity is effective as long as the Company owns an interest in the team. The indemnification provisions are standard provisions required by the NBA. The Company and the other indemnifying parties have insurance coverage of $100,000,000 in connection with this indemnity. The Company evaluated the indemnity guarantee and determined the fair value of the Company’s known liability for its obligations under the guarantee was not material.
Certain ground leases include provisions requiring the Company to indemnify the ground lessor against claims or damages occurring on or about the leased property during the term of the ground lease. These indemnities generally were entered into prior to the effective date of accounting guidance related to guarantees; therefore, they have not been recorded in the Company’s consolidated financial statements at December 31, 2014. The maximum potential amount of future payments the Company could be required to make is limited to the actual losses suffered. The Company mitigates its exposure to loss related to these indemnities through insurance coverage.

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

K. Capital Stock
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
Preferred Stock
The Company is authorized to issue shares of preferred stock. Series A Cumulative Perpetual Convertible Preferred Stock (“Series A preferred stock”), if issued, ranks junior to all of the Company’s existing and future debt obligations, including convertible or exchangeable debt securities; senior to the Company’s Class A common stock and Class B common stock and any future equity securities that by their terms rank junior to the Series A preferred stock with respect to distribution rights or payments upon the Company’s liquidation, winding-up or dissolution; equal with future series of preferred stock or other equity securities that by their terms are on a parity with the Series A preferred stock; and junior to any future equity securities that by their terms rank senior to the Series A preferred stock.
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
On October 16, 2012 and December 13, 2012, the Company entered into separate, privately negotiated exchange agreements with certain holders of its Series A Preferred Stock to exchange such stock for shares of the Company’s Class A common stock. Under the terms of the agreements, holders exchanged $209,447,600 in aggregate amount of liquidation preference consisting of 4,188,952 shares of Series A preferred stock, for 13,852,435 shares of the Company’s Class A common stock. The amount of common shares issued was equivalent to the initial conversion price of $15.12 per share of Class A common stock. The Company made aggregate cash payments of $19,069,000 to the holders for additional exchange consideration, including dividends that would have been payable on December 17, 2012 and March 15, 2013. Under the accounting guidance for induced conversion of convertible preferred stock, the cash inducement payments were recorded as a reduction to retained earnings.
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
The Company declared and paid Series A preferred stock dividends of $0, $185,000 and $13,060,000 during the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013, respectively.

L. Class A Common Units and Related Party Transactions
Master Contribution Agreement
The Company and certain of its affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), Executive Vice President and Director, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) in August 2006 to purchase their interests in a total of 30 retail, office and residential operating properties and service companies in the Greater New York City metropolitan area. The Company issued Class A Common Units (“Units”) in a jointly-owned, limited liability company in exchange for their interests. The Units may be exchanged for one of the following forms of consideration at the Company’s sole discretion: (i) an equal number of shares of the Company’s Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of the Company’s Class A common stock. The Company has no rights to redeem or repurchase the Units. Pursuant to the Master Contribution Agreement, certain projects under development would remain owned jointly until each project was completed and achieved “stabilization.” Upon stabilization, each project would be valued and the Company, in its discretion, would choose among various ownership options for the project.
As described below, the Company and Mr. Ratner have agreed upon the value of five of the development projects that have reached stabilization. As of December 31, 2014, Westchester’s Ridge Hill, a regional mall in Yonkers, New York, and air rights for any future residential vertical development at East River Plaza, a specialty retail center in Manhattan, New York, remain subject to this agreement. The development projects were not covered by the Tax Protection Agreement (the “Tax Protection Agreement”) that the parties entered into in connection with the Master Contribution Agreement. The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties.
As a result of the March 2014 disposal of Quartermaster Plaza, a specialty retail center in Philadelphia, Pennsylvania, the Company accrued $1,646,000 during the year ended December 31, 2014 related to a tax indemnity payment due to the BCR Entities, of which $1,235,000 was paid as of December 31, 2014. The Company made no payments to the BCR Entities for tax indemnification during the 11 months ended December 31, 2013 and the year ended January 31, 2013.
In June 2014, one of the BCR Entities exchanged 673,565 of the Units. The Company issued 673,565 shares of its Class A common stock for the exchanged Units. The Company accounted for the exchange as a purchase of noncontrolling interests, resulting in a reduction of noncontrolling interests of $34,358,000, an increase to Class A common stock of $224,000 and a combined increase to additional paid-in capital of $34,134,000, accounting for the fair value of common stock issued and the difference between the fair value of consideration exchanged and the noncontrolling interest balance. At December 31, 2014 and 2013, 2,973,190 and 3,646,755 Units, respectively, were outstanding. The carrying value of the Units of $151,663,000 and $186,021,000 is included as noncontrolling interests at December 31, 2014 and 2013.
8 Spruce Street, DKLB BKLN and East River Plaza
Pursuant to the terms of the Master Contribution Agreement, in January 2014, the Company caused certain of its affiliates to acquire the BCR Entities’ interests in three stabilized projects, 8 Spruce Street, an apartment community in Manhattan, New York, DKLB BKLN, an apartment community in Brooklyn, New York, and East River Plaza, for $14,286,000. Prior to the transaction, the Company accounted for the three projects using the equity method of accounting and subsequently accounts for the projects as equity method investments as the other outside partners continue to have joint control.
New York Times and Twelve MetroTech Center
Pursuant to the terms of the Master Contribution Agreement, in May 2008, the Company caused certain of its affiliates to acquire the BCR Entities’ interests in two stabilized projects, New York Times, an office building in Manhattan, New York, and Twelve MetroTech Center, an office building in Brooklyn, New York. In accordance with the purchase agreements, the applicable BCR Entities assigned and transferred their interests in the two projects to affiliates of the Company and will receive approximately $121,000,000 over a 15 year period. An affiliate of the Company had also agreed to indemnify the applicable BCR Entity against taxes payable by it by reason of a subsequent sale or other disposition of one of the projects. This agreement expired on December 31, 2014.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The consideration exchanged by the Company for the BCR Entities’ interest in the two development projects has been accounted for under the purchase method of accounting. Pursuant to the agreements, the BCR Entities received an initial cash amount of $49,249,000. The Company calculated the net present value of the remaining payments over the 15 year period using a discounted interest rate. This initial discounted amount of $56,495,000 was recorded and will be accreted up to the total liability through interest expense over the 15 year period using the effective interest method. At December 31, 2014 and 2013, $3,330,000 and $13,013,000, respectively, is recorded in accounts payable, accrued expenses and other liabilities related to this obligation.
Development Fee
During the year ended December 31, 2014, in accordance with the Master Contribution Agreement, the Company accrued an $11,000,000 development fee payable to Mr. Ratner related to Westchester’s Ridge Hill, as certain milestones had been reached in the development and operation of the property.

M. Leases
The following tables include all lease obligations of the Company.
The Company as Lessor
The following table summarizes the minimum future rental income to be received on non-cancelable operating leases of commercial properties that generally extend for periods of more than one year:

Years Ending December 31,
(in thousands)
2015	$393,356
2016	368,671
2017	346,959
2018	319,628
2019	270,114
Later years	1,367,021
$3,065,749
The Company as Lessee
The Company is a lessee under various operating leasing arrangements for real property and equipment. The most significant of these involve ground leases which expire between the years 2018 and 2100, excluding optional renewal periods. The Company is subject to participation payments under certain of its ground leases, the most significant of which are in New York City. These payments are triggered by defined events within the respective lease agreements and the timing and future amounts are not determinable by the Company.
Minimum fixed rental payments under long-term leases (over one year) in effect at December 31, 2014 are as follows:

Years Ending December 31,
(in thousands)
2015	$11,632
2016	10,899
2017	5,963
2018	5,637
2019	5,566
Later years	142,259
$181,956
The following table summarizes rent expense (in thousands):

Year Ended December 31, 2014	$11,013
11 Months Ended December 31, 2013	$8,243
Year Ended January 31, 2013	$9,136

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

N. Commercial Group Land Sales
In January 2011, the Company sold an approximate 10 acre land parcel and air rights to Rock Ohio Caesars Cleveland, LLC for development of a casino in downtown Cleveland for a sales price of $40,000,000. As of January 31, 2012, the Company had received total cash deposits of $7,000,000 of the purchase price. The minimum initial investment still had not been met and accordingly, the cash deposits were recorded as a deposit liability under the deposit method and included in accounts payable, accrued expenses and other liabilities at January 31, 2012.
During the three months ended April 30, 2012, the Company received the remaining cash proceeds of $33,000,000. With receipt of this payment, the buyer’s initial and continuing investment on the sale of the parcel was adequate for gain recognition under the full accrual method. As such, the entire sales price is included in revenues and the related cost of land is included in operating expenses, resulting in a gain on sale of $36,484,000 during the year ended January 31, 2013.

O. Stock-Based Compensation
The Company’s 1994 Stock Plan (the “Plan”) permits the award of Class A stock options, restricted shares, performance shares and other equity awards to key employees and nonemployee directors of the Company. The aggregate maximum number of shares that may be issued under the Plan is 21,750,000 for all types of awards.
As of December 31, 2014, the total number of shares available for granting of all types of awards was 6,217,581. The maximum annual award to an individual is 500,000 of the aggregate stock options and 500,000 of the aggregate restricted shares and performance shares. In addition, the aggregate grant-date fair value of awards granted to a nonemployee director during any calendar year shall not exceed $250,000. Stock options have a maximum term of 10 years and are awarded with an exercise price at least equal to the market value of the stock on the date of grant. Class A common stock issued upon the exercise of stock options may be issued out of authorized and unissued shares or treasury stock. The Plan, which is administered by the Compensation Committee of the Board of Directors, does not allow the reduction of option prices without shareholder approval, except for the anti-dilution adjustments. The Company has not amended the terms of any previously issued equity award. All outstanding stock options have an exercise price equal to the fair market value of the underlying stock at the date of grant, a 10-year term, and graded vesting over three to four years. All outstanding restricted shares have graded vesting over three to four years. The Plan was amended in December 2013 to permit 1-year cliff vesting of awards granted to nonemployee directors beginning in 2014.
Stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Year Ended	11 Months Ended	Year Ended
	December 31, 2014	December 31, 2013	January 31, 2013
	(in thousands)
Stock option costs	$3,381	$3,051	$3,101
Restricted stock costs	12,279	10,672	10,324
Performance share costs	4,013	2,474	1,326
Total stock-based compensation costs	19,673	16,197	14,751
Less amount capitalized into qualifying real estate projects	(5,944)	(5,826)	(5,396)
Amount charged to operating expenses	13,729	10,371	9,355
Depreciation expense on capitalized stock-based compensation	800	876	827
Total stock-based compensation expense	$14,529	$11,247	$10,182
Deferred income tax benefit	$5,426	$4,111	$3,671
Stock-based compensation expensed at the date of grant for awards granted to retirement-eligible grantees during the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013 was $1,358,000, $973,000 and $726,000, respectively.
Stock Options
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted during the respective years:

	Year Ended	11 Months Ended	Year Ended
	December 31, 2014	December 31, 2013	January 31, 2013
Risk-free interest rate	1.91%	0.78%	1.10%
Expected volatility	71.50%	74.10%	74.10%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	5.5	5.5	5.5

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
The following table provides a summary of stock option activity for the year ended December 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Intrinsic Value (in thousands)
Outstanding at January 1, 2014	4,082,065	$34.98
Granted	233,914	$18.73
Exercised	(62,175)	$12.70
Forfeited/expired	(126,869)	$45.74
Outstanding at December 31, 2014	4,126,935	$34.07	45	$9,575
Options exercisable (fully vested) at December 31, 2014	3,275,479	$38.42	32	$6,176
The weighted average grant-date fair value of stock options granted during the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013 was $11.60, $10.97 and $9.24, respectively. The total intrinsic value of stock options exercised during the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013 was $439,000, $145,000 and $954,000, respectively. Cash received from stock options exercised during the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013 was $789,000, $1,153,000 and $8,368,000, respectively. There was no income tax benefit realized as a reduction of income taxes payable from stock options exercised during the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013. At December 31, 2014, there was $2,874,000 of unrecognized compensation cost related to stock options expected to be recognized over a weighted-average period of 28 months.
Restricted Stock
The following table provides a summary of restricted stock activity for the year ended December 31, 2014:

	Shares	Weighted Average Grant-Date Fair Value
Unvested shares at January 1, 2014	2,159,267	$16.41
Granted	605,160	$18.74
Vested	(721,886)	$16.13
Forfeited	(32,081)	$17.44
Unvested shares at December 31, 2014	2,010,460	$17.20
Restricted stock represents a grant of Class A common stock to key employees and nonemployee directors subject to restrictions on disposition, transferability and risk of forfeiture, while having the rights to vote the shares and receive dividends. Restricted shares subject to the restrictions mentioned above are considered to be nonvested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. At December 31, 2014, all unvested shares of restricted stock were excluded from issued and outstanding shares of Class A common stock in the accompanying consolidated financial statements.
The weighted average grant-date fair value of restricted stock granted during the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013 was $18.74, $17.60 and $14.75, respectively. The total fair value of shares that vested during the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013 was $11,647,000, $7,770,000 and $9,156,000, respectively. At December 31, 2014, there was $16,573,000 of unrecognized compensation cost related to restricted stock expected to be recognized over a weighted-average period of 29 months.
In connection with the vesting of restricted stock during the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013, the Company repurchased into treasury 215,632 shares, 179,907 shares and 129,568 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $4,009,000, $3,167,000 and $1,963,000, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
The weighted average grant-date fair value of performance shares granted during the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013 was $18.23, $17.78 and $20.74, respectively. All grants have performance goals that include a market condition and the fair values were computed using a Monte Carlo simulation. At December 31, 2014, there was $8,610,000 of unrecognized compensation costs related to performance shares expected to be recognized over a weighted-average period of 27 months.
The following table provides a summary of the performance share activity for the year ended December 31, 2014:

	Shares	Weighted Average Grant-Date Fair Value
Unvested shares at January 1, 2014	587,210	$19.23
Granted	309,750	$18.23
Vested	—	$—
Forfeited	(25,634)	$19.04
Unvested shares at December 31, 2014	871,326	$18.88
The range of performance shares that can be earned as of December 31, 2014 is as follows:

Performance Period	Range	Minimum Shares	Target Shares	Maximum Shares
February 1, 2012 to December 31, 2015	0% to 200%	—	278,084	556,168
February 1, 2013 to December 31, 2016	0% to 200%	—	291,561	583,122
January 1, 2014 to December 31, 2017	0% to 200%	—	301,681	603,362
		—	871,326	1,742,652

P. Write-Offs of Abandoned Development Projects and Demolition Costs
The Company recorded write-offs of abandoned development projects and demolition costs of $1,655,000, $40,414,000 and $26,850,000 for the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013, respectively. Non-capitalizable demolition costs of $1,372,000, $8,200,000 and $0 for the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013, respectively, are included in write-offs of abandoned development projects and demolition costs.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Q. Impairment of Real Estate and Impairment of Unconsolidated Entities
Impairment of Real Estate
The impairments recorded during the periods presented represent write-downs to estimated fair value due to a change in events, such as a change in strategy for certain assets, bona fide third-party purchase offers or changes in certain assumptions, including estimated holding periods and current market conditions and the impact of these assumptions to the properties’ estimated future cash flows. The assumptions used to estimate fair value are Level 2 or 3 inputs.
The following table summarizes the Company’s impairment of real estate included in continuing operations:

		Year Ended	11 Months Ended	Year Ended
		December 31, 2014	December 31, 2013	January 31, 2013
		(in thousands)
B2 BKLYN	Brooklyn, New York	$146,300	$—	$—
Avenue at Tower City Center (Specialty Retail Center)	Cleveland, Ohio	72,473	—	—
Office Buildings:
Terminal Tower	Cleveland, Ohio	42,208	—	—
Post Office Plaza	Cleveland, Ohio	14,378	—	—
Building J at Illinois Science and Technology Park	Skokie, Illinois	—	17,474	—
Halle Building	Cleveland, Ohio	—	—	30,200
Pacific Park Brooklyn	Brooklyn, New York	—	289,864	—
LiveWork Las Vegas	Las Vegas, Nevada	—	112,838	—
Other		1,736	1,185	460
		$277,095	$421,361	$30,660
B2 BKYLN is being built using modular construction, whereby the modular units are fabricated and assembled at a nearby factory originally owned fifty-fifty between the Company and Skanska USA (the “Construction Manager”). The Construction Manager was hired under a fixed-price contract. During the three months ended September 30, 2014, the Construction Manager ceased construction and on September 23, 2014, purported to terminate the construction contract. The Company and the Construction Manager have each filed lawsuits relating primarily to the project’s delays and associated additional completion costs. During the three months ended December 31, 2014, the Company completed its evaluation of various scenarios to complete B2 BKLYN and in November 2014, terminated the construction contract for cause and purchased the Construction Manager’s entire 50% ownership interest in the factory used to construct the modular units. In December 2014, the Company engaged a new construction manager to oversee the construction of B2 BKLYN and began preparations to recommence construction of modular units. Based on current information available, including the Company’s decision to complete B2 BKLYN using modular units and to purchase the modular factory, the Company updated its impairment calculation. As a result, the Company’s estimated undiscounted cash flows no longer exceed the carrying value of the asset, requiring the Company to adjust the carrying value to its estimated fair value as of December 31, 2014. As such, the Company recorded an impairment charge of $146,300,000 during the year ended December 31, 2014.
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
In December 2013, the Company signed an agreement with Greenland to form a joint venture to develop Pacific Park Brooklyn (formerly Brooklyn Atlantic Yards), a 22 acre mixed-use project in Brooklyn, New York (see Note S – Net Loss on Disposition of Partial Interest in Development Project for a discussion of the joint venture, which closed on June 30, 2014). Upon signing of the agreement, the Company determined it was likely the sale transaction would close. As a result, the Company classified the assets and liabilities as held for sale on its consolidated balance sheet as of December 31, 2013 and recorded the asset at estimated fair value less costs to sell, resulting in an impairment charge of $289,864,000 ($242,417,000, net of noncontrolling interest) during the 11 months ended December 31, 2013.
During 2013, the Company made a strategic business decision to reduce the expected level of development at LiveWork Las Vegas, a mixed-use project on a 13.5 acre parcel in Las Vegas, Nevada and consider ways to maximize the near-term value of the investment, which may include build to suit development, equity joint venture or marketing a portion of the land parcels to third parties. The change in strategy reduced the estimated hold period and expected cash flows. As a result, the Company’s estimated undiscounted cash flows no longer exceed the carrying value of the asset, requiring the Company to adjust the carrying value to its estimated fair value. As such, the Company recorded an impairment charge of $112,838,000 during the 11 months ended December 31, 2013.

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
During 2012, preliminary negotiations with a potential tenant to lease a majority of the Halle Building were discontinued since the Company was unwilling to invest the significant amount of capital necessary to execute the proposed lease. As a result, the Company began evaluating several long-term strategies for the building, as it had below average occupancy, had continued to lose tenants in 2012 and required significant capital investment. The strategies considered included a near-term disposition of the asset in its current state, investing significant capital to re-tenant the space and hold on a long term basis, or invest additional capital to position the asset for sale, which may have increased the sales price. The Company determined it is not likely to invest any significant additional capital and would pursue the repositioning of the asset for redevelopment through a joint venture or exploration of an outright sale. The change in strategy reduced the long-term hold probability and the Company’s estimated probability weighted undiscounted cash flows no longer exceed the carrying value of the asset requiring the Company to adjust the carrying value to its estimated fair value. As such, the Company recorded an impairment charge of $30,200,000 during the year ended January 31, 2013. During the year ended December 31, 2014, the Company sold the Halle Building (see Note T – Net Gain on Disposition of Full or Partial Interest in Rental Properties for additional information).
Impairment of Real Estate - Discontinued Operations
These impairments recorded during the periods presented represent write downs to estimated fair value due to changes in events, related to a bona fide third-party purchase offer and consideration of current market conditions and the impact of these events to the properties’ estimated future cash flows. The following table summarizes the Company’s impairment of real estate included in discontinued operations:

		Year Ended	11 Months Ended	Year Ended
		December 31, 2014	December 31, 2013	January 31, 2013
		(in thousands)
Regional Malls:
Promenade Bolingbrook	Bolingbrook, Illinois	$—	$54,194	$—
Orchard Town Center	Westminster, Colorado	—	15,649	—
Investment in triple net lease retail property	Kansas City, Missouri	—	6,870	—
Investment in triple net lease retail property	Portage, Michigan	—	—	2,263
White Oak Village (Specialty Retail Center)	Richmond, Virginia	—	—	1,566
Other		—	—	425
		$—	$76,713	$4,254
During 2013, the Company continued to make progress on the marketing of Promenade Bolingbrook. At December 31, 2013, discussions with a potential purchaser were ongoing and remained subject to further negotiation and applicable due diligence periods. However, based on the status of the discussions, the possibility of a sale of the asset increased and was reasonably possible. As a result, the Company reviewed and updated the impairment analysis. The estimated probability weighted undiscounted cash flows no longer exceed the carrying value of the asset requiring the Company to adjust the carrying value to its estimated fair value. As such, the Company recorded an impairment charge of $54,194,000 during the 11 months ended December 31, 2013.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Impairment of Real Estate (including Discontinued Operations) - Fair Value Information
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of real estate for the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
December 31, 2014
Impairment of real estate	$84,738	Discounted cash flows	Market capitalization rate	4.5% - 10.0% (1)
			Discount rate	6.0% - 12.0% (1)
Impairment of real estate	38,750	Indicative bids	Indicative bids	N/A (2)
December 31, 2013
Impairment of real estate	$734,240	Indicative bids	Indicative bids	N/A (2)
Impairment of real estate	$29,500	Comparable property market analysis	Price per square foot	$22 to $55 per square foot (3)
January 31, 2013
Impairment of real estate	$83,193	Indicative bids	Indicative bids	N/A (2)
Impairment of real estate	10,500	Discounted cash flows	Discount rate	10.0%

(1)	Weighted average market capitalization and discount rates are 6.7% and 8.6%, respectively.

(2)	These fair value measurements were derived from bona fide purchase offers from third party prospective buyers, subject to the Company’s corroboration for reasonableness.

(3)	Weighted average price is $45 per square foot.
Impairment of Unconsolidated Entities
The Company recorded $3,124,000 and $390,000 of impairments of unconsolidated entities during the years ended December 31, 2014 and January 31, 2013, respectively. There were no impairments of unconsolidated entities recorded during the 11 months ended December 31, 2013.

R. Net Gain (Loss) on Land Held for Divestiture Activity
On January 31, 2012, the Board of Directors approved the decision to reposition portions of the Land Development Group and focus on core rental properties in core markets. As of January 31, 2012, the Company planned to retain its land investments in only two land development projects: its consolidated Stapleton project in Denver, Colorado and its Central Station project in downtown Chicago, Illinois, which was accounted for under the equity method of accounting.
The Company disposed of the land held for divestiture through December 31, 2013 and recorded the activity for consolidated land projects and those accounted for on the equity method of accounting on separate financial statement line items in the Consolidated Statements of Operations.
The following table summarizes the net gain (loss) on land held for divestiture activity of consolidated entities:

	Year Ended	11 Months Ended	Year Ended
	December 31, 2014	December 31, 2013	January 31, 2013
	(in thousands)
Sales of land held for divestiture	$—	$1,941	$74,150
Cost of sales of land held for divestiture	—	(323)	(56,247)
Gain on extinguishment of debt of land held for divestiture	—	—	4,373
Net gain on closed transactions of land held for divestiture	—	1,618	22,276
Bad debt expense	—	(9,000)	—
Impairment of land held for divestiture	—	—	(15,796)
Net gain (loss) on land held for divestiture activity	$—	$(7,382)	$6,480
During the year ended January 31, 2013, the Company executed upon its strategy relating to the land divestiture effort, resulting in the disposition of the majority of land held for divestiture. These activities primarily represent sales of bulk land projects, the associated cost of sales, gain on extinguishment of debt and impairment of land held for divestiture. Through the competitive bid process and the negotiation process of moving from informal expressions of interest to bona fide purchase offers, the Company obtained additional information regarding the value of its specific projects as viewed by current market participants. Based on the various levels of interest from potential buyers and information obtained from preliminary sales contracts, letters of intent and other negotiations on the remaining land projects, the Company reviewed its assumptions used to estimate the fair value of the land held for divestiture. As a result, the Company recorded an impairment charge of $15,796,000 during the year ended January 31, 2013.

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
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of impairment of consolidated land held for divestiture for the year ended January 31, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value January 31, 2013	Valuation Technique	Unobservable Input	Input Values
	(in thousands)
Impairment of land held for divestiture	$15,663	Indicative bids	Indicative bids	N/A (1)
Impairment of land held for divestiture	$926	Discounted cash flows(2)	N/A	N/A

(1)	These fair value measurements were developed by third party sources, subject to the Company’s corroboration for reasonableness.

(2)	The Company used a discounted cash flow technique to estimate fair value, however, due to the estimated holding period being less than 12 months, the impact of discounting was deemed immaterial.
The following table summarizes the net gain (loss) on land held for divestiture activity of unconsolidated entities:

	Year Ended	11 Months Ended	Year Ended
	December 31, 2014	December 31, 2013	January 31, 2013
	(in thousands)
Net gain (loss) on sales of land held for divestiture of unconsolidated entities	$—	$1,338	$(371)
Impairment of investments in unconsolidated entities	—	—	(40,406)
Net gain (loss) on land held for divestiture activity of unconsolidated entities	$—	$1,338	$(40,777)
During 2012, the Company received an unsolicited offer to purchase its ownership interest in the remaining land parcels at Central Station. The Company evaluated the offer and made a decision to divest its equity method investment in Central Station as part of its formal land divestiture activities. Based on the terms of the letter of intent, the Company recorded an impairment charge of approximately $17,000,000, which is included in impairment of investments in unconsolidated entities during the year ended January 31, 2013. The divestiture of Central Station closed during the three months ended January 31, 2013 and had a $29,525,000 sale price.
During 2012, the Company continued to market its equity method ownership interest in Mesa del Sol, a 3,000 acre land project in Albuquerque, New Mexico, to several potential buyers. At the time, Mesa del Sol was not expected to generate positive cash flow in the near-term due to the expected level of development expenditures needed to prepare the first phase of lots for sale. During the extensive marketing activities, there were few buyers that expressed interest in taking on the long-term development risk, and those that were expected larger returns than previously estimated. As a result, based on these negotiations and other market information obtained from these potential buyers and other industry data, the Company updated its assumptions used in estimating the fair value of the investment, including discount rates, absorption rates and commercial and residential land pricing. Based on the updated valuation model, the Company recorded an impairment charge of approximately $15,000,000, which is included in impairment of investments in unconsolidated entities during the year ended January 31, 2013.

S. Net Loss on Disposition of Partial Interest in Development Project
On June 30, 2014, the Company entered into a joint venture with Greenland to develop Pacific Park Brooklyn. The joint venture will develop the entire project, including the infrastructure and vertical construction of the residential units, excluding Barclays Center arena and the under-construction B2 BKLYN apartment community. Under the joint venture, Greenland acquired 70% of the entire project and will co-develop the entire project with the Company, along with sharing in the entire project costs going forward in proportion to ownership interests. For its 70% equity interest, Greenland invested cash and assumed 70% of the nonrecourse mortgage debt on the project. As of December 31, 2014, the Company had received $208,275,000 of cash, net of transaction costs, related to the disposition. The transaction resulted in a net loss on disposition of partial interest in development project of $20,298,000 ($16,919,000, net of noncontrolling interests) during the year ended December 31, 2014. The loss was primarily due to estimated costs required to complete the Company’s obligations prior to closing were higher than those originally estimated. The original estimate as of December 31, 2013 was based on the most current available information (see Note Q – Impairment of Real Estate and Impairment of Unconsolidated Entities for a discussion of the impairment recognized on Pacific Park Brooklyn during the 11 months ended December 31, 2013). Upon closing, the Company determined it was not the primary beneficiary of the joint venture. As a result, the Company deconsolidated the Pacific Park Brooklyn development project and accounts for the joint venture on the equity method of accounting.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

T. Net Gain on Disposition of Full or Partial Interest in Rental Properties
The net gain (loss) on disposition of full or partial interest in rental properties is comprised of the following:

		Year Ended	11 Months Ended	Year Ended
		December 31, 2014	December 31, 2013	January 31, 2013
		(in thousands)
Forest Trace (Supported Living Apartments)	Lauderhill, Florida	$23,013	$—	$—
Office Buildings:
Halle Building	Cleveland, Ohio	7,881	—	—
Stapleton - 3055 Roslyn	Denver, Colorado	(146)	—	—
QIC Joint Venture		(467)	381,627	—
New York Retail Joint Venture		—	114,465	—
		$30,281	$496,092	$—
As discussed in Note A – Accounting Policies, the Company adopted new discontinued operations accounting guidance effective April 1, 2014. As a result, the sales of Forest Trace, Halle Building and Stapleton - 3055 Roslyn during the year ended December 31, 2014 did not qualify for discontinued operations. The gains (losses) on the sale of these properties is included in net gain on disposition of full or partial interest in rental properties for the year ended December 31, 2014. Prior to the adoption of the new accounting guidance, full disposals of consolidated real estate qualified for and were recorded as discontinued operations and, accordingly, were excluded from this financial statement line item.
QIC Joint Venture
During the 11 months ended December 31, 2013, the Company entered into joint venture agreements with outside partners, affiliated entities of QIC, one of the largest institutional investment managers in Australia. The outside partners invested in and received 49% of the Company’s equity interests in eight regional retail malls (seven fully consolidated assets in September 2013 and one equity method investment in December 2013).
For its 49% equity interests, the outside partner invested cash and assumed debt of $477,100,000, representing 49% of the nonrecourse mortgage debt on the eight properties. As of December 31, 2013, the Company received approximately $421,700,000 of proceeds, net of transaction costs, of which approximately $187,700,000 represented cash, with the remainder being in the form of a loan. Based on the amount of cash received, the outside partner’s minimum initial investment requirement was met and the transaction qualified for full gain recognition. As such, the Company recognized a net gain on disposition of partial interest in rental properties of $381,627,000 related to the seven fully consolidated assets and a gain on disposition of partial interest in equity method investments of $27,080,000, which is included in equity in earnings during the 11 months ended December 31, 2013. The seven fully consolidated properties are adequately capitalized and do not contain the characteristics of a VIE. Based on this and the substantive participating rights held by the outside partner with regards to the properties, the Company concluded it appropriate to deconsolidate the seven fully consolidated entities and account for them under the equity method of accounting. During the 11 months ended December 31, 2013 and prior to admitting the outside party into the joint ventures, the Company acquired noncontrolling interests in two of the regional retail malls for approximately $92,400,000, which has been reflected in the Consolidated Statement of Equity.
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
During the 11 months ended December 31, 2013, the Company used distribution proceeds from the joint ventures to pay down a portion of the loan, which increased the net cash received for purposes of measuring whether full gain recognition is appropriate. As a result, the outside partner’s investment requirement was met and the Company recognized the remaining deferred gain of $114,465,000 as net gain on disposition of partial interests in rental properties.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

U. Net Gain on Change in Control of Interests
The net gain on change in control of interests is comprised of the following:

		Year Ended	11 Months Ended	Year Ended
		December 31, 2014	December 31, 2013	January 31, 2013
		(in thousands)
Bayside Village (Apartment Community)	San Francisco, California	$191,199	$—	$—
Boulevard Mall (Regional Mall)	Amherst, New York	36,702	—	—
Other		2,759	2,762	8,351
		$230,660	$2,762	$8,351
Bayside Village
During the three months ended December 31, 2014, the Company and its existing partner which owns Bayside Village entered into an amendment to its partnership agreement whereby the rights to manage and control the day-to-day activities were transferred to the Company. The amendment was done to accommodate the request of the Company’s current partner, who was in the process of donating its entire ownership interest to an unrelated third party that would be a passive investor. Prior to this agreement, the Company owned 50% and had accounted for the property under the equity method of accounting, as the Company’s partner managed the operations of the property and there was joint control of the key decisions. The property is adequately capitalized and does not contain the characteristics of a VIE. Based on the lack of substantive participating rights held by the new outside partner, the Company concluded it appropriate to fully consolidate the entity. The Company remeasured its equity interest in the property, as required by the accounting guidance, at fair value (based upon the income approach using current rents and market discount rates) and recorded a net gain on change in control of interests of $191,199,000 during the year ended December 31, 2014. The consolidation resulted in increases to the Consolidated Balance Sheet of $436,700,000 to real estate, net, $44,300,000 to investments in and advances to unconsolidated entities, $5,300,000 to other assets, $126,900,000 to mortgage debt and notes payable, nonrecourse and $168,252,000 to noncontrolling interest.
Boulevard Mall
During the three months ended December 31, 2014, the Company acquired its partner’s 50% equity ownership interest in Boulevard Mall for $9,000,000. The purchase price, in the form of a note payable, is due no later than February 2017, was recorded at its estimated net present value. Prior to the acquisition, the Company owned 50% and had accounted for the property under the equity method of accounting. The Company now owns 100% of the property and has concluded it appropriate to consolidate the asset. As a result the Company remeasured its equity interest in the property, as required by the accounting guidance, at fair value (based upon the income approach using current rents and market discount rates) and recorded a net gain on change in control of interests of $36,702,000 during the year ended December 31, 2014. The consolidation resulted in increases to the Consolidated Balance Sheet of $106,300,000 to real estate, net, $26,200,000 to investments in and advances to unconsolidated entities, $17,000,000 to other assets and $100,800,000 to mortgage debt and notes payable, nonrecourse.
Pro Forma Information
The following unaudited supplemental pro forma operating data is presented for the year ended December 31, 2014 and the 11 months ended December 31, 2013, as if the gains on change in control related to Bayside Village and Boulevard Mall were effective February 1, 2013. The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been effective as set forth above, nor do they purport to represent the Company’s results of operations for future periods. The qualitative and quantitative effect to the pro forma operating data related to the remaining gains on change in control of interests described in the table above was not material.

	Year Ended December 31, 2014	Pro Forma Adjustments	Pro Forma Year Ended December 31, 2014
	(in thousands, except per share data)
Pro forma revenues	$966,052	$40,721	$1,006,773
Pro forma earnings (loss) from continuing operations	$(34,032)	$13,638	$(20,394)
Pro forma net earnings (loss) attributable to common shareholders	$(7,595)	$775	$(6,820)

Weighted average shares outstanding - Diluted	198,480,783		198,480,783
Diluted net loss attributable to common shareholders	$(0.04)		$(0.03)

	11 Months Ended December 31, 2013	Pro Forma Adjustments	Pro Forma 11 Months Ended December 31, 2013
	(in thousands, except per share data)
Pro forma revenues	$998,272	$39,819	$1,038,091
Pro forma earnings (loss) from continuing operations	$(50,591)	$9,963	$(40,628)
Pro forma net earnings (loss) attributable to common shareholders	$(5,492)	$1,427	$(4,065)

Weighted average shares outstanding - Diluted	198,696,729		198,696,729
Diluted net loss attributable to common shareholders	$(0.03)		$(0.02)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

V. Gain (Loss) on Extinguishment of Debt
For the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013, the Company recorded $(1,179,000), $4,549,000 and $7,096,000, respectively, as gain (loss) on extinguishment of debt.
The amount for 2013 primarily relates to a $24,669,000 gain on the extinguishment of nonrecourse mortgage debt at Ten MetroTech Center partially offset by a $13,077,000 loss on the redemptions of the Senior Notes due 2034 and 2017 and a $4,762,000 loss on the exchange of the 2014 Senior Notes for Class A common stock.
The gain on extinguishment of debt at Ten MetroTech Center resulted from the debt restructuring during the year ended January 31, 2013 of a defaulted nonrecourse mortgage, which had a carrying value of $73,500,000. The nonrecourse mortgage consisted of a promissory note (“A note”) that was subject to a subordinated participation (“B note”). During 2012, the B noteholder bought out the A noteholder’s interest and became the sole holder of the entire nonrecourse mortgage. Concurrent with this transaction, the B noteholder applied restricted cash, which represented accumulated cash flow swept and retained by the loan servicer, of approximately $12,300,000 to the outstanding principal balance and the Company signed a forbearance agreement that included a further reduction of the outstanding principal balance to $40,000,000. The new lender agreed to not continue to prosecute the foreclosure proceedings for two years as long as the Company complied with the terms of the forbearance agreement. The forbearance agreement increased the interest rate to 9% per annum and required a participation payment in the amount equal to 50% of any net proceeds, as defined in the forbearance agreement, in excess of $40,000,000 in the event the Company sells the property during the two-year forbearance period. Under the accounting guidance for troubled debt restructuring, no gain was recorded on the transaction and all amounts paid to the lender for interest, principal or applicable participation fees during the two-year forbearance period was applied to reduce the carrying value of the liability. Upon settlement of the nonrecourse mortgage during the 11 months ended December 31, 2013, a gain was recognized in an amount equal to the then carrying value of the liability in excess of $40,000,000.
The amount for 2012 primarily relates to a $9,425,000 gain on extinguishment of nonrecourse mortgage debt at Terminal Tower.

W. Income Taxes
The income tax expense (benefit) related to continuing operations consists of the following:

	Year Ended	11 Months Ended	Year Ended
	December 31, 2014	December 31, 2013	January 31, 2013
	(in thousands)
Current
Federal	$(1,616)	$(1,725)	$(54,157)
State	6,547	2,287	(6,287)
	4,931	562	(60,444)
Deferred
Federal	(29,711)	13,172	48,258
State	7,584	(1,468)	(1,735)
	(22,127)	11,704	46,523
Total income tax expense (benefit)	$(17,196)	$12,266	$(13,921)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The effective tax rate for income taxes from continuing operations varies from the federal statutory rate of 35% due to the following items:

	Year Ended	11 Months Ended	Year Ended
	December 31, 2014	December 31, 2013	January 31, 2013
	(dollars in thousands)
Earnings (loss) before income taxes	$(138,136)	$(147,488)	$(79,747)
Equity in earnings of unconsolidated entities, net of impairment	86,908	109,163	44,631
Less: Noncontrolling interests	13,475	71,525	1,251
Earnings (loss) from continuing operations, including noncontrolling interest, before income taxes	(37,753)	33,200	(33,865)
Income taxes computed at the statutory rate	(13,214)	11,620	(11,853)
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	7,860	(887)	(5,233)
State net operating loss, net of federal benefit	(3,899)	2,845	1,667
General business credits	(15,099)	(1,638)	(947)
Valuation allowance	5,658	(5,205)	(2,048)
Charitable contributions	2,135	3,356	2,628
Permanent adjustments	(859)	(18)	3,037
Conversion/Exchange of senior debt	—	1,667	—
Other items	222	526	(1,172)
Total income tax expense (benefit)	$(17,196)	$12,266	$(13,921)
Effective tax rate	45.55%	36.95%	41.11%
The components of the deferred income tax expense (benefit) for continuing operations are as follows:
Excess of tax over financial statement depreciation and amortization	$8,343	$(8,385)	$19,415
Costs on land and rental properties under development expensed for tax purposes	2,919	4,818	11,048
Revenues and expenses recognized in different periods for tax and financial statement purposes	122,380	132,380	50,278
Difference between tax and financial statements related to unconsolidated entities	2,673	(5,246)	207
Impairment of real estate and land held for divestiture	(96,892)	(128,357)	(16,178)
Deferred state taxes, net of federal benefit	1,045	1,277	882
Utilization of (addition to) tax loss carryforward excluding effect of stock options	(54,272)	21,916	(16,230)
Valuation allowance	5,658	(5,205)	(2,048)
General business credits	(15,099)	(520)	(947)
Alternative Minimum Tax credits	1,118	(974)	96
Deferred income tax expense (benefit)	$(22,127)	$11,704	$46,523
The components of the deferred income tax liability are as follows:

	Temporary Differences		Deferred Tax
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(in thousands)
Depreciation	$539,977	$424,595	$209,419	$164,671
Capitalized costs	765,081	395,733	296,721	153,508
Tax loss carryforward	(254,201)	(99,138)	(88,970)	(34,698)
State loss carryforward, net of federal benefit	—	—	(25,061)	(21,170)
Valuation allowance	—	—	53,735	48,077
Federal tax credits and other carryforwards	—	—	(69,619)	(56,274)
Other comprehensive loss	(96,127)	(125,099)	(37,281)	(48,517)
Basis in unconsolidated entities	420,705	367,892	163,162	142,680
Other	(34,142)	370,743	(19,632)	137,617
Total	$1,341,293	$1,334,726	$482,474	$485,894
Income taxes paid (refunded) were $6,469,000, $5,541,000 and $(296,000) for the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013, respectively. At December 31, 2014, the Company had a federal net operating loss carryforward for tax purposes of $307,200,000 expiring in the years ending December 31, 2029 through 2034, a charitable contribution deduction carryforward of $16,234,000 expiring in the years ending December 31, 2015 through 2019, General business credit carryovers of $36,779,000 expiring in the years ending December 31, 2018 through 2034, and an alternative minimum tax (“AMT”) credit carryforward of $27,452,000 that is available until used to reduce federal tax to the AMT amount.
During 2014, one of the Company’s partnerships was under audit with regards to the allocation of historic tax credits among the members of the partnership for the partnership’s tax year ended December 31, 2010. See Note J – Commitments and Contingencies for additional information.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating its future tax position. The Company has a full valuation allowance against the deferred tax asset associated with its charitable contributions. The Company has a valuation allowance against its general business credits, other than those general business credits which are eligible to be utilized to reduce future AMT liabilities. The Company has a valuation allowance against certain of its state net operating losses and state bonus depreciation deferred assets. These valuation allowances exist because management believes it is more likely than not the Company will not realize these benefits.
On January 13, 2015, the Company announced its Board of Directors approved a plan to pursue conversion to Real Estate Investment Trust (“REIT”) status effective for the tax year beginning January 1, 2016. If the Company were to convert to REIT status, it is anticipated that certain subsidiaries may be treated as taxable REIT subsidiaries and would continue to be subject to corporate income taxes. In addition, the Company could be subject to corporate income taxes related to assets sold during the 10 year period following the date of conversion, to the extent such sold assets had a built-in gain on the date of conversion.
The Company applies the “with-and-without” methodology for recognizing excess tax benefits from the deduction of stock-based compensation. The net operating loss available for the tax return, as is noted in the paragraph above, is greater than the net operating loss available for the tax provision due to excess deductions from stock-based compensation reported on the return, as well as the impact of adjustments to the net operating loss under accounting guidance on accounting for uncertainty in income taxes. As of December 31, 2014, the Company has not recorded a net deferred tax asset of approximately $18,475,000 from excess stock-based compensation deductions taken on the tax return for which a benefit has not yet been recognized in the Company’s tax provision.

	December 31, 2014	December 31, 2013
	(in thousands)
Deferred tax liabilities	$1,668,655	$1,423,173
Deferred tax assets	1,239,916	985,356
Less: valuation allowance (1)	(53,735)	(48,077)
	1,186,181	937,279
Net deferred tax liability	$482,474	$485,894

(1)	The valuation allowance is related to state net operating losses and bonus depreciation, general business credits and charitable contributions.
Accounting for Uncertainty in Income Taxes
Unrecognized tax benefits represent those tax benefits related to tax positions that have been taken or are expected to be taken in tax returns that are not recognized in the financial statements because management has either concluded it is not more likely than not the tax position will be sustained if audited by the appropriate taxing authority or the amount of the benefit will be less than the amount taken or expected to be taken in its income tax returns.
As of December 31, 2014 and 2013, the Company had unrecognized tax benefits of $804,000 and $968,000, respectively. The Company recognizes estimated interest payable on underpayments of income taxes and estimated penalties as components of income tax expense. As of December 31, 2014 and 2013, the Company had approximately $240,000 and $299,000, respectively, of accrued interest and penalties related to uncertain income tax positions. The Company recorded income tax expense (benefit) relating to interest and penalties on uncertain tax positions of $(59,000), $135,000 and $10,000 for the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013, respectively.
The Company files a consolidated United States federal income tax return. Where applicable, the Company files combined income tax returns in various states and it files individual separate income tax returns in other states. The Company’s federal consolidated income tax returns for the year ended January 31, 2011 and subsequent years are subject to examination by the IRS. Certain of the Company’s state returns for the years ended January 31, 2003 through January 31, 2011 and all state returns for the year ended January 31, 2012 and subsequent years are subject to examination by various taxing authorities.
A reconciliation of the total amounts of the Company’s unrecognized tax benefits, exclusive of interest and penalties, is depicted in the following table:

	Unrecognized Tax Benefit
	December 31, 2014	December 31, 2013
	(in thousands)
Beginning balance, January 1, 2014 and February 1, 2013	$968	$584
Gross increases for tax positions of prior years	—	527
Settlements	(164)	—
Lapse of statutes of limitation	—	(143)
Unrecognized tax benefits balance at December 31, 2014 and 2013	$804	$968

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized as of December 31, 2014 and 2013, is $523,000 and $629,000, respectively. Based upon the Company’s assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will change from those recorded at December 31, 2014. Due to the reasons above, the entire $804,000 of unrecognized benefits could decrease during the next twelve months.

X. Discontinued Operations and Gain (Loss) on Disposition of Rental Properties
See Note A – Accounting Policies for discussion of adoption of new discontinued operations accounting guidance during the year ended December 31, 2014.
The following table summarizes the rental properties included in discontinued operations:

Property	Location	Square Feet/ Number of Units (Unaudited)	Period Disposed	Year Ended 12/31/14	11 Months Ended 12/31/13	Year Ended 1/31/13
Commercial Group:
Promenade Bolingbrook	Bolingbrook, Illinois	771,000 square feet	Q2-2014	Yes	Yes	Yes
Quartermaster Plaza	Philadelphia, Pennsylvania	456,000 square feet	Q1-2014	Yes	Yes	Yes
Mesa del Sol - 5600 University SE	Albuquerque, New Mexico	87,000 square feet	Q1-2014	Yes	Yes	Yes
Orchard Town Center	Westminster, Colorado	603,000 square feet	Q4-2013	—	Yes	Yes
Colorado Studios	Denver, Colorado	75,000 square feet	Q3-2013	—	Yes	Yes
Higbee Building	Cleveland, Ohio	815,000 square feet	Q2-2013	—	Yes	Yes
Sheraton Station Square	Pittsburgh, Pennsylvania	399 rooms	Q2-2013	—	Yes	Yes
Fairmont Plaza	San Jose, California	335,000 square feet	Q4-2012	—	—	Yes
White Oak Village	Richmond, Virginia	843,000 square feet	Q3-2012	—	—	Yes
Quebec Square	Denver, Colorado	739,000 square feet	Q1-2012	—	—	Yes
Seven triple net lease properties	Various	422,000 square feet	Various	—	Yes	Yes
Residential Group:
Millender Center	Detroit, Michigan	339 units	Q1-2013	—	Yes	Yes
Emerald Palms	Miami, Florida	505 units	Q4-2012	—	—	Yes
Southfield	Whitemarsh, Maryland	212 units	Q3-2012	—	—	Yes
The following table summarizes the operating results related to discontinued operations:

	Year Ended	11 Months Ended	Year Ended
	December 31, 2014	December 31, 2013	January 31, 2013
	(in thousands)
Revenues	$7,034	$64,093	$113,076
Expenses
Operating expenses	3,026	35,381	55,926
Depreciation and amortization	987	12,909	23,566
Impairment of real estate	—	76,713	4,254
	4,013	125,003	83,746

Interest income	—	274	390
Gain on disposition of rental properties	28,100	41,831	100,900
Net loss on change in control of interest	—	—	(1,585)
Interest expense	(5,538)	(12,015)	(23,167)
Amortization of mortgage procurement costs	(41)	(476)	(1,389)
Loss on extinguishment of debt	(448)	(40)	(464)
Earnings (loss) before income taxes	25,094	(31,336)	104,015
Income tax expense (benefit)	12,082	(11,137)	46,549
Earnings (loss) from discontinued operations	13,012	(20,199)	57,466
Noncontrolling interests
Gain on disposition of rental properties	58	5,960	965
Operating earnings (loss) from rental properties	(8)	82	132
	50	6,042	1,097
Earnings (loss) from discontinued operations attributable to Forest City Enterprises, Inc.	$12,962	$(26,241)	$56,369

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the pre-tax gain (loss) on disposition of rental properties:

	Year Ended	11 Months Ended	Year Ended
	December 31, 2014	December 31, 2013	January 31, 2013
	(in thousands)
Specialty Retail Centers:
Quartermaster Plaza	$26,373	$—	$—
Quebec Square	—	—	8,879
Regional Malls:
Promenade Bolingbrook	1,276	—	—
Orchard Town Center	—	(2,157)	—
Office Buildings:
Mesa del Sol - 5600 University SE	451	—	—
Higbee Building	—	2,922	—
Colorado Studios	—	1,239	—
Fairmont Plaza	—	—	26,877
Apartment Communities:
Millender Center	—	21,660	—
Emerald Palms	—	—	45,845
Southfield	—	—	13,445
Sheraton Station Square (Hotel)	—	18,096	—
Triple net lease properties	—	(132)	6,568
Other	—	203	(714)
	$28,100	$41,831	$100,900
Y. Earnings Per Share
The loss from continuing operations attributable to Forest City Enterprises, Inc. for the year ended December 31, 2014 and the year ended January 31, 2013 was allocated solely to holders of common stock as the participating security holders do not share in the losses.
The reconciliation of the basic and diluted EPS computations is shown in the following table:

	Year Ended	11 Months Ended	Year Ended
	December 31, 2014	December 31, 2013	January 31, 2013
Numerators (in thousands)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc.	$(20,557)	$20,934	$(19,944)
Preferred dividends and inducements of preferred stock conversions	—	(185)	(32,129)
Undistributed earnings allocated to participating securities	—	(605)	—
Earnings (loss) from continuing operations attributable to common shareholders - Basic	(20,557)	20,144	(52,073)
Undistributed earnings allocated to participating securities	—	605	—
Earnings (loss) from continuing operations attributable to common shareholders - Diluted	$(20,557)	$20,749	$(52,073)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(7,595)	$(5,307)	$36,425
Preferred dividends and inducements of preferred stock conversions	—	(185)	(32,129)
Undistributed earnings allocated to participating securities	—	—	(1,836)
Net earnings (loss) attributable to common shareholders - Basic and Diluted	$(7,595)	$(5,492)	$2,460
Denominators
Weighted average shares outstanding - Basic	198,480,783	193,465,572	172,621,723
Effect of stock options, restricted stock and performance shares	—	1,584,402	—
Effect of convertible debt	—	—	—
Effect of convertible Class A Common Units	—	3,646,755	—
Weighted average shares outstanding - Diluted (1)	198,480,783	198,696,729	172,621,723
Earnings Per Share
Earnings (loss) from continuing operations attributable to common shareholders - Basic and Diluted	$(0.10)	$0.10	$(0.30)
Net earnings (loss) attributable to common shareholders - Basic and Diluted	$(0.04)	$(0.03)	$0.01

(1)
Incremental shares from dilutive options, restricted stock and convertible securities aggregating 37,146,769 and 49,642,605 for the years ended December 31, 2014 and January 31, 2013, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive due to loss from continuing operations. Convertible securities of 30,200,589 for the 11 months ended December 31, 2013 were not included in the computation of diluted EPS because their effect is anti-dilutive under the if-converted method. Weighted-average options, restricted stock and performance shares of 3,483,885, 3,601,719 and 4,105,670 for the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive under the treasury stock method.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Z. Segment Information
The following tables summarize financial data for the Company’s reportable operating segments. All amounts are presented in thousands.

	December 31, 2014	December 31, 2013
	Identifiable Assets
Commercial Group	$4,210,714	$5,120,360
Residential Group	3,172,188	2,468,708
Arena	955,570	984,937
Land Development Group	250,833	260,070
Corporate Activities	225,635	117,950
	$8,814,940	$8,952,025

	Year Ended	11 Months Ended	Year Ended	Year Ended	11 Months Ended	Year Ended
	December 31, 2014	December 31, 2013	January 31, 2013	December 31, 2014	December 31, 2013	January 31, 2013
	Revenues			Operating Expenses
Commercial Group	$517,487	$593,714	$680,533	$300,123	$334,996	$327,263
Residential Group	256,009	249,677	264,547	174,472	179,405	184,289
Arena	116,695	104,532	48,353	76,096	72,659	49,175
Land Development Group	75,861	50,349	54,634	32,486	33,737	48,055
Corporate Activities	—	—	—	51,116	45,021	52,450
	$966,052	$998,272	$1,048,067	$634,293	$665,818	$661,232

	Depreciation and Amortization			Interest and Other Income
Commercial Group	$124,821	$181,697	$148,983	$7,929	$18,078	$14,366
Residential Group	68,089	55,031	51,885	21,081	21,742	21,149
Arena	34,299	33,231	8,888	—	—	—
Land Development Group	359	364	840	13,597	12,218	9,866
Corporate Activities	2,898	2,731	1,658	173	245	164
	$230,466	$273,054	$212,254	$42,780	$52,283	$45,545

	Interest Expense			Capital Expenditures
Commercial Group	$129,515	$168,056	$169,590	$119,343	$171,002	$327,867
Residential Group	28,108	32,409	18,680	289,502	245,647	149,160
Arena	40,229	34,220	(122)	10,972	43,928	325,744
Land Development Group	(1,090)	(320)	3,801	37	819	190
Corporate Activities	37,643	50,677	61,375	15	232	904
	$234,405	$285,042	$253,324	$419,869	$461,628	$803,865
The Company uses Funds From Operations (“FFO”) to report its operating results. FFO is a non-GAAP measure as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and is a measure of performance used by publicly traded REITs. Although the Company is not a REIT, management believes it is important to publish this measure to allow for easier comparison of its performance to its peers. FFO is defined by NAREIT as net earnings excluding the following items at the Company’s proportional share: i) gain (loss) on disposition of rental properties, divisions and other investments (net of tax); ii) non-cash charges for real estate depreciation and amortization; iii) impairment of depreciable real estate (net of tax); iv) extraordinary items (net of tax); and v) cumulative or retrospective effect of change in accounting principle (net of tax).
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The reconciliations of net earnings (loss) to FFO by segment are shown in the following tables. All amounts are presented in thousands.

Year Ended December 31, 2014	Commercial Group	Residential Group	Arena	Land Development Group	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(67,682)	$115,833	$(17,555)	$51,360	$(89,551)	$(7,595)
Depreciation and amortization – Real Estate Groups	178,169	97,173	19,895	159	—	295,396
Net gain on disposition of full or partial interest in rental properties	(7,241)	(23,013)	—	—	—	(30,254)
Gain on disposition of unconsolidated entities	(25,279)	(27,142)	—	—	—	(52,421)
Impairment of consolidated depreciable real estate	129,059	146,039	—	—	—	275,098
Impairment of unconsolidated depreciable real estate	3,124	—	—	—	—	3,124
Discontinued operations:
Depreciation and amortization – Real Estate Groups	986	—	—	—	—	986
Gain on disposition of rental properties	(28,042)	—	—	—	—	(28,042)
Income tax expense (benefit) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	44,988	44,988
Impairment of depreciable real estate	—	—	—	—	(106,691)	(106,691)
FFO	$183,094	$308,890	$2,340	$51,519	$(151,254)	$394,589
11 Months Ended December 31, 2013
Net earnings (loss) attributable to common shareholders	$84,294	$31,220	$(19,514)	$18,915	$(120,407)	$(5,492)
Preferred dividends	—	—	—	—	185	185
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$84,294	$31,220	$(19,514)	$18,915	$(120,222)	$(5,307)
Depreciation and amortization – Real Estate Groups	220,135	83,154	19,119	258	—	322,666
Net gain on disposition of partial interest in rental properties	(496,092)	—	—	—	—	(496,092)
Gain on disposition of unconsolidated entities	(68,430)	—	—	—	—	(68,430)
Impairment of consolidated depreciable real estate	17,474	1,185	—	—	—	18,659
Discontinued operations:
Depreciation and amortization – Real Estate Groups	12,766	165	—	—	—	12,931
Gain on disposition of rental properties	(19,843)	(16,028)	—	—	—	(35,871)
Impairment of consolidated depreciable real estate	76,713	—	—	—	—	76,713
Income tax expense (benefit) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	233,980	233,980
Impairment of depreciable real estate	—	—	—	—	(36,988)	(36,988)
FFO	$(172,983)	$99,696	$(395)	$19,173	$76,770	$22,261
Year Ended January 31, 2013
Net earnings (loss) attributable to common shareholders	$82,022	$132,141	$(497)	$(23,833)	$(185,537)	$4,296
Preferred dividends and inducements of preferred stock conversions	—	—	—	—	32,129	32,129
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$82,022	$132,141	$(497)	$(23,833)	$(153,408)	$36,425
Depreciation and amortization – Real Estate Groups	186,115	85,977	5,213	661	—	277,966
Gain on disposition of unconsolidated entities	(16,107)	(34,959)	—	—	—	(51,066)
Impairment of consolidated depreciable real estate	30,660	—	—	—	—	30,660
Impairment of unconsolidated depreciable real estate	—	—	—	390	—	390
Discontinued operations:
Depreciation and amortization – Real Estate Groups	20,357	3,114	—	—	—	23,471
Gain on disposition of rental properties	(40,645)	(59,290)	—	—	—	(99,935)
Impairment of consolidated depreciable real estate	4,254	—	—	—	—	4,254
Income tax expense (benefit) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	58,935	58,935
Impairment of depreciable real estate	—	—	—	—	(13,692)	(13,692)
FFO	$266,656	$126,983	$4,716	$(22,782)	$(108,165)	$267,408

AA. Subsequent Event
On January 13, 2015, the Company announced its Board of Directors approved a plan to pursue conversion to REIT status. The Company expects to elect REIT status for its taxable year beginning January 1, 2016, subject to business conditions, the completion of related preparatory work and obtaining necessary third-party consents.

Forest City Enterprises, Inc. and Subsidiaries
Quarterly Consolidated Financial Data (Unaudited)

Revenues and earnings (loss) before income taxes have been reclassified for consolidated operating properties disposed of and included in discontinued operations.

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(in thousands, except per share data)
Revenues	$252,135	$234,743	$229,637	$249,537
Earnings (loss) before income taxes	$86,314	$(23,829)	$(173,100)	$(27,521)
Net earnings (loss) attributable to common shareholders	$69,191	$686	$(92,992)	$15,520
Basic net earnings (loss) attributable to common shareholders per common share (1)	$0.34	$—	$(0.47)	$0.08
Diluted net earnings (loss) attributable to common shareholders per common share (1)	$0.31	$—	$(0.47)	$0.08

	Two Months Ended	Quarter Ended
	December 31, 2013	October 31, 2013	July 31, 2013	April 30, 2013
	(in thousands, except per share data)
Revenues	$179,878	$256,764	$281,657	$279,973
Earnings (loss) before income taxes	$(297,769)	$258,570	$(50,625)	$(57,664)
Net earnings (loss) attributable to common shareholders	$(122,987)	$153,329	$(16,281)	$(19,553)
Basic net earnings (loss) attributable to common shareholders per common share(1)	$(0.62)	$0.75	$(0.08)	$(0.11)
Diluted net earnings (loss) attributable to common shareholders per common share(1)	$(0.62)	$0.67	$(0.08)	$(0.11)

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
DISCLOSURE CONTROLS
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this annual report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.
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
Our management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP, as stated in their report, which appears on page 73 of this Annual Report on Form 10-K.

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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)
Information about our Directors will be contained in the “Election of Directors” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 28, 2015, and is incorporated herein by reference.

(b)	Pursuant to General Instruction G of Form 10-K and Item 401(b) of Regulation S-K, information about Executive Officers of the Company is reported in Part I of this Form 10-K.

(c)
The disclosure of delinquent filers, if any, under Section 16(a) of the Securities Exchange Act of 1934 will be contained in the “Section 16(a) Beneficial Ownership Reporting/Compliance” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 28, 2015, and is incorporated herein by reference.

The Company has a separately-designated standing audit committee. Information about the Company’s audit committee and the audit committee financial expert will be contained in the “Meetings and Committees of the Board of Directors” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 28, 2015, and is incorporated herein by reference.
The Company’s Code of Legal and Ethical Conduct can be found on the Company’s website at www.forestcity.net under “Investors -Corporate Governance” and is also available in print, free of charge, to any shareholder upon written request addressed to Corporate Secretary, Forest City Enterprises, Inc., Suite 1360, 50 Public Square, Cleveland, Ohio 44113. Additional information about the Company’s Code of Legal and Ethical Conduct will be contained in the “Corporate Governance” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 28, 2015, and is incorporated herein by reference. The Company intends to disclose on its website any amendment to, or waiver of, any provision of this code applicable to its directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or New York Stock Exchange.

Item 11. Executive Compensation
The information required by this item will be contained in the “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion & Analysis,” “Potential Payments Upon Termination or Change of Control” and “Executive Compensation Tables” sections of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 28, 2015, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in the “Election of Directors,” “Principal Security Holders” and “Equity Compensation Plan Information” sections of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 28, 2015, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in the “Corporate Governance – Independence Determinations” and “Certain Relationships and Related Transactions” sections of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 28, 2015, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by this item will be contained in the “Independent Registered Public Accounting Firm Fees and Services” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 28, 2015, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a)	List of Documents filed as part of this report.

1.	Financial statements and supplementary data included in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2014 and 2013
Consolidated Statements of Operations for the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013
Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013
Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013
Consolidated Statements of Cash Flows for the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013
Notes to Consolidated Financial Statements
Supplementary Data – Quarterly Consolidated Financial Data (Unaudited)

2.	Financial statements and schedules required by Part II, Item 8 are included in Part IV, Item 15(c):

Page No.
Schedule II – Valuation and Qualifying Accounts for the year ended December 31, 2014, the 11 months ended December 31, 2013 and the year ended January 31, 2013	131
Schedule III – Real Estate and Accumulated Depreciation at December 31, 2014 with reconciliations for the 11 months ended December 31, 2013 and the year ended January 31, 2013	132
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

3.2	-	Code of Regulations, as amended February 13, 2014, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-KT for the 11 months ended December 31, 2013 (File No. 1.4372).

4.1	-
Indenture, dated as of October 26, 2009, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, including as Exhibit A thereto, the Form of 5.00% Convertible Senior Note due 2016, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 26, 2009 (File No. 1-4372).

4.1.1	-
First Supplemental Indenture, dated as of November 21, 2013, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the issuer’s 5.00% Convertible Senior Notes due 2016, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 21, 2013 (File No. 1-4372).

4.2	-
Indenture, dated as of July 9, 2011, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Company Trust Company, N.A., as trustee, including, as Exhibit A thereto, the Form of 4.25% Convertible Senior Note due 2018, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 19, 2011 (File No. 1-4372).

4.2.1	-
First Supplemental Indenture, dated as of November 21, 2013, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the issuer’s 4.25% Convertible Senior Notes due 2018, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on November 21, 2013 (File No. 1-4372).

4.3	-
Indenture, dated July 19, 2013, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, including as Exhibit A thereto, the Form of 3.625% Convertible Senior Note due 2020, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 19, 2013 (File No. 1-4372).

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

+10.14	-	Amended and Restated Form of Forest City Enterprises, Inc. Restricted Stock Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 17, 2013 (File No. 1-4372).

+10.15	-	Amended and Restated Form of Forest City Enterprises, Inc. Performance Shares Agreement, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 17, 2013 (File No. 1-4372).

+10.16	-
Amended and Restated Form of Forest City Enterprises, Inc. Nonqualified Stock Option Agreement for Nonemployee Directors, incorporated by reference to Exhibit 10.16 to the Company’s Form 10-KT for the 11 months ended December 31, 2013 (File No. 1-4372).

+10.17	-
Amended and Restated Form of Forest City Enterprises, Inc. Restricted Shares Agreement for Nonemployee Directors, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-KT for the 11 months ended December 31, 2013 (File No. 1-4372).

+10.18	-
Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated as of March 17, 2013), incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 17, 2013 (File No. 1-4372).

+10.18.1
First Amendment to the Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated as of March 17, 2013), effective as of December 17, 2013, incorporated by reference to Exhibit 10.18.1 to the Company’s Form 10-KT for the 11 months ended December 31, 2013 (File No. 1-4372).

+10.19	-
Employment Agreement, dated September 22, 2011, by and among Forest City Enterprises, Inc. and David J. LaRue, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 26, 2011 (File No. 1-4372).

Exhibit Number		Description of Document
+10.19.1	-
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

*+10.23.2	-	Second Amendment to Employment Agreement, dated as of January 9, 2015, by and among Charles A. Ratner and Forest City Enterprises, Inc.

+10.24	-
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

Exhibit Number		Description of Document
10.30	-
Increase Notice, dated as of July 3, 2013, pursuant to the Fourth Amended and Restated Credit Agreement, dated as of February 21, 2013, by and among Forest City Rental Properties Corporation, KeyBank National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 8, 2013 (File No. 1-4372).

10.31	-
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

10.32	-
First Amendment to the Fourth Amended and Restated Credit Agreement and Fourth Amended and Restated Guaranty of Payment of Debt, dated as of July 31, 2013, by and among Forest City Rental Properties Corporation, Forest City Enterprises, Inc., KeyBank National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 5, 2013 (File No. 1-4372).

10.33	-
Pledge Agreement, dated as of January 29, 2010, by Forest City Rental Properties Corporation to KeyBank National Association, as Agent for itself and the other banks, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 4, 2010 (File No. 1-4372).

10.33.1	-
First Amendment to Pledge Agreement, dated as of March 30, 2011, by and among Forest City Rental Properties Corporation and KeyBank National Association, as Agent for itself and the other banks, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 5, 2011 (File No. 1-4372).

10.33.2	-
Second Amendment to Pledge Agreement, dated as of February 21, 2013, by and among Forest City Rental Properties Corporation and KeyBank National Association, as Agent for itself and the other banks, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 26, 2013 (File No. 1-4372).

10.34	-
Form of Exchange Agreement, pertaining to 3.625% Puttable Equity-Linked Senior Notes due 2014, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 17, 2013 (File No. 1-4372).

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
Uptown Housing Partners, LP Balance Sheet as of May 31, 2013, and Statements of Operations, Statements of Partners’ Equity (Deficit), and Statements of Cash Flows for the period from January 1, 2013 to May 31, 2013 and year ended December 31, 2012, including the Notes thereto.

*99.2	-
FC 8 Spruce Mezzanine, LLC Consolidated Balance Sheets as of December 31, 2013 and January 31, 2013, and Consolidated Statements of Operations, Consolidated Statements of Changes in Members’ Equity and Consolidated Statements of Cash Flows for the 11 months ended December 31, 2013 and year ended January 31, 2013, and the Notes thereto.

*101	-
The following financial information from Forest City Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

+	Management contract or compensatory arrangement.

*	Filed herewith.

**	Furnished herewith.

Item 15. Financial Statements Schedules

(c)	Financial Statements Schedules
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts and notes receivable
December 31, 2014	$15,141	$3,128	$7,498	$10,771
December 31, 2013	$25,858	$13,467	$24,184	$15,141
January 31, 2013	$25,875	$6,016	$6,033	$25,858
Valuation reserve on other investments
December 31, 2014	$5,312	$43	$35	$5,320
December 31, 2013	$5,277	$35	$—	$5,312
January 31, 2013	$5,168	$109	$—	$5,277
Valuation allowances for deferred tax assets
December 31, 2014	$48,077	$11,893	$6,235	$53,735
December 31, 2013	$53,282	$1,047	$6,252	$48,077
January 31, 2013	$55,330	$4,025	$6,073	$53,282

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Enterprises, Inc. and Subsidiaries
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of December 31, 2014			Accumulated Depreciation at December 31, 2014 (C)	Date of Construction/ Acquisition	Range of Lives on Which Depreciation in Latest Income Statement is Computed
Name	Location	Amount of Encumbrance at December 31, 2014	Land and Improvements	Buildings and Improvements	Improvements and Carrying Costs	Land and Improvements	Buildings and Improvements	Total (A)(B)
Office		(in thousands)
Atlantic Terminal Office (2 Hanson Place)	Brooklyn, NY	$101,831	$—	$108,940	$3,739	$—	$112,679	$112,679	$23,569	2004	(1)
Ballston Common Office Center	Arlington, VA	42,750	7,301	45,964	6,599	7,301	52,563	59,864	11,374	2005	(1)
Commerce Court	Pittsburgh, PA	24,050	3,432	20,873	3,820	3,432	24,693	28,125	8,267	2007	(1)
Edgeworth Building	Richmond, VA	19,411	942	29,353	2,530	951	31,874	32,825	5,060	2006	(1)
Glen Forest Office Park (Richmond)	Richmond, VA	59,189	11,766	88,632	8,972	11,818	97,552	109,370	20,352	2007	(1)
Harlem Office	Manhattan, NY	—	—	31,672	8,422	—	40,094	40,094	8,231	2003	(1)
Illinois Science and Technology Park
- 4901 Searle	Skokie, IL	20,689	837	16,227	4,525	837	20,752	21,589	3,665	2006	(1)
- 4930 Oakton	Skokie, IL	—	670	1,842	2,554	1,081	3,985	5,066	733	2006	(1)
- 8025 Lamon	Skokie, IL	14,737	978	6,426	20,680	978	27,106	28,084	3,571	2006	(1)
- 8045 Lamon	Skokie, IL	18,261	3,301	21,198	31,896	3,301	53,094	56,395	7,454	2007	(1)
Johns Hopkins-855 North Wolfe Street	Baltimore, MD	69,033	7,314	76,318	13,867	7,314	90,185	97,499	12,058	2008	(1)
Johns Hopkins Parking Garage	Baltimore, MD	—	1,600	26,185	2,774	1,600	28,959	30,559	1,189	2012	(1)
Mesa del Sol
Aperture Center	Albuquerque, NM	—	834	3,010	239	834	3,249	4,083	1,231	2008	(1)
Fidelity	Albuquerque, NM	22,331	5,003	29,872	293	5,003	30,165	35,168	3,420	2008	(1)
Metrotech Campus
One MetroTech Center	Brooklyn, NY	160,406	—	212,153	64,302	23,543	252,912	276,455	112,690	1991	(1)
Two MetroTech Center	Brooklyn, NY	73,323	—	155,280	34,025	7,137	182,168	189,305	75,700	1990	(1)
Nine MetroTech Center	Brooklyn, NY	59,700	—	64,303	4,250	380	68,173	68,553	25,030	1997	(1)
Eleven MetroTech Center	Brooklyn, NY	61,000	—	41,290	17,047	6,270	52,067	58,337	23,989	1995	(1)
Twelve MetroTech Center	Brooklyn, NY	—	—	42,344	16,140	1,847	56,637	58,484	11,414	2004	(1)
Fifteen MetroTech Center	Brooklyn, NY	165,736	3,762	163,414	8,482	—	175,658	175,658	39,101	2003	(1)
New York Times	Manhattan, NY	640,000	91,737	375,931	137,865	141,479	464,054	605,533	67,273	2007	(1)
One Pierrepont Plaza	Brooklyn, NY	3,907	—	86,863	99,787	558	186,092	186,650	105,788	1988	(1)
Post Office Plaza	Cleveland, OH	14,488	—	57,213	14,751	—	71,964	71,964	41,255	1990	(1)
Skylight Office Tower	Cleveland, OH	26,841	2,500	32,695	35,936	—	71,131	71,131	39,617	1991	(1)
Terminal Tower	Cleveland, OH	—	—	29,422	45,982	—	75,404	75,404	59,403	1983	(1)
University of Pennsylvania	Philadelphia, PA	45,230	—	41,146	10,707	—	51,853	51,853	10,386	2004	(1)
Miscellaneous Investments	Various	—	1,363	51,420	(18,656)	38	34,089	34,127	14,629	Various	(1)
Office Subtotal		$1,642,913	$143,340	$1,859,986	$581,528	$225,702	$2,359,152	$2,584,854	$736,449

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Enterprises, Inc. and Subsidiaries
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of December 31, 2014			Accumulated Depreciation at December 31, 2014 (C)	Date of Construction/ Acquisition	Range of Lives on Which Depreciation in Latest Income Statement is Computed
Name	Location	Amount of Encumbrance at December 31, 2014	Land and Improvements	Buildings and Improvements	Improvements and Carrying Costs	Land and Improvements	Buildings and Improvements	Total (A)(B)
Retail
Avenue at Tower City Center	Cleveland, OH	$—	$—	$174,726	$(44,801)	$192	$129,733	$129,925	$102,352	1990	(1)
Ballston Common	Arlington, VA	42,500	170	18,069	67,230	442	85,027	85,469	46,217	1986	(1)
Boulevard Mall	Amherst, NY	100,780	17,050	89,992	—	17,050	89,992	107,042	758	1996	(1)
Brooklyn Commons	Brooklyn, NY	20,415	—	23,794	1,688	20,017	5,465	25,482	1,729	2004	(1)
Shops at Atlantic Center Site V	Brooklyn, NY	—	—	3,238	1,485	1,047	3,676	4,723	1,325	1998	(1)
Shops at Northfield Stapleton	Denver, CO	—	4,830	80,687	87,474	24,879	148,112	172,991	33,145	2005	(1)
Shops at Wiregrass	Tampa, FL	84,950	28,842	109,587	4,690	26,242	116,877	143,119	22,385	2008	(1)
Station Square	Pittsburgh, PA	34,608	8,611	37,484	38,995	25,674	59,416	85,090	28,278	1994	(1)
The Yards
Boilermaker Shops	Washington, D.C.	12,437	529	12,468	5,212	527	17,682	18,209	734	2012	(1)
Lumber Shed	Washington, D.C.	10,000	306	12,820	478	306	13,298	13,604	419	2013	(1)
Tower City Parking	Cleveland, OH	—	2,317	11,789	16,084	2,048	28,142	30,190	12,530	1990	(1)
Westchester’s Ridge Hill	Yonkers, NY	330,000	236,692	661,705	30,491	238,792	690,096	928,888	73,216	2011	(1)
Miscellaneous Investments	Various	2,620	306	1,688	401	306	2,089	2,395	934	Various	(1)
Retail Subtotal		$638,310	$299,653	$1,238,047	$209,427	$357,522	$1,389,605	$1,747,127	$324,022

Arena
Barclays Center	Brooklyn, NY	$457,055	$—	$890,213	$49,816	$—	$940,029	$940,029	$75,354	2012	(1)

Apartments
100 (100 Landsdowne)	Cambridge, MA	$45,000	$728	$60,020	$795	$823	$60,720	$61,543	$14,267	2005	(1)
1111 Stratford	Stratford, CT	15,164	2,414	15,798	4,852	2,432	20,632	23,064	1,023	2013	(1)
1251 S. Michigan	Chicago, IL	9,500	97	13,978	1,300	106	15,269	15,375	3,148	2006	(1)
2175 Market Street	San Fransisco, CA	19,837	3,793	34,508	—	3,793	34,508	38,301	344	2014	(1)
91 Sidney	Cambridge, MA	28,065	213	42,276	—	213	42,276	42,489	1,198	2002	(1)
American Cigar Company	Richmond, VA	11,530	1,395	23,533	573	1,411	24,090	25,501	4,626	2000	(1)
Aster Conservatory Green	Denver, CO	36,000	1,325	13,125	33,375	1,599	46,226	47,825	1,707	2013	(1)
Bayside Village	San Francisco, CA	126,896	153,894	282,807	—	153,894	282,807	436,701	—	1988	(1)
Botanica Eastbridge	Denver, CO	13,000	765	13,698	535	765	14,233	14,998	1,269	2012	(1)
Brookview Place	Dayton, OH	2,180	155	4,588	677	155	5,265	5,420	3,698	1979	(1)
Cameron Kinney	Richmond, VA	—	2,340	23,206	3,788	2,496	26,838	29,334	5,132	2007	(1)
Cedar Place	Lansing, MI	3,859	399	7,000	449	399	7,449	7,848	3,774	1974	(1)
Consolidated-Carolina	Richmond, VA	20,981	1,028	30,425	1,151	1,032	31,572	32,604	7,871	2003	(1)
Cutter’s Ridge at Tobacco Row	Richmond, VA	—	389	4,356	(109)	400	4,236	4,636	1,160	2006	(1)
Drake	Philadelphia, PA	26,685	1,353	38,104	8,289	1,353	46,393	47,746	14,036	1998	(1)
Easthaven at the Village	Beachwood, OH	25,276	7,919	39,768	7,870	8,099	47,458	55,557	20,285	1994	(1)
Grand Lowry Lofts	Denver, CO	—	1,448	22,726	3,344	1,621	25,897	27,518	5,927	2000	(1)

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Enterprises, Inc. and Subsidiaries
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of December 31, 2014			Accumulated Depreciation at December 31, 2014 (C)	Date of Construction/ Acquisition	Range of Lives on Which Depreciation in Latest Income Statement is Computed
Name	Location	Amount of Encumbrance at December 31, 2014	Land and Improvements	Buildings and Improvements	Improvements and Carrying Costs	Land and Improvements	Buildings and Improvements	Total (A)(B)
Apartments (continued)

Hamel Mill Lofts	Haverhill, MA	38,999	3,974	72,902	3,224	3,111	76,989	80,100	10,893	2008	(1)
Heritage	San Diego, CA	28,000	7,433	42,202	9,885	7,505	52,015	59,520	14,924	2002	(1)
Hummingbird Pointe Apartments	Parma, OH	5,997	330	5,059	16,939	1,364	20,964	22,328	9,598	1972	(1)
Independence Place I	Parma Heights, OH	4,080	210	6,671	1,328	225	7,984	8,209	4,168	1973	(1)
Independence Place II	Parma Heights, OH	—	498	3,931	4,560	744	8,245	8,989	1,901	2003	(1)
KBL (Kennedy Biscuit Lofts)	Cambridge, MA	15,600	716	23,645	4,965	719	28,607	29,326	16,120	1990	(1)
Knolls	Orange, CA	32,520	53	23,759	598	53	24,357	24,410	11,511	1995	(1)
Lofts 23	Cambridge, MA	5,987	221	17,026	306	315	17,238	17,553	4,582	2005	(1)
Lofts at 1835 Arch	Philadelphia, PA	38,291	2,076	27,430	12,719	2,082	40,143	42,225	11,097	2001	(1)
Lucky Strike	Richmond, VA	15,278	1,105	34,095	1,207	3,019	33,388	36,407	6,342	2008	(1)
Mercantile Place on Main	Dallas, TX	36,329	8,876	75,478	8,085	8,798	83,641	92,439	16,071	2008	(1)
Metro 417	Los Angeles, CA	47,997	8,545	67,326	5,417	8,547	72,741	81,288	15,131	2005	(1)
Midtown Towers	Parma, OH	12,969	1,215	11,091	11,860	1,309	22,857	24,166	10,281	1969	(1)
Museum Towers	Philadelphia, PA	30,755	3,474	18,158	6,586	3,909	24,309	28,218	9,416	1997	(1)
North Church Towers and Gardens	Parma Heights, OH	5,090	789	4,037	3,168	816	7,178	7,994	1,756	2009	(1)
One Franklintown	Philadelphia, PA	37,190	1,658	31,489	9,830	1,741	41,236	42,977	20,783	1988	(1)
Pavilion	Chicago, IL	51,728	5,250	29,505	15,552	5,249	45,058	50,307	12,968	1992	(1)
Perrytown Place	Pittsburgh, PA	4,587	463	6,898	516	463	7,414	7,877	4,051	1973	(1)
Presidio Landmark	San Francisco, CA	43,563	2,060	92,687	4,983	2,064	97,666	99,730	13,525	2010	(1)
Queenswood	Corona, NY	28,729	321	39,243	1,072	327	40,309	40,636	18,121	1990	(1)
River Lofts at Ashton Mill	Cumberland, RI	16,930	2,885	33,844	12,479	3,247	45,961	49,208	9,948	2005	(1)
Sky55	Chicago, IL	68,517	3,965	80,930	3,989	4,016	84,868	88,884	20,041	2006	(1)
The Aster Town Center	Denver, CO	8,364	487	9,901	365	493	10,260	10,753	1,007	2012	(1)
The Continental	Dallas, TX	37,176	1,586	48,455	1,180	1,586	49,635	51,221	3,404	2013	(1)
The Met (Metropolitan)	Los Angeles, CA	38,900	4,420	36,557	10,169	4,477	46,669	51,146	23,264	1989	(1)
The Uptown	Oakland, CA	124,177	—	138,710	142	954	137,898	138,852	6,333	2013	(1)
The Wilson	Dallas, TX	12,776	2,217	16,565	3,627	1,937	20,472	22,409	4,018	2007	(1)
The Yards
Foundry Lofts	Washington, D.C.	44,790	2,086	52,806	5,959	2,092	58,759	60,851	5,005	2011	(1)
Twelve12	Washington, D.C.	75,606	5,444	106,509	—	5,444	106,509	111,953	1,355	2014	(1)
Town Center (Botanica on the Green & Crescent Flats)	Denver, CO	37,436	3,436	63,073	4,898	3,344	68,063	71,407	18,520	2004	(1)
Winchester Lofts	New Haven, CT	35,902	—	45,650	—	—	45,650	45,650	280	2014	(1)
Miscellaneous Investments	Various	8,093	149	40,697	6,474	152	47,168	47,320	14,615	Various	(1)
Apartments Subtotal		$1,376,329	$255,597	$1,976,245	$238,971	$260,693	$2,210,120	$2,470,813	$410,494

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Enterprises, Inc. and Subsidiaries
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of December 31, 2014			Accumulated Depreciation at December 31, 2014 (C)	Date of Construction/ Acquisition	Range of Lives on Which Depreciation in Latest Income Statement is Computed
Name	Location	Amount of Encumbrance at December 31, 2014	Land and Improvements	Buildings and Improvements	Improvements and Carrying Costs	Land and Improvements	Buildings and Improvements	Total (A)(B)
Land Inventory
Stapleton	Denver, CO	$—	$51,604	$—	$—	$51,604	$—	$51,604	$—	Various	N/A
LiveWork Las Vegas	Las Vegas, NV	—	29,164	—	—	29,164	—	29,164	—	Various	N/A
Commercial Outlots	Various	—	16,701	—	—	16,701	—	16,701	—	Various	N/A
Land Inventory Subtotal		$—	$97,469	$—	$—	$97,469	$—	$97,469	$—

Corporate and Other Equipment
Corporate office	Various	$—	$—	$10,738	$—	$—	$10,738	$10,738	$9,646	Various	(1)

Construction Projects
Office
1812 Ashland Ave	Baltimore, MD	29,422	—	8,940	—	—	8,940	8,940	—	Various	N/A
Apartments
1001 4th Street, SW	Washington, D.C.	—	3,709	13,059	—	3,709	13,059	16,768	—	Various	N/A
Aster Town Center II	Denver, CO	—	272	2,220	—	272	2,220	2,492	—	Various	N/A
B2 BKLYN	Brooklyn, NY	56,605	—	40,538	—	—	40,538	40,538	—	Various	N/A
Blossom Plaza	Los Angeles, CA	5,300	—	30,483	—	—	30,483	30,483	—	Various	N/A
Kapolei Lofts	Kapolei, HI	—	20,443	11,915	—	20,443	11,915	32,358	—	Various	N/A
The Yards - Arris	Washington, D.C.	—	8,395	38,611	—	8,395	38,611	47,006	—	Various	N/A
Miscellaneous Investments	Various	—	—	6,503	—	—	6,503	6,503	—	Various	N/A

Development Projects
Office
The Science + Technology Park at Johns Hopkins	Baltimore, MD	—	5,386	15,599	—	5,386	15,599	20,985	—	Various	N/A
Retail
Ballston Common Mall Redevelopment	Arlington, VA	—	13,267	6,357	—	13,267	6,357	19,624	—	Various	N/A
Apartments
Broadway and Hill	Los Angeles, CA	—	27,129	6,203	—	27,129	6,203	33,332	—	Various	N/A
Mixed-use
Pier 70	San Francisco, CA	—	—	12,521	—	—	12,521	12,521	—	Various	N/A
The Yards	Washington, D.C.	4,300	—	58,026	—	—	58,026	58,026	—	Various	N/A
Waterfront Station	Washington, D.C.	—	7,431	11,044	—	7,431	11,044	18,475	—	Various	N/A
Miscellaneous Investments	Various	27,967	24,933	104,973	—	24,933	104,973	129,906	—	Various	N/A
Construction and Development Subtotal		$123,594	$110,965	$366,992	$—	$110,965	$366,992	$477,957	$—

Total Real Estate		$4,238,201	$907,024	$6,342,221	$1,079,742	$1,052,351	$7,276,636	$8,328,987	$1,555,965

(A)	The aggregate cost at December 31, 2014 for federal income tax purposes was $7,293,315. For (B) and (C) refer to the following page.

(1)	Depreciation is computed based upon the following estimated useful lives:

Years
Building and improvements (other than Arena)	40 – 50
Arena	34.5
Equipment and fixtures	5 – 15
Tenant improvements	Shorter of useful life or applicable lease term

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

		Year Ended	11 Months Ended	Year Ended
		December 31, 2014	December 31, 2013	January 31, 2013
		(in thousands)
(B)	Reconciliations of total real estate carrying value are as follows:
	Balance at beginning of period	$8,475,571	$10,026,010	$9,646,870
	Additions during period -
	Improvements	399,411	471,653	791,705
	Other additions, primarily as a result of change in accounting method of property	603,589	171,260	60,897
	Other acquisitions	—	8,514	12,587
		1,003,000	651,427	865,189
	Deductions during period -
	Cost of real estate sold or retired	(302,181)	(439,130)	(370,110)
	Cost of real estate in connection with disposal of partial interests	(536,255)	(1,180,016)	—
	Other deductions, primarily due to impairments and as a result of change in accounting method of property	(311,148)	(582,720)	(115,939)
		(1,149,584)	(2,201,866)	(486,049)
	Balance at end of period	$8,328,987	$8,475,571	$10,026,010
(C)	Reconciliations of accumulated depreciation are as follows:
	Balance at beginning of period	$1,469,328	$1,654,632	$1,526,503
	Additions during period - Charged to profit or loss	206,041	255,824	204,070
	Net other additions (deductions) during period - Acquisitions, retirements, sales or disposals	(119,404)	(441,128)	(75,941)
	Balance at end of period	$1,555,965	$1,469,328	$1,654,632

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)

Date:	February 24, 2015	BY:	/s/ David J. LaRue
(David J. LaRue, President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*	Chairman of the Board and Director	February 24, 2015
(Charles A. Ratner)

/s/ David J. LaRue	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2015
(David J. LaRue)

/s/ Robert G. O’Brien	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2015
(Robert G. O’Brien)

/s/ Charles D. Obert	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 24, 2015
(Charles D. Obert)

*	Executive Vice President and Director	February 24, 2015
(Ronald A. Ratner)

*	Executive Vice President and Director	February 24, 2015
(Brian J. Ratner)

*	Executive Vice President and Director	February 24, 2015
(Bruce C. Ratner)

*	Executive Vice President and Director	February 24, 2015
(Deborah Ratner Salzberg)

*	Director	February 24, 2015
(Michael P. Esposito, Jr.)

*	Director	February 24, 2015
(Scott S. Cowen)

*	Director	February 24, 2015
(Arthur F. Anton)

*	Director	February 24, 2015
(Christine R. Detrick)

*	Director	February 24, 2015
(Stan Ross)

*	Director	February 24, 2015
(Deborah L. Harmon)

*	Director	February 24, 2015
(Kenneth J. Bacon)
The Registrant plans to distribute to security holders a copy of the Annual Report and Proxy material on or about April 30, 2014.

*
The undersigned, pursuant to a Power of Attorney executed by each of the Directors and Officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this Form 10-K on behalf of each of the persons noted above, in the capacities indicated.

/s/ David J. LaRue	February 24, 2015
(David J. LaRue, Attorney-in-Fact)