Form 10-K/A
period 2014-12-31
FOREST CITY ENTERPRISES INC
filed 2015-03-19
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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
The number of shares of registrant’s common stock outstanding on March 16, 2015 was 195,137,235 and 19,194,885 for Class A and Class B common stock, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2015 are incorporated by reference into Part III of the Form 10-K for the fiscal year ended December 31, 2014.

Part IV
Item 15. Exhibits and Financial Schedules
Exhibits
Signatures
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 99.1

Explanatory Paragraph
On February 24, 2015, Forest City Enterprises, Inc. (the “Company”) filed, with the Securities and Exchange Commission (the “SEC”), its Form 10-K for fiscal year ended December 31, 2014 (the “Report”). As disclosed in the Report, the Company had one equity method investment that met the conditions of a significant subsidiary under Rule 1-0 (w) of Regulation S-X as of December 31, 2013.
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
Part IV
Item 15. Exhibits and Financial Schedules
Item 15 of the Report filed on February 24, 2015, is amended by the addition of the following exhibits:

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
FC HCN University Park, LLC Consolidated Balance Sheets as of December 31, 2014 and 2013, and Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Changes in Members' Equity and Consolidated Statements of Cash Flows for the year ended December 31, 2014, the 11 months ended December 31, 2013 and year ended January 31, 2013, and the Notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)

Date:	March 19, 2015	BY:	/s/ David J. LaRue
(David J. LaRue, President and Chief Executive Officer)

EXHIBITS FILED HEREWITH

Exhibit Number		Description
23.1	—	Consent of PricewaterhouseCoopers LLP.

31.1	—	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—
FC HCN University Park, LLC Consolidated Balance Sheets as of December 31, 2014 and 2013, and Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Changes in Members' Equity and Consolidated Statements of Cash Flows for the year ended December 31, 2014, the 11 months ended December 31, 2013 and year ended January 31, 2013, and the Notes thereto.