Form 10-KT/A
period 2013-12-31
FOREST CITY ENTERPRISES INC
filed 2015-05-04
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KT/A
Amendment No. 2
(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended _________________

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
The number of shares of registrant’s common stock outstanding on April 30, 2015 was 196,047,329 and 18,940,837 for Class A and Class B common stock, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 2014 are incorporated by reference into Part III to the Form 10-KT for the transition period from February 1, 2013 to December 31, 2013.

Part IV
Item 15. Exhibits and Financial Schedules
Exhibits
Signatures
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 99.1

Explanatory Paragraph
On February 27, 2014, Forest City Enterprises, Inc. (the “Company”) filed, with the Securities and Exchange Commission (the “SEC”), its Annual Report on Form 10-KT for transition period from February 1, 2013 to December 31, 2013 (the “Report”), as amended on Form 10-KT/A on March 26, 2014.
Amendment No. 2 to the Report is being filed solely to correct an administrative error in the Independent Auditor's Report for the separate financial statements of FC 8 Spruce Mezzanine, LLC, as provided in Exhibit 99.1 attached hereto. The separate financial statements of FC 8 Spruce Mezzanine, LLC were previously provided as Exhibit 99.2 of the Report. In connection with the filing of this Amendment No. 2 to the Report and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the currently dated certifications of the principal executive officer and principal financial officer of the Company are attached as exhibits hereto.
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
Part IV
Item 15. Exhibits and Financial Schedules
Item 15 of the Report filed on February 27, 2014, is amended by deleting Exhibit 99.2 in its entirety and replacing it with Exhibit 99.1 attached hereto. The following additional exhibits are also included:

Exhibits

Exhibit Number		Description
23.1	—	Consent of Novogradac & Company LLP. .

31.1	—	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—
FC 8 Spruce Mezzanine, LLC Consolidated Balance Sheets as of December 31, 2013 and January 31, 2013, Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows for the 11 months ended December 31, 2013, year ended January 31, 2013 and for the period from July 1, 2011 (Inception) to January 31, 2012, and Consolidated Statements of Members' Equity for the 11 months ended December 31, 2013 and year ended January 31, 2013, and the Notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)

Date:	May 4, 2015	BY:	/s/ David J. LaRue
(David J. LaRue, President and Chief Executive Officer)

EXHIBITS FILED HEREWITH

Exhibit Number		Description
23.1	—	Consent of Novogradac & Company LLP. .

31.1	—	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—
FC 8 Spruce Mezzanine, LLC Consolidated Balance Sheets as of December 31, 2013 and January 31, 2013, Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows for the 11 months ended December 31, 2013, year ended January 31, 2013 and for the period from July 1, 2011 (Inception) to January 31, 2012, and Consolidated Statements of Members' Equity for the 11 months ended December 31, 2013 and year ended January 31, 2013, and the Notes thereto.