Form 10-K/A
period 2014-12-31
FOREST CITY ENTERPRISES INC
filed 2015-05-04
CIK 38067

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

Part IV
Item 15. Exhibits and Financial Schedules
Exhibits
Signatures
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 99.1

Explanatory Paragraph
On February 24, 2015, Forest City Enterprises, Inc. (the “Company”) filed, with the Securities and Exchange Commission (the “SEC”), its Annual Report on Form 10-K for fiscal year ended December 31, 2014 (the “Report”), as amended on Form 10-K/A on March 19, 2015.
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
Part IV
Item 15. Exhibits and Financial Schedules
Item 15 of the Report filed on February 24, 2015, is amended by deleting Exhibit 99.2 in its entirety and replacing it with Exhibit 99.1 attached hereto. The following additional exhibits are also included:

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
FC 8 Spruce Mezzanine, LLC Consolidated Balance Sheets as of December 31, 2014 and 2013, and Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Members’ Equity, and Consolidated Statements of Cash Flows for the year ended December 31, 2014, the 11 months ended December 31, 2013 and year ended January 31, 2013, and the Notes thereto.

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
FC 8 Spruce Mezzanine, LLC Consolidated Balance Sheets as of December 31, 2014 and 2013, and Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Members’ Equity, and Consolidated Statements of Cash Flows for the year ended December 31, 2014, the 11 months ended December 31, 2013 and year ended January 31, 2013, and the Notes thereto.