Form 10-Q
period 2015-03-31
FOREST CITY ENTERPRISES INC
filed 2015-05-04
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Class	Outstanding at April 30, 2015
Class A Common Stock, $.33 1/3 par value	196,047,329 shares
Class B Common Stock, $.33 1/3 par value	18,940,837 shares

Forest City Enterprises, Inc. and Subsidiaries

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2015
	(Unaudited)	December 31, 2014
	(in thousands)
Assets
Real Estate
Completed rental properties	$7,822,881	$7,753,561
Projects under construction and development	536,966	477,957
Land inventory	96,675	97,469
Total Real Estate	8,456,522	8,328,987
Less accumulated depreciation	(1,606,124)	(1,555,965)
Real Estate, net – (variable interest entities $474.3 million and $427.8 million, respectively)	6,850,398	6,773,022
Cash and equivalents – (variable interest entities $23.7 million and $20.6 million, respectively)	190,905	326,518
Restricted cash – (variable interest entities $25.5 million and $28.6 million, respectively)	250,557	266,530
Notes and accounts receivable, net	436,599	419,038
Investments in and advances to unconsolidated entities	669,605	620,466
Other assets – (variable interest entities $21.6 million and $19.6 million, respectively)	397,327	409,366
Total Assets	$8,795,391	$8,814,940
Liabilities and Equity
Liabilities
Mortgage debt and notes payable, nonrecourse – (variable interest entities $224.5 million and $250.7 million, respectively)	$4,202,440	$4,238,201
Revolving credit facility	59,950	—
Convertible senior debt	411,194	700,000
Accounts payable, accrued expenses and other liabilities – (variable interest entities $67.9 million and $42.6 million, respectively)	832,313	847,011
Cash distributions and losses in excess of investments in unconsolidated entities	211,255	211,493
Deferred income taxes	486,101	482,474
Total Liabilities	6,203,253	6,479,179
Redeemable Noncontrolling Interest	178,050	183,038
Commitments and Contingencies	—	—
Equity
Shareholders’ Equity
Preferred stock – without par value; 20,000,000 shares authorized; no shares issued	—	—
Common stock – $.33 1/3 par value
Class A, 371,000,000 shares authorized, 194,880,873 and 180,859,262 shares issued and 193,501,911 and 179,763,952 shares outstanding, respectively	64,960	60,286
Class B, convertible, 56,000,000 shares authorized, 18,942,503 and 19,208,517 shares issued and outstanding, respectively; 26,257,961 issuable	6,314	6,403
Total common stock	71,274	66,689
Additional paid-in capital	1,469,273	1,165,828
Retained earnings	508,989	563,198
Less treasury stock, at cost; 1,378,962 and 1,095,310 Class A shares, respectively	(26,013)	(18,922)
Shareholders’ equity before accumulated other comprehensive loss	2,023,523	1,776,793
Accumulated other comprehensive loss	(57,372)	(58,846)
Total Shareholders’ Equity	1,966,151	1,717,947
Noncontrolling interest	447,937	434,776
Total Equity	2,414,088	2,152,723
Total Liabilities and Equity	$8,795,391	$8,814,940

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data)
Revenues
Rental	$141,106	$127,921
Tenant recoveries	30,725	33,522
Service and management fees	9,620	12,987
Parking and other	11,876	12,148
Arena	28,820	35,357
Land sales	8,663	16,707
Military Housing	6,272	10,895
Total revenues	237,082	249,537
Expenses
Property operating and management	93,018	101,091
Real estate taxes	20,788	20,206
Ground rent	2,628	1,880
Arena operating	19,958	23,476
Cost of land sales	2,311	6,365
Military Housing operating	2,225	6,524
Corporate general and administrative	13,503	11,561
REIT conversion and reorganization costs	6,212	—
	160,643	171,103
Depreciation and amortization	61,814	55,009
Total expenses	222,457	226,112
Operating income	14,625	23,425

Interest and other income	9,704	11,503
Net loss on disposition of partial interest in rental properties	—	(467)
Net gain on change in control of interests	—	2,759
Interest expense	(52,576)	(62,452)
Amortization of mortgage procurement costs	(2,101)	(2,125)
Loss on extinguishment of debt	(35,154)	(164)
Loss before income taxes	(65,502)	(27,521)
Income tax expense (benefit)
Current	(1,744)	35,934
Deferred	2,559	(32,003)
	815	3,931
Earnings from unconsolidated entities, gross of tax	9,313	34,029
Earnings (loss) from continuing operations	(57,004)	2,577
Discontinued operations, net of tax
Operating loss from rental properties	—	(2,641)
Gain on disposition of rental properties	—	14,513
	—	11,872
Net earnings (loss)	(57,004)	14,449
Noncontrolling interests
Loss from continuing operations attributable to noncontrolling interests, gross of tax	2,795	1,121
Earnings from discontinued operations attributable to noncontrolling interests	—	(50)
	2,795	1,071
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(54,209)	$15,520

Basic earnings (loss) per common share
Earnings (loss) from continuing operations attributable to common shareholders	$(0.27)	$0.02
Earnings from discontinued operations attributable to common shareholders	—	0.06
Net earnings (loss) attributable to common shareholders	$(0.27)	$0.08
Diluted earnings (loss) per common share
Earnings (loss) from continuing operations attributable to common shareholders	$(0.27)	$0.02
Earnings from discontinued operations attributable to common shareholders	—	0.06
Net earnings (loss) attributable to common shareholders	$(0.27)	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net earnings (loss)	$(57,004)	$14,449
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $30 and $0, respectively)	(48)	—
Unrealized net gains on interest rate derivative contracts (net of tax of $(964) and $(3,814), respectively)	1,525	6,029
Total other comprehensive income, net of tax	1,477	6,029
Comprehensive income (loss)	(55,527)	20,478
Comprehensive loss attributable to noncontrolling interest	2,792	1,062
Total comprehensive income (loss) attributable to Forest City Enterprises, Inc.	$(52,735)	$21,540

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Equity
(Unaudited)

									Accumulated
	Common Stock				Additional				Other
	Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interest	Total
	(in thousands)
Balances at December 31, 2013	178,499	$59,500	20,173	$6,725	$1,095,748	$570,793	942	$(15,978)	$(76,582)	$285,913	$1,926,119
Net loss, net of $17,095 attributable to redeemable noncontrolling interest						(7,595)				3,670	(3,925)
Other comprehensive income, net of tax									17,736	55	17,791
Purchase of treasury stock							215	(4,009)			(4,009)
Conversion of Class B to Class A shares	964	322	(964)	(322)							—
Restricted stock vested	723	240			(240)						—
Exercise of stock options					(276)		(62)	1,065			789
Stock-based compensation					19,673						19,673
Write-off of deferred tax asset related to expired stock options					(419)						(419)
Exchange of Class A Common Units for Class A shares	673	224			34,134					(34,358)	—
Redeemable noncontrolling interest adjustment					(28,390)						(28,390)
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries					(32,505)					(67,358)	(99,863)
Contributions from noncontrolling interests										175,274	175,274
Distributions to noncontrolling interests										(14,634)	(14,634)
Adjustment due to change in ownership of consolidated subsidiaries					78,103					(82,038)	(3,935)
Change in control of equity method subsidiary										168,252	168,252
Balances at December 31, 2014	180,859	$60,286	19,209	$6,403	$1,165,828	$563,198	1,095	$(18,922)	$(58,846)	$434,776	$2,152,723
Net loss, net of $4,988 attributable to redeemable noncontrolling interest						(54,209)				2,193	(52,016)
Other comprehensive income, net of tax									1,474	3	1,477
Purchase of treasury stock							26	(588)			(588)
Conversion of Class B to Class A shares	266	89	(266)	(89)							—
Proceeds and Class A shares received from termination of Convertible Senior Notes hedge					24,321		258	(6,503)			17,818
Issuance of Class A shares in exchange for Convertible Senior Notes	13,645	4,548			272,208						276,756
Restricted stock vested	111	37			(37)						—
Stock-based compensation					6,917						6,917
Write-off of deferred tax asset related to expired stock options					(135)						(135)
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries					(308)						(308)
Contributions from noncontrolling interests										16,055	16,055
Distributions to noncontrolling interests										(4,553)	(4,553)
Adjustment due to change in ownership of consolidated subsidiaries					479					(537)	(58)
Balances at March 31, 2015 (Unaudited)	194,881	$64,960	18,943	$6,314	$1,469,273	$508,989	1,379	$(26,013)	$(57,372)	$447,937	$2,414,088

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaires
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net earnings (loss)	$(57,004)	$14,449
Depreciation and amortization	61,814	55,009
Amortization of mortgage procurement costs	2,101	2,125
Loss on extinguishment of debt	35,154	164
Net loss on disposition of partial interest in rental properties	—	467
Net gain on change in control of interests	—	(2,759)
Deferred income tax expense (benefit)	2,559	(32,003)
Earnings from unconsolidated entities	(9,313)	(34,029)
Stock-based compensation expense	5,255	3,966
Amortization and mark-to-market adjustments of derivative instruments	(2,182)	5,524
Cash distributions from operations of unconsolidated entities	11,078	11,431
Non-cash operating expenses and deferred taxes included in discontinued operations	—	9,942
Gain on disposition of rental properties included in discontinued operations	—	(26,824)
Decrease in land inventory	666	4,185
Increase in notes and accounts receivable	(11,000)	(6,653)
Increase in other assets	(3,777)	(3,261)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(22,359)	18,188
Net cash provided by operating activities	12,992	19,921
Cash flows from investing activities
Capital expenditures	(74,989)	(90,753)
Acquisitions	(11,119)	(19,988)
Payment of lease procurement costs	(2,930)	(648)
Increase in notes receivable	(8,722)	(225)
Decrease in restricted cash used for investing purposes	15,973	10,779
Proceeds from disposition of rental properties	1,400	28,680
Contributions to investments in and advances to unconsolidated entities	(43,140)	(21,161)
Distributions from investments in and advances to unconsolidated entities	4,000	44,178
Net cash used in investing activities	(119,527)	(49,138)
Cash flows from financing activities
Proceeds from nonrecourse mortgage debt and notes payable	6,260	103,090
Principal payments on nonrecourse mortgage debt and notes payable	(78,297)	(97,171)
Borrowings on revolving credit facility	65,950	85,225
Payments on revolving credit facility	(6,000)	(85,225)
Payments to noteholders related to exchange of convertible senior notes	(37,752)	—
Transaction costs related to exchange of convertible senior notes	(4,675)	—
Proceeds received from termination of convertible senior note hedge	17,818	—
Payments of deferred financing costs	(2,988)	(1,278)
Purchase of treasury stock	(588)	(100)
Exercise of stock options	—	181
Acquisitions of noncontrolling interests	(308)	(8,125)
Contributions from noncontrolling interests	16,055	1,554
Distributions to noncontrolling interests	(4,553)	(4,972)
Net cash used in financing activities	(29,078)	(6,821)
Net decrease in cash and equivalents	(135,613)	(36,038)
Cash and equivalents at beginning of period	326,518	280,206
Cash and equivalents at end of period	$190,905	$244,168

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies
Basis of Presentation
The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2014, as amended on Form 10-K/A’s on March 19, 2015 and May 4, 2015. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In management’s opinion, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
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
Reclassifications
During the three months ended June 30, 2014, the Company established several new financial statement line items within the Revenue and Expense sections of the Consolidated Statement of Operations to provide the financial statement user additional details of the components of total revenues and total expenses. Accordingly, comparable amounts for the three months ended March 31, 2014 have been reclassified.
Planned REIT Conversion
On January 13, 2015, the Company announced its Board of Directors approved a plan to pursue conversion to Real Estate Investment Trust (“REIT”) status. The Company expects to elect REIT status for its taxable year beginning January 1, 2016, subject to business conditions, the completion of related preparatory work and obtaining necessary third-party consents.
Variable Interest Entities
As of March 31, 2015, the Company determined it was the primary beneficiary of 24 VIEs representing 21 consolidated properties. The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of March 31, 2015, the Company determined it was not the primary beneficiary of 66 VIEs and accounts for these interests as equity method investments. The maximum exposure to loss of these unconsolidated VIEs is limited to $325,000,000, the Company’s investment balances as of March 31, 2015.
New Accounting Guidance
The following accounting pronouncements were adopted during the three months ended March 31, 2015:
In January 2015, the FASB issued an amendment to the accounting guidance to eliminate the concept of extraordinary items from GAAP. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently has been retained and expanded to include items that are both unusual in nature and infrequently occurring. This guidance was early adopted effective January 1, 2015 and did not have a material impact on the Company’s consolidated financial statements.
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
In February 2015, the FASB issued an amendment to the consolidation accounting guidance. This guidance changes the required analysis to determine whether certain types of legal entities should be consolidated. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and may affect the consolidation analysis of entities involved in VIEs, particularly those having fee arrangements and related party relationships. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adopting this guidance on its consolidated financial statements.
In April 2015, the FASB issued an Accounting Standards Update to simplify the presentation of debt issuance costs. This guidance requires that third-party debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adopting this guidance on its consolidated financial statements.
Related Party Transactions
The Company and certain of its affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) in August 2006 to purchase their interests in a total of 30 retail, office and residential operating properties and service companies in the Greater New York City metropolitan area. Pursuant to the Master Contribution Agreement, certain projects under development would remain owned jointly until each individual project was completed and achieved “stabilization.” Upon stabilization, each project would be valued and the Company, in its discretion, would choose among various ownership options for the project.
Pursuant to the terms of the Master Contribution Agreement, in January 2014, the Company caused certain of its affiliates to acquire the BCR Entities’ interests in 8 Spruce Street, an apartment community in Manhattan, New York, DKLB BKLN, an apartment community in Brooklyn, New York, and East River Plaza, a specialty retail center in Manhattan, New York, for $14,286,000. Prior to the transaction, the Company accounted for the three projects using the equity method of accounting and subsequently accounts for the projects as equity method investments as the partners continue to have joint control.
As a result of the March 2014 disposal of Quartermaster Plaza, a specialty retail center in Philadelphia, Pennsylvania, the Company accrued $1,646,000 during the six months ended June 30, 2014, related to a tax indemnity payment due to the BCR Entities, all of which was paid as of March 31, 2015.
Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”):

	March 31, 2015	December 31, 2014
	(in thousands)
Unrealized losses on foreign currency translation	$215	$137
Unrealized losses on interest rate contracts (1)	93,595	96,084
	93,810	96,221
Income tax benefit	(36,347)	(37,281)
Noncontrolling interest	(91)	(94)
Accumulated Other Comprehensive Loss	$57,372	$58,846

(1)
Included in the amounts as of March 31, 2015 and December 31, 2014 are $70,015 and $73,536, respectively, of unrealized loss on an interest rate swap associated with New York Times office building on its nonrecourse mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all-in lender interest rate of 6.40% and expires in September 2017.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes, net of tax and noncontrolling interest, of accumulated OCI by component:

	Foreign Currency Translation	Interest Rate Contracts	Total
	(in thousands)
Three Months Ended March 31, 2015
Balance, January 1, 2015	$(84)	$(58,762)	$(58,846)
Loss recognized in accumulated OCI	(48)	(4,574)	(4,622)
Loss reclassified from accumulated OCI	—	6,096	6,096
Total other comprehensive income	(48)	1,522	1,474
Balance, March 31, 2015	$(132)	$(57,240)	$(57,372)
Three Months Ended March 31, 2014
Balance, January 1, 2014	$(116)	$(76,466)	$(76,582)
Loss recognized in accumulated OCI	—	(2,611)	(2,611)
Loss reclassified from accumulated OCI	—	8,631	8,631
Total other comprehensive income	—	6,020	6,020
Balance, March 31, 2014	$(116)	$(70,446)	$(70,562)
The following table summarizes losses reclassified from accumulated OCI and their location on the Consolidated Statements of Operations:

Accumulated OCI Components	Loss Reclassified from Accumulated OCI	Location on Consolidated Statements of Operations
	(in thousands)
Three Months Ended March 31, 2015
Interest rate contracts	$8,971	Interest expense
Interest rate contracts	991	Earnings from unconsolidated entities, gross of tax
	9,962	Total before income tax and noncontrolling interest
	(3,862)	Income tax benefit
	(4)	Noncontrolling interest
	$6,096	Loss reclassified from accumulated OCI
Three Months Ended March 31, 2014
Interest rate contracts	$9,437	Interest expense
Interest rate contracts	3,666	Discontinued operations
Interest rate contracts	1,000	Earnings from unconsolidated entities, gross of tax
	14,103	Total before income tax and noncontrolling interest
	(5,468)	Income tax benefit
	(4)	Noncontrolling interest
	$8,631	Loss reclassified from accumulated OCI

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Supplemental Non-Cash Disclosures
The following table represents a summary of non-cash transactions including, but not limited to, dispositions of operating properties whereby the nonrecourse mortgage debt is assumed by the buyer, acquisition of rental properties, exchanges of senior notes for Class A common stock, change in construction payables and other capital expenditures, change in the fair market value of redeemable noncontrolling interest and capitalization of stock-based compensation granted to employees directly involved with the development and construction of real estate.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Investing Activities
Increase in projects under construction and development	$(12,577)	$(9,345)
(Increase) decrease in completed rental properties	(33,486)	53,285
Increase in restricted cash	—	(387)
Increase in investments in and advances to affiliates	(12,921)	(9,158)
Total effect on investing activities	$(58,984)	$34,395
Financing Activities
Increase (decrease) in nonrecourse mortgage debt and notes payable	36,276	(33,812)
Decrease in convertible senior debt	(286,196)	—
Increase in Class A common stock	4,548	—
Increase (decrease) in additional paid-in capital	285,391	(26,473)
Increase in treasury stock	(6,503)	—
Increase in redeemable noncontrolling interest	—	28,390
(Decrease) increase in noncontrolling interest	(532)	4
Total effect on financing activities	$32,984	$(31,891)

B. Mortgage Debt and Notes Payable, Nonrecourse
The following table summarizes the mortgage debt and notes payable, nonrecourse maturities as of March 31, 2015:

Years Ending December 31,
(in thousands)
2015	$429,436
2016	143,888
2017	1,181,842
2018	275,939
2019	300,401
Thereafter	1,870,934
Total	$4,202,440

C. Revolving Credit Facility
The Company’s Fourth Amended and Restated Credit Agreement and Fourth Amended and Restated Guaranty of Payment of Debt, as amended to the date hereof (collectively, the “Credit Facility”), provides total available borrowings of $500,000,000, subject to certain reserve commitments to be established, as applicable, on certain dates to be used to retire convertible senior debt that becomes due during the term of the agreement. The Credit Facility matures on February 21, 2016 and provides for one, 12-month extension option, subject to certain conditions. Borrowings bear interest at London Interbank Offered Rate (“LIBOR”) plus 3.50%. Up to $100,000,000 of the available borrowings may be used, in the aggregate, for letters of credit and/or surety bonds. The Credit Facility has restrictive covenants, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens and restrictions on the pledging of ownership interests in subsidiaries. The Company may repurchase up to $100,000,000 of Class A common stock and declare or pay dividends in an amount not to exceed $24,000,000 in the aggregate in any four quarter period to Class A or B common shareholders, subject to certain conditions. The Credit Facility contains development limitations and financial covenants, including the maintenance of minimum liquidity, debt yield, debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as specified in the Credit Facility). At March 31, 2015, the Company was in compliance with all of these financial covenants.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes available credit on the Credit Facility:

	March 31, 2015	December 31, 2014
	(in thousands)
Maximum borrowings	$500,000	$500,000
Less outstanding balances:
Borrowings	59,950	—
Letters of credit	76,008	85,768
Surety bonds	—	—
Available credit	$364,042	$414,232

D. Convertible Senior Debt
The following table summarizes the Company’s convertible senior debt:

	March 31, 2015	December 31, 2014
	(in thousands)
5.000% Notes due 2016	$9,519	$50,000
4.250% Notes due 2018	229,913	350,000
3.625% Notes due 2020	171,762	300,000
Total	$411,194	$700,000
As of March 31, 2015, the remaining outstanding senior notes are convertible into Class A common stock based on conversion prices ranging from $13.91 to $24.21 per Class A common share.
During the three months ended March 31, 2015, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Company’s convertible senior notes. Under the terms of the various agreements, holders agreed to exchange certain notes for shares of Class A common stock and cash payments. The cash payments were primarily for accrued and unpaid interest and in consideration for additional interest payable through maturity. The additional interest payable through maturity was based in part on the daily Volume Weighted Average Price during a 20-trading day measurement period following the agreement date for the 2018 and 2020 Senior Notes exchanges. Under the accounting guidance for induced conversions of convertible debt, additional amounts paid to induce the holders to exchange the notes were expensed resulting in a loss on extinguishment of debt.
The following table summarizes the 2015 exchange agreement transactions.

Agreement Date	Issuance	Aggregate Principal	Class A Common Shares Issued	Cash Payments to Noteholders	Loss on Extinguishment
		(in thousands, except share data)
February 26, 2015	2018 Senior Notes	$120,087	5,541,115	$13,641	$13,372
February 26, 2015	2020 Senior Notes	$128,238	5,297,885	$19,283	$19,038
March 5, 2015	2016 Senior Notes	$40,481	2,805,513	$6,163	$2,732
		$288,806	13,644,513	$39,087	$35,142
Amounts paid to noteholders for consideration of additional interest through maturity are presented as cash used in financing activities in the Consolidated Statement of Cash Flows.
In connection with the 2016 Senior Notes issuance, the Company entered into a convertible note hedge transaction intended to reduce the potential dilution with respect to the Company’s Class A common stock upon conversion of the 2016 Senior Notes. On March 3, 2015, the Company terminated and settled the convertible note hedge and received cash proceeds of $17,818,000 and 258,350 shares of Class A common stock, which the Company initially put into treasury. Under the accounting guidance, the total consideration received was recorded as an increase to additional paid in capital.
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
Notes to Consolidated Financial Statements
(Unaudited)

E. Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The Company maintains an overall interest rate risk management strategy using derivative instruments to minimize significant unplanned impact on earnings and cash flows caused by interest rate volatility. The strategy uses interest rate swaps and option contracts having indices related to the pricing of specific liabilities. The Company enters into interest rate swaps to convert floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions, or forward starting swaps to hedge the changes in benchmark interest rates on forecasted financings. Interest rate swaps are generally for periods of one to ten years. Option products are primarily interest rate caps for periods of one to three years. The use of option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings during the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value is recognized directly in earnings. Ineffectiveness was insignificant during the three months ended March 31, 2015. During the three months ended March 31, 2014, the Company recorded $3,666,000 as an increase to interest expense primarily related to ineffectiveness from a missed forecasted transaction arising from the early reclassification of OCI related to debt associated with an entity classified as discontinued operations. As of March 31, 2015, the Company expects it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $24,148,000, net of tax, within the next twelve months. However, the actual amount reclassified could vary due to future changes in fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
The Company enters into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. In exchange for a fixed rate, the TROR requires the payment of a variable interest rate, generally equivalent to the Securities Industry and Financial Markets Association (“SIFMA”) rate (0.02% at March 31, 2015) plus a spread. Additionally, the Company has guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At March 31, 2015, the aggregate notional amount of TROR designated as fair value hedging instruments is $366,985,000. The underlying TROR borrowings are subject to a fair value adjustment.
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

	Fair Value of Derivative Instruments
	March 31, 2015
	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Accounts Payable, Accrued Expenses and Other Liabilities)
	Current Notional	Fair Value	Current Notional	Fair Value
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate caps	$330,000	$25	$—	$—
Interest rate swaps	—	—	669,154	72,331
TROR	149,200	7,786	217,785	11,982
Total	$479,200	$7,811	$886,939	$84,313
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$303,690	$2	$—	$—
TROR	101,338	4,381	38,402	14,895
Total	$405,028	$4,383	$38,402	$14,895

	December 31, 2014
Derivatives Designated as Hedging Instruments
Interest rate caps	$330,000	$114	$—	$—
Interest rate swaps	—	—	869,154	75,281
TROR	149,200	6,379	217,785	11,983
Total	$479,200	$6,493	$1,086,939	$87,264
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$205,522	$12	$—	$—
TROR	101,410	1,857	38,425	15,098
Total	$306,932	$1,869	$38,425	$15,098
The following table presents the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in earnings (loss) and interest expense in the Consolidated Statements of Operations:

		Loss Reclassified from Accumulated OCI
Derivatives Designated as Cash Flow Hedging Instruments	Loss Recognized in OCI (Effective Portion)	Location on Consolidated Statements of Operations	Effective Amount	Ineffective Amount
	(in thousands)
Three Months Ended March 31, 2015
Interest rate caps and interest rate swaps	$(7,472)	Interest expense	$(8,957)	$(14)
		Earnings from unconsolidated entities, gross of tax	(990)	(1)
Total	$(7,472)		$(9,947)	$(15)
Three Months Ended March 31, 2014
Interest rate caps, interest rate swaps and Treasury options	$(4,260)	Interest expense	$(9,437)	$—
		Discontinued operations	—	(3,666)
		Earnings from unconsolidated entities, gross of tax	(1,000)	—
Total	$(4,260)		$(10,437)	$(3,666)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the impact of gains and losses related to derivative instruments not designated as cash flow hedges in the Consolidated Statements of Operations:

	Net Gain (Loss) Recognized
	Three Months Ended March 31,
	2015	2014
	(in thousands)
Derivatives Designated as Fair Value Hedging Instruments
TROR (1)	$1,408	$5,354
Derivatives Not Designated as Hedging Instruments
Interest rate caps and interest rate swaps	$(11)	$(57)
TROR	2,727	(1,006)
Total	$2,716	$(1,063)

(1)
The net gain (loss) recognized in interest expense from the change in fair value of the underlying TROR borrowings was $(1,408) and $(5,354) for the three months ended March 31, 2015 and 2014, respectively, offsetting the gain (loss) recognized on the TROR.

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
Agreements with derivative counterparties contain provisions under which the counterparty could terminate the derivative obligations if the Company defaults on its obligations under the Credit Facility and designated conditions are fulfilled. In instances where the Company’s subsidiaries have derivative obligations secured by a mortgage, the derivative obligations could be terminated if the indebtedness between the two parties is terminated, either by loan payoff or default of the indebtedness. In addition, certain subsidiaries have agreements containing provisions whereby the subsidiaries must maintain certain minimum financial ratios. As of March 31, 2015, the Company does not have any derivative contracts containing credit-risk related contingent features, such as credit rating downgrade, that may trigger collateral to be posted with a counterparty.
The following table presents information about collateral posted for derivatives in liability positions as of March 31, 2015:

	Collateral Information
	Notional Amount	Fair Value Prior to Nonperformance Risk	Nonperformance Risk	Collateral Posted	Nature of Collateral	Credit Risk Contingent Feature
	(in thousands)
Property Specific Swaps	$669,154	$75,832	$(3,501)	$—	Mortgage liens	None
TROR	256,187	26,825	52	52,818	Restricted cash, notes receivable, letters of credit	None
Totals	$925,341	$102,657	$(3,449)	$52,818

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
The Company records the redeemable noncontrolling interest related to Brooklyn Arena, LLC at redemption value, which approximates fair value if greater than historical cost. In the event the historical cost of the redeemable noncontrolling interest, which represents initial cost, adjusted for contributions, distributions and the allocation of profits or losses, is in excess of estimated fair value, the Company records the redeemable noncontrolling interest at historical cost. Redeemable noncontrolling interest is recorded at historical cost for all periods presented.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents information about financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate caps (assets)	$—	$27	$—	$27
Interest rate swaps (liabilities)	—	(2,316)	(70,015)	(72,331)
TROR (assets)	—	—	12,167	12,167
TROR (liabilities)	—	—	(26,877)	(26,877)
Fair value adjustment to the borrowings subject to TROR	—	—	4,196	4,196
Redeemable noncontrolling interest (1)	—	—	(178,050)	(178,050)
Total	$—	$(2,289)	$(258,579)	$(260,868)

	December 31, 2014
	(in thousands)
Interest rate caps (assets)	$—	$126	$—	$126
Interest rate swaps (liabilities)	—	(1,745)	(73,536)	(75,281)
TROR (assets)	—	—	8,236	8,236
TROR (liabilities)	—	—	(27,081)	(27,081)
Fair value adjustment to the borrowings subject to TROR	—	—	5,604	5,604
Redeemable noncontrolling interest (1)	—	—	(183,038)	(183,038)
Total	$—	$(1,619)	$(269,815)	$(271,434)

(1)	Redeemable noncontrolling interest is recorded at historical cost for period presented.
The following table presents a reconciliation of financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Redeemable Noncontrolling Interest	Interest Rate Swaps	Net TROR	Fair value adjustment to the borrowings subject to TROR	Total TROR Related	Total
	(in thousands)
Three Months Ended March 31, 2015
Balance, January 1, 2015 (1)	$(183,038)	$(73,536)	$(18,845)	$5,604	$(13,241)	$(269,815)
Loss attributable to redeemable noncontrolling interest	4,988	—	—	—	—	4,988
Total realized and unrealized gains (losses):
Included in earnings	—	—	4,135	(1,408)	2,727	2,727
Included in other comprehensive income	—	3,521	—	—	—	3,521
Balance, March 31, 2015 (1)	$(178,050)	$(70,015)	$(14,710)	$4,196	$(10,514)	$(258,579)
Three Months Ended March 31, 2014
Balance, January 1, 2014	$(171,743)	$(97,360)	$(24,346)	$8,869	$(15,477)	$(284,580)
Loss attributable to redeemable noncontrolling interest	3,093	—	—	—	—	3,093
Total realized and unrealized gains (losses):
Included in earnings	—	—	4,348	(5,354)	(1,006)	(1,006)
Included in other comprehensive income	—	5,515	—	—	—	5,515
Included in additional paid-in capital	(28,390)	—	—	—	—	(28,390)
Balance, March 31, 2014 (1)	$(197,040)	$(91,845)	$(19,998)	$3,515	$(16,483)	$(305,368)

(1)	Redeemable noncontrolling interest is recorded at historical cost for period presented.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents quantitative information about the significant unobservable inputs used to estimate the fair value of financial instruments measured on a recurring basis as of March 31, 2015:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value March 31, 2015	Valuation Technique	Unobservable Input	Input Values
	(in thousands)
Credit valuation adjustment of interest rate swap	$3,354	Potential future exposure	Credit spread	4.00%
TROR	$(14,710)	Third party bond pricing	Bond valuation	79.59 - 114.21
Fair value adjustment to the borrowings subject to TROR	$4,196	Third party bond pricing	Bond valuation	79.59 - 114.21
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
Fair Value of Other Financial Instruments
The carrying amount of notes and accounts receivable, excluding the Stapleton advances, and accounts payable, accrued expenses and other liabilities approximates fair value based upon the short-term nature of the instruments or the prevailing interest rate if long-term. The carrying amount of the Stapleton advances approximates fair value since the interest rates on these advances approximates current market rates. The Company estimates the fair value of its debt instruments by discounting future cash payments at interest rates the Company believes approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates, recent financing transactions, conversion features on convertible senior debt and loan to value ratios. The fair value of the Company’s debt instruments is classified as Level 3 in the fair value hierarchy.
The following table summarizes the fair value of nonrecourse mortgage debt and notes payable (exclusive of the fair value of derivatives), revolving credit facility and convertible senior debt:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Fixed Rate Debt	$2,664,795	$3,105,674	$2,993,591	$3,421,373
Variable Rate Debt	2,008,789	1,994,026	1,944,610	1,924,823
Total	$4,673,584	$5,099,700	$4,938,201	$5,346,196

G. Capital Stock
During the three months ended March 31, 2015, the Company issued shares of Class A common stock in connection with the privately negotiated exchange transactions involving a portion of the Company’s 2016, 2018 and 2020 Senior Notes. See Note D – Convertible Senior Debt for detailed information on these Class A common stock issuances, as well as the receipt of shares of Class A common stock in connection with the termination of a convertible note hedge related to the 2016 Senior Notes.

H. Stock-Based Compensation
During the three months ended March 31, 2015, the Company granted 28,240 stock options, 826,718 shares of restricted stock and 627,385 performance shares under the Company’s 1994 Stock Plan. The stock options had a grant-date fair value of $7.79, which was computed using the Black-Scholes option-pricing model using the following assumptions: expected term of 5.5 years, expected volatility of 30.8%, risk-free interest rate of 1.71%, and expected dividend yield of 0%. The exercise price of the options is $24.62, the closing price of the underlying Class A common stock on the date of grant. The restricted stock had a grant-date fair value of $24.62 per share, the closing price of the Class A common stock on the date of grant. The performance shares had a weighted-average grant-date fair value of $32.14 per share, which was computed using Monte Carlo simulations.
At March 31, 2015, $2,373,000 of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 27 months, $30,223,000 of unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 32 months, and $25,451,000 of unrecognized compensation cost related to performance shares is expected to be recognized over a weighted-average period of 31 months.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Stock option costs	$653	$1,456
Restricted stock costs	5,004	3,724
Performance share costs	1,260	851
Total stock-based compensation costs	6,917	6,031
Less amount capitalized into qualifying real estate projects	(1,662)	(2,065)
Amount charged to operating expenses	5,255	3,966
Depreciation expense on capitalized stock-based compensation	226	258
Total stock-based compensation expense	$5,481	$4,224
Deferred income tax benefit	$2,073	$1,566
The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the three months ended March 31, 2015 and 2014 was $1,926,000 and $1,358,000, respectively.
In connection with the vesting of restricted stock during the three months ended March 31, 2015 and 2014, the Company repurchased 25,302 shares and 5,483 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $588,000 and $100,000, respectively.

I. Write-Offs of Abandoned Development Projects
On a quarterly basis, the Company reviews each project under development to determine whether it is probable the project will be developed. If management determines the project will not be developed, its project costs and other related expenses are written off as an abandoned development project cost. The Company abandons projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or third party challenges related to entitlements or public financing. The Company recorded no write-offs of abandoned development projects during the three months ended March 31, 2015 and 2014, respectively.

J. Impairment of Real Estate and Impairment of Unconsolidated Entities
Impairment of Real Estate
The Company reviews its real estate for impairment whenever events or changes indicate its carrying value may not be recoverable. In order to determine whether the carrying costs are recoverable from estimated future undiscounted cash flows, the Company uses various assumptions including future estimated net operating income, estimated holding periods, risk of foreclosure and estimated cash proceeds upon the disposition of the asset. If the carrying costs are not recoverable, the Company records an impairment charge to reduce the carrying value to estimated fair value. The assumptions used to estimate fair value are Level 2 or 3 inputs. The Company’s assumptions are based on current information. If the conditions deteriorate or if the Company’s plans regarding its assets change, additional impairment charges may occur in future periods. There were no impairments recorded during the three months ended March 31, 2015 or 2014.
Impairment of Unconsolidated Entities
The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate its carrying value in the investments may be in excess of fair value. An equity method investment’s value is impaired if management’s estimate of its fair value is less than the carrying value and the difference is deemed to be other-than-temporary. In estimating fair value, assumptions that may be used include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, all of which are considered Level 3 inputs. For recently opened properties, assumptions also include the timing of initial property lease up. In the event initial property lease up assumptions differ from actual results, estimated future discounted cash flows may vary, resulting in impairment charges in future periods. There were no impairments of unconsolidated entities recorded during the three months ended March 31, 2015 or 2014.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

K. Loss on Extinguishment of Debt
For the three months ended March 31, 2015 and 2014, the Company recorded $35,154,000 and $164,000, respectively, as loss on extinguishment of debt. The loss on extinguishment of debt recorded for the three months ended March 31, 2015 primarily relates to the privately negotiated exchange transactions involving a portion of the Company’s 2016, 2018 and 2020 Senior Notes. See Note D – Convertible Senior Debt for detailed information on the loss on extinguishment of debt.

L. Income Taxes
Income tax expense was $815,000 and $3,931,000 for the three months ended March 31, 2015 and 2014, respectively. The difference in recorded income tax expense/benefit versus income tax expense/benefit computed at the statutory federal income tax rate is primarily attributable to state income taxes, changes in state net operating losses, additional general business credits, changes to valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income. The most significant permanent difference during the three months ended March 31, 2015 was the loss on extinguishment of debt recorded in connection with the privately negotiated exchanges of a portion of the Company’s Senior Notes.
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
If the Company converts to REIT status, it is anticipated certain subsidiaries may be treated as taxable REIT subsidiaries and would continue to be subject to corporate income taxes. In addition, the Company could be subject to corporate income taxes related to assets sold during the 10-year period following the date of conversion, to the extent such assets had a built-in gain on the date of conversion.

M. Discontinued Operations
The following tables summarize the rental properties included in discontinued operations during the three months ended March 31, 2014:

Property	Location	Square Feet	Period Disposed	Three Months Ended 3/31/15	Three Months Ended 3/31/14
Commercial Group:
Promenade Bolingbrook	Bolingbrook, Illinois	771,000 square feet	Q2-2014 (1)	—	Yes
Quartermaster Plaza	Philadelphia, Pennsylvania	456,000 square feet	Q1-2014	—	Yes
Mesa del Sol - 5600 University SE	Albuquerque, New Mexico	87,000 square feet	Q1-2014	—	Yes

(1)	Classified as held for sale as of March 31, 2014.
Effective April 1, 2014, the Company adopted the new accounting guidance for reporting discontinued operations. As a result, fewer rental property disposals qualify to be reported as discontinued operations. There were no rental property dispositions during the three months ended March 31, 2015 that met the requirements for discontinued operations reporting.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues	$—	$6,995
Expenses
Operating expenses	—	4,775
Depreciation and amortization	—	987
	—	5,762

Gain on disposition of rental properties	—	26,824
Interest expense	—	(5,483)
Amortization of mortgage procurement costs	—	(41)
Loss on extinguishment of debt	—	(17)
Earnings before income taxes	—	22,516
Income tax expense	—	10,644
Earnings from discontinued operations	—	11,872
Noncontrolling interest
Gain on disposition of rental properties	—	58
Operating loss from rental properties	—	(8)
	—	50
Earnings from discontinued operations attributable to Forest City Enterprises, Inc.	$—	$11,822
The following table summarizes the pre-tax gain on disposition of rental properties:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Quartermaster Plaza (Specialty Retail Center)	$—	$26,373
Mesa del Sol - 5600 University SE (Office Building)	—	451
	$—	$26,824
Gain on Disposition of Unconsolidated Entities
Gains and losses on the disposition of investments accounted for on the equity method are included in equity in earnings (loss) and are summarized in the following table:

		Three Months Ended March 31,
		2015	2014
		(in thousands)
Apartment Communities:
Westwood Reserve	Tampa, Florida	$—	$8,904
Legacy Crossroads	Cary, North Carolina	—	6,216
Colonial Grand	Tampa, Florida	—	4,904
Legacy Arboretum	Charlotte, North Carolina	—	3,257
Barrington Place	Raleigh, North Carolina	—	1,515
		$—	$24,796

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

N. Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The Class A Common Units (“Units”), which are reflected as noncontrolling interests in the Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with conversion of the 2016 Senior Notes, 2018 Senior Notes and 2020 Senior Notes is included in the computation of diluted EPS using the if-converted method. The loss from continuing operations attributable to Forest City Enterprises, Inc. for the three months ended March 31, 2015 was allocated solely to holders of common stock as the participating security holders do not share in the losses.
The reconciliation of the basic and diluted EPS computations is shown in the following table:

	Three Months Ended March 31,
	2015	2014
Numerators (in thousands)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc.	$(54,209)	$3,698
Undistributed earnings allocated to participating securities	—	(106)
Earnings (loss) from continuing operations attributable to common shareholders ‑ Basic	$(54,209)	$3,592
Undistributed earnings allocated to participating securities	—	106
Earnings (loss) from continuing operations attributable to common shareholders ‑ Diluted	$(54,209)	$3,698
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(54,209)	$15,520
Undistributed earnings allocated to participating securities	—	(444)
Net earnings (loss) attributable to common shareholders ‑ Basic	$(54,209)	$15,076
Undistributed earnings allocated to participating securities	—	444
Net earnings (loss) attributable to common shareholders ‑ Diluted	$(54,209)	$15,520
Denominators
Weighted average shares outstanding ‑ Basic	202,963,083	197,739,076
Effect of stock options, restricted stock and performance shares	—	1,926,005
Effect of convertible debt	—	—
Effect of convertible Class A Common Units	—	3,646,755
Weighted average shares outstanding ‑ Diluted (1)	202,963,083	203,311,836
Earnings Per Share
Earnings (loss) from continuing operations attributable to common shareholders ‑ Basic	$(0.27)	$0.02
Earnings (loss) from continuing operations attributable to common shareholders ‑ Diluted	$(0.27)	$0.02
Net earnings (loss) attributable to common shareholders ‑ Basic	$(0.27)	$0.08
Net earnings (loss) attributable to common shareholders ‑ Diluted	$(0.27)	$0.08

(1)
Incremental shares from dilutive options, restricted stock, performance shares and convertible securities aggregating 33,828,488 for the three months ended March 31, 2015 were not included in the computation of EPS because their effect is anti-dilutive due to the loss from continuing operations. Weighted-average shares issuable upon the conversion of convertible debt of 32,138,215 for the three months ended March 31, 2014 were not included in the computation of diluted EPS because their effect is anti-dilutive under the if-converted method. Weighted-average options, restricted stock and performance shares of 2,444,380 and 3,195,616 for the three months ended March 31, 2015 and 2014, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive under the treasury stock method.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

O. Segment Information
The following tables summarize financial data for the Company’s reportable operating segments. All amounts are presented in thousands.

	March 31, 2015	December 31, 2014
	Identifiable Assets
Commercial Group	$4,211,742	$4,210,714
Residential Group	3,298,255	3,172,188
Arena	963,029	955,570
Land Development Group	259,399	250,833
Corporate Activities	62,966	225,635
	$8,795,391	$8,814,940

	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
	Revenues		Operating Expenses
Commercial Group	$128,545	$130,085	$73,090	$81,548
Residential Group	69,660	65,669	43,239	45,669
Arena	28,820	35,357	19,958	23,476
Land Development Group	10,057	18,426	4,641	8,849
Corporate Activities	—	—	19,715	11,561
	$237,082	$249,537	$160,643	$171,103

	Depreciation and Amortization		Interest and Other Income
Commercial Group	$32,851	$30,259	$2,633	$1,784
Residential Group	19,376	15,396	2,996	6,445
Arena	8,790	8,532	—	—
Land Development Group	89	86	4,040	3,245
Corporate Activities	708	736	35	29
	$61,814	$55,009	$9,704	$11,503

	Interest Expense		Capital Expenditures
Commercial Group	$30,322	$34,566	$28,882	$30,997
Residential Group	4,465	9,185	43,440	53,803
Arena	10,108	9,557	2,652	5,937
Land Development Group	(465)	(138)	15	16
Corporate Activities	8,146	9,282	—	—
	$52,576	$62,452	$74,989	$90,753
The Company uses Funds From Operations (“FFO”) to report its operating results. FFO, a non-GAAP measure as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is a measure of performance used by publicly traded REITs. Although the Company is not a REIT, management believes it is important to publish this measure to allow for easier comparison of its performance to its peers. FFO is defined by NAREIT as net earnings excluding the following items at the Company’s proportional share: i) gain (loss) on disposition of rental properties, divisions and other investments (net of tax); ii) non-cash charges for real estate depreciation and amortization; iii) impairment of depreciable real estate (net of tax); and iv) cumulative or retrospective effect of change in accounting principle (net of tax).
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The reconciliations of net earnings (loss) to FFO by segment are shown in the following tables. All amounts are presented in thousands.

Three Months Ended March 31, 2015	Commercial Group	Residential Group	Arena	Land Development Group	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(67)	$5,637	$(5,048)	$10,562	$(65,293)	$(54,209)
Depreciation and amortization – Real Estate Groups	45,684	24,000	5,055	41	—	74,780
FFO	$45,617	$29,637	$7	$10,603	$(65,293)	$20,571

Three Months Ended March 31, 2014	Commercial Group	Residential Group	Arena	Land Development Group	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$12,330	$32,167	$(3,292)	$11,593	$(37,278)	$15,520
Depreciation and amortization – Real Estate Groups	42,709	22,337	4,941	33	—	70,020
Net loss on disposition of partial interests in rental properties	467	—	—	—	—	467
Gain on disposition of unconsolidated entities	—	(24,796)	—	—	—	(24,796)
Discontinued operations:
Depreciation and amortization – Real Estate Groups	986	—	—	—	—	986
Gain on disposition of rental properties	(26,766)	—	—	—	—	(26,766)
Income tax expense on non-FFO:
Gain on disposition of rental properties	—	—	—	—	19,898	19,898
FFO	$29,726	$29,708	$1,649	$11,626	$(17,380)	$55,329

P. Subsequent Event
On April 28, 2015, the Company entered into a share purchase and redemption agreement with Health Care REIT, Inc. to acquire its 49% equity interest in seven life science office properties and two parking facilities at University Park at MIT, a mixed-use life science office campus in Cambridge, Massachusetts (“MIT Assets”). The redemption price is $573,500,000 less Health Care REIT, Inc’s 49% share of the outstanding debt on the MIT Assets at closing estimated to be approximately $174,000,000. The Company intends to finance the purchase price primarily through one or more capital markets transactions prior to the anticipated closing date. Upon closing, which is expected to be no later than September 30, 2015, the Company will own 100% of the MIT Assets. As a result, we will be required to consolidate the assets and liabilities of the MIT Assets and expect to record a gain on change in control of interests in excess of $400,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of Forest City Enterprises, Inc. and subsidiaries should be read in conjunction with the financial statements and footnotes thereto contained in the annual report on Form 10-K for the year ended December 31, 2014, as amended on Form 10-K/A on March 19, 2015 and May 4, 2015.

RESULTS OF OPERATIONS
Corporate Description
We principally engage in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. We have approximately $8.8 billion of consolidated assets in 24 states and the District of Columbia at March 31, 2015. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C. We have offices in Albuquerque, Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
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
Corporate Activities is the other reportable operating segment, which includes our equity method investment in the Brooklyn Nets (the “Nets”), a member of the National Basketball Association (“NBA”).
Significant milestones during the first quarter of 2015 include:

•
Announced our Board of Directors has approved a plan for us to pursue conversion to real estate investment trust (“REIT”) status. We expect to elect REIT status for our taxable year beginning January 1, 2016, subject to business conditions, the completion of related preparatory work and obtaining necessary third-party consents;

•
Entered into privately negotiated exchanges of $120,087,000 aggregate principal amount of our 4.25% Senior Notes due 2018 for 5,541,115 shares of Class A common stock and a cash payment of $13,641,000;

•
Entered into privately negotiated exchanges of $128,238,000 aggregate principal amount of our 3.625% Senior Notes due 2020 for 5,297,885 shares of Class A common stock and a cash payment of $19,283,000;

•
Entered into privately negotiated exchanges of $40,481,000 aggregate principal amount of our 5.00% Senior Notes due 2016 (“2016 Senior Notes”) for 2,805,513 shares of Class A common stock and a cash payment of $6,163,000;

•	Terminated and settled the convertible note hedge associated with the 2016 Senior Notes and received cash proceeds of $17,818,000 and 258,350 shares of Class A common stock;

•	Acquired 500 Sterling Place, a 77 unit apartment community in Brooklyn, New York for cash and a nonrecourse mortgage;

•
Commenced construction and contributed Museum Towers II, an apartment community in Philadelphia, Pennsylvania, into our residential strategic capital partnership with Arizona State Retirement System (“ASRS”); and

•	Completed the phased opening of Winchester Lofts, an apartment community in New Haven, Connecticut.
In addition, subsequent to March 31, 2015, we achieved the following significant milestones:

•
Entered into a share purchase and redemption agreement with Health Care REIT, Inc. to acquire its 49% equity interest in seven life science office properties and two parking facilities at University Park at MIT, a mixed-use life science office campus in Cambridge, Massachusetts; and

•
Acquired our partner’s 50% equity ownership interest in three operating apartment communities located in Northeast Ohio in exchange for our 50% equity ownership in five operating apartment communities located in Northeast Ohio in a non-cash transaction. Subsequent to the transaction, we own 100% of the three retained operating apartment communities.

Net Operating Income
We define Net Operating Income (“NOI”) as revenues (excluding straight-line rent adjustments) less operating expenses (including depreciation and amortization for non-real estate groups) plus interest income, equity in earnings (loss) of unconsolidated entities (excluding gain (loss) on disposition, impairment, interest expense, gain (loss) on extinguishment of debt and depreciation and amortization of unconsolidated entities). We believe NOI provides additional information about our core operations and, along with earnings, is necessary to understand our business and operating results. A reconciliation between NOI and Earnings (Loss) Before Income Taxes, the most comparable financial measure calculated in accordance with GAAP, is presented below. Although NOI is not presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), investors can use this non-GAAP measure as supplementary information to evaluate our business. NOI is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, our GAAP measures and may not be directly comparable to similarly-titled measures reported by other companies.
Reconciliation of Earnings (Loss) Before Income Taxes (GAAP) to Net Operating Income (non-GAAP) (in thousands):

	Three Months Ended March 31,
	2015		2014
Loss before income taxes (GAAP)		$(65,502)		$(27,521)
Earnings from unconsolidated entities	$9,313		$34,029
Gain on disposition of unconsolidated entities	—		(24,796)
Depreciation and amortization of unconsolidated entities	22,466		21,604
Interest expense of unconsolidated entities	25,854		28,000
Loss on extinguishment of debt of unconsolidated entities	225		252
Total NOI from unconsolidated entities	$57,858	57,858	$59,089	59,089
Interest expense		52,576		62,452
Loss on extinguishment of debt		35,154		164
Net loss on disposition of full or partial interest in rental properties		—		467
Net gain on change in control of interests		—		(2,759)
Depreciation and amortization—Real Estate Groups		60,672		53,832
Amortization of mortgage procurement costs		2,101		2,125
Straight-line rent adjustment		(53)		(2,593)
Net operating income (Non-GAAP)		$142,806		$145,256

Comparable NOI
In addition to NOI, we use comparable NOI as a metric to evaluate the performance of our multi-family, office and retail properties. This measure provides a same-store comparison of operating results of all stabilized properties that are open and operating in all periods presented. Write-offs of abandoned development projects, non-capitalizable development costs and unallocated management and service company overhead, net of tax credit income, are not directly attributable to an operating property and are considered non-comparable NOI. In addition, certain income and expense items at the property level, such as lease termination income, real estate tax assessments or rebates and participation payments as a result of refinancing transactions and NOI impacts of changes in ownership percentages, are excluded from comparable NOI and are included in non-comparable NOI. Retained properties that are considered non-comparable are disclosed in the Segment Operating Results of the Management Discussion and Analysis of this 10-Q. Other properties and activities such as Arena, hotels, subsidized senior housing, military housing, corporate activities and land sales are not evaluated on a comparable basis and the NOI from these properties and activities is considered non-comparable NOI.
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
For the three months ended March 31, 2015, comparable NOI increased 6.4% for retail, 4.4% for office and 5.5% for residential compared with the same period in the prior year.

The following is a reconciliation of comparable NOI to total NOI.

	Net Operating Income (in thousands)
	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
Full Consolidation	Comparable	Non-Comparable	Total	Comparable	Non-Comparable	Total
Retail	$40,595	$3,756	$44,351	$38,158	$2,993	$41,151
Office	58,322	2,162	60,484	55,978	(861)	55,117
Apartments	40,970	4,536	45,506	38,620	703	39,323
Arena	—	8,834	8,834	—	11,864	11,864
Subsidized Senior Housing	—	3,819	3,819	—	3,564	3,564
Military Housing	—	5,361	5,361	—	4,979	4,979
Other	—	(15,531)	(15,531)	—	(10,201)	(10,201)
Total Rental Properties	$139,887	$12,937	$152,824	$132,756	$13,041	$145,797

Land Development Group	$—	$11,172	$11,172	$—	$12,880	$12,880
Corporate Activities	$—	$(14,978)	$(14,978)	$—	$(13,421)	$(13,421)
Corporate Activities - REIT conversion and reorganization costs	$—	$(6,212)	$(6,212)	$—	$—	$—

Grand Total	$139,887	$2,919	$142,806	$132,756	$12,500	$145,256

	Three Months Ended March 31,
Comparable NOI (net of Noncontrolling Interests (“NCI”))	2014	2013	% Change
	(in thousands)
Retail Comparable NOI	$40,595	$38,158
NOI attributable to NCI	—	—
Subtotal Retail	40,595	38,158	6.4%

Office Comparable NOI	58,322	55,978
NOI attributable to NCI	(2,348)	(2,382)
Subtotal Office	55,974	53,596	4.4%

Apartments Comparable NOI	40,970	38,620
NOI attributable to NCI	(2,711)	(2,349)
Subtotal Apartments	38,259	36,271	5.5%

Grand Total Comparable NOI (net of NCI)	$134,828	$128,025	5.3%

Net Operating Income by Product Type
Full Consolidation (in thousands)

Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

NOI by Product Type	$170,693	NOI by Product Type	$157,014
Arena	8,834	Arena	11,864
Corporate Activities	(14,978)	Corporate Activities	(13,421)
Corporate Activities - REIT conversion and reorganization costs	(6,212)	Corporate Activities - REIT conversion and reorganization costs	—
Other (3)	(15,531)	Other (3)	(10,201)
Grand Total NOI	$142,806	Grand Total NOI	$145,256

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
FFO is defined by NAREIT as net earnings excluding the following items at our proportional share: i) gain (loss) on disposition of rental properties, divisions and other investments (net of tax); ii) non-cash charges for real estate depreciation and amortization; iii) impairment of depreciable real estate (net of tax); and iv) cumulative or retrospective effect of change in accounting principle (net of tax).
The table below reconciles net earnings (loss), the most comparable GAAP measure, to FFO, a non-GAAP measure.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(54,209)	$15,520
Depreciation and Amortization—Real Estate Groups (2)	74,780	71,006
Gain on disposition of full or partial interests in rental properties	—	(51,095)
Income tax expense adjustment — current and deferred (3):
Gain on disposition of full or partial interests in rental properties	—	19,898
FFO	$20,571	$55,329

FFO Per Share - Diluted
Numerator (in thousands):
FFO	$20,571	$55,329
If-Converted Method (adjustments for interest, net of tax):
5.000% Notes due 2016	—	382
4.250% Notes due 2018	—	2,277
3.625% Notes due 2020	—	1,664
FFO for per share data	$20,571	$59,652
Denominator:
Weighted average shares outstanding—Basic	202,963,083	197,739,076
Effect of stock options, restricted stock and performance shares	2,768,251	1,926,005
Effect of convertible debt	—	32,138,215
Effect of convertible Class A Common Units	2,973,190	3,646,755
Weighted average shares outstanding - Diluted (1)	208,704,524	235,450,051
FFO Per Share	$0.10	$0.25

(1)
For the three months ended March 31, 2015, weighted-average shares issuable upon the conversion of convertible debt of 28,087,047 were not included in the computation of diluted FFO per share because their effect is anti-dilutive under the if-converted method. As a result, an adjustment to FFO for interest expense of $3,787,000 related to these securities is not required.

(2)	The following table provides detail of depreciation and amortization:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Full Consolidation	$61,814	$55,009
Non-Real Estate	(1,142)	(1,177)
Real Estate Groups Full Consolidation	60,672	53,832
Real Estate Groups related to noncontrolling interest	(7,561)	(4,615)
Real Estate Groups Unconsolidated	21,669	20,803
Real Estate Groups Discontinued Operations	—	986
Real Estate Groups at our proportional share	$74,780	$71,006

(3)	The following table provides detail of income tax expense (benefit):

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Income tax expense (benefit) on FFO
Operating Earnings:
Current taxes	$(1,744)	$8,633
Deferred taxes	2,559	(13,956)
Total income tax expense (benefit) on FFO	815	(5,323)

Income tax expense (benefit) on non-FFO
Disposition of full or partial interests in rental properties:
Current taxes	$—	$29,048
Deferred taxes	—	(9,150)
Total income tax expense (benefit) on non-FFO	—	19,898
Grand Total	$815	$14,575

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
We define Operating FFO as FFO adjusted to exclude: i) impairment of non-depreciable real estate; ii) write-offs of abandoned development projects; iii) income recognized on state and federal historic and other tax credits; iv) gains or losses from extinguishment of debt; v) change in fair market value of nondesignated hedges; vi) gains or losses on change in control of interests; vii) the adjustment to recognize rental revenues and rental expense using the straight-line method; viii) participation payments to ground lessors on refinancing of our properties; ix) other transactional items; x) the Nets pre-tax FFO; and xi) income taxes on FFO.

The table below reconciles FFO to Operating FFO.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
FFO	$20,571	$55,329
Tax credit income	(3,255)	(3,947)
(Gain) loss on extinguishment of debt	35,379	433
Change in fair market value of nondesignated hedges	(2,113)	4,672
Net gain on change in control of interests	—	(2,759)
Straight-line rent adjustments	(53)	(2,534)
Participation payments	—	1,469
REIT conversion and reorganization costs	6,212	—
Nets Pre-tax FFO	802	1,153
Income tax expense (benefit) on FFO	815	(5,323)
Operating FFO	$58,358	$48,493

Operating FFO Per Share - Diluted
Numerator (in thousands):
Operating FFO	$58,358	$48,493
If-Converted Method (adjustments for interest, pre-tax):
5.000% Notes due 2016	507	625
4.250% Notes due 2018	3,322	3,719
3.625% Notes due 2020	2,357	2,719
Operating FFO for per share data	$64,544	$55,556

Denominator:
Weighted average shares outstanding - Diluted (1)	236,791,571	235,450,051
Operating FFO Per Share	$0.27	$0.24

(1)
Includes dilutive securities of 28,087,047 for the three months ended March 31, 2015, for the computation of Operating FFO per share because their effect is dilutive under the if-converted method. These securities were not included in the computation of diluted FFO per share because their effect was anti-dilutive.

Commercial Group
Comparable leased occupancy is 93.2% and 95.5% for retail and office, respectively, as of March 31, 2015 compared with 91.6% and 94.3%, respectively, as of March 31, 2014. Leased occupancy percentage is calculated by dividing the sum of the total tenant occupied space under the lease and vacant space under lease by total gross leasable area (“GLA”). Retail and office occupancy as of March 31, 2015 and 2014 represents leased occupancy at the end of the quarter. Occupancy data includes leases with original terms of one year or less. Comparable occupancy relates to stabilized properties opened and operated in both the three months ended March 31, 2015 and 2014.
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
Regional Malls

Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q2 2014	60	152,130	$82.45	$63.13	30.6%
Q3 2014	45	128,871	$50.33	$41.58	21.0%
Q4 2014	31	115,496	$59.57	$47.42	25.6%
Q1 2015	34	169,951	$46.51	$36.92	26.0%
Total	170	566,448	$60.19	$47.28	27.3%

Specialty Retail Centers

Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q2 2014	18	120,433	$50.68	$44.01	15.2%
Q3 2014	4	9,169	$32.40	$30.36	6.7%
Q4 2014	3	23,198	$52.55	$50.48	4.1%
Q1 2015	11	40,421	$34.55	$35.41	(2.4)%
Total	36	193,221	$46.74	$42.45	10.1%

Office Buildings
The following table represents those new leases and GLA signed on the same space in which there was a former tenant and existing tenant renewals along with all other new leases signed within the rolling 12-month period.

	Same-Space Leases					Other New Leases
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Total GLA Signed
Q2 2014	20	189,441	$26.64	$23.89	11.5%	5	40,891	$24.94	230,332
Q3 2014	14	136,474	$55.11	$55.63	(0.9)%	3	21,513	$21.18	157,987
Q4 2014	38	450,848	$40.31	$38.36	5.1%	5	44,432	$36.26	495,280
Q1 2015	18	75,460	$22.49	$21.40	5.1%	2	8,196	$21.94	83,656
Total	90	852,223	$38.36	$36.65	4.7%	15	115,032	$28.39	967,255

(1)
Retail and Office contractual rent per square foot includes base rent and fixed additional charges for common area maintenance and real estate taxes as of rental commencement. Retail contractual rent per square foot also includes fixed additional marketing/promotional charges. For all expiring leases, contractual rent per square foot includes any applicable escalations.

Residential Group
Comparable economic occupancy for the Residential Group is 94.9% and 94.1% for the three months ended March 31, 2015 and 2014, respectively. Economic residential occupancy is calculated by dividing gross potential rent (“GPR”) less vacancy by GPR. GPR is calculated based on actual rents per lease agreements for occupied apartment units and at market rents for vacant apartment units. Market rental rates are determined using a variety of factors which include availability of specific apartment unit types (one bedroom, two bedroom, etc.), seasonality factors and rents offered by competitive properties for similar apartment types in the same geographic market. Comparable economic occupancy relates to stabilized properties that operated in both the three months ended March 31, 2015 and 2014.
The following tables present leasing information of our apartment communities. Prior period amounts may differ from data as reported in previous quarters since the properties that qualify as comparable change from period to period.

Quarterly Comparison

	Leasable Units at Pro-Rata %(3)	Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
Comparable Apartment		Three Months Ended March 31,			Three Months Ended March 31,
Communities (1)		2015	2014	% Change	2015	2014	% Change
Core Markets	7,967	$1,879	$1,829	2.7%	95.4%	95.0%	0.4%
Non-Core Markets	8,052	$877	$858	2.2%	93.9%	92.2%	1.7%
Total Comparable Apartments	16,019	$1,375	$1,341	2.5%	94.9%	94.1%	0.8%

Sequential Comparison

	Leasable Units at Pro-Rata %(3)	Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
Comparable Apartment		Three Months Ended			Three Months Ended
Communities (1)		March 31, 2015	December 31, 2014	% Change	March 31, 2015	December 31, 2014	% Change
Core Markets	8,170	$1,865	$1,861	0.2%	95.3%	95.4%	(0.1)%
Non-Core Markets	8,180	$887	$885	0.2%	94.0%	94.2%	(0.2)%
Total Comparable Apartments	16,350	$1,376	$1,373	0.2%	94.9%	95.0%	(0.1)%

(1)
Includes stabilized apartment communities completely opened and operated in the periods presented. These apartment communities include units leased at affordable apartment rates which provide a discount from average market rental rates. For the three months ended March 31, 2015, 18.2% of leasable units in core markets and 3.9% of leasable units in non-core markets were affordable housing units. Excludes all military and limited-distribution subsidized senior housing units.

(2)	Represents GPR less concessions.

(3)	Leasable units at pro-rata represent our share of comparable leasable units at the apartment community.

Segment Operating Results
The following tables present revenues, operating expenses, interest expense and equity in earnings (loss) by segment for the three months ended March 31, 2015 compared with the three months ended March 31, 2014. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Commercial Group	Residential Group	Arena	Land Development Group	Total
Revenues for the three months ended March 31, 2014	$130,085	$65,669	$35,357	$18,426	$249,537
Increase (decrease) due to:
Comparable portfolio	1,826	1,516	—	—	3,342
Non-comparable properties (1)	16	5,535	(6,537)	—	(986)
Change in accounting method due to partial sale or acquisition	3,801	7,376	—	—	11,177
Recently disposed properties	(1,579)	(3,499)	—	—	(5,078)
Land sales	—	—	—	(8,044)	(8,044)
Military housing	—	(4,623)	—	—	(4,623)
Other	(5,604)	(2,314)	—	(325)	(8,243)
Revenues for the three months ended March 31, 2015	$128,545	$69,660	$28,820	$10,057	$237,082

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Operating expenses for the three months ended March 31, 2014	$11,561	$81,548	$45,669	$23,476	$8,849	$171,103
Increase (decrease) due to:
Comparable portfolio	—	(1,852)	97	—	—	(1,755)
Non-comparable properties (1)	—	(306)	1,912	(3,518)	—	(1,912)
Change in accounting method due to partial sale or acquisition	—	1,735	2,077	—	—	3,812
Recently disposed properties	—	(910)	(2,587)	—	—	(3,497)
Land cost of sales	—	—	—	—	(4,054)	(4,054)
Military housing	—	—	(4,299)	—	—	(4,299)
REIT conversion and reorganization costs	6,212	—	—	—	—	6,212
Development, management, corporate and other expenses	1,942	(7,125)	370	—	(154)	(4,967)
Operating expenses for the three months ended March 31, 2015	$19,715	$73,090	$43,239	$19,958	$4,641	$160,643

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Interest expense for the three months ended March 31, 2014	$9,282	$34,566	$9,185	$9,557	$(138)	$62,452
Increase (decrease) due to:
Comparable portfolio	—	(2,292)	(292)	—	—	(2,584)
Non-comparable properties (1)	—	2	1,790	551	—	2,343
Change in accounting method due to partial sale or acquisition	—	759	401	—	—	1,160
Recently disposed properties	—	(162)	(487)	—	—	(649)
Capitalized interest	—	(313)	(2,365)	—	91	(2,587)
Mark-to-market adjustments on non-designated swaps	(26)	(31)	(3,357)	—	(390)	(3,804)
Corporate borrowings	(1,110)	—	—	—	—	(1,110)
Other	—	(2,207)	(410)	—	(28)	(2,645)
Interest expense for the three months ended March 31, 2015	$8,146	$30,322	$4,465	$10,108	$(465)	$52,576

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Equity in earnings (loss) for the three months ended March 31, 2014	$(1,153)	$6,436	$28,764	$—	$(18)	$34,029
Increase (decrease) due to:
Comparable portfolio	—	(193)	(12)	—	—	(205)
Recently disposed equity method properties	—	29	(115)	—	—	(86)
Recently opened equity method properties	—	—	(1,069)	—	—	(1,069)
Change in accounting method due to partial sale or acquisition	—	(2)	(1,072)	—	—	(1,074)
Prior year gain on disposition	—	—	(24,796)	—	—	(24,796)
Military housing	—	—	697	—	—	697
Subsidized senior housing	—	—	52	—	—	52
Other	351	457	(739)	—	1,696	1,765
Equity in earnings (loss) for the three months ended March 31, 2015	$(802)	$6,727	$1,710	$—	$1,678	$9,313

(1)
The following table presents the increases (decreases) in revenues, operating expenses and interest expense for Commercial and Residential properties in lease-up and other consolidated non-comparable properties:

		Three Months Ended March 31, 2015 vs. 2014
Property	Quarter Opened	Revenues	Operating Expenses	Interest Expense
Commercial:
Property in lease-up:
The Yards - Lumbershed	Q3-13	$(3)	$(25)	$24
Non-comparable property:
Ballston Common		19	(281)	(22)
Total Commercial		$16	$(306)	$2
Residential:
Properties in lease-up:
1111 Stratford	Q3-13/Q1-14	$441	$(41)	$20
2175 Market Street	Q4-14	487	255	124
Aster Conservatory Green	Q3-13/14	1,068	200	259
The Continental	Q1-13	170	34	20
The Yards - Twelve12	Q2-14	1,719	640	527
Winchester Lofts	Q4-14	74	302	639
Non-comparable properties:
Heritage		1,041	463	(43)
500 Sterling Place		535	59	244
Total Residential		$5,535	$1,912	$1,790
Commercial Group:
The increases in revenues, operating expenses and interest expense related to the change in accounting method are due to the change from equity method to full consolidation method of accounting for Boulevard Mall (Q4-2014), a regional mall located in Amherst, New York. The decreases in revenues and operating expenses for other are primarily due to a decrease in tenant reimbursable expenses. The decrease in interest expense for the comparable portfolio is primarily due to the paydown of several nonrecourse mortgage notes.
Ballston Common, a regional mall in Arlington, Virginia, is classified as a non-comparable property due to its upcoming planned renovation project.
Residential Group:
The increases in revenues, operating expenses, interest expense and decrease in equity in earnings related to the change in accounting method are due to the change from equity method to full consolidation method of accounting for Bayside Village (Q4-2014), an apartment community in San Francisco, California.
Heritage is classified as a non-comparable property due to its recently completed renovation project resulting in a significant number of units being off-line.
500 Sterling Place, an apartment community in Brooklyn, New York, was acquired (Q1-2015) and is classified as a non-comparable property.
Corporate Activities:
The decrease in interest expense is due to the privately negotiated exchanges of a portion of our Senior Notes due 2016, 2018 and 2020 for Class A common stock in the first quarter of 2015.

Depreciation and Amortization
Depreciation and amortization expense was $61,814,000 and $55,009,000 for the three months ended March 31, 2015 and 2014, respectively. The increase is primarily attributable to the change from equity method accounting to full consolidation for Boulevard Mall (Q4-2014) and Bayside Village (Q4-2014).
Interest and Other Income
Interest and other income was $9,704,000 and $11,503,000 for the three months ended March 31, 2015 and 2014, respectively. The decrease is primarily related to income recognized by a legal settlement at Heritage in 2014, which did not recur, and a decrease in the income recognition on the allocation of state and federal historic preservation and new market tax credits.

Amortization of Mortgage Procurement Costs
Amortization of mortgage procurement costs was $2,101,000 and $2,125,000 for the three months ended March 31, 2015 and 2014, respectively.
Loss on Extinguishment of Debt
See Note K – Loss on Extinguishment of Debt and Note D – Convertible Senior Debt in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Discontinued Operations
See Note M – Discontinued Operations in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

Net Earnings (Loss) Attributable to Forest City Enterprises, Inc. – Net loss attributable to Forest City Enterprises, Inc. for the three months ended March 31, 2015 was $(54,209,000) versus net earnings of $15,520,000 for the three months ended March 31, 2014. Although we have substantial recurring revenue sources, significant transactions often create substantial variances in operating results between periods. The variance to the prior year period is primarily attributable to the following fluctuations, which are pre-tax and net of noncontrolling interests:
Asset Dispositions - $(53,116,000)

•	$(51,095,000) related to 2014 gains on disposition of full or partial interest in rental properties and unconsolidated investments;

•	$(3,480,000) related to decreased Land Development Group sales in 2015 compared with 2014, primarily at our Stapleton project; and

•	$1,459,000 related to a combined fluctuation in revenues, operating expenses and interest expense at properties in which we disposed of our full or partial interest during 2014.
Financing Transactions - $(27,484,000)

•	$(34,946,000) related to increased losses on extinguishment of debt in 2015 compared with 2014 primarily due to the conversions of a portion of Senior Notes due 2016, 2018 and 2020;

•	$3,765,000 related to the change in fair market value of certain derivatives not qualifying for hedge accounting between the comparable periods, which was marked to market through interest expense;

•
$2,587,000 related to a decrease in interest expense in 2015 compared with 2014 due to increased capitalized interest on projects under construction and development as we increased our construction pipeline; and

•	$1,110,000 related to a decrease in interest expense on corporate debt due to the conversions of certain Senior Notes due 2016, 2018 and 2020.
Non-Cash Transactions - $(6,498,000)

•
$(3,739,000) related to an increase in depreciation and amortization expense in 2015 compared with 2014 primarily due to recently opened properties and the change from equity method of accounting to full consolidation method upon the acquisition of our partners’ interest in one apartment community and one regional mall in Q4 2014. These increases were partially offset by the disposition of full or partial interests in several properties during 2014; and

•
$(2,759,000) related to the net gain on change in control of interest related to the adjustment to fair value of the assets and liabilities of 91 Sidney, an apartment community in Cambridge, Massachusetts, in 2014.

Operations - $719,000

•	$10,661,000 related to a combined fluctuation in revenues, operating expenses and interest expense in our comparable portfolio in 2015 compared with 2014;

•	$(6,212,000) related to REIT conversion and reorganization costs incurred in 2015;

•
$(2,028,000) in interest and other income primarily related to income recognized by a legal settlement at Heritage in 2014, which did not recur, and a decrease in the income recognition on the allocation of state and federal historic preservation tax credits and new market tax credits in 2015 compared with 2014; and

•	$(1,702,000) related to a combined fluctuation in revenues, operating expenses and interest expense at Barclays Center in 2015 compared with 2014.

Income Taxes

•
$13,760,000 due to decreased income tax expense attributable to both continuing and discontinued operations primarily related to the fluctuations in pre-tax earnings, including gains included in discontinued operations. These fluctuations are primarily due to the various transactions discussed herein.

FINANCIAL CONDITION AND LIQUIDITY
Multi-family rental properties continue to perform well throughout the majority of the United States. Other types of commercial real estate are improving to varying degrees depending on product type and geographic market. Access to bank credit and capital have continued to improve with banks and permanent lenders originating new loans for real estate projects. Originations of new loans for commercial mortgage backed securities have continued to improve as well. Although underwriting standards are less restrictive, lenders continue favoring high quality operating assets in strong markets. While banks continue to originate construction loans for multifamily projects, construction loans for office or retail projects remain difficult to obtain, unless the project has substantial pre-leasing in place or higher than historical equity commitments from the developer.
Source of Funds
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
Use of Funds
Our principal uses of funds include the financing of our real estate operating and development projects, capital expenditures for our existing operating portfolio, principal and interest payments on our nonrecourse mortgage debt and notes payable, revolving credit facility and senior notes, and selective operating asset acquisitions, including joint venture partner acquisitions,.
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

The Nets and Barclays Center
During the three months ended September 30, 2014, we began discussions with several interested parties for the potential sale of our ownership interests in the Nets. Through those discussions, certain parties have also expressed interest in acquiring a portion of our ownership interests in Barclays Center. Our ownership interest in the Nets and Barclays Center is through Nets Sports & Entertainment (“NS&E”). NS&E owns 20% of the Nets and 55% of Barclays Center. We own approximately 62% of NS&E, with the remaining 38% of NS&E being owned by several minority partners. In the event of a sale of NS&E’s ownership interests, NS&E would be entitled to the remaining cash proceeds after assumption of our proportionate share of debt, which approximates $50,000,000 related to the Nets and $350,000,000 related to the Barclays Center, and repayment of certain funding requirements made by the majority partner in the Nets on behalf of NS&E related to the July 2013 and 2014 capital calls of approximately $25,000,000. We have also made certain loans to the minority members of NS&E which are required to be repaid to us prior to the minority partners of NS&E being able to participate in the distributable cash flow from any sale. At March 31, 2015, approximately $230,000,000 of priority member loans and related accrued interest remain outstanding. Any remaining cash flows after satisfaction of the priority member loans would be distributed in accordance with the legal ownership of NS&E (approximately 62% to us and 38% to the minority partners). During the three months ended March 31, 2015, we have continued to discuss the disposal of NS&E’s ownership interest in these two assets. However, we do not have an agreement in place and cannot give assurance we will close on the sale of a portion or all of our ownership interests in the Nets or Barclays Center on terms favorable to us or at all.
B2 BKLYN
B2 BKLYN is an apartment building under construction in Brooklyn, New York adjacent to the Barclays Center at the Pacific Park Brooklyn project. This modular construction project has encountered, and may continue to encounter, delays and increased costs in the fabrication and assembly of the modular units. We had a fixed price contract (the “CM Contract”) with Skanska USA to construct the apartment building. In 2014, Skanska USA ceased construction and we terminated the CM Contract for cause. Each party has filed lawsuits relating primarily to the project’s delays and associated additional completion costs. We continue to vigorously pursue legal action against Skanska USA for damages related to their default of the CM Contract. However, there is no assurance that we will be successful in recovering these damages.
Based on these events, including the temporary ceasing of construction and litigation, we investigated and evaluated alternatives to restart and complete the construction. During the three months ended December 31, 2014, we decided to continue using the modular construction method, purchased Skanska USA’s entire 50% ownership interest in the factory used to construct the modular units and engaged a new construction manager to oversee the completion of B2 BKLYN. During the three months ended March 31, 2015, we re-started work at the factory, including fabrication and assembly of modular units and anticipate resuming vertical construction during the three months ended June 30, 2015. Based on the latest information available, we estimate the construction will be completed in the third quarter of 2016.
At March 31, 2015, we have $50,093,000 capitalized on the Consolidated Balance Sheet related to B2 BKLYN. Based on the most current information available, total project costs are estimated to be $162,100,000, after giving effect to an impairment charge recorded in 2014. Significant estimates and assumptions were used to develop the estimated total project costs and may change in the future.
Subsequent to the construction stoppage in 2014, we received a notice of default on the nonrecourse mortgage secured by B2 BKLYN. We have since entered into a forbearance agreement with our lender which expires on June 8, 2015 and are currently in negotiations for a longer term agreement. In the event we are unable to complete the negotiation of a longer term agreement, or cure the default, we may be required to repay the current outstanding balance of $45,000,000 currently secured by, amongst other things, $37,500,000 of restricted bond proceeds included in restricted cash, $10,000,000 of cash in escrow and an equity letter of credit of $9,300,000. In addition, we may be required to continue funding the completion of B2 BKLYN with equity until the uncertainties regarding its construction are resolved.
Nonrecourse Mortgage Financings
As of March 31, 2015, we had $429,436,000 of nonrecourse mortgage financings with scheduled maturities during the year ending December 31, 2015, of which $41,824,000 represents regularly scheduled amortization payments. Subsequent to March 31, 2015, we have addressed $146,465,000 of these maturities through closed transactions and commitments. We are currently in negotiations to refinance and/or extend the remaining nonrecourse debt scheduled to mature during the year ended December 31, 2015. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings on the single collateralized asset, which would likely result in a loss of the asset or an impairment which could be significant.
As of March 31, 2015, we had three nonrecourse mortgages greater than five percent of our total nonrecourse mortgage debt and notes payable. The mortgages, encumbering the New York Times office building, Barclay’s Center, and Westchester’s Ridge Hill, a regional mall in Yonkers, New York, have outstanding balances of $640,000,000, $403,076,000 and $332,096,000, respectively, at March 31, 2015.

As of March 31, 2015, our share of nonrecourse mortgage debt and notes payable recorded on our unconsolidated subsidiaries amounted to $2,386,967,000, of which $71,641,000 ($20,178,000 represents scheduled principal payments) was scheduled to mature during the year ending December 31, 2015. Negotiations are ongoing on the remaining 2015 maturities, but we cannot give assurance we will obtain these financings on favorable terms or at all.
2015 Liquidity Transactions
During the three months ended March 31, 2015, we completed the following transactions which reduced debt resulting in lower future fixed charges for interest, reduced future development equity requirements and development risk and strengthened our balance sheet.

•
On February 26, 2015, we entered into separate, privately negotiated exchange agreements whereby we exchanged $120,087,000 in aggregate principal amount of our 4.25% Senior Notes due 2018 for 5,541,115 shares of Class A common stock and a cash payment of $13,641,000.

•
On February 26, 2015, we entered into separate, privately negotiated exchange agreements whereby we exchanged $128,238,000 in aggregate principal amount of our 3.625% Senior Notes due 2020 for 5,297,885 shares of Class A common stock and a cash payment of $19,283,000.

•
On March 5, 2015, we entered into separate, privately negotiated exchange agreements whereby we exchanged $40,481,000 in aggregate principal amount of our 5.00% Senior Notes due 2016 (“2016 Senior Notes”) for 2,805,513 shares of Class A common stock and a cash payment of $6,163,000.

•
In connection with the 2016 Senior Notes issuance, we entered into a convertible note hedge transaction intended to reduce subject to a limit, the potential dilution with respect to our Class A common stock upon conversion of the 2016 Senior Notes. On March 3, 2015, we terminated and settled the convertible note hedge and received cash proceeds of $17,818,000 and 258,350 shares of Class A common stock, which we initially put into treasury.

•
We contributed Museum Towers II, an apartment building under construction in Philadelphia, Pennsylvania, into our residential strategic capital partnership with ASRS. This transaction reduces our future equity requirements and development risk relative to our development pipeline.

Subsequent to March 31, 2015, we announced the following transaction.

•
On April 28, 2015, we entered into a share purchase and redemption agreement with Health Care REIT, Inc. to acquire its 49% equity interest in seven life science office properties and two parking facilities at University Park at MIT, a mixed-use life science office campus in Cambridge, Massachusetts (“MIT Assets”). The redemption price is $573,500,000 less Health Care REIT, Inc.’s 49% share of the outstanding debt on the MIT Assets at closing estimated to be approximately $174,000,000. We intend to finance the purchase price primarily through one or more capital markets transactions prior to the anticipated closing date. Upon closing, which is expected to be no later than September 30, 2015, we will own 100% of the MIT Assets. As a result, we will be required to consolidate the assets and liabilities of the MIT Assets and expect to record a gain on change in control of interests in excess of $400,000,000. While this gain will have a significant positive impact on FFO, the amount will be excluded from our Operating FFO calculation, consistent with similar change in control transactions recorded during 2014.

We continue to explore various options to strengthen our balance sheet and enhance our liquidity, but can give no assurance we can accomplish any of these other options on terms favorable to us or at all. If we cannot enhance our liquidity, it could adversely impact our growth and result in further curtailment of development activities.
Planned REIT Conversion
On January 13, 2015, our Board of Directors approved a plan to pursue conversion to real estate investment trust (“REIT”) status. We expect to elect REIT status for our taxable year beginning January 1, 2016, subject to business conditions, the completion of related preparatory work and obtaining necessary third-party consents. As a REIT, we will be subject to a number of organizational and operational requirements, including an annual requirement to distribute to our shareholders an amount equal to at least 90% of our REIT taxable income. We intend to hold and operate certain of our assets through one or more taxable REIT subsidiaries (“TRS”) that would remain subject to applicable corporate income tax. Our REIT taxable income typically will not include income earned by our TRS except to the extent that our TRS pay dividends. In addition, we anticipate incurring significant conversion and other reorganization costs associated with the REIT conversion. During the three months ended March 31, 2015, we incurred $6,212,000 of these REIT conversion and reorganization costs. Upon a successful conversion to REIT status, we intend to commence paying regular dividends. However, the amount, timing and frequency of these future distributions will be at the sole discretion of our Board of Directors and will depend upon various factors.

Currently we operate as a C-corporation. A REIT is not permitted to retain earnings and profits accumulated during the period it was taxed as a C-corporation or accumulated by its TRS not converted to a qualified REIT subsidiary, and must make one or more distributions to shareholders that equal or exceed those amounts (the “E&P Distribution”). Based on results through December 31, 2014, we estimate our E&P to approximate $30,000,000-$60,000,000. The total E&P will be affected by the earnings and profits for the year ended December 31, 2015, which could be significant based on the level of operating asset sales and any resulting taxable gains. We expect to pay the total E&P Distribution with a combination of cash (20%) and common stock (80%). The timing, amount and composition (cash and common stock) of the E&P Distribution, which may or may not occur, may be affected by potential changes in federal tax regulations, 2015 financial results, including the number of operating assets sold and any resulting gains, the completion of various phases of the REIT conversion process and other factors beyond our control.
As a REIT, we plan to fund all of our capital needs, including any required distributions of our REIT taxable income in order to maintain our REIT qualification under the Code, from our operating cash flow, borrowings under our revolving credit facility, nonrecourse mortgage debt and notes payable, dispositions of operating properties or development projects through sales or equity joint ventures, proceeds from the issuance of senior notes, common or preferred equity and other financing arrangements.
Financial Covenants
Our revolving credit facility contains certain restrictive financial covenants. A summary of the key financial covenants as defined in the agreement, all of which we are compliant with at March 31, 2015, follows:

	Requirement	As of
	Per Agreement	March 31, 2015
	(dollars in thousands)
Credit Facility Financial Covenants
Debt Service Coverage Ratio	1.45x	1.88	x
Debt Yield Ratio	>9.50%	11.88%
Cash Flow Coverage Ratio	3.00x	7.40	x
Total Development Ratio	<17%	6.33%
Minimum Consolidated Shareholders’ Equity, as defined	$2,320,175	$4,155,729
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
We are actively working to refinance and/or extend the maturities of the nonrecourse debt coming due in the next 24 months. During the three months ended March 31, 2015, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancing	$—
Construction and development projects	65,000
Financing of acquired property	36,000
$101,000

Cash Flows
Operating Activities
Net cash provided by operating activities was $12,992,000 and $19,921,000 for the three months ended March 31, 2015 and 2014, respectively. The net decrease in cash provided by operating activities of $6,929,000 is primarily the result of changes in operating assets and liabilities between the comparable periods offset by reduced interest payments.
Investing Activities
Net cash used in investing activities was $(119,527,000) and $(49,138,000) for the three months ended March 31, 2015 and 2014, respectively, and consisted of the following:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Capital expenditures:
Construction and development costs:
B2 BKLYN	$(8,292)	$(11,881)
The Yards - Arris, an apartment community in Washington, D.C.	(5,315)	—
Kapolei Lofts, an apartment community in Kapolei, Hawaii	(4,470)	(454)
The Yards - Twelve12, an apartment community in Washington, D.C.	(3,450)	(14,150)
Pacific Park Brooklyn (1)	—	(12,299)
Barclays Center	(1,969)	(4,935)
2175 Market Street, an apartment community in San Francisco, California	(967)	(7,951)
Other	(34,431)	(26,965)
Total construction and development costs (2)	(58,894)	(78,635)
Operating properties:
Commercial Segment	(4,082)	(5,312)
Residential Segment	(1,867)	(2,844)
Arena Segment	(683)	(1,002)
Other	(15)	(16)
Total operating properties	(6,647)	(9,174)
Tenant improvements:
Commercial Segment	(9,448)	(2,944)
Total capital expenditures	$(74,989)	$(90,753)
Acquisitions:
500 Sterling Place	$(11,119)	$—
Partner’s interest in 91 Sidney	—	(19,988)
Total acquisitions	$(11,119)	$(19,988)
Payment of lease procurement costs (3)	(2,930)	(648)
Increase in notes receivable	(8,722)	(225)
Decrease (increase) in restricted cash used for investing purposes:
One MetroTech Center, an office building in Brooklyn, New York	$6,095	$(3,020)
The Yards - Twelve12	3,897	13,886
1812 Ashland Ave, an office building under construction in Baltimore, Maryland	2,199	—
The Uptown, an apartment community in Oakland, California	(2,346)	(2,836)
Collateral posted for various interest rate swaps and total rate of return swaps	—	(4,808)
B2 BKLYN	—	2,144
Other	6,128	5,413
Total decrease in restricted cash used for investing purposes	$15,973	$10,779
Proceeds from disposition of rental properties:
Quartermaster Plaza, a specialty retail center in Philadelphia, Pennsylvania	$—	$24,279
Mesa del Sol - 5600 University SE, an office building in Albuquerque, New Mexico	—	4,247
Other, primarily release of escrow funds from prior year disposition	1,400	154
Total proceeds from disposition of rental properties	$1,400	$28,680

Investing Activities (continued)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Change in investments in and advances to unconsolidated entities—(contributions to) or distributions from investment:
Acquisitions:
Partners' interests in East River Plaza, a specialty retail center, and 8 Spruce Street and DKLB BKLN, apartment communities, all located in the New York metropolitan area	$—	$(14,286)
Dispositions:
Barrington Place, Legacy Arboretum and Legacy Crossroads, apartment communities in North Carolina	—	17,532
Colonial Grand and Westwood Reserve, apartment communities in Tampa, Florida	—	10,612
Residential projects:
Pacific Park Brooklyn joint venture (1)	(17,146)	—
Development project in Jersey City, New Jersey	(13,630)	—
Renewable energy facilities	(1,810)	(1,383)
Liberty Hills, an apartment community in Solon, Ohio, refinancing proceeds	4,000	—
Glendora Gardens, a senior housing apartment community in Glendora, California, refinancing proceeds	—	6,755
Commercial projects:
Regional retail mall joint venture, primarily to fund rehabilitation and expansion projects	(2,659)	—
300 Massachusetts Ave, an office building under construction in Cambridge, Massachusetts	(665)	(2,026)
40 Landsdowne Street, an office building in Cambridge, Massachusetts, refinancing proceeds	—	9,279
Other	(7,230)	(3,466)
Total change in investments in and advances to unconsolidated entities	(39,140)	23,017
Net cash used in investing activities	$(119,527)	$(49,138)

(1)
Pacific Park Brooklyn changed from the full consolidation method of accounting to equity method during the six months ended June 30, 2014. Capital expenditures represent activity prior to the change to equity method of accounting while changes in investments in and advances to unconsolidated entities represent activity subsequent to the change to equity method of accounting.

(2)
We capitalized internal costs related to projects under construction and development of $8,450 and $11,606, including compensation related costs of $7,113 and $9,332, for the three months ended March 31, 2015 and 2014, respectively. Total capitalized internal costs represent approximately 11.3% and 12.8% of total capital expenditures for the three months ended March 31, 2015 and 2014, respectively.

(3)	We capitalized internal costs related to leasing activities of $561 and $370, including compensation related costs of $451 and $330, for the three months ended March 31, 2015 and 2014, respectively.
Financing Activities
Net cash used in financing activities was $(29,078,000) and $(6,821,000) for the three months ended March 31, 2015 and 2014, respectively. The net increase in cash used in financing activities of $22,257,000 is primarily the result of our ongoing strategy of deleveraging the balance sheet.

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

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
This Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-Q and Item 1A of our Form 10-K for the year ended December 31, 2014 and other factors that might cause differences, some of which could be material, include, but are not limited to, the company's conversion to REIT status, its ability to qualify or to remain qualified as a REIT, realizing the anticipated benefits to shareholders if it successfully elects REIT status, the impact of complying with REIT qualification requirements, the amount and timing of any future distributions including those that it would be required to make as a REIT, the impact of issuing equity, debt or both to satisfy its E&P Distribution and other REIT conversion costs, the impact of covenants that could prevent it from satisfying REIT distribution requirements, its lack of experience operating as a REIT if it successfully converts, the impact of current lending and capital market conditions on its liquidity, its ability to finance or refinance projects or repay its debt, the impact of the slow economic recovery on its ownership, development and management of its commercial real estate portfolio, general real estate investment and development risks, using modular construction as a new construction methodology and owning a factory to produce modular units, vacancies in its properties, risks associated with developing and managing properties in partnership with others, downturns in the housing market, competition, illiquidity of real estate investments, bankruptcy or defaults of tenants, anchor store consolidations or closings, international activities, the impact of terrorist acts and other armed conflicts, risks of owning and operating an arena, risks associated with an investment in a professional sports team, the ability to sell all or a portion of its ownership interests in a professional sports team and arena, its substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by its credit facility and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, the impact of credit rating downgrades, effects of uninsured or underinsured losses, effects of a downgrade or failure of its insurance carriers, environmental liabilities, conflicts of interest, risks associated with the sale of tax credits, the ability to maintain effective internal controls, compliance with governmental regulations, increased legislative and regulatory scrutiny of the financial services industry, changes in federal, state or local tax laws, volatility in the market price of its publicly traded securities, inflation risks, litigation risks, cybersecurity risks, cyber incidents, its ability to achieve its strategic goals are based on significant assumptions, the completion of its acquisition of Health Care REIT, Inc.’s equity interest in the MIT Assets, the effect on the market price of its common stock following its E&P Distribution and its conversion to REIT status, its ability to obtain the shareholder approval necessary for it to convert to REIT Status, its ability to complete non-core asset sales, the impact to its deferred tax liability balance upon conversion to REIT status, and its ability to obtain requisite consents needed to complete the conversion to REIT status as well as other risks listed from time to time in the company's SEC filings, including but not limited to, the company's annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes the inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At March 31, 2015, our outstanding variable-rate debt, including borrowings under our revolving credit facility, consisted of $1,410,382,000 of taxable debt and $598,407,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. If we are unable to procure long-term fixed-rate financing, we would pursue extending maturities with existing lenders. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.

Interest Rate Exposure
At March 31, 2015, the composition of nonrecourse debt was as follows:

	Operating Properties	Development Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed Rate	$2,193,299	$60,302	$2,253,601	5.54%
Variable Rate
Taxable	1,330,628	19,804	1,350,432	4.86%
Tax-Exempt	553,407	45,000	598,407	1.44%
	$4,077,334	$125,106	$4,202,440	4.74%
Total gross commitment from lenders		$586,875
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)
04/01/15 - 01/01/16	$550,000	2.00%	$669,154	5.38%
01/01/16 - 01/01/17	350,000	2.00%	669,154	5.38%
01/01/17 - 01/01/18	—	—%	674,666	5.36%
01/01/18 - 05/08/24	—	—%	34,078	2.76%
Tax-Exempt (Priced off of Securities Industry and Financial Markets Association (“SIFMA”) Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
04/01/15 - 01/01/16	$70,405	5.90%
01/01/16 - 01/01/17	70,405	5.90%
01/01/17 - 08/15/17	28,400	6.00%
The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt due to its historically low interest rates.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of March 31, 2015, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $8,029,000 at March 31, 2015. Although tax-exempt rates generally move in an amount smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $6,580,000 at March 31, 2015. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We enter into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. In exchange for a fixed rate, the TROR requires the payment of a variable interest rate, generally equivalent to the SIFMA rate (0.02% at March 31, 2015) plus a spread. Additionally, we have guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At March 31, 2015, the aggregate notional amount of TROR that are designated as fair value hedging instruments is $366,985,000. The underlying TROR borrowings are subject to a fair value adjustment. In addition, we have TROR with a notional amount of $139,740,000 that is not designated as fair value hedging instruments and marked-to-market through earnings, but is subject to interest rate risk.

We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At March 31, 2015 and December 31, 2014, we recorded interest rate caps and TROR with positive fair values of approximately $12,194,000 and $8,362,000, respectively, in other assets. At March 31, 2015 and December 31, 2014, we recorded interest rate swaps and TROR that had a negative fair value of approximately $99,208,000 and $102,362,000, respectively, in accounts payable, accrued expenses and other liabilities.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. Based on these parameters, the table below contains the estimated fair value of our long-term debt at March 31, 2015.

	Carrying Value	Fair Value	Fair Value with 100 bp Decrease in Market Rates
	(in thousands)
Fixed	$2,664,795	$3,105,674	$3,325,760
Variable
Taxable	1,410,382	1,397,161	1,401,253
Tax-Exempt	598,407	596,865	595,849
Total Variable	$2,008,789	$1,994,026	$1,997,102
Total Long-Term Debt	$4,673,584	$5,099,700	$5,322,862
The following table provides information about our long-term debt instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
March 31, 2015

	Expected Maturity Date
	Year Ending December 31,
Long-Term Debt	2015	2016	2017	2018	2019	Period Thereafter	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$231,473	$73,038	$204,455	$174,897	$113,329	$1,456,409	$2,253,601	$2,598,600
Weighted average interest rate	6.79%	5.56%	6.08%	4.72%	3.94%	5.49%	5.54%
Convertible senior debt (1)	—	9,519	—	229,913	—	171,762	411,194	507,074
Weighted average interest rate	—%	5.00%	—%	4.25%	—%	3.63%	4.01%
Total Fixed-Rate Debt	231,473	82,557	204,455	404,810	113,329	1,628,171	2,664,795	3,105,674
Variable:
Variable-rate debt	62,163	70,850	977,387	22,482	178,572	38,978	1,350,432	1,337,196
Weighted average interest rate (2)	2.95%	2.56%	5.80%	3.93%	1.73%	3.53%	4.86%
Tax-exempt	135,800	—	—	78,560	8,500	375,547	598,407	596,865
Weighted average interest rate (2)	2.43%	—%	—%	0.99%	2.99%	1.14%	1.44%
Revolving credit facility (1)	—	59,950	—	—	—	—	59,950	59,965
Weighted average interest rate (2)	—%	3.86%	—%	—%	—%	—%	3.86%
Total Variable-Rate Debt	197,963	130,800	977,387	101,042	187,072	414,525	2,008,789	1,994,026
Total Long-Term Debt	$429,436	$213,357	$1,181,842	$505,852	$300,401	$2,042,696	$4,673,584	$5,099,700
Weighted average interest rate	4.86%	4.06%	5.85%	3.89%	2.60%	4.49%	4.66%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of March 31, 2015.

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below and under “Information Related to Forward-Looking Statements” in this Quarterly Report on Form 10-Q, as well as in Part I-Item 1A under the heading “Risk Factors” and the information contained under the heading “Information Related to Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”), and the other information included or incorporated by reference in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC from time to time. If any of the events or circumstances described in the following risks actually occur, our business, financial condition and/or results of operations could be materially adversely affected and the price of our common shares could decline.

The information presented below updates and should be read in connection with the risk factors and information disclosed in our 2014 Annual Report.

Our Ability to Achieve Our Strategic Goals Are Based on Significant Assumptions, and Our Actual Results May Differ, Possibly Materially and Adversely, From These Goals.

From time to time, the Company provides forward looking statements regarding certain strategic goals. We have made, and may continue to make, forward projections regarding sales of our non-core assets, leverage ratios, debt for equity exchanges, development exposure, operating margins and overhead expenses, the reinstatement of quarterly dividends, the acquisition of the interests of our joint venture partners or the sale of our interests in joint ventures, the expected range and composition of the E&P Distribution (as hereinafter defined), the projected aggregate yield of the Company’s development pipeline, our planned conversion to REIT status and other forward looking statements. In setting our strategic goals, we have made significant assumptions that represent our expectations regarding future events. These assumptions are not historical facts but instead represent only the Company’s expectations regarding future events, many of which, by their nature, are inherently subject to significant uncertainties and contingencies and are outside of the Company’s control. It is very likely that one or more of the assumptions will not be met or will deviate materially from what has been assumed. Accordingly, the Company’s actual results are likely to differ from these strategic goals and the difference may be material and adverse.

The strategic goals and their underlying assumptions are forward-looking statements. We strongly caution our shareholders and our investors not to place undue reliance on any of these assumptions or strategic goals. We are not under any obligation (and we expressly disclaim any obligation) to update or alter any assumptions, goals, projections or other related statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise. See “Information Related to Forward-Looking Statements” in the 2014 Annual Report for additional information regarding the forward-looking statements.

Risks Relating to Our Business

In the “We Are Exposed to Additional Development Risk in Connection with Using a New Construction Methodology on B2 BKLYN Modular Construction, Litigation Risks, and Owning a Factory to Produce the Modular Units” risk factor in the 2014 Annual Report, we disclosed risks associated with the construction of B2 BKLYN, an apartment building under construction in Brooklyn, New York. The following updates and supplements that information as of March 31, 2015.

During the three months ended March 31, 2015, we re-started work at the factory used to construct the modular units used in the B2 BKLYN project, including fabrication and assembly of modular units, and we anticipate resuming vertical construction during the three months ended June 30, 2015. Based on the latest information available, we estimate the construction will be completed in the third quarter of 2016. Although work has been resumed at the factory, the project may continue to encounter delays, and we may fail to satisfy completion deadlines set forth under the lending arrangements for the project and the lenders may not be willing to extend such deadlines. Failure to meet the completion deadlines could result in a default under such lending arrangements with a resulting acceleration of the debt and foreclosure of the project, as well as reputational damage.

In the “We May Be Unable to Sell All or a Portion of Our Ownership Interests in the Nets and Barclays Center” risk factor in the 2014 Annual Report, we disclosed risks associated with our inability to sell our interests in the Nets and Barclays Center. The following updates and supplements that information as of March 31, 2015.

During the three months ended March 31, 2015, we continued to discuss the disposal of Nets Sports & Entertainment (“NS&E’s”) ownership interest in the Nets and Barclays Center with several interested parties. However, we do not have an agreement in place and cannot assure you that we will be able to enter into a definitive sale agreement and close on the sale of a portion or all of our ownership interests in the Nets or Barclays Center on terms favorable to us or at all. We did not fund the July 2013 or 2014 capital calls related to the 2012-2013 and 2014-2015 NBA basketball seasons, respectively. This did not constitute a default under any agreements related to our investment in the Nets. However, under the terms of the operating agreement, the entities controlled by Mikhail Prokhorov (“MP Entities”) that hold the controlling ownership interests in the Nets had the right to dilute NS&E’s ownership interests upon NS&E not funding capital calls. During 2013, we entered into an agreement with the MP Entities, in which they agreed to fund NS&E’s portion of future capital calls through July 2015 and not exercise the right to dilute NS&E’s ownership interests for this two year period in exchange for a fee. If we are unable to sell our ownership interest in the Nets by the time we are required to repay the MP Entities the amounts owed to them (by July 2015) or if we decide we are unable or unwilling to fund any future capital calls, then our interest may be diluted and could result in up to a total loss of our investment in the Nets.
In the “Our High Debt Leverage May Prevent Us from Responding to Changing Business and Economic Conditions” risk factor in our 2014 Annual Report, we disclosed our ratio of debt (consisting of nonrecourse mortgage debt, a revolving credit facility and convertible senior debt) to total market capitalization. The following updates and supplements that information as of March 31, 2015.

Our high degree of debt leverage could limit our ability to obtain financing or adversely affect our liquidity and financial condition. We had a ratio of debt (consisting of nonrecourse mortgage debt, a revolving credit facility and convertible senior debt) to total market capitalization of approximately 46.3% at March 31, 2015, based on debt outstanding at that date and the market value of our outstanding common stock. Our high leverage may adversely affect our ability to obtain financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes and may make us more vulnerable to a prolonged downturn in the economy. While we are actively trying to reduce our debt leverage through conversions or exchanges of our senior notes for Class A common stock, repayments with proceeds of asset sales, operating margin expansion, improved property and operational performance and additional equity issuances, we cannot assure you that we will be able to significantly reduce our high debt leverage.
We have identified opportunities for costs savings and margin expansion in the Company. We are only in the early stages of analyzing these opportunities, which, if ultimately implemented, would not be substantially realizable until after 2016 following our conversion to REIT status. The realization of these opportunities, accordingly, will not immediately contribute to our strategy to delever. Further, the level of operating expenses will depend on the level of our development pipeline and the amount of costs being capitalized as opposed to expensed. Moreover, the full realization of these opportunities may also involve changes to our operating segments after we have converted to REIT status and these changes may also increase operating costs.
We May Be Unable to Complete Our Acquisition of Health Care REIT, Inc.’s Equity Interest in the MIT Assets.
On April 28, 2015, we entered into a share purchase and redemption agreement with Health Care REIT, Inc. (“HCN”) to acquire its 49% equity interest in seven life science office properties and two parking facilities at University Park at MIT, a mixed-use life science office campus in Cambridge, Massachusetts (the “MIT Assets”). We intend to finance the purchase price primarily through one or more capital markets transactions prior to the anticipated closing date. Upon closing, which is expected to occur no later than September 30, 2015, we will own 100% of the MIT Assets. Due to uncertainty in the capital markets, we may be unable to obtain the amount of financing necessary to fund the acquisition of HCN’s equity interests in the MIT Assets. The acquisition is also subject to certain approvals, rights of first refusal, and closing conditions set forth in the share purchase and redemption agreement and, in certain circumstances, we and HCN each have the right to terminate the agreement prior to closing. If we are unable to obtain the necessary financing, the share purchase and redemption agreement is terminated, any rights of first refusal are exercised, any required approvals are not obtained, or any of the other conditions to the closing of the acquisition are not satisfied or, where permissible, are not waived, we will not be able to complete our acquisition of HCN’s equity interests in the MIT Assets. In addition, in the event we fail to complete the acquisition, other than due to the failure of one of our closing conditions to be met, we will forfeit a significant non-refundable cash deposit that we paid to HCN in connection with the share purchase and redemption agreement. Failure to consummate the acquisition or any delay in or uncertainty about the consummation of the acquisition could adversely affect our relationship with HCN or our stock price.

Risks Related to Our Conversion to REIT Status

In the “Although We Have Chosen to Pursue Conversion to REIT Status, We May Not Be Successful in Converting to REIT Status Effective January 1, 2016, or at All” risk factor in our 2014 Annual Report, we disclosed risks associated with our conversion to REIT status. The following updates that information as of March 31, 2015.

On January 13, 2015, we announced that our Board of Directors approved a plan for us to pursue conversion to REIT status under the Internal Revenue Code of 1986, as amended (the “Code”). There are significant implementation and operational complexities to address to qualify for taxation as a REIT, including completing internal reorganizations and modifying accounting, information technology and real estate systems, receiving shareholder approvals and third party consents, obtaining one or more favorable private letter rulings (“PLR”) from the Internal Revenue Service (“IRS”) and making a special distribution to our shareholders of accumulated earnings and profits (the “E&P Distribution”). Further, changes in legislation, federal tax rules and interpretations thereof could adversely impact our ability to convert to REIT status and/or the attractiveness of converting to REIT status. Similarly, even if we are able to satisfy the existing REIT requirements, the tax laws, regulations and interpretations governing REITs may change at any time in ways that could be disadvantageous to us.

Additionally, many conditions must be met in order to complete the conversion to REIT status, and the timing and outcome of several of these conditions are beyond our control. For example, we cannot provide assurance that all required consents will be obtained, that the IRS will provide us with a favorable PLR or that any favorable PLR will be received in a timely manner for us to convert successfully to REIT status as of January 1, 2016. Even if the transactions necessary to implement the REIT conversion are effected, our Board of Directors may decide not to elect REIT status, or to delay such election, if it determines in its sole discretion that such election is not in our best interest or in the best interest of our shareholders. We can provide no assurance if or when conversion to REIT status will occur or be successful. Furthermore, the effective date of the REIT conversion could be delayed beyond January 1, 2016, in which event we could not elect REIT status until the taxable year beginning January 1, 2017, at the earliest.

Further, the process required to undertake a conversion to REIT status will involve significant management time and attention, and may divert their attention from the operation of our day-to-day business.

In Connection With Our Conversion to REIT Status, We Anticipate Making Significant Asset Sales of Non-Core Assets.

In May 2015, we announced details of our strategic plan to convert to REIT status. A key element of this strategy includes our plan to sell certain non-core assets. To date, we have not entered into any definitive agreements relating to such asset sales, nor do we have firm expressions of interest from third party buyers for many of the assets we intend to sell. Consequently, there can be no assurance that we will be able to complete any asset sales on terms that are favorable to us, or at all.

Further, even if we are able to undertake the asset sales required to achieve our strategic objectives, negotiating and executing the sale of multiple assets in multiple transactions may require a significant amount of management time and resources. This diversion of management’s attention may hinder our ability to operate our existing and continuing businesses on a day-to-day basis. Further, such asset sales may distract management from other steps required to be completed as part of the REIT conversion process, which may delay our ability to complete the planned REIT conversion by January 1, 2016.

Further, the amount of the E&P Distribution will be directly impacted by the asset sales we complete prior to the conversion to REIT status; asset sales that generate taxable gain will increase the amount of the E&P Distribution we will need to make. As a result, if we are able to make profitable asset sales, the amount of the E&P Distribution will likely grow. Since our current intention is to fund any E&P Distribution in the form of 80% common stock and 20% cash, to the extent the E&P Distribution increases, this may require us to raise additional cash and may have dilutive effects on our shareholders, and the amount of such dilution may be significant.

We May Not Qualify or Remain Qualified as a REIT.

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

We May Not Realize the Anticipated Benefits to Shareholders, Including the Achievement of Significant Tax Savings For Us and Regular Distributions to Our Shareholders.

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

Complying with REIT Qualification Requirements May Limit Our Flexibility or Cause Us to Forgo Otherwise Attractive Opportunities.

To qualify as a REIT for federal income tax purposes, we must, on an ongoing basis, satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our common stock. For example, under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more of our U.S. taxable REIT subsidiaries and other nonqualifying assets. This limitation may affect our ability to make large investments in non-REIT qualifying operations or assets. In addition, in order to maintain qualification as a REIT, we will be required to distribute at least 90% of our REIT taxable income annually, determined without regard to the dividends paid deduction and excluding any net capital gains. As such, compliance with REIT tests may hinder our ability to make certain attractive investments, including the purchase of significant nonqualifying assets and the material expansion of non-real estate activities.

In the “There are Uncertainties Relating to the Amount of the E&P Distribution, as well as the Timing of Such E&P Distribution and the Composition of Common Stock and Cash We May Distribute” risk factor in the 2014 Annual Report, we disclosed risks associated with the timing, amount and composition of the E&P Distribution. The following updates that information as of March 31, 2015.

We have indicated that we expect to issue a special distribution to our shareholders of accumulated earnings and profits, referred to as the E&P Distribution. Assuming we are able to implement the REIT conversion for 2016, we currently expect to pay the E&P Distribution at a time and in a manner that will comply with the requirements under the Code to be a REIT, and we currently expect to pay the E&P Distribution 80% in common stock and 20% in cash. The ultimate timing and form of the planned payment of the E&P Distribution will be determined by our board of directors and may be impacted by the pace and timing of certain transactions, possible changes in legislation or tax rules and IRS revenue procedures relating to distributions of earnings and profits and other factors beyond our control. In addition, our actual taxable income and performance for 2015 may be materially different from our current estimates and projections, and may be impacted by the steps we take to prepare for the REIT conversion. See “In Connection With Our Conversion to REIT Status, We Anticipate Making Significant Asset Sales of Non-Core Assets.” for a further discussion of the potential dilutive effect of, and need to raise additional funds for, the E&P Distribution. For these reasons and others, the actual E&P Distribution may be materially different from our estimated range.

The Current Market Price of Our Common Stock May Not Be Indicative of the Market Price of Our Common Stock Following Our E&P Distribution and Our Conversion to REIT Status.

The current share prices of either or both classes of our common stock may not be indicative of the share prices of either class of our common stock after giving effect to the E&P Distribution, and there can be no way to predict how the markets will value either or both classes of REIT common stock following our conversion to REIT status because Forest City Enterprises, Inc. is a “C” corporation and we anticipate that the REIT will qualify as a real estate investment trust under the Code effective for the taxable year beginning January 1, 2016. The current share prices of either or both classes of our common stock do not necessarily take the foregoing into account, and the share prices of either or both classes of REIT common stock after REIT conversion may consequently be lower than the current share prices of either or both classes of our common stock. Furthermore, one of the factors that may influence the price of REIT common stock will be the yield from distributions on REIT common stock when compared to yields on other financial instruments. If, for example, an increase in market interest rates results in higher yields on other financial instruments, the market price of REIT common stock could be adversely affected. The market price of REIT common stock also will be affected by general market conditions (as the price of our common stock currently is) and will be potentially affected by the economic and market perception of securities issued by companies that qualify as REITs under the Code.

In the “Restrictive Loan Covenants Could Prevent Us from Satisfying REIT Distribution Requirements” risk factor in our 2014 Annual Report, we disclosed risks associated with restrictive loan covenants preventing us from satisfying REIT distribution requirements. The following updates that information as of March 31, 2015.

Our Fourth Amended and Restated Credit Agreement and Fourth Amended and Restated Guaranty of Payment of Debt, as amended to the date hereof (collectively, the “Credit Facility”), contain covenants restricting or limiting our ability to, among other things, pay dividends or make other restricted payments. We will need to amend the Credit Facility, or obtain a waiver under the Credit Facility, to permit our payment of the E&P Distribution and to operate as a REIT. We can provide no assurance that we will be able to amend the Credit Facility, or obtain a waiver, in a manner that enables us to complete our conversion to REIT status. To the extent we seek to replace the Credit Facility with a new credit facility, we may enter into a new credit facility containing less favorable terms than our current Credit Facility.

Our Conversion to REIT Status Will Likely Result In an Adjustment to Our Deferred Tax Liability Balance that Could Be Significant, and the Impact of Contemplated Reorganization Is Still Being Analyzed and Could Be Material.

The change in tax status in converting to a REIT will impact the accounting for income taxes of the Company, particularly the current deferred tax liability balance. We are in the process of structuring the REIT and analyzing the components of the deferred tax liability and anticipate that the conversion to REIT status will result in an adjustment to our deferred tax liability balance that could be significant.

Further, the cost savings and margin improvement initiatives identified as part of our strategic plan may result in a change to our segment reporting. In the event we determine it is necessary to change our segment reporting as part of, or following, our conversion to REIT status, the impact of such a change may require a significant investment in systems and processes to generate the required information and may delay our ability to produce required reports.

We Have No Experience Operating as a REIT, Which May Adversely Affect Our Business, Financial Condition or Results of Operations if We Successfully Convert to REIT Status.

We have no experience operating as a REIT and our senior management has no experience operating a REIT. Our pre-REIT operating experience may not be sufficient to prepare us to operate successfully as a REIT. Our inability to operate successfully as a REIT, including the failure to operate in a manner that satisfies the requirements for maintaining REIT status, could adversely affect our business, financial condition or results of operations.

We May Not Be Able to Obtain the Consents of Lenders, Joint Venture Partners, Governmental Agencies, or Other Third Parties Needed to Complete the REIT Conversion on the Time Table Contemplated, or at All; We May Be Forced to Make Payments, Provide Indemnifications or Make Other Accommodations in Order to Facilitate Our Obtaining Requisite Consents or Implement Other Strategies that May Be Disadvantageous to Us.

Our ability to undertake a conversion to REIT status will depend upon our ability to obtain the necessary third party consents, which include consents from our lenders, joint venture partners and government agencies. There can be no guarantee that we will be able to obtain these consents, or that, if we do, we will not need to make certain cash payments, provide indemnifications with respect to structural changes and make other accommodations for such third parties in order to obtain these consents. Any such indemnity or other accommodation may reduce our interest in the property and may adversely affect the profitability of the project to us. Even if we are able to obtain such consents, doing so will require a significant amount of management time and attention, which may divert their attention from running the day-to-day business and from accomplishing the other aspects of the REIT conversion and thus may delay our time table.

Further, in the event we are unable to obtain certain consents, we may be forced to implement alternative solutions to permit us to continue with the REIT conversion, such as treating our subsidiary that is the counterparty to a particular agreement as a taxable REIT subsidiary. Such alternative arrangements may be disadvantageous to us, and there can be no guarantee that such arrangements will not cause further adverse impacts to us in the future.

We May Not Be Able to Obtain the Shareholder Approval Necessary for Us to Convert to REIT Status.

Holders of our common stock will be asked to approve certain actions as part of our conversion to REIT status. As of April 27, 2015, the Ratner, Miller and Shafran families owned 5.28% of our issued and outstanding Class A common stock and 92.15% of our issued and outstanding Class B common stock, or combined holdings of 47.88% of the combined voting power of our outstanding capital stock (in each case, including stock options exercisable within 60 days of April 27, 2015). The approval of the Ratner, Miller and Shafran families by itself is not assured and, in any event, would not be sufficient to approve the actions our shareholders will be asked to vote upon as part of our conversion to REIT status and we will only be able to take the actions necessary to convert to REIT status if a sufficient number of our remaining shareholders approve such actions. Our anticipated equity offerings and debt for equity exchanges may further dilute the ownership of the Ratner, Miller and Shafran families. If we do not obtain the necessary shareholder approvals, we may not be able to convert to REIT status by January 1, 2016, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b) – Not applicable.
(c) – Repurchase of equity securities during the quarter.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Class A Common Stock
January 1 through January 31, 2015
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	20,590	$22.77	—
February 1 through February 28, 2015
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	—	$—	—
March 1 through March 31, 2015
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	4,712	$25.54	—
Total
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	25,302	$23.28	—

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

For information regarding receipt of Class A common stock upon the termination and settlement of the convertible senior note hedge associated with the 2016 Senior Notes, see Note D – Convertible Senior Debt in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q.

Item 6. Exhibits

Exhibit Number		Description of Document

*+10.1		Amended and Restated Form of Forest City Enterprises, Inc. Incentive and Nonqualified Stock Option Agreement.

*+10.2		Amended and Restated Form of Forest City Enterprises, Inc. Restricted Shares Agreement.

*+10.3		Amended and Restated Form of Forest City Enterprises, Inc. Performance Shares Agreement.

+10.4
Second Amendment to Employment Agreement, dated January 9, 2015, by and among Charles A. Ratner and Forest City Enterprises, Inc. incorporated by reference to Exhibit 10.23.2 to the Company’s Form 10-K for the year ended December 31, 2014 (File No. 1-4372).

10.5		Form of Exchange Agreement, pertaining to 4.25% Convertible Senior Notes due 2018, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 27, 2015 (File No. 1-4372).

10.6		Form of Exchange Agreement, pertaining to 3.625% Convertible Senior Notes due 2020, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 27, 2015 (File No. 1-4372).

10.7		Form of Exchange Agreement, pertaining to 5.00% Convertible Senior Notes due 2016, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 6, 2015 (File No. 1-4372).

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	-
The following financial information from Forest City Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

+	Management contract or compensatory arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)

Date:	May 4, 2015	/s/ ROBERT G. O’BRIEN
Name: Robert G. O’Brien
Title: Executive Vice President and Chief Financial Officer

Date:	May 4, 2015	/s/ CHARLES D. OBERT
Name: Charles D. Obert
Title: Senior Vice President, Chief Accounting Officer and Corporate Controller