Form 10-Q
period 2015-06-30
FOREST CITY ENTERPRISES INC
filed 2015-08-04
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Class	Outstanding at July 30, 2015
Class A Common Stock, $.33 1/3 par value	239,797,037 shares
Class B Common Stock, $.33 1/3 par value	18,890,118 shares

Forest City Enterprises, Inc. and Subsidiaries

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2015
	(Unaudited)	December 31, 2014
	(in thousands)
Assets
Real Estate
Completed rental properties	$9,037,444	$7,753,561
Projects under construction and development	659,127	477,957
Land inventory	93,918	97,469
Total Real Estate	9,790,489	8,328,987
Less accumulated depreciation	(1,658,183)	(1,555,965)
Real Estate, net – (variable interest entities $547.5 million and $427.8 million, respectively)	8,132,306	6,773,022
Cash and equivalents – (variable interest entities $26.6 million and $20.6 million, respectively)	334,850	326,518
Restricted cash – (variable interest entities $22.6 million and $28.6 million, respectively)	244,890	266,530
Notes and accounts receivable, net	446,160	419,038
Investments in and advances to unconsolidated entities	667,485	620,466
Other assets – (variable interest entities $20.9 million and $19.6 million, respectively)	502,612	409,366
Total Assets	$10,328,303	$8,814,940
Liabilities and Equity
Liabilities
Mortgage debt and notes payable, nonrecourse – (variable interest entities $245.5 million and $250.7 million, respectively)	$4,436,340	$4,238,201
Revolving credit facility	—	—
Convertible senior debt	411,194	700,000
Accounts payable, accrued expenses and other liabilities – (variable interest entities $90.7 million and $42.6 million, respectively)	946,241	847,011
Cash distributions and losses in excess of investments in unconsolidated entities	138,697	211,493
Deferred income taxes	668,172	482,474
Total Liabilities	6,600,644	6,479,179
Redeemable Noncontrolling Interest	173,281	183,038
Commitments and Contingencies	—	—
Equity
Shareholders’ Equity
Preferred stock – without par value; 20,000,000 shares authorized; no shares issued	—	—
Common stock – $.33 1/3 par value
Class A, 371,000,000 shares authorized, 232,932,274 and 180,859,262 shares issued and 231,391,181 and 179,763,952 shares outstanding, respectively	77,644	60,286
Class B, convertible, 56,000,000 shares authorized, 18,891,153 and 19,208,517 shares issued and outstanding, respectively; 26,257,961 issuable	6,297	6,403
Total common stock	83,941	66,689
Additional paid-in capital	2,269,181	1,165,828
Retained earnings	812,745	563,198
Less treasury stock, at cost; 1,541,093 and 1,095,310 Class A shares, respectively	(30,276)	(18,922)
Shareholders’ equity before accumulated other comprehensive loss	3,135,591	1,776,793
Accumulated other comprehensive loss	(52,133)	(58,846)
Total Shareholders’ Equity	3,083,458	1,717,947
Noncontrolling interest	470,920	434,776
Total Equity	3,554,378	2,152,723
Total Liabilities and Equity	$10,328,303	$8,814,940

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Revenues
Rental	$147,980	$130,562	$289,086	$258,483
Tenant recoveries	32,355	25,542	63,080	59,064
Service and management fees	11,863	10,916	21,483	23,903
Parking and other	14,623	12,520	26,499	24,668
Arena	27,040	24,572	55,860	59,929
Land sales	15,391	18,537	24,054	35,244
Military Housing	10,507	6,988	16,779	17,883
Total revenues	259,759	229,637	496,841	479,174
Expenses
Property operating and management	95,707	89,637	188,725	190,728
Real estate taxes	21,910	19,548	42,698	39,754
Ground rent	3,047	2,174	5,675	4,054
Arena operating	17,862	14,818	37,820	38,294
Cost of land sales	4,216	7,837	6,527	14,202
Military Housing operating	2,126	1,734	4,351	8,258
Corporate general and administrative	12,201	10,059	25,704	21,620
REIT conversion and reorganization costs	9,771	—	15,983	—
	166,840	145,807	327,483	316,910
Depreciation and amortization	65,002	59,318	126,816	114,327
Write-offs of abandoned development projects and demolition costs	5,778	933	5,778	933
Impairment of real estate	—	129,829	—	129,829
Total expenses	237,620	335,887	460,077	561,999
Operating income (loss)	22,139	(106,250)	36,764	(82,825)

Interest and other income	9,278	12,375	18,982	23,878
Net loss on disposition of partial interest in development project	—	(19,590)	—	(19,590)
Net loss on disposition of partial interest in rental properties	—	—	—	(467)
Net gain on change in control of interests	487,684	—	487,684	2,759
Interest expense	(47,752)	(57,153)	(100,328)	(119,605)
Amortization of mortgage procurement costs	(1,862)	(1,768)	(3,963)	(3,893)
Loss on extinguishment of debt	(3,190)	(714)	(38,344)	(878)
Earnings (loss) before income taxes	466,297	(173,100)	400,795	(200,621)
Income tax expense (benefit)
Current	5,268	(30,435)	3,524	5,499
Deferred	176,962	(16,512)	179,521	(48,515)
	182,230	(46,947)	183,045	(43,016)
Earnings (loss) from unconsolidated entities, gross of tax
Equity in earnings (loss)	(275)	11,078	9,038	20,311
Net gain on disposition of interest in unconsolidated entities	19,284	16,090	19,284	40,886
	19,009	27,168	28,322	61,197
Earnings (loss) from continuing operations	303,076	(98,985)	246,072	(96,408)
Discontinued operations, net of tax
Operating earnings (loss) from rental properties	—	797	—	(1,844)
Gain on disposition of rental properties	—	343	—	14,856
	—	1,140	—	13,012
Net earnings (loss)	303,076	(97,845)	246,072	(83,396)
Noncontrolling interests
Loss from continuing operations attributable to noncontrolling interests, gross of tax	680	4,853	3,475	5,974
Earnings from discontinued operations attributable to noncontrolling interests	—	—	—	(50)
	680	4,853	3,475	5,924
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$303,756	$(92,992)	$249,547	$(77,472)

Basic earnings (loss) per common share
Earnings (loss) from continuing operations attributable to common shareholders	$1.27	$(0.47)	$1.12	$(0.46)
Earnings from discontinued operations attributable to common shareholders	—	—	—	0.07
Net earnings (loss) attributable to common shareholders	$1.27	$(0.47)	$1.12	$(0.39)
Diluted earnings (loss) per common share
Earnings (loss) from continuing operations attributable to common shareholders	$1.18	$(0.47)	$1.04	$(0.46)
Earnings from discontinued operations attributable to common shareholders	—	—	—	0.07
Net earnings (loss) attributable to common shareholders	$1.18	$(0.47)	$1.04	$(0.39)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Net earnings (loss)	$303,076	$(97,845)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $20 and ($94), respectively)	(32)	150
Unrealized net gains on interest rate derivative contracts (net of tax of $(3,909) and $(1,246), respectively)	5,276	1,978
Total other comprehensive income, net of tax	5,244	2,128
Comprehensive income (loss)	308,320	(95,717)
Comprehensive loss attributable to noncontrolling interest	675	4,841
Total comprehensive income (loss) attributable to Forest City Enterprises, Inc.	$308,995	$(90,876)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net earnings (loss)	$246,072	$(83,396)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $50 and ($94), respectively)	(80)	150
Unrealized net gains on interest rate derivative contracts (net of tax of $(4,873) and $(5,060), respectively)	6,801	8,007
Total other comprehensive income, net of tax	6,721	8,157
Comprehensive income (loss)	252,793	(75,239)
Comprehensive loss attributable to noncontrolling interest	3,467	5,903
Total comprehensive income (loss) attributable to Forest City Enterprises, Inc.	$256,260	$(69,336)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Equity
(Unaudited)

									Accumulated
	Common Stock				Additional				Other
	Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interest	Total
	(in thousands)
Balances at December 31, 2013	178,499	$59,500	20,173	$6,725	$1,095,748	$570,793	942	$(15,978)	$(76,582)	$285,913	$1,926,119
Net loss, net of $17,095 loss attributable to redeemable noncontrolling interest						(7,595)				3,670	(3,925)
Other comprehensive income, net of tax									17,736	55	17,791
Purchase of treasury stock							215	(4,009)			(4,009)
Conversion of Class B to Class A shares	964	322	(964)	(322)							—
Restricted stock vested	723	240			(240)						—
Exercise of stock options					(276)		(62)	1,065			789
Stock-based compensation					19,673						19,673
Write-off of deferred tax asset related to expired stock options					(419)						(419)
Exchange of Class A Common Units for Class A shares	673	224			34,134					(34,358)	—
Redeemable noncontrolling interest adjustment					(28,390)						(28,390)
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries					(32,505)					(67,358)	(99,863)
Contributions from noncontrolling interests										175,274	175,274
Distributions to noncontrolling interests										(14,634)	(14,634)
Adjustment due to change in ownership of consolidated subsidiaries					78,103					(82,038)	(3,935)
Change in control of equity method subsidiary										168,252	168,252
Balances at December 31, 2014	180,859	$60,286	19,209	$6,403	$1,165,828	$563,198	1,095	$(18,922)	$(58,846)	$434,776	$2,152,723
Net earnings, net of $9,757 loss attributable to redeemable noncontrolling interest						249,547				6,282	255,829
Other comprehensive income, net of tax									6,713	8	6,721
Issuance of Class A shares in equity offering	37,375	12,458			794,042						806,500
Purchase of treasury stock							217	(5,412)			(5,412)
Conversion of Class B to Class A shares	318	106	(318)	(106)							—
Proceeds and Class A shares received from termination of Convertible Senior Notes hedge					24,321		258	(6,503)			17,818
Issuance of Class A shares in exchange for Convertible Senior Notes	13,645	4,548			272,208						276,756
Restricted stock vested	735	246			(246)						—
Exercise of stock options					(116)		(29)	561			445
Stock-based compensation					14,326						14,326
Write-off of deferred tax asset related to expired stock options					(1,353)						(1,353)
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries					(308)						(308)
Contributions from noncontrolling interests										42,683	42,683
Distributions to noncontrolling interests										(12,292)	(12,292)
Adjustment due to change in ownership of consolidated subsidiaries					479					(537)	(58)
Balances at June 30, 2015 (Unaudited)	232,932	$77,644	18,891	$6,297	$2,269,181	$812,745	1,541	$(30,276)	$(52,133)	$470,920	$3,554,378

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaires
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net earnings (loss)	$246,072	$(83,396)
Depreciation and amortization	126,816	114,327
Amortization of mortgage procurement costs	3,963	3,893
Impairment of real estate	—	129,829
Write-offs of abandoned development projects	5,778	283
Loss on extinguishment of debt	38,344	878
Net loss on disposition of partial interest in development project	—	19,590
Net loss on disposition of partial interest in rental properties	—	467
Net gain on change in control of interests	(487,684)	(2,759)
Deferred income tax expense (benefit)	179,521	(48,515)
Earnings from unconsolidated entities	(28,322)	(61,197)
Stock-based compensation expense	11,242	7,602
Amortization and mark-to-market adjustments of derivative instruments	(4,547)	4,450
Cash distributions from operations of unconsolidated entities	30,483	39,571
Non-cash operating expenses and deferred taxes included in discontinued operations	—	9,883
Gain on disposition of rental properties included in discontinued operations	—	(28,100)
Decrease in land inventory	2,575	7,268
(Increase) decrease in notes and accounts receivable	(8,746)	6,176
Increase in other assets	(7,405)	(3,081)
Decrease in accounts payable, accrued expenses and other liabilities	(19,697)	(21,969)
Net cash provided by operating activities	88,393	95,200
Cash flows from investing activities
Capital expenditures	(191,952)	(211,822)
Acquisitions	(397,275)	(19,988)
Payment of lease procurement costs	(5,624)	(2,686)
Increase in notes receivable	(18,113)	(22,203)
Decrease in restricted cash used for investing purposes	38,934	108,212
Proceeds from disposition of rental properties	1,650	193,682
Contributions to investments in and advances to unconsolidated entities	(56,306)	(87,635)
Distributions from investments in and advances to unconsolidated entities	4,000	55,911
Net cash (used in) provided by investing activities	(624,686)	13,471
Cash flows from financing activities
Proceeds from nonrecourse mortgage debt and notes payable	142,201	481,019
Principal payments on nonrecourse mortgage debt and notes payable	(394,531)	(691,112)
Borrowings on revolving credit facility	111,850	637,825
Payments on revolving credit facility	(111,850)	(329,825)
Payments to noteholders related to exchange of convertible senior notes	(37,752)	—
Transaction costs related to exchange of convertible senior notes	(4,675)	—
Proceeds received from termination of convertible senior note hedge	17,818	—
Proceeds from issuance of Class A common stock, net of $34,438 of transaction costs	806,500	—
Payments of deferred financing costs	(10,108)	(6,800)
Purchase of treasury stock	(5,412)	(3,781)
Exercise of stock options	445	267
Acquisitions of noncontrolling interests	(308)	(14,245)
Contributions from noncontrolling interests	42,683	1,839
Distributions to noncontrolling interests	(12,236)	(7,140)
Net cash provided by financing activities	544,625	68,047
Net increase in cash and equivalents	8,332	176,718
Cash and equivalents at beginning of period	326,518	280,206
Cash and equivalents at end of period	$334,850	$456,924

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies
Basis of Presentation
The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2014, as amended. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In management’s opinion, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of financial position, results of operations and cash flows as of and for the periods presented have been included.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. Some of the critical estimates include, but are not limited to, determination of the primary beneficiary of variable interest entities (“VIEs”), estimates of useful lives for long-lived assets, reserves for collection on accounts and notes receivable and other investments, the fair value estimate of redeemable noncontrolling interest, net gain on change in control of interests, impairment of real estate and other-than-temporary impairments on equity method investments. Actual results could differ from those estimates.
Planned REIT Conversion
On January 13, 2015, the Company announced its Board of Directors approved a plan to pursue conversion to Real Estate Investment Trust ("REIT") status. On July 10, 2015, Forest City Realty Trust, Inc., the Company’s newly formed wholly owned subsidiary, filed a registration statement on Form S-4 containing a preliminary proxy statement of the Company and a preliminary prospectus of Forest City Realty Trust, Inc. with the Securities and Exchange Commission in connection with the Company’s plan to convert to REIT status. The Company expects to elect REIT status for our taxable year ended December 31, 2016, subject to business conditions, the completion of related preparatory work, obtaining necessary regulatory approvals and third-party consents.
Variable Interest Entities
As of June 30, 2015, the Company determined it was the primary beneficiary of 24 VIEs representing 21 consolidated properties. The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of June 30, 2015, the Company determined it was not the primary beneficiary of 64 VIEs and accounts for these interests as equity method investments. The maximum exposure to loss of these unconsolidated VIEs is limited to $336,000,000, the Company’s investment balances as of June 30, 2015.
New Accounting Guidance
The following accounting pronouncements were adopted during the six months ended June 30, 2015:
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
The following new accounting pronouncements will be adopted on their respective effective dates:
In May 2014, the FASB issued an amendment to the accounting guidance for revenue from contracts with customers. The core principle of this guidance is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance defines steps an entity should apply to achieve the core principle. This guidance is effective for annual reporting periods beginning after December 15, 2017 and interim reporting periods within that annual period and allows for both retrospective and modified retrospective methods of adoption. Early adoption is permitted for annual periods beginning after December 15, 2016. The Company is currently in the process of determining the method of adoption and evaluating the impact of adopting this guidance on its consolidated financial statements.
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
Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”):

	June 30, 2015	December 31, 2014
	(in thousands)
Unrealized losses on foreign currency translation	$267	$137
Unrealized losses on interest rate contracts (1)	84,410	96,084
	84,677	96,221
Income tax benefit	(32,458)	(37,281)
Noncontrolling interest	(86)	(94)
Accumulated Other Comprehensive Loss	$52,133	$58,846

(1)
Included in the amounts as of June 30, 2015 and December 31, 2014 are $62,838 and $73,536, respectively, of unrealized loss on an interest rate swap associated with New York Times office building on its nonrecourse mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all-in lender interest rate of 6.40% and expires in September 2017.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes, net of tax and noncontrolling interest, of accumulated OCI by component:

	Foreign Currency Translation	Interest Rate Contracts	Total
	(in thousands)
Six Months Ended June 30, 2015
Balance, January 1, 2015	$(84)	$(58,762)	$(58,846)
Loss recognized in accumulated OCI	(80)	(4,716)	(4,796)
Loss reclassified from accumulated OCI	—	11,509	11,509
Total other comprehensive income	(80)	6,793	6,713
Balance, June 30, 2015	$(164)	$(51,969)	$(52,133)
Six Months Ended June 30, 2014
Balance, January 1, 2014	$(116)	$(76,466)	$(76,582)
Loss recognized in accumulated OCI	150	(7,019)	(6,869)
Loss reclassified from accumulated OCI	—	15,005	15,005
Total other comprehensive income	150	7,986	8,136
Balance, June 30, 2014	$34	$(68,480)	$(68,446)
The following table summarizes losses reclassified from accumulated OCI and their location on the Consolidated Statements of Operations:

Accumulated OCI Components	Loss Reclassified from Accumulated OCI	Location on Consolidated Statements of Operations
	(in thousands)
Six Months Ended June 30, 2015
Interest rate contracts	$18,312	Interest expense
Interest rate contracts	(900)	Net gain on change in control of interests
Interest rate contracts	1,967	Earnings (loss) from unconsolidated entities, gross of tax
	19,379	Total before income tax and noncontrolling interest
	(7,862)	Income tax benefit
	(8)	Noncontrolling interest
	$11,509	Loss reclassified from accumulated OCI
Six Months Ended June 30, 2014
Interest rate contracts	$18,851	Interest expense
Interest rate contracts	3,666	Discontinued operations
Interest rate contracts	2,003	Earnings (loss) from unconsolidated entities, gross of tax
	24,520	Total before income tax and noncontrolling interest
	(9,507)	Income tax benefit
	(8)	Noncontrolling interest
	$15,005	Loss reclassified from accumulated OCI

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Supplemental Non-Cash Disclosures
The following table summarizes the impact to the applicable balance sheet line items as a result of various non-cash transactions. Non-cash transactions primarily include dispositions of operating properties whereby the nonrecourse mortgage debt is assumed by the buyer, acquisition of rental properties, exchanges of senior notes for Class A common stock, changes in consolidation methods of fully consolidated properties and equity method investments due to the occurrence of trigging events including, but not limited to, disposition of a partial interest in rental properties or development projects or acquisition of a partner’s interest, change in construction payables and other capital expenditures, change in the fair market value of redeemable noncontrolling interest and capitalization of stock-based compensation granted to employees directly involved with the development and construction of real estate.

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Non-cash changes to balance sheet - Investing Activities
Projects under construction and development	$37,022	$(359,234)
Completed rental properties	840,553	(123,472)
Restricted cash	8,969	20
Notes and accounts receivable	—	42,991
Investments in and advances to affiliates - due to dispositions or change in control	71,438	97,154
Investments in and advances to affiliates - other activity	14,990	15,377
Total non-cash effect on investing activities	$972,972	$(327,164)
Non-cash changes to balance sheet - Financing Activities
Accounts payable, accrued expenses and other liabilities	$—	$41,828
Nonrecourse mortgage debt and notes payable	450,470	(339,309)
Convertible senior debt	(286,196)	—
Class A common stock	4,548	225
Additional paid-in capital	285,595	(33,611)
Treasury stock	(6,503)	—
Redeemable noncontrolling interest	—	28,390
Noncontrolling interest	(585)	(34,342)
Total non-cash effect on financing activities	$447,329	$(336,819)

B. Mortgage Debt and Notes Payable, Nonrecourse
The following table summarizes the mortgage debt and notes payable, nonrecourse maturities as of June 30, 2015.

Years Ending December 31,
(in thousands)
2015	$113,013
2016	276,855
2017	1,249,002
2018	327,618
2019	364,715
Thereafter	2,105,137
Total	$4,436,340

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

C. Revolving Credit Facility
The Company’s Fourth Amended and Restated Credit Agreement and Fourth Amended and Restated Guaranty of Payment of Debt, as amended to the date hereof (collectively, the “Credit Facility”), provides total available borrowings of $500,000,000. The Credit Facility matures on February 21, 2016 and provides for one, 12-month extension option, subject to certain conditions. Borrowings bear interest at London Interbank Offered Rate (“LIBOR”) plus 3.50%. Up to $100,000,000 of the available borrowings may be used, in the aggregate, for letters of credit and/or surety bonds. The Credit Facility has restrictive covenants, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens and restrictions on the pledging of ownership interests in subsidiaries. The Company may repurchase up to $100,000,000 of Class A common stock and declare or pay dividends in an amount not to exceed $24,000,000 in the aggregate in any four quarter period to Class A or B common shareholders, subject to certain conditions. The Credit Facility contains development limitations and financial covenants, including the maintenance of minimum liquidity, debt yield, debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as specified in the Credit Facility). At June 30, 2015, the Company was in compliance with all of these financial covenants.
The following table summarizes available credit on the Credit Facility:

	June 30, 2015	December 31, 2014
	(in thousands)
Maximum borrowings	$500,000	$500,000
Less outstanding balances:
Borrowings	—	—
Letters of credit	75,322	85,768
Surety bonds	—	—
Available credit	$424,678	$414,232
In anticipation of the Company’s planned REIT conversion, the Company entered the market to refinance the Credit Facility during the three months ended June 30, 2015. To date the discussions have been limited to a select group of banks that the Company believes can lead a new facility and will expand to participant banks at the appropriate time. The new revolving credit facility, if consummated, is expected to contain restrictive and/or financial covenants customary for a REIT with a similar credit profile. However, there is no assurance the Company will be able to agree on terms favorable to the Company or at all.

D. Convertible Senior Debt
The following table summarizes the Company’s convertible senior debt:

	June 30, 2015	December 31, 2014
	(in thousands)
5.000% Notes due 2016	$9,519	$50,000
4.250% Notes due 2018	229,913	350,000
3.625% Notes due 2020	171,762	300,000
Total	$411,194	$700,000
As of June 30, 2015, the remaining outstanding senior notes are convertible into Class A common stock based on conversion prices ranging from $13.91 to $24.21 per Class A common share.
During the six months ended June 30, 2015, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Company’s convertible senior notes. Under the terms of the agreements, holders agreed to exchange certain notes for shares of Class A common stock and cash payments. The cash payments were primarily for accrued and unpaid interest and in consideration for additional interest payable through maturity. The additional interest payable through maturity was based in part on the daily Volume Weighted Average Price during a 20-trading day measurement period following the agreement date for the 2018 and 2020 Senior Notes exchanges. Under the accounting guidance for induced conversions of convertible debt, additional amounts paid to induce the holders to exchange the notes were expensed resulting in a loss on extinguishment of debt.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes exchange agreement transactions completed during the six months ended June 30, 2015.

Agreement Date	Issuance	Aggregate Principal	Class A Common Shares Issued	Cash Payments to Noteholders	Loss on Extinguishment
		(in thousands, except share data)
February 26, 2015	2018 Senior Notes	$120,087	5,541,115	$13,641	$13,372
February 26, 2015	2020 Senior Notes	$128,238	5,297,885	$19,283	$19,038
March 5, 2015	2016 Senior Notes	$40,481	2,805,513	$6,163	$2,732
Total		$288,806	13,644,513	$39,087	$35,142
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
Subsequent Event
Subsequent to June 30, 2015, the Company entered into additional separate, privately negotiated exchange agreements with certain holders of the Company’s convertible senior notes. Under the terms of the agreements, which were similar to the February and March 2015 agreements, holders agreed to exchange certain notes for shares of Class A common stock and cash payments. The cash payments are primarily for accrued and unpaid interest and in consideration for additional interest payable through maturity. The additional interest payable through maturity was based in part on the daily Volume Weighted Average Price during a 5-trading day measurement commencing July 16, 2015 for the 2018 and 2020 Note exchanges. Under the accounting guidance for induced conversions of convertible debt, additional amounts paid to induce the holders to exchange the notes will be expensed and recorded as a loss on extinguishment of debt during the three months ended September 30, 2015.
The following table summarizes exchange agreement transactions completed in July 2015.

Agreement Date	Issuance	Aggregate Principal	Class A Common Shares Issued	Cash Payments to Noteholders	Loss on Extinguishment
		(in thousands, except share data)
July 15, 2015	2016 Senior Notes	$8,151	555,016	$1,305	$489
July 15/16, 2015	2018 Senior Notes	$75,387	3,478,511	$13,052	$11,664
July 15, 2015	2020 Senior Notes	$55,407	2,289,013	$11,371	$10,500
Total		$138,945	6,322,540	$25,728	$22,653

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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings during the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value is recognized directly in earnings. Ineffectiveness was insignificant during the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, the Company recorded $0 and $3,666,000, respectively, as an increase to interest expense primarily related to ineffectiveness from a missed forecasted transaction arising from the early reclassification of accumulated OCI related to debt associated with an entity classified as discontinued operations. As of June 30, 2015, the Company expects it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $24,097,000, net of tax, within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
The Company enters into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. In exchange for a fixed rate, the TROR requires the payment of a variable interest rate, generally equivalent to the Securities Industry and Financial Markets Association (“SIFMA”) rate (0.07% at June 30, 2015) plus a spread. Additionally, the Company has guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At June 30, 2015, the aggregate notional amount of TROR designated as fair value hedging instruments is $471,985,000. The underlying TROR borrowings are subject to a fair value adjustment.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In instances where the Company enters into separate derivative instruments effectively hedging the same debt for consecutive annual periods, the duplicate amount of notional is excluded from the following disclosure in an effort to provide information that enables the financial statement user to understand the Company’s volume of derivative activity. The following table summarizes the fair values and location in the Consolidated Balance Sheets of all derivative instruments:

	Fair Value of Derivative Instruments
	June 30, 2015
	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Accounts Payable, Accrued Expenses and Other Liabilities)
	Current Notional	Fair Value	Current Notional	Fair Value
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate caps	$330,000	$6	$—	$—
Interest rate swaps	65,562	935	669,154	64,463
TROR	149,200	7,131	322,785	10,284
Total	$544,762	$8,072	$991,939	$74,747
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$303,690	$—	$—	$—
TROR	101,264	4,681	38,379	12,303
Total	$404,954	$4,681	$38,379	$12,303

	December 31, 2014
Derivatives Designated as Hedging Instruments
Interest rate caps	$330,000	$114	$—	$—
Interest rate swaps	—	—	869,154	75,281
TROR	149,200	6,379	217,785	11,983
Total	$479,200	$6,493	$1,086,939	$87,264
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$205,522	$12	$—	$—
TROR	101,410	1,857	38,425	15,098
Total	$306,932	$1,869	$38,425	$15,098

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in earnings (loss) and interest expense in the Consolidated Statements of Operations:

		Loss Reclassified from Accumulated OCI
Derivatives Designated as Cash Flow Hedging Instruments	Loss Recognized in OCI (Effective Portion)	Location on Consolidated Statements of Operations	Effective Amount	Ineffective Amount
	(in thousands)
Three Months Ended June 30, 2015
Interest rate caps and interest rate swaps	$(231)	Interest expense	$(9,344)	$3
		Net gain on change in control of interests	900	—
		Earnings (loss) from unconsolidated entities, gross of tax	(976)	—
Total	$(231)		$(9,420)	$3
Six Months Ended June 30, 2015
Interest rate caps and interest rate swaps	$(7,703)	Interest expense	$(18,301)	$(11)
		Net gain on change in control of interests	900	—
		Earnings (loss) from unconsolidated entities, gross of tax	(1,966)	(1)
Total	$(7,703)		$(19,367)	$(12)
Three Months Ended June 30, 2014
Interest rate caps and interest rate swaps	$(7,194)	Interest expense	$(9,414)	$—
		Earnings (loss) from unconsolidated entities, gross of tax	(1,003)	—
Total	$(7,194)		$(10,417)	$—
Six Months Ended June 30, 2014
Interest rate caps and interest rate swaps	$(11,454)	Interest expense	$(18,851)	$—
		Discontinued operations	—	(3,666)
		Earnings (loss) from unconsolidated entities, gross of tax	(2,003)	—
Total	$(11,454)		$(20,854)	$(3,666)
The following table summarizes the impact of gains and losses related to derivative instruments not designated as cash flow hedges in the Consolidated Statements of Operations:

	Net Gain (Loss) Recognized
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Derivatives Designated as Fair Value Hedging Instruments
TROR (1)	$1,043	$(3,143)	$2,451	$2,211
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$(4)	$(46)	$(15)	$(103)
TROR	2,892	1,681	5,619	675
Total	$2,888	$1,635	$5,604	$572

(1)
The net gain (loss) recognized in interest expense from the change in fair value of the underlying TROR borrowings was $(1,043) and $(2,451) for the three and six months ended June 30, 2015, respectively, and $3,143 and $(2,211) for the three and six months ended June 30, 2014, respectively, offsetting the gain (loss) recognized on the TROR.

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
Agreements with derivative counterparties contain provisions under which the counterparty could terminate the derivative obligations if the Company defaults on its obligations under the Credit Facility and designated conditions are fulfilled. In instances where the Company’s subsidiaries have derivative obligations secured by a mortgage, the derivative obligations could be terminated if the indebtedness between the two parties is terminated, either by loan payoff or default of the indebtedness. In addition, certain subsidiaries have agreements containing provisions whereby the subsidiaries must maintain certain minimum financial ratios. As of June 30, 2015, the Company does not have any derivative contracts containing credit-risk related contingent features, such as a credit rating downgrade, that may trigger collateral to be posted with a counterparty.
The following table summarizes information about collateral posted for derivatives in liability positions as of June 30, 2015:

	Collateral Information
	Notional Amount	Fair Value Prior to Nonperformance Risk	Nonperformance Risk	Collateral Posted	Nature of Collateral	Credit Risk Contingent Feature
	(in thousands)
Property Specific Swaps	$669,154	$67,249	$(2,786)	$—	Mortgage liens	None
TROR	361,164	22,522	65	50,562	Restricted cash, notes receivable, letters of credit	None
Total	$1,030,318	$89,771	$(2,721)	$50,562

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
For all periods presented, the Company recorded the redeemable noncontrolling interest related to Brooklyn Arena, LLC at historical cost since its initial cost adjusted for contributions, distributions and the allocation of profits or losses, is greater than the estimated redemption value, which approximates fair value. In the event the redemption value of the redeemable noncontrolling interest exceeds historical cost, the Company would be required to record the redeemable noncontrolling interest at redemption value, with a corresponding adjustment to additional paid-in capital.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes information about financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis (if applicable), and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate caps (assets)	$—	$6	$—	$6
Interest rate swaps (assets)	—	935	—	935
Interest rate swaps (liabilities)	—	(1,625)	(62,838)	(64,463)
TROR (assets)	—	—	11,812	11,812
TROR (liabilities)	—	—	(22,587)	(22,587)
Fair value adjustment to the borrowings subject to TROR	—	—	3,153	3,153
Redeemable noncontrolling interest (1)	—	—	(173,281)	(173,281)
Total	$—	$(684)	$(243,741)	$(244,425)

	December 31, 2014
	(in thousands)
Interest rate caps (assets)	$—	$126	$—	$126
Interest rate swaps (liabilities)	—	(1,745)	(73,536)	(75,281)
TROR (assets)	—	—	8,236	8,236
TROR (liabilities)	—	—	(27,081)	(27,081)
Fair value adjustment to the borrowings subject to TROR	—	—	5,604	5,604
Redeemable noncontrolling interest (1)	—	—	(183,038)	(183,038)
Total	$—	$(1,619)	$(269,815)	$(271,434)

(1)	Redeemable noncontrolling interest is recorded at historical cost as of the period presented.
The following table presents a reconciliation of financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Redeemable Noncontrolling Interest	Interest Rate Swaps	Net TROR	Fair value adjustment to the borrowings subject to TROR	Total TROR Related	Total
	(in thousands)
Six Months Ended June 30, 2015
Balance, January 1, 2015 (1)	$(183,038)	$(73,536)	$(18,845)	$5,604	$(13,241)	$(269,815)
Loss attributable to redeemable noncontrolling interest	9,757	—	—	—	—	9,757
Total realized and unrealized gains (losses):
Included in earnings	—	—	8,070	(2,451)	5,619	5,619
Included in other comprehensive income	—	10,698	—	—	—	10,698
Balance, June 30, 2015 (1)	$(173,281)	$(62,838)	$(10,775)	$3,153	$(7,622)	$(243,741)
Six Months Ended June 30, 2014
Balance, January 1, 2014	$(171,743)	$(97,360)	$(24,346)	$8,869	$(15,477)	$(284,580)
Loss attributable to redeemable noncontrolling interest	7,191	—	—	—	—	7,191
Total realized and unrealized gains (losses):
Included in earnings	—	—	2,886	(2,211)	675	675
Included in other comprehensive income	—	9,217	—	—	—	9,217
Included in additional paid-in capital	(28,390)	—	—	—	—	(28,390)
Balance, June 30, 2014 (1)	$(192,942)	$(88,143)	$(21,460)	$6,658	$(14,802)	$(295,887)

(1)	Redeemable noncontrolling interest is recorded at historical cost as of the period presented.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents quantitative information about the significant unobservable inputs used to estimate the fair value of financial instruments measured on a recurring basis as of June 30, 2015:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value June 30, 2015	Valuation Technique	Unobservable Input	Input Values
	(in thousands)
Credit valuation adjustment of interest rate swap	$2,704	Potential future exposure	Credit spread	4.00%
TROR	$(10,775)	Third party bond pricing	Bond valuation	79.59 - 113.46
Fair value adjustment to the borrowings subject to TROR	$3,153	Third party bond pricing	Bond valuation	79.59 - 113.46
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
The following table summarizes the fair value of nonrecourse mortgage debt and notes payable (exclusive of the fair value of derivatives), revolving credit facility and convertible senior debt:

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Fixed Rate Debt	$2,818,484	$3,116,280	$2,993,591	$3,421,373
Variable Rate Debt	2,029,050	1,993,619	1,944,610	1,924,823
Total	$4,847,534	$5,109,899	$4,938,201	$5,346,196

G. Capital Stock
In May 2015, the Company issued 37,375,000 shares of its Class A common stock in an underwritten public offering at a price of $22.50 per share, which included the underwriters’ exercise of their over-allotment option in full. The offering generated net proceeds of $806,500,000 after deducting underwriting discounts, commissions and other offering expenses. The Company used $386,156,000 of the net proceeds to finance the June 2015 acquisition of our partner’s 49% equity interest in seven life science office properties and two parking facilities at University Park at MIT, a mixed-use life science office campus in Cambridge, Massachusetts. Subsequent to the acquisition, the Company owns 100% of these assets. The Company also used $295,979,000 of the remaining net proceeds to retire a combination of nonrecourse mortgage debt and revolving credit facility borrowings subsequent to the public offering. The remaining proceeds of $124,365,000 are expected to be used to further reduce debt and for general operating purposes.
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
Subsequent to June 30, 2015, the Company issued shares of Class A common stock in connection with additional privately negotiated exchange transactions involving a portion of the Company’s 2016, 2018 and 2020 Senior Notes. See Note D – Convertible Senior Debt for detailed information on these Class A common stock issuances.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

H. Stock-Based Compensation
During the six months ended June 30, 2015, the Company granted 28,240 stock options, 826,718 shares of restricted stock and 627,385 performance shares under the Company’s 1994 Stock Plan. The stock options had a grant-date fair value of $7.79, which was computed using the Black-Scholes option-pricing model using the following assumptions: expected term of 5.5 years, expected volatility of 30.8%, risk-free interest rate of 1.71%, and expected dividend yield of 0%. The exercise price of the options is $24.62, the closing price of the underlying Class A common stock on the date of grant. The restricted stock had a grant-date fair value of $24.62 per share, the closing price of the Class A common stock on the date of grant. The performance shares had a weighted-average grant-date fair value of $32.14 per share, which was computed using Monte Carlo simulations.
At June 30, 2015, $2,053,000 of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 25 months, $26,949,000 of unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 30 months, and $22,114,000 of unrecognized compensation cost related to performance shares is expected to be recognized over a weighted-average period of 28 months.
The following table summarizes stock-based compensation costs and related deferred income tax benefit recognized in the financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Stock option costs	$12	$523	$665	$1,979
Restricted stock costs	3,597	2,579	8,601	6,303
Performance share costs	3,800	1,089	5,060	1,940
Total stock-based compensation costs	7,409	4,191	14,326	10,222
Less amount capitalized into qualifying real estate projects	(1,422)	(555)	(3,084)	(2,620)
Amount charged to operating expenses	5,987	3,636	11,242	7,602
Depreciation expense on capitalized stock-based compensation	226	189	452	447
Total stock-based compensation expense	$6,213	$3,825	$11,694	$8,049
Deferred income tax benefit	$2,438	$1,455	$4,511	$3,021
The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the six months ended June 30, 2015 and 2014 was $1,926,000 and $1,358,000, respectively.
In connection with the vesting of restricted stock during the six months ended June 30, 2015 and 2014, the Company repurchased 216,700 shares and 204,574 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $5,412,000 and $3,781,000, respectively.

I. Write-Offs of Abandoned Development Projects and Demolition Costs
On a quarterly basis, the Company reviews each project under development to determine whether it is probable the project will be developed. If management determines the project will not be developed, its project costs and other related expenses are written off as an abandoned development project cost. The Company abandons projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or third party challenges related to entitlements or public financing. In addition, costs expensed to demolish existing structures, if any, are included in these amounts. The Company recorded write-offs of abandoned development projects and demolition costs of $5,778,000 during the three and six months ended June 30, 2015 and $933,000 during the three and six months ended June 30, 2014, respectively. The Company recorded write-offs of abandoned development projects of unconsolidated entities of $10,191,000 during the three and six months ended June 30, 2015, which is included in equity in earnings (loss). There were no write-offs of abandoned development projects of unconsolidated entities during the three and six months ended June 30, 2014.

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
The following table summarizes the Company’s impairment of real estate included in continuing operations:

		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
		(in thousands)
Avenue at Tower City Center (Specialty Retail Center)	Cleveland, Ohio	$—	$72,473	$—	$72,473
Office Buildings:
Terminal Tower	Cleveland, Ohio	—	42,208	—	42,208
Post Office Plaza	Cleveland, Ohio	—	14,378	—	14,378
Other		—	770	—	770
Total		$—	$129,829	$—	$129,829
The Company continues to execute its strategy of focusing on core products located in core markets. In executing this strategy, the Company began serious negotiations for the sale of several operating assets in Cleveland, Ohio during the three months ended June 30, 2014. At June 30, 2014, discussions with a potential purchaser were at various stages for each of the assets and remained subject to further negotiation and applicable due diligence periods. Based on the advanced status of the discussions, the Company reviewed and adjusted the estimated holding periods of each applicable asset and in each case increased the likelihood of a near term sale. As a result, the estimated probability weighted undiscounted cash flows no longer exceed the carrying value of certain assets, requiring the Company to adjust the carrying value of those assets as described in the above table, to their estimated fair value. During the three months ended September 30, 2014, the negotiations with the potential buyer ceased, as mutually agreeable terms could not be reached. There were no impairments during the three or six months ended June 30, 2015.
Impairment of Real Estate - Fair Value Information
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of real estate for the six months ended June 30, 2014.

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
Impairment of Unconsolidated Entities
The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate its carrying value in the investments may be in excess of fair value. An equity method investment’s value is impaired if management’s estimate of its fair value is less than the carrying value and the difference is deemed to be other-than-temporary. In estimating fair value, assumptions that may be used include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, all of which are considered Level 3 inputs. For recently opened properties, assumptions also include the timing of initial property lease up. In the event initial property lease up assumptions differ from actual results, estimated future discounted cash flows may vary, resulting in impairment charges in

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

future periods. There were no impairments of unconsolidated entities recorded during the three and six months ended June 30, 2015 and 2014.

K. Net Loss on Disposition of Partial Interest in Development Project
On June 30, 2014, the Company entered into a joint venture with Greenland Atlantic Yards, LLC, a subsidiary of Shanghai-based Greenland Holding Group Company Limited (“Greenland”) to develop Pacific Park Brooklyn, a 22 acre mixed-use project in Brooklyn, New York. Greenland acquired 70% of the joint venture and will share in the total project costs in proportion to their ownership interests. The joint venture intends to co-develop the entire project including the infrastructure and vertical construction of the residential units, excluding Barclays Center arena and the under-construction B2 BKLYN apartment community. For its 70% equity interest, Greenland invested cash and assumed 70% of the nonrecourse mortgage debt on the project. The transaction resulted in net cash proceeds of $208,275,000, net of transaction costs during the year ended December 31, 2014 and a net loss on disposition of partial interest in development project of $19,590,000 ($16,211,000, net of noncontrolling interests) during the three and six months ended June 30, 2014. Upon closing, the Company determined it was not the primary beneficiary of the joint venture. As a result, the Company deconsolidated the Pacific Park Brooklyn development project and accounts for the joint venture on the equity method of accounting.

L. Net Gain on Change in Control of Interests
The following table summarizes the net gain on change in control of interests.

		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
		(in thousands)
University Park at MIT	Cambridge, Massachusetts	$463,643	$—	$463,643	$—
Apartment Communities:
Cherry Tree	Strongsville, Ohio	7,391	—	7,391	—
Chestnut Lake	Strongsville, Ohio	8,525	—	8,525	—
Stratford Crossing	Wadsworth, Ohio	8,125	—	8,125	—
Other		—	—	—	2,759
Total		$487,684	$—	$487,684	$2,759
Apartment Communities
In April 2015, the Company acquired its partner’s 50% equity ownership interest in three operating apartment communities (Cherry Tree, Chestnut Lake and Stratford Crossing) in exchange for the Company’s 50% equity ownership in five operating apartment communities (Arbor Glen, Eaton Ridge, Newport Landing, Parkwood Village and Sutton Landing) in a non-cash transaction. Subsequent to the transaction, the Company owns 100% of the three retained operating apartment communities. See Note O – Net Gain on Disposition of Interest in Unconsolidated Entities for detailed information on the net gain on disposition of interest in unconsolidated entities related to the five operating apartment communities exchanged.
University Park at MIT
In June 2015, the Company completed the share purchase and redemption agreement with our partner to acquire its 49% equity ownership interest in seven life science office properties and two parking facilities at University Park at MIT, a mixed-use life science office campus in Cambridge, Massachusetts (“MIT Assets”). The Company used $386,156,000 of the net proceeds from the May 2015 equity offering to finance this acquisition. See Note G – Capital Stock for detailed information on the equity offering.
Prior to the acquisition, the Company owned 51% and had accounted for the MIT Assets using the equity method of accounting. Subsequent to the transaction, the Company owns 100% of the MIT Assets and has concluded it appropriate to consolidate the assets. As a result, the Company remeasured its equity interests, as required by the accounting guidance, at fair value (based upon the income approach using current rents and market cap rates and discount rates) and recorded a net gain on change in control of interests as noted above.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The fair value of the acquisition was allocated as follows. All amounts are presented in thousands.

Real Estate, net	$1,121,786
Restricted cash	17,235
Notes and accounts receivable, net	1,801
Other assets (1)	103,804
1,244,626
Mortgage debt and notes payable, nonrecourse	(363,147)
Accounts payable, accrued expenses and other liabilities (2)	(94,214)
Net Assets Acquired	$787,265

Net gain on change in control of interests	$463,643
Carrying value of previously held equity interests	(62,534)
Fair value of previously held equity interests (3)	401,109
Cash paid	386,156
Total consideration	$787,265

(1)	Primarily consists of $78,000 of in-place leases and $20,000 of below-market ground leases with weighted-average lives of 3.6 years and 60 years, respectively.

(2)	Primarily consists of $49,000 of below-market tenant leases and $24,000 of above-market ground leases with weighted-average lives of 3.6 years and 58 years, respectively.

(3)
The significant assumptions used to value the previously held equity interests in the MIT Assets were determined to be Level 3 inputs. The weighted-average discount rate applied to cash flows and the weighted-average terminal capitalization rate were 7.0% and 6.0%, respectively.

Pro Forma Information
The following unaudited supplemental pro forma operating data is presented for the six months ended June 30, 2015 and 2014, as if the step acquisition related to the MIT Assets was effective January 1, 2014. The gain on change in control of interests related to this acquisition was adjusted to the assumed acquisition date. The unaudited supplemental pro forma operating data is not necessarily indicative of what the Company’s actual results of operations would have been assuming the transactions had been effective as set forth above, nor do they purport to represent the Company’s results of operations for future periods. The qualitative and quantitative effect to the pro forma operating data related to the remaining acquisitions described in the table above was not material.

		Pro Forma Adjustments
	Six Months Ended June 30, 2015	Remove: Net Gain on Change in Control of Interests (1)	Other Pro Forma Adjustments (2)	Pro Forma Six Months Ended June 30, 2015
	(in thousands, except per share data)
Revenues	$496,841	$—	$43,742	$540,583
Earnings (loss) from continuing operations	$246,072	$(283,828)	$(15,211)	$(52,967)
Net earnings (loss) attributable to common shareholders	$249,547	$(283,828)	$(15,211)	$(49,492)

Weighted average shares outstanding - Basic	218,254,445			218,254,445
Net earnings (loss) attributable to common shareholders - Basic	$1.12			$(0.23)

Weighted average shares outstanding - Diluted	238,572,041			218,254,445
Net earnings (loss) attributable to common shareholders - Diluted	$1.04			$(0.23)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

		Pro Forma Adjustments
	Six Months Ended June 30, 2014	Add: Net Gain on Change in Control of Interests (1)	Other Pro Forma Adjustments (2)	Pro Forma Six Months Ended June 30, 2014
	(in thousands, except per share data)
Revenues	$479,174	$—	$46,088	$525,262
Earnings (loss) from continuing operations	$(96,408)	$283,828	$(17,395)	$170,025
Net earnings (loss) attributable to common shareholders	$(77,472)	$283,828	$(17,395)	$188,961

Weighted average shares outstanding - Basic	198,041,879			198,041,879
Net earnings (loss) attributable to common shareholders - Basic	$(0.39)			$0.93

Weighted average shares outstanding - Diluted	198,041,879			229,699,514
Net earnings (loss) attributable to common shareholders - Diluted	$(0.39)			$0.86

(1)	Gain on change in control of interests of $463,643, net of tax of $179,815.

(2)
Represents additional depreciation and amortization expense related to the increased basis of real estate and intangible assets, plus pro forma earnings of the 100% ownership interests, less actual equity in earnings related to the Company’s 51% prior ownership for the periods presented.

M. Loss on Extinguishment of Debt
For the three and six months ended June 30, 2015, the Company recorded $3,190,000 and $38,344,000, respectively, as loss on extinguishment of debt. For the three and six months ended June 30, 2014, the Company recorded $714,000 and $878,000, respectively, as loss on extinguishment of debt. The loss on extinguishment of debt recorded for 2015 primarily relates to the February and March 2015 separate, privately negotiated exchange transactions involving a portion of the Company’s 2016, 2018 and 2020 Senior Notes. See Note D – Convertible Senior Debt for detailed information on the loss on extinguishment of debt.

N. Income Taxes
Income tax expense (benefit) was $182,230,000 and $(46,947,000) for the three months ended June 30, 2015 and 2014, respectively, and $183,045,000 and $(43,016,000) for the six months ended June 30, 2015 and 2014, respectively. The difference in recorded income tax expense/benefit versus income tax expense/benefit computed at the statutory federal income tax rate is primarily attributable to state income taxes, changes in state net operating losses, additional general business credits, changes to valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income. The most significant permanent difference during the six months ended June 30, 2015 was the loss on extinguishment of debt recorded in connection with the privately negotiated exchanges of a portion of the Company’s Senior Notes.
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
If the Company converts to REIT status, it is anticipated that certain subsidiaries may be treated as taxable REIT subsidiaries and would continue to be subject to corporate income taxes. In addition, the Company could be subject to corporate income taxes related to assets sold during the 10-year period following the date of conversion, to the extent such assets had a built-in gain on the date of conversion. This gain can be offset by any remaining federal net operating loss carryforwards. Furthermore, if the Company chooses to dispose of any assets after the REIT conversion within the specified period, the Company will attempt to utilize various tax planning strategies, including Internal Revenue Code Section 1031 like-kind exchanges, to mitigate the exposure to the built-in gains tax.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

O. Net Gain on Disposition of Interest in Unconsolidated Entities
The following table summarizes the net gain on disposition of interest in unconsolidated entities which are included in equity from unconsolidated entities.

		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
		(in thousands)
Apartment Communities:
Newport Landing	Coventry Township, Ohio	$5,765	$—	$5,765	$—
Eaton Ridge	Sagamore Hills, Ohio	4,745	—	4,745	—
Arbor Glen	Twinsburg, Ohio	3,422	—	3,422	—
Parkwood Village	Brunswick, Ohio	2,817	—	2,817	—
Sutton Landing	Brimfield, Ohio	2,535	—	2,535	—
Westwood Reserve	Tampa, Florida	—	—	—	8,904
Legacy Crossroads	Cary, North Carolina	—	—	—	6,216
Colonial Grand	Tampa, Florida	—	—	—	4,904
Legacy Arboretum	Charlotte, North Carolina	—	—	—	3,257
Barrington Place	Raleigh, North Carolina	—	—	—	1,515
Golden Gate (Specialty Retail Center)	Mayfield Heights, Ohio	—	16,440	—	16,440
Other		—	(350)	—	(350)
		$19,284	$16,090	$19,284	$40,886
In April 2015, the Company acquired its partner’s 50% equity ownership interest in three operating apartment communities (Cherry Tree, Chestnut Lake and Stratford Crossing) in exchange for the Company’s 50% equity ownership in five operating apartment communities (Arbor Glen, Eaton Ridge, Newport Landing, Parkwood Village and Sutton Landing) in a non-cash transaction. As a result, the Company recorded gains on disposition of interest in unconsolidated entities as noted above during the three and six months ended June 30, 2015. See Note L – Net Gain on Change in Control of Interests for detailed information on the net gain on change in control of interests related to the three retained operating apartment communities.

P. Discontinued Operations
Effective April 1, 2014, the Company adopted the new accounting guidance for reporting discontinued operations. As a result, fewer rental property disposals qualify to be reported as discontinued operations. There were no rental property dispositions during the three or six months ended June 30, 2015 that met the requirements for discontinued operations reporting.
The following tables summarize the rental properties included in discontinued operations during the three and six months ended June 30, 2014:

Property	Location	Square Feet	Period Disposed	Three Months Ended 6/30/14	Six Months Ended 6/30/14
Commercial Group:
Promenade Bolingbrook	Bolingbrook, Illinois	771,000 square feet	Q2-2014	Yes	Yes
Quartermaster Plaza	Philadelphia, Pennsylvania	456,000 square feet	Q1-2014	—	Yes
Mesa del Sol - 5600 University SE	Albuquerque, New Mexico	87,000 square feet	Q1-2014	—	Yes

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
	(in thousands)
Revenues	$39	$7,034
Expenses
Operating expenses	(1,749)	3,026
Depreciation and amortization	—	987
	(1,749)	4,013

Gain on disposition of rental properties	1,276	28,100
Interest expense	(55)	(5,538)
Amortization of mortgage procurement costs	—	(41)
Loss on extinguishment of debt	(431)	(448)
Earnings before income taxes	2,578	25,094
Income tax expense	1,438	12,082
Earnings from discontinued operations	1,140	13,012
Noncontrolling interest
Gain on disposition of rental properties	—	58
Operating loss from rental properties	—	(8)
	—	50
Earnings from discontinued operations attributable to Forest City Enterprises, Inc.	$1,140	$12,962
The following table summarizes the pre-tax gain on disposition of rental properties:

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
	(in thousands)
Promenade Bolingbrook (Regional Mall)	$1,276	$1,276
Quartermaster Plaza (Specialty Retail Center)	—	26,373
Mesa del Sol - 5600 University SE (Office Building)	—	451
	$1,276	$28,100

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Q . Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing earnings per share (“EPS”). The Class A Common Units (“Units”), which are reflected as noncontrolling interests in the Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Units are included in the computation of basic EPS using the two-class method. The Class A common stock issuable in connection with conversion of the 2016 Senior Notes, 2018 Senior Notes and 2020 Senior Notes is included in the computation of diluted EPS using the if-converted method. The loss from continuing operations attributable to Forest City Enterprises, Inc. for the three and six months ended June 30, 2014 was allocated solely to holders of common stock as the participating security holders do not share in losses.
The reconciliation of the basic and diluted EPS computations is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerators (in thousands)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc.	$303,756	$(94,132)	$249,547	$(90,434)
Undistributed earnings allocated to participating securities	(6,551)	—	(5,656)	—
Earnings (loss) from continuing operations attributable to common shareholders ‑ Basic	$297,205	$(94,132)	$243,891	$(90,434)
Interest on convertible debt	2,521	—	5,042	—
Earnings (loss) from continuing operations attributable to common shareholders ‑ Diluted	$299,726	$(94,132)	$248,933	$(90,434)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$303,756	$(92,992)	$249,547	$(77,472)
Undistributed earnings allocated to participating securities	(6,551)	—	(5,656)	—
Net earnings (loss) attributable to common shareholders ‑ Basic	$297,205	$(92,992)	$243,891	$(77,472)
Interest on convertible debt	2,521	—	5,042	—
Net earnings (loss) attributable to common shareholders ‑ Diluted	$299,726	$(92,992)	$248,933	$(77,472)
Denominators
Weighted average shares outstanding ‑ Basic	233,377,771	198,341,355	218,254,445	198,041,879
Effect of stock options and performance shares	2,225,323	—	1,826,936	—
Effect of convertible debt	18,389,062	—	18,490,660	—
Weighted average shares outstanding ‑ Diluted (1)	253,992,156	198,341,355	238,572,041	198,041,879
Earnings Per Share
Earnings (loss) from continuing operations attributable to common shareholders ‑ Basic	$1.27	$(0.47)	$1.12	$(0.46)
Earnings (loss) from continuing operations attributable to common shareholders ‑ Diluted	$1.18	$(0.47)	$1.04	$(0.46)
Net earnings (loss) attributable to common shareholders ‑ Basic	$1.27	$(0.47)	$1.12	$(0.39)
Net earnings (loss) attributable to common shareholders ‑ Diluted	$1.18	$(0.47)	$1.04	$(0.39)

(1)
Incremental shares from restricted stock and Class A common units of 3,908,518 and 4,110,705, for the three and six months ended June 30, 2015, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive. Incremental shares from convertible securities of 4,720,604 for the six months ended June 30, 2015 were not included in the computation of diluted EPS because their effect is anti-dilutive. Incremental shares from dilutive options, restricted stock, performance shares and convertible securities aggregating 37,140,789 and 37,425,371 for the three and six months ended June 30, 2014, respectively, were not included in the computation of EPS because their effect is anti-dilutive due to the loss from continuing operations. Weighted-average options, restricted stock and performance shares of 1,803,486 and 2,123,933 for the three and six months ended June 30, 2015, respectively, and 3,974,932 and 3,585,274 for the three and six months ended June 30, 2014, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive under the treasury stock method.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

R. Segment Information
The following tables summarize financial data for the Company’s reportable operating segments. All amounts are presented in thousands.

	June 30, 2015	December 31, 2014
	Identifiable Assets
Commercial Group	$5,513,274	$4,210,714
Residential Group	3,463,997	3,172,188
Arena	960,302	955,570
Land Development Group	261,910	250,833
Corporate Activities	128,820	225,635
	$10,328,303	$8,814,940

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	Revenues				Operating Expenses
Commercial Group	$134,607	$123,791	$263,152	$253,876	$74,119	$73,157	$147,209	$154,705
Residential Group	80,860	61,553	150,520	127,222	46,163	37,673	89,402	83,342
Arena	27,040	24,572	55,860	59,929	17,862	14,818	37,820	38,294
Land Development Group	17,252	19,721	27,309	38,147	6,724	10,100	11,365	18,949
Corporate Activities	—	—	—	—	21,972	10,059	41,687	21,620
	$259,759	$229,637	$496,841	$479,174	$166,840	$145,807	$327,483	$316,910

	Depreciation and Amortization				Interest and Other Income
Commercial Group	$33,722	$32,193	$66,573	$62,452	$1,273	$2,222	$3,906	$4,006
Residential Group	21,317	17,656	40,693	33,052	3,764	6,599	6,760	13,044
Arena	8,802	8,674	17,592	17,206	—	—	—	—
Land Development Group	423	95	512	181	4,141	3,462	8,181	6,707
Corporate Activities	738	700	1,446	1,436	100	92	135	121
	$65,002	$59,318	$126,816	$114,327	$9,278	$12,375	$18,982	$23,878

	Interest Expense				Capital Expenditures
Commercial Group	$29,849	$32,279	$60,171	$66,845	$42,331	$49,381	$71,213	$80,378
Residential Group	2,145	5,817	6,610	15,002	72,743	71,058	116,183	124,861
Arena	10,127	9,649	20,235	19,206	1,870	615	4,522	6,552
Land Development Group	(405)	(147)	(870)	(285)	—	—	15	16
Corporate Activities	6,036	9,555	14,182	18,837	19	15	19	15
	$47,752	$57,153	$100,328	$119,605	$116,963	$121,069	$191,952	$211,822
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The reconciliations of net earnings (loss) to FFO by segment are shown in the following tables. All amounts are presented in thousands.

Three Months Ended June 30, 2015	Commercial Group	Residential Group	Arena	Land Development Group	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$459,947	$47,793	$(4,982)	$12,665	$(211,667)	$303,756
Depreciation and amortization – Real Estate Groups	46,172	25,108	5,062	372	—	76,714
Gain on disposition of unconsolidated entities	—	(19,284)	—	—	—	(19,284)
Income tax expense on non-FFO:
Gain on disposition of rental properties	—	—	—	—	7,461	7,461
FFO attributable to Forest City Enterprises, Inc.	$506,119	$53,617	$80	$13,037	$(204,206)	$368,647

Three Months Ended June 30, 2014	Commercial Group	Residential Group	Arena	Land Development Group	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(135,934)	$10,934	$(4,511)	$11,493	$25,026	$(92,992)
Depreciation and amortization – Real Estate Groups	45,764	24,855	5,000	42	—	75,661
Gain on disposition of unconsolidated entities	(16,090)	—	—	—	—	(16,090)
Impairment of consolidated depreciable real estate	129,059	—	—	—	—	129,059
Discontinued operations:
Gain on disposition of rental properties	(1,276)	—	—	—	—	(1,276)
Income tax expense (benefit) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	8,820	8,820
Impairment of depreciable real estate	—	—	—	—	(50,053)	(50,053)
FFO attributable to Forest City Enterprises, Inc.	$21,523	$35,789	$489	$11,535	$(16,207)	$53,129

Six Months Ended June 30, 2015	Commercial Group	Residential Group	Arena	Land Development Group	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$459,880	$53,430	$(10,030)	$23,227	$(276,960)	$249,547
Depreciation and amortization – Real Estate Groups	91,856	49,108	10,117	413	—	151,494
Gain on disposition of unconsolidated entities	—	(19,284)	—	—	—	(19,284)
Income tax expense on non-FFO:
Gain on disposition of rental properties	—	—	—	—	7,461	7,461
FFO attributable to Forest City Enterprises, Inc.	$551,736	$83,254	$87	$23,640	$(269,499)	$389,218

Six Months Ended June 30, 2014	Commercial Group	Residential Group	Arena	Land Development Group	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(123,604)	$43,101	$(7,803)	$23,086	$(12,252)	$(77,472)
Depreciation and amortization – Real Estate Groups	88,473	47,192	9,941	75	—	145,681
Net loss on disposition of partial interests in rental properties	467	—	—	—	—	467
Gain on disposition of unconsolidated entities	(16,090)	(24,796)	—	—	—	(40,886)
Impairment of consolidated depreciable real estate	129,059	—	—	—	—	129,059
Discontinued operations:
Depreciation and amortization – Real Estate Groups	986	—	—	—	—	986
Gain on disposition of rental properties	(28,042)	—	—	—	—	(28,042)
Income tax expense (benefit) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	28,718	28,718
Impairment of depreciable real estate	—	—	—	—	(50,053)	(50,053)
FFO attributable to Forest City Enterprises, Inc.	$51,249	$65,497	$2,138	$23,161	$(33,587)	$108,458

S. Subsequent Event
See Note D – Convertible Senior Debt for detailed information related to the July 2015 convertible senior note exchange agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of Forest City Enterprises, Inc. and subsidiaries should be read in conjunction with the financial statements and footnotes thereto contained in the annual report on Form 10-K for the year ended December 31, 2014, as amended.
RESULTS OF OPERATIONS
Corporate Description
We principally engage in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. We have approximately $10.3 billion of consolidated assets in 24 states and the District of Columbia at June 30, 2015. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C. We have regional offices in Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
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
Significant milestones during the second quarter of 2015 include:

•
Completed the issuance of 37,375,000 shares of our Class A common stock in May 2015, which included the underwriters’ exercise of their over-allotment option in full, in an underwritten public offering at a price of $22.50 per share. We received net proceeds of $806,500,000 after deducting underwriting discounts, commissions and other offering expenses;

•	Retired nonrecourse mortgage debt and revolving credit facility borrowings using $295,979,000 of the net proceeds from the May 2015 equity offering;

•
Closed on the share purchase and redemption agreement with our partner to acquire its 49% equity interest in seven life science office properties and two parking facilities at University Park at MIT, a mixed-use life science office campus in Cambridge, Massachusetts using $386,156,000 of the net proceeds from the May 2015 equity offering. Subsequent to the transaction, we own 100% of these assets;

•
Acquired our partner’s 50% equity ownership interest in three operating apartment communities located in Northeast Ohio in exchange for our 50% equity ownership in five operating apartment communities located in Northeast Ohio in a non-cash transaction. Subsequent to the transaction, we own 100% of the three retained operating apartment communities;

•
Commenced construction at 38 Sixth Ave, an apartment community, and 550 Vanderbilt, a for-sale condo community, both located at our Pacific Park Brooklyn project in Brooklyn, New York, which we account for under the equity method of accounting;

•	Commenced construction at The Bridge at Cornell Tech, an office building in Roosevelt Island, New York; and

•	Closed $272,928,000 of nonrecourse mortgage financing transactions.
In addition, subsequent to June 30, 2015, we achieved the following significant milestones:

•
Announced that Forest City Realty Trust, Inc., our newly formed wholly owned subsidiary, filed a registration statement on Form S-4 containing a preliminary proxy statement of the Company and a preliminary prospectus of Forest City Realty Trust, Inc. with the Securities and Exchange Commission in connection with our previously announced plan to convert to REIT status;

•
Entered into separate, privately negotiated exchanges of $8,151,000 aggregate principal amount of our 5.00% Senior Notes due 2016 for 555,016 shares of Class A common stock and a cash payment of $1,305,000;

•
Entered into separate, privately negotiated exchanges of $75,387,000 aggregate principal amount of our 4.25% Senior Notes due 2018 for 3,478,511 shares of Class A common stock and a cash payment of $13,052,000; and

•
Entered into separate, privately negotiated exchanges of $55,407,000 aggregate principal amount of our 3.625% Senior Notes due 2020 for 2,289,013 shares of Class A common stock and a cash payment of $11,371,000.

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
Reconciliation of Earnings (Loss) Before Income Taxes (GAAP) to Net Operating Income (non-GAAP) (in thousands):

	Six Months Ended June 30,
	2015		2014
Earnings (loss) before income taxes (GAAP)		$400,795		$(200,621)
Earnings from unconsolidated entities	$28,322		$61,197
Gain on disposition of unconsolidated entities	(19,284)		(40,886)
Depreciation and amortization of unconsolidated entities	43,784		44,572
Interest expense of unconsolidated entities	51,036		55,905
Loss on extinguishment of debt of unconsolidated entities	608		296
Total NOI from unconsolidated entities	$104,466	104,466	$121,084	121,084
Interest expense		100,328		119,605
Loss on extinguishment of debt		38,344		878
Net loss on disposition of partial interest in development project		—		19,590
Net loss on disposition of full or partial interest in rental properties		—		467
Net gain on change in control of interests		(487,684)		(2,759)
Impairment of consolidated real estate		—		129,829
Depreciation and amortization—Real Estate Groups		124,444		112,060
Amortization of mortgage procurement costs		3,963		3,893
Straight-line rent adjustment		(360)		(3,454)
Net operating income (Non-GAAP) (1)		$284,296		$300,572

(1)	Includes the Company's pro-rata share of NOI from unconsolidated subsidiaries accounted for under the equity method of accounting.

Comparable NOI
In addition to NOI, we use comparable NOI as a metric to evaluate the performance of our multifamily, office and retail properties. This measure provides a same-store comparison of operating results of all stabilized properties that are open and operating in all periods presented. Write-offs of abandoned development projects, non-capitalizable development costs and unallocated management and service company overhead, net of tax credit income, are not directly attributable to an operating property and are considered non-comparable NOI. In addition, certain income and expense items at the property level, such as lease termination income, real estate tax assessments or rebates and participation payments as a result of refinancing transactions and NOI impacts of changes in ownership percentages, are excluded from comparable NOI and are included in non-comparable NOI. Retained properties that are considered non-comparable are disclosed in the Segment Operating Results of the MD&A of this 10-Q. Other properties and activities such as Arena, subsidized senior housing, military housing, corporate activities and land sales are not evaluated on a comparable basis and the NOI from these properties and activities is considered non-comparable NOI.
Comparable NOI is an operating statistic defined as NOI from stabilized properties operated in all periods presented, net of noncontrolling interests. Comparable NOI is useful because it measures the performance of the same properties on a period-to-period basis and is used to assess operating performance and resource allocation of the operating properties within our strategic business units. While property dispositions, acquisitions or other factors impact net earnings in the short term, we believe comparable NOI presents a more consistent view of the overall performance of our operating portfolio from period to period.
For the six months ended June 30, 2015, comparable NOI increased 5.4% for retail, 3.9% for office and 5.7% for residential compared with the same period in the prior year.
The following is a reconciliation of comparable NOI to total NOI.

	Net Operating Income (in thousands)
	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
Full Consolidation	Comparable	Non-Comparable	Total	Comparable	Non-Comparable	Total
Retail	$81,969	$7,306	$89,275	$77,804	$6,886	$84,690
Office	119,537	2,974	122,511	115,010	(565)	114,445
Apartments	81,802	10,660	92,462	77,092	3,874	80,966
Arena	—	17,987	17,987	—	21,221	21,221
Subsidized Senior Housing	—	8,713	8,713	—	7,956	7,956
Military Housing	—	14,948	14,948	—	10,680	10,680
Land Sales	—	—	—	—	488	488
Write-offs of abandoned development projects and demolition costs	—	(15,969)	(15,969)	—	(933)	(933)
Other	—	(26,522)	(26,522)	—	(21,107)	(21,107)
Total Rental Properties	$283,308	$20,097	$303,405	$269,906	$28,500	$298,406

Land Development Group	$—	$25,482	$25,482	$—	$26,515	$26,515
Corporate Activities	$—	$(28,608)	$(28,608)	$—	$(24,349)	$(24,349)
Corporate Activities - REIT conversion and reorganization costs	$—	$(15,983)	$(15,983)	$—	$—	$—

Grand Total (1)	$283,308	$988	$284,296	$269,906	$30,666	$300,572

	Six Months Ended June 30,
Comparable NOI (net of Noncontrolling Interests (“NCI”))	2015	2014	% Change
	(in thousands)
Retail Comparable NOI	$81,969	$77,804
NOI attributable to NCI	—	—
Subtotal Retail	81,969	77,804	5.4%

Office Comparable NOI	119,537	115,010
NOI attributable to NCI	(4,822)	(4,603)
Subtotal Office	114,715	110,407	3.9%

Apartments Comparable NOI	81,802	77,092
NOI attributable to NCI	(5,405)	(4,795)
Subtotal Apartments	76,397	72,297	5.7%

Grand Total Comparable NOI (net of NCI) (1)	$273,081	$260,508	4.8%

(1)	Includes the Company's pro-rata share of NOI from unconsolidated subsidiaries accounted for under the equity method of accounting.

Net Operating Income by Product Type
Full Consolidation (in thousands)

Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

NOI by Product Type	$353,391	NOI by Product Type	$325,740
Arena	17,987	Arena	21,221
Corporate Activities	(28,608)	Corporate Activities	(24,349)
Corporate Activities - REIT conversion and reorganization costs	(15,983)	Corporate Activities - REIT conversion and reorganization costs	—
Write-offs of abandoned development projects	(15,969)	Write-offs of abandoned development projects and demolition costs	(933)
Other (3)	(26,522)	Other (3)	(21,107)
Grand Total NOI (4)	$284,296	Grand Total NOI (4)	$300,572
(1) Includes commercial and residential outlot land sales.
(2) Includes limited-distribution subsidized senior housing.
(3) Includes non-capitalizable development costs and unallocated management and service company overhead, net of tax credit income and a 2014 legal settlement at Heritage, an apartment community in San Diego, California.

(4) Includes the Company's pro-rata share of NOI from unconsolidated subsidiaries accounted for under the equity method of accounting.

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
FFO is defined by NAREIT as net earnings excluding the following items at our proportional share: i) gain (loss) on full or partial disposition of rental properties, divisions and other investments (net of tax); ii) non-cash charges for real estate depreciation and amortization; iii) impairment of depreciable real estate (net of tax); and iv) cumulative or retrospective effect of change in accounting principle (net of tax).
The table below reconciles net earnings (loss), the most comparable GAAP measure, to FFO, a non-GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$303,756	$(92,992)	$249,547	$(77,472)
Depreciation and Amortization—Real Estate Groups (1)	76,714	75,661	151,494	146,667
Gain on disposition of full or partial interests in rental properties	(19,284)	(17,366)	(19,284)	(68,461)
Impairment of depreciable rental properties	—	129,059	—	129,059
Income tax expense (benefit) adjustment — current and deferred (2):
Gain on disposition of full or partial interests in rental properties	7,461	8,820	7,461	28,718
Impairment of depreciable rental properties	—	(50,053)	—	(50,053)
FFO attributable to Forest City Enterprises, Inc.	$368,647	$53,129	$389,218	$108,458

FFO Per Share - Diluted
Numerator (in thousands):
FFO attributable to Forest City Enterprises, Inc.	$368,647	$53,129	$389,218	$108,458
If-Converted Method (adjustments for interest, net of tax):
5.000% Notes due 2016	73	382	383	765
4.250% Notes due 2018	1,495	2,277	3,529	4,554
3.625% Notes due 2020	953	1,664	2,396	3,328
FFO for per share data	$371,168	$57,452	$395,526	$117,105
Denominator:
Weighted average shares outstanding—Basic	233,377,771	198,341,355	218,254,445	198,041,879
Effect of stock options, restricted stock and performance shares	3,160,648	1,540,864	2,964,450	1,733,435
Effect of convertible debt	18,389,062	32,138,215	23,211,264	32,138,215
Effect of convertible Class A Common Units	2,973,190	3,461,710	2,973,190	3,553,721
Weighted average shares outstanding - Diluted	257,900,671	235,482,144	247,403,349	235,467,250
FFO Per Share	$1.44	$0.24	$1.60	$0.50

(1)	The following table provides detail of depreciation and amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Full Consolidation	$65,002	$59,318	$126,816	$114,327
Non-Real Estate	(1,230)	(1,090)	(2,372)	(2,267)
Real Estate Groups Full Consolidation	63,772	58,228	124,444	112,060
Real Estate Groups related to noncontrolling interest	(7,585)	(4,747)	(15,146)	(9,362)
Real Estate Groups Unconsolidated	20,527	22,180	42,196	42,983
Real Estate Groups Discontinued Operations	—	—	—	986
Real Estate Groups at our proportional share	$76,714	$75,661	$151,494	$146,667

(2)	The following table provides detail of income tax expense (benefit):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Income tax expense (benefit) on FFO
Operating Earnings:
Current taxes	$2,386	$(15,215)	$642	$(6,582)
Deferred taxes	172,383	10,939	174,942	(3,017)
Total income tax expense (benefit) on FFO	174,769	(4,276)	175,584	(9,599)

Income tax expense (benefit) on non-FFO
Disposition of full or partial interests in rental properties:
Current taxes	$2,882	$(13,292)	$2,882	$15,756
Deferred taxes	4,579	22,112	4,579	12,962
Disposition of full or partial interests in rental properties	7,461	8,820	7,461	28,718

Impairment of depreciable rental properties
Deferred taxes	$—	$(50,053)	$—	$(50,053)
Total income tax expense (benefit) on non-FFO	7,461	(41,233)	7,461	(21,335)
Grand Total	$182,230	$(45,509)	$183,045	$(30,934)

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
We define Operating FFO as FFO adjusted to exclude: i) impairment of non-depreciable real estate; ii) write-offs of abandoned development projects and demolition costs; iii) income recognized on state and federal historic and other tax credits; iv) gains or losses from extinguishment of debt; v) change in fair market value of nondesignated hedges; vi) gains or losses on change in control of interests; vii) the adjustment to recognize rental revenues and rental expense using the straight-line method; viii) participation payments to ground lessors on refinancing of our properties; ix) other transactional items; x) the Nets pre-tax FFO; and xi) income taxes on FFO.

The table below reconciles FFO to Operating FFO.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
FFO attributable to Forest City Enterprises, Inc.	$368,647	$53,129	$389,218	$108,458
Impairment of non-depreciable real estate	—	770	—	770
Write-offs of abandoned development projects and demolition costs	15,969	933	15,969	933
Tax credit income	(3,957)	(5,480)	(7,212)	(9,427)
Loss on extinguishment of debt	3,573	1,189	38,952	1,622
Change in fair market value of nondesignated hedges	(2,979)	(1,681)	(5,092)	2,991
Net gain on change in control of interests	(487,684)	—	(487,684)	(2,759)
Straight-line rent adjustments	(307)	(841)	(360)	(3,375)
Participation payments	—	—	—	1,469
Net loss on disposition of partial interest in development project	—	16,211	—	16,211
REIT conversion and reorganization costs	9,771	—	15,983	—
Nets Pre-tax FFO	791	261	1,593	1,414
Income tax expense (benefit) on FFO	174,769	(4,276)	175,584	(9,599)
Operating FFO attributable to Forest City Enterprises, Inc.	$78,593	$60,215	$136,951	$108,708

Operating FFO Per Share - Diluted
Numerator (in thousands):
Operating FFO attributable to Forest City Enterprises, Inc.	$78,593	$60,215	$136,951	$108,708
If-Converted Method (adjustments for interest, pre-tax):
5.000% Notes due 2016	119	625	626	1,250
4.250% Notes due 2018	2,443	3,719	5,765	7,438
3.625% Notes due 2020	1,557	2,719	3,914	5,438
Operating FFO for per share data	$82,712	$67,278	$147,256	$122,834

Denominator:
Weighted average shares outstanding - Diluted	257,900,671	235,482,144	247,403,349	235,467,250
Operating FFO Per Share	$0.32	$0.29	$0.60	$0.52

Commercial Group
Comparable leased occupancy is 93.6% and 95.7% for retail and office, respectively, as of June 30, 2015 compared with 91.9% and 93.5%, respectively, as of June 30, 2014. Leased occupancy percentage is calculated by dividing the sum of the total tenant occupied space under the lease and vacant space under lease by total gross leasable area (“GLA”). Retail and office occupancy as of June 30, 2015 and 2014 represents leased occupancy at the end of the quarter. Occupancy data includes leases with original terms of one year or less. Comparable occupancy relates to stabilized properties opened and operated in both the three months ended June 30, 2015 and 2014.
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
Regional Malls

Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q3 2014	45	128,871	$50.33	$41.58	21.0%
Q4 2014	31	115,496	$59.57	$47.42	25.6%
Q1 2015	34	169,951	$46.51	$36.92	26.0%
Q2 2015	21	48,967	$63.79	$49.62	28.6%
Total	131	463,285	$52.89	$42.23	25.2%

Specialty Retail Centers

Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q3 2014	4	9,169	$32.40	$30.36	6.7%
Q4 2014	3	23,198	$52.55	$50.48	4.1%
Q1 2015	11	40,421	$34.55	$35.41	(2.4)%
Q2 2015	7	42,562	$31.74	$29.95	6.0%
Total	25	115,350	$36.96	$36.02	2.6%

Office Buildings
The following table represents those new leases and GLA signed on the same space in which there was a former tenant and existing tenant renewals along with all other new leases signed within the rolling 12-month period.

	Same-Space Leases					Other New Leases
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Total GLA Signed
Q3 2014	14	136,474	$55.11	$55.63	(0.9)%	3	21,513	$21.18	157,987
Q4 2014	38	450,848	$40.31	$38.36	5.1%	5	44,432	$36.26	495,280
Q1 2015	18	75,460	$22.49	$21.40	5.1%	2	8,196	$21.94	83,656
Q2 2015	24	223,312	$33.34	$31.82	4.8%	4	4,696	$20.89	228,008
Total	94	886,094	$39.51	$37.95	4.1%	14	78,837	$29.74	964,931

(1)
Retail and Office contractual rent per square foot includes base rent and fixed additional charges for common area maintenance and real estate taxes as of rental commencement. Retail contractual rent per square foot also includes fixed additional marketing/promotional charges. For all expiring leases, contractual rent per square foot includes any applicable escalations.

Residential Group
Comparable economic occupancy for the Residential Group is 95.3% and 94.5% for the six months ended June 30, 2015 and 2014, respectively. Economic residential occupancy is calculated by dividing gross potential rent (“GPR”) less vacancy by GPR. GPR is calculated based on actual rents per lease agreements for occupied apartment units and at market rents for vacant apartment units. Market rental rates are determined using a variety of factors which include availability of specific apartment unit types (one bedroom, two bedroom, etc.), seasonality factors and rents offered by competitive properties for similar apartment types in the same geographic market. Comparable economic occupancy relates to stabilized properties that operated in both the six months ended June 30, 2015 and 2014.
The following tables present leasing information of our apartment communities. Prior period amounts may differ from data as reported in previous quarters since the properties that qualify as comparable change from period to period.

Quarterly Comparison

		Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
Comparable Apartment	Leasable Units	Three Months Ended June 30,			Three Months Ended June 30,
Communities (1)	at Pro-Rata % (3)	2015	2014	% Change	2015	2014	% Change
Core Markets	7,967	$1,894	$1,843	2.8%	95.9%	95.9%	—
Non-Core Markets	7,401	$890	$870	2.3%	94.8%	93.2%	1.6%
Total Comparable Apartments	15,368	$1,411	$1,375	2.6%	95.6%	95.1%	0.5%

Year-to-Date Comparison

		Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
Comparable Apartment	Leasable Units	Six Months Ended June 30,			Six Months Ended June 30,
Communities (1)	at Pro-Rata % (3)	2015	2014	% Change	2015	2014	% Change
Core Markets	7,967	$1,886	$1,836	2.7%	95.7%	95.4%	0.3%
Non-Core Markets	7,401	$886	$867	2.2%	94.3%	92.6%	1.7%
Total Comparable Apartments	15,368	$1,405	$1,369	2.6%	95.3%	94.5%	0.8%

Sequential Comparison

		Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
		Three Months Ended			Three Months Ended
Comparable Apartment	Leasable Units	June 30,	March 31,		June 30,	March 31,
Communities (1)	at Pro-Rata % (3)	2015	2015	% Change	2015	2015	% Change
Core Markets	8,487	$1,863	$1,847	0.9%	95.9%	95.2%	0.7%
Non-Core Markets	7,759	$936	$925	1.2%	94.8%	93.8%	1.0%
Total Comparable Apartments	16,246	$1,420	$1,407	0.9%	95.6%	94.7%	0.9%

(1)
Includes stabilized apartment communities completely opened and operated in the periods presented. These apartment communities include units leased at affordable apartment rates which provide a discount from average market rental rates. For the three months ended June 30, 2015, 17.5% of leasable units in core markets and 4.7% of leasable units in non-core markets were affordable housing units. Excludes all military and limited-distribution subsidized senior housing units.

(2)	Represents GPR less concessions.

(3)	Leasable units at pro-rata represent our share of comparable leasable units at the apartment community.

Segment Operating Results - Quarterly Comparison
The following tables present revenues, operating expenses, interest expense and equity in earnings (loss) by segment for the three months ended June 30, 2015 compared with the three months ended June 30, 2014. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Commercial Group	Residential Group	Arena	Land Development Group	Total
Revenues for the three months ended June 30, 2014	$123,791	$61,553	$24,572	$19,721	$229,637
Increase (decrease) due to:
Comparable portfolio	4,955	2,008	—	—	6,963
Non-comparable properties (1)	6	5,823	2,468	—	8,297
Change in accounting method due to partial sale or acquisition	5,379	10,814	—	—	16,193
Recently disposed properties	(1,667)	(3,538)	—	—	(5,205)
Land sales	(600)	(150)	—	(2,396)	(3,146)
Military housing	—	3,519	—	—	3,519
Other	2,743	831	—	(73)	3,501
Revenues for the three months ended June 30, 2015	$134,607	$80,860	$27,040	$17,252	$259,759

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Operating expenses for the three months ended June 30, 2014	$10,059	$73,157	$37,673	$14,818	$10,100	$145,807
Increase (decrease) due to:
Comparable portfolio	—	3,482	1,038	—	—	4,520
Non-comparable properties (1)	—	(156)	2,007	3,044	—	4,895
Change in accounting method due to partial sale or acquisition	—	1,696	3,508	—	—	5,204
Recently disposed properties	—	(1,276)	(2,593)	—	—	(3,869)
Land cost of sales	—	(244)	(17)	—	(3,360)	(3,621)
Military housing	—	—	392	—	—	392
REIT conversion and reorganization costs	9,771	—	—	—	—	9,771
Development, management, corporate and other expenses	2,142	(2,540)	4,155	—	(16)	3,741
Operating expenses for the three months ended June 30, 2015	$21,972	$74,119	$46,163	$17,862	$6,724	$166,840

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Interest expense for the three months ended June 30, 2014	$9,555	$32,279	$5,817	$9,649	$(147)	$57,153
Increase (decrease) due to:
Comparable portfolio	—	(2,424)	(339)	—	—	(2,763)
Non-comparable properties (1)	—	164	1,323	478	—	1,965
Change in accounting method due to partial sale or acquisition	—	988	532	—	—	1,520
Recently disposed properties	—	(165)	(501)	—	—	(666)
Capitalized interest	—	(2,310)	(2,191)	—	87	(4,414)
Mark-to-market adjustments on non-designated swaps	(18)	(51)	(868)	—	(345)	(1,282)
Corporate borrowings	(3,501)	—	—	—	—	(3,501)
Other	—	1,368	(1,628)	—	—	(260)
Interest expense for the three months ended June 30, 2015	$6,036	$29,849	$2,145	$10,127	$(405)	$47,752

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Equity in earnings (loss) for the three months ended June 30, 2014	$(261)	$5,452	$5,373	$—	$514	$11,078
Increase (decrease) due to:
Comparable portfolio	—	3,181	(912)	—	—	2,269
Recently disposed equity method properties	—	115	(335)	—	—	(220)
Recently opened equity method properties	—	—	119	—	—	119
Change in accounting method due to partial sale or acquisition	—	(168)	(1,531)	—	—	(1,699)
Military housing	—	—	756	—	—	756
Subsidized senior housing	—	—	524	—	—	524
Other	(530)	(316)	(11,230)	—	(1,026)	(13,102)
Equity in earnings (loss) for the three months ended June 30, 2015	$(791)	$8,264	$(7,236)	$—	$(512)	$(275)

(1)
The following table presents the increases (decreases) in revenues, operating expenses and interest expense for Commercial and Residential properties in lease-up and other consolidated non-comparable properties:

		Three Months Ended June 30, 2015 vs. 2014
Property	Quarter Opened	Revenues	Operating Expenses	Interest Expense
Commercial:
Property in lease-up:
The Yards - Lumbershed	Q3-13	$66	$29	$15
Non-comparable property:
Ballston Common		(60)	(185)	149
Total Commercial		$6	$(156)	$164
Residential:
Properties in lease-up:
1111 Stratford	Q3-13/Q1-14	$326	$(88)	$(20)
2175 Market Street	Q4-14	791	188	137
Aster Conservatory Green	Q3-13/14	924	140	356
The Continental	Q1-13	27	(99)	(14)
The Yards - Twelve12	Q2-14	2,011	948	517
Winchester Lofts	Q4-14	175	290	160
Non-comparable properties:
Heritage		909	(38)	(96)
500 Sterling Place		660	666	283
Total Residential		$5,823	$2,007	$1,323
Commercial Group - Quarterly Comparison
The increases in revenues, operating expenses, interest expense and decrease in equity in earnings related to the change in accounting method are due to the change from equity method to full consolidation method of accounting for Boulevard Mall (Q4-2014), a regional mall located in Amherst, New York and the seven life science office properties and two parking facilities at University Park at MIT, a mixed-use life science office campus in Cambridge, Massachusetts, upon the acquisition of our partner’s 49% equity interest. The decreases in revenues, operating expenses and interest expense related to recent disposals are due to our ongoing strategy to sell operating assets in non-core markets. The decrease in interest expense for the comparable portfolio is primarily due to the paydown of nonrecourse mortgage notes for One MetroTech Center, Harlem Office, Ballston Common Office Center and Skylight Office Tower.
Ballston Common, a regional mall in Arlington, Virginia, is classified as a non-comparable property due to its upcoming planned renovation project.
Residential Group - Quarterly Comparison
The increases in revenues, operating expenses, interest expense and decrease in equity in earnings related to the change in accounting method are due to the change from equity method to full consolidation method of accounting for Bayside Village (Q4-2014), an apartment community in San Francisco, California and the three operating apartment communities located in Northeast Ohio (Q2-2015) upon the acquisition of our partner’s 50% equity ownership. The decreases in revenues, operating expenses and interest expense related to recent disposals are due to our ongoing strategy to sell operating assets in non-core markets. The decrease in equity in earnings for other is primarily related to the $10,191,000 write-off of abandoned development projects of unconsolidated entities.
Heritage is classified as a non-comparable property due to its recently completed renovation project resulting in a significant number of units being off-line.
500 Sterling Place, an apartment community in Brooklyn, New York, was acquired (Q1-2015) and is classified as a non-comparable property.
Corporate Activities - Quarterly Comparison
The increase in operating expenses is primarily due to a recovery of a $3,200,000 legal settlement in 2014 which did not recur in 2015. The decrease in interest expense is due to the separate, privately negotiated exchanges of a portion of our Senior Notes due 2016, 2018 and 2020 for Class A common stock in the first quarter of 2015.

Segment Operating Results - Year-to-Date Comparison
The following tables present revenues, operating expenses, interest expense and equity in earnings (loss) by segment for the six months ended June 30, 2015 compared with the six months ended June 30, 2014. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Commercial Group	Residential Group	Arena	Land Development Group	Total
Revenues for the six months ended June 30, 2014	$253,876	$127,222	$59,929	$38,147	$479,174
Increase (decrease) due to:
Comparable portfolio	6,781	3,524	—	—	10,305
Non-comparable properties (1)	22	11,358	(4,069)	—	7,311
Change in accounting method due to partial sale or acquisition	9,180	18,190	—	—	27,370
Recently disposed properties	(3,246)	(7,037)	—	—	(10,283)
Land sales	(600)	(150)	—	(10,440)	(11,190)
Military housing	—	(1,104)	—	—	(1,104)
Other	(2,861)	(1,483)	—	(398)	(4,742)
Revenues for the six months ended June 30, 2015	$263,152	$150,520	$55,860	$27,309	$496,841

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Operating expenses for the six months ended June 30, 2014	$21,620	$154,705	$83,342	$38,294	$18,949	$316,910
Increase (decrease) due to:
Comparable portfolio	—	1,630	1,128	—	—	2,758
Non-comparable properties (1)	—	(462)	3,919	(474)	—	2,983
Change in accounting method due to partial sale or acquisition	—	3,431	5,585	—	—	9,016
Recently disposed properties	—	(2,186)	(5,160)	—	—	(7,346)
Land cost of sales	—	(244)	(17)	—	(7,414)	(7,675)
Military housing	—	—	(3,907)	—	—	(3,907)
REIT conversion and reorganization costs	15,983	—	—	—	—	15,983
Development, management, corporate and other expenses	4,084	(9,665)	4,512	—	(170)	(1,239)
Operating expenses for the six months ended June 30, 2015	$41,687	$147,209	$89,402	$37,820	$11,365	$327,483

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Interest expense for the six months ended June 30, 2014	$18,837	$66,845	$15,002	$19,206	$(285)	$119,605
Increase (decrease) due to:
Comparable portfolio	—	(4,716)	(631)	—	—	(5,347)
Non-comparable properties (1)	—	166	3,113	1,029	—	4,308
Change in accounting method due to partial sale or acquisition	—	1,747	933	—	—	2,680
Recently disposed properties	—	(327)	(998)	—	—	(1,325)
Capitalized interest	—	(3,688)	(4,556)	—	178	(8,066)
Mark-to-market adjustments on non-designated swaps	(44)	(82)	(4,215)	—	(735)	(5,076)
Corporate borrowings	(4,611)	—	—	—	—	(4,611)
Other	—	226	(2,038)	—	(28)	(1,840)
Interest expense for the six months ended June 30, 2015	$14,182	$60,171	$6,610	$20,235	$(870)	$100,328

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Equity in earnings (loss) for the six months ended June 30, 2014	$(1,414)	$11,888	$9,341	$—	$496	$20,311
Increase (decrease) due to:
Comparable portfolio	—	2,988	(1,034)	—	—	1,954
Recently disposed equity method properties	—	144	(446)	—	—	(302)
Recently opened equity method properties	—	—	(950)	—	—	(950)
Change in accounting method due to partial sale or acquisition	—	(170)	(2,497)	—	—	(2,667)
Military housing	—	—	1,453	—	—	1,453
Subsidized senior housing	—	—	576	—	—	576
Other	(179)	141	(11,969)	—	670	(11,337)
Equity in earnings (loss) for the six months ended June 30, 2015	$(1,593)	$14,991	$(5,526)	$—	$1,166	$9,038

(1)
The following table presents the increases (decreases) in revenues, operating expenses and interest expense for Commercial and Residential properties in lease-up and other consolidated non-comparable properties:

		Six Months Ended June 30, 2015 vs. 2014
Property	Quarter Opened	Revenues	Operating Expenses	Interest Expense
Commercial:
Property in lease-up:
The Yards - Lumbershed	Q3-13	$63	$4	$39
Non-comparable property:
Ballston Common		(41)	(466)	127
Total Commercial		$22	$(462)	$166
Residential:
Properties in lease-up:
1111 Stratford	Q3-13/Q1-14	$767	$(129)	$—
2175 Market Street	Q4-14	1,278	443	261
Aster Conservatory Green	Q3-13/14	1,992	340	615
The Continental	Q1-13	197	(65)	6
The Yards - Twelve12	Q2-14	3,730	1,588	1,044
Winchester Lofts	Q4-14	249	592	799
Non-comparable properties:
Heritage		1,950	425	(139)
500 Sterling Place		1,195	725	527
Total Residential		$11,358	$3,919	$3,113
Commercial Group - Year-to-Date Comparison
The increases in revenues, operating expenses, interest expense and decrease in equity in earnings related to the change in accounting method are due to the change from equity method to full consolidation method of accounting for Boulevard Mall (Q4-2014), a regional mall located in Amherst, New York and the seven life science office properties and two parking facilities at University Park at MIT, a mixed-use life science office campus in Cambridge, Massachusetts, upon the acquisition of our partner’s 49% equity interest. The decreases in revenues, operating expenses and interest expense related to recent disposals are due to our ongoing strategy to sell operating assets in non-core markets. The decrease in interest expense for the comparable portfolio is primarily due to the paydown of nonrecourse mortgage notes for One MetroTech Center, Harlem Office, Ballston Common Office Center and Skylight Office Tower.
Ballston Common, a regional mall in Arlington, Virginia, is classified as a non-comparable property due to its upcoming planned renovation project.
Residential Group - Year-to-Date Comparison
The increases in revenues, operating expenses, interest expense and decrease in equity in earnings related to the change in accounting method are due to the change from equity method to full consolidation method of accounting for Bayside Village (Q4-2014), an apartment community in San Francisco, California, and the three operating apartment communities located in Northeast Ohio (Q2-2015) upon the acquisition of our partner’s 50% equity ownership. The decreases in revenues, operating expenses and interest expense related to recent disposals are due to our ongoing strategy to sell operating assets in non-core markets. The decrease in equity in earnings for other is primarily related to the $10,191,000 write-off of abandoned development projects of unconsolidated entities.
Heritage is classified as a non-comparable property due to its recently completed renovation project resulting in a significant number of units being off-line.
500 Sterling Place, an apartment community in Brooklyn, New York, was acquired (Q1-2015) and is classified as a non-comparable property.
Corporate Activities - Year-to-Date Comparison
The increase in operating expenses is primarily due to a recovery of a $3,200,000 legal settlement in 2014 which did not recur in 2015. The decrease in interest expense is due to the separate, privately negotiated exchanges of a portion of our Senior Notes due 2016, 2018 and 2020 for Class A common stock in the first quarter of 2015.

Depreciation and Amortization
Depreciation and amortization expense was $65,002,000 and $126,816,000 for the three and six months ended June 30, 2015, respectively, and $59,318,000 and $114,327,000 for the three and six months ended June 30, 2014, respectively. The increases for the three and six months ended June 30, 2015 compared to the same periods in the prior year are primarily attributable to the change from equity method accounting to full consolidation for Boulevard Mall (Q4-2014) and Bayside Village (Q4-2014).

Interest and Other Income
Interest and other income was $9,278,000 and $18,982,000 for the three and six months ended June 30, 2015, respectively, and $12,375,000 and $23,878,000 for the three and six months ended June 30, 2014, respectively. The decreases are primarily related to income recognized by a legal settlement at Heritage in 2014, which did not recur in 2015, and decreases in the income recognition on the allocation of state and federal historic preservation, low income housing and new market tax credits.
Amortization of Mortgage Procurement Costs
Amortization of mortgage procurement costs was $1,862,000 and $3,963,000 for the three and six months ended June 30, 2015, respectively, and $1,768,000 and $3,893,000 for the three and six months ended June 30, 2014, respectively.
Loss on Extinguishment of Debt
See Note M – Loss on Extinguishment of Debt and Note D – Convertible Senior Debt in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Discontinued Operations
See Note P – Discontinued Operations in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

Net Earnings (Loss) Attributable to Forest City Enterprises, Inc. - Quarterly Comparison
Net earnings attributable to Forest City Enterprises, Inc. for the three months ended June 30, 2015 was $303,756,000 versus net loss of $(92,992,000) for the three months ended June 30, 2014. Although we have substantial recurring revenue sources, significant transactions often create substantial variances in operating results between periods. The variance to the prior year period is primarily attributable to the following fluctuations, which are pre-tax, include unconsolidated investment activity and are net of noncontrolling interests:
Asset Dispositions - $15,155,000

•	$16,211,000 related to the net loss on partial disposition of our interest in Pacific Park Brooklyn, related to the formation of a new joint venture with Greenland in 2014;

•	$(2,974,000) related to a combined fluctuation in revenues, operating expenses and interest expense at properties in which we disposed of our full or partial interest during 2015 and 2014; and

•	$1,918,000 related to increased gains on disposition of full or partial interest in rental properties and unconsolidated investments in 2015 compared to 2014.
Financing Transactions - $6,782,000

•
$4,414,000 related to a decrease in interest expense in 2015 compared with 2014 due to increased capitalized interest on projects under construction and development as we increased our construction pipeline;

•
$3,501,000 related to a decrease in interest expense on corporate debt due to separate, privately negotiated exchange transactions involving certain Senior Notes due 2016, 2018 and 2020 during February and March 2015;

•	$(2,384,000) related to increased losses on extinguishment of debt in 2015 compared to 2014; and

•	$1,251,000 related to the change in fair market value of certain derivatives not qualifying for hedge accounting between the comparable periods, which was marked to market through interest expense.
Non-Cash Transactions - $602,477,000

•
$487,684,000 related to gains on change in control of interest from the June 2015 acquisition of our partner’s 49% equity ownership interest in the MIT Assets, and the April 2015 acquisition of our partner’s 50% equity ownership interest in three operating apartment communities (Cherry Tree, Chestnut Lake and Stratford Crossing);

•	$129,829,000 related to decreased impairment of real estate in 2015 compared to 2014; and

•	$(15,036,000) related to increased write-offs of abandoned development projects, including $(10,191,000) related to unconsolidated entities, in 2015 compared to 2014.
Operations - $2,270,000

•	$(9,771,000) related to REIT conversion and reorganization costs incurred in 2015;

•	$7,355,000 related to a combined fluctuation in revenues, operating expenses and interest expense in our comparable portfolio in 2015 compared with 2014;

•	$2,607,000 related to a combined fluctuation in revenues, operating expenses and interest expense in properties in which we recently acquired our partners’ interest;

•	$2,454,000 related to a combined fluctuation in revenues and operating expenses in our Military Housing business unit in 2015 compared with 2014;

•
$(2,302,000) in interest and other income primarily related to decreases in the income recognition on the allocation of state and federal historic preservation, low income housing and new market tax credits in 2015 compared with 2014; and

•	$1,927,000 related to a combined fluctuation in revenues, operating expenses and interest expense at properties in lease-up at June 30, 2015.
Income Taxes

•
$(227,739,000) due to increased income tax expense attributable to both continuing and discontinued operations primarily related to the fluctuations in pre-tax earnings. These fluctuations are primarily due to the various transactions discussed herein.

Net Earnings (Loss) Attributable to Forest City Enterprises, Inc. - Year-to-Date Comparison
Net earnings attributable to Forest City Enterprises, Inc. for the six months ended June 30, 2015 was $249,547,000 versus net loss of $(77,472,000) for the six months ended June 30, 2014. The variance to the prior year period is primarily attributable to the following fluctuations, which are pre-tax, include unconsolidated investment activity and are net of noncontrolling interests:
Asset Dispositions - $(37,437,000)

•	$(49,177,000) related to decreased gains on disposition of full or partial interest in rental properties and unconsolidated investments in 2015 compared to 2014;

•	$16,211,000 related to the net loss on partial disposition of our interest in Pacific Park Brooklyn, related to the formation of a new joint venture with Greenland in 2014;

•	$(2,986,000) related to decreased Land Development Group sales in 2015 compared with 2014, primarily at our Stapleton project; and

•	$(1,485,000) related to a combined fluctuation in revenues, operating expenses and interest expense at properties in which we disposed of our full or partial interest during 2015 and 2014.
Financing Transactions - $(19,647,000)

•
$(37,330,000) related to increased losses on extinguishment of debt in February and March 2015 compared with 2014 primarily due to separate, privately negotiated exchange transactions involving a portion of Senior Notes due 2016, 2018 and 2020;

•
$8,066,000 related to a decrease in interest expense in 2015 compared with 2014 due to increased capitalized interest on projects under construction and development as we increased our construction pipeline;

•
$5,006,000 related to the change in fair market value of certain derivatives not qualifying for hedge accounting between the comparable periods, which was marked to market through interest expense; and

•
$4,611,000 related to a decrease in interest expense on corporate debt due to separate, privately negotiated exchange transactions involving certain Senior Notes due 2016, 2018 and 2020 in February and March 2015.

Non-Cash Transactions - $594,786,000

•
$484,925,000 related to increased gains on change in control of interest in 2015 compared with 2014 activity primarily from the June 2015 acquisition of our partner’s 49% equity ownership interest in the MIT Assets, and the April 2015 acquisition of our partner’s 50% equity ownership interest in three operating apartment communities (Cherry Tree, Chestnut Lake and Stratford Crossing) offset by 2014 activity;

•	$129,829,000 related to decreased impairment of real estate in 2015 compared to 2014;

•	$(15,036,000) related to increased write-offs of abandoned development projects, including $(10,191,000) related to unconsolidated entities, in 2015 compared to 2014; and

•
$(4,932,000) related to an increase in depreciation and amortization expense in 2015 compared with 2014 primarily due to recently opened properties and the change from equity method of accounting to full consolidation method upon the acquisition of our partner’s interest in the MIT Assets and three operating apartment communities in Q2 2015, and one apartment community and one regional mall in Q4 2014. These increases were partially offset by the disposition of full or partial interests in several properties during 2015 and 2014.

Operations - $3,848,000

•	$17,676,000 related to a combined fluctuation in revenues, operating expenses and interest expense in our comparable portfolio in 2015 compared with 2014;

•	$(15,983,000) related to REIT conversion and reorganization costs incurred in 2015;

•
$(4,330,000) in interest and other income primarily related to income recognized by a legal settlement at Heritage in 2014, which did not recur in 2015, and decreases in the income recognition on the allocation of state and federal historic preservation, low income housing and new market tax credits in 2015 compared with 2014;

•	$3,978,000 related to a combined fluctuation in revenues, operating expenses and interest expense in properties in which we recently acquired our partners’ interest;

•	$2,408,000 related to a combined fluctuation in revenues, operating expenses and interest expense at properties in lease-up at June 30, 2015;

•	$2,229,000 related to a combined fluctuation in revenues and operating expenses in our Military Housing business unit in 2015 compared with 2014; and

•	$(2,130,000) related to a combined fluctuation in revenues, operating expenses and interest expense at Barclays Center in 2015 compared with 2014.
Income Taxes

•
$(213,979,000) due to increased income tax expense attributable to both continuing and discontinued operations primarily related to the fluctuations in pre-tax earnings, including gains included in discontinued operations. These fluctuations are primarily due to the various transactions discussed herein.

FINANCIAL CONDITION AND LIQUIDITY
Multifamily rental properties continue to perform well throughout the majority of the United States. Other types of commercial real estate are improving to varying degrees depending on product type and geographic market. Access to bank credit and capital have continued to improve with banks and permanent lenders originating new loans for real estate projects. Originations of new loans for commercial mortgage backed securities have continued to improve as well. Although underwriting standards are less restrictive, lenders continue favoring high quality operating assets in strong markets. While banks continue to originate construction loans for multifamily projects, construction loans for office or retail projects remain difficult to obtain, unless the project has substantial pre-leasing in place or higher than historical equity commitments from the developer.
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
Use of Funds
Our principal uses of funds include the financing of our real estate operating and development projects, capital expenditures for our existing operating portfolio, principal and interest payments on our nonrecourse mortgage debt and notes payable, revolving credit facility and senior notes, and selective operating asset acquisitions, including joint venture partner acquisitions.
Our primary capital strategy seeks to isolate the operating and financial risk at the property level to maximize returns and reduce risk on and of our equity capital. We do not cross-collateralize our mortgage debt and notes payable outside of a single identifiable project. As such, substantially all of our operating and development properties are separately encumbered with nonrecourse mortgage debt or notes payable, which provides protection by only allowing the lender to commence foreclosure proceedings on the single collateralized asset in the event of a default.
Currently we operate as a C-corporation and retain substantially all of our internally generated cash flows. This cash flow, together with refinancing and property sale proceeds, has historically provided us with the necessary liquidity to take advantage of investment opportunities. The economic downturn and its impact on the lending and capital markets reduced our ability to finance development and acquisition opportunities and also modified the required rates of return to make new investment opportunities appealing. As a result of these market changes, we have established limitations on entering into new development activities.
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
The Nets and Barclays Center
Our ownership interest in the Nets and Barclays Center is through our consolidated subsidiary Nets Sports & Entertainment (“NS&E”). NS&E owns 20% of the Nets and 55% of Barclays Center. We own approximately 62% of NS&E, with the remaining 38% of NS&E being owned by minority partners. NS&E consolidates its interest in the Barclays Center and accounts for its interests in the Nets on the equity method of accounting.
During the six months ended December 31, 2014, Forest City began discussions with several interested parties for the potential sale of its ownership interests in the Nets. Through those discussions, certain parties have also expressed interest in acquiring all or a portion of our ownership interests in Barclays Center. In the event of a sale of NS&E’s ownership interests, NS&E would be entitled to the remaining cash proceeds after assumption of our proportionate debt, which approximates $50,000,000 related to the Nets and $350,000,000 related to Barclays Center, and repayment of certain funding requirements made by the majority partner in the Nets on behalf of NS&E related to the July 2013 and 2014 capital calls of approximately $25,000,000. We have also made certain loans to the minority members of NS&E and such loans are required to be repaid to us prior to the minority partners of NS&E being able to participate in the distributable cash flow from any sale. At June 30, 2015, approximately $237,000,000 of priority member loans and related accrued interest remain outstanding. Any remaining cash flows after satisfaction of the priority loans would be distributed in accordance with the legal ownership of NS&E (approximately 62% to us and 38% to the minority partners).
During the six months ended June 30, 2015, we continued to discuss the disposal of NS&E’s ownership interests in these two assets. We have not entered into any binding agreement concerning the sale of these ownership interests and cannot give assurance that we will close on the sale of a portion or all of these ownership interests on terms favorable to us or at all.
We did not fund the Nets capital calls related to the 2013-2014 and 2014-2015 NBA basketball seasons, respectively. This did not constitute a default under the agreements related to our investment in the Nets because, in 2013, NS&E entered into a forbearance agreement with the majority partner. Under the forbearance agreement, the majority partner agreed to fund NS&E’s portion of Nets capital calls through July 12, 2015 and forbear the majority partner’s right to dilute NS&E’s ownership interests in the Nets for a period of two years in exchange for a fee. In July 2015, NS&E and the majority partner amended the forbearance agreement to extend the forbearance period to August 12, 2015 for an additional fee. Upon expiration of the forbearance period on August 12, 2015, NS&E is required to repay the majority partner approximately $25,000,000 plus related fees. In addition, NS&E is obligated to fund approximately $6,300,000 for its share of a Nets capital call for the upcoming 2015-2016 NBA basketball season by August 12, 2015. If NS&E does not fund the forbearance amounts, related fees and the 2015-16 Nets capital call by August 12, 2015, NS&E’s ownership interests in the Nets will be diluted from 20% to approximately 8%. Based on continuing discussions with interested parties regarding the potential disposal of NS&E’s ownership interests, management believes the value of its current 20% ownership interest exceeds the funding requirement necessary to maintain that 20% ownership interest.
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
Based on these events, including the temporary ceasing of construction and litigation, we investigated and evaluated alternatives to restart and complete the construction. During the three months ended December 31, 2014, we decided to continue using the modular construction method, purchased Skanska USA’s entire 50% ownership interest in the factory used to construct the modular units and engaged a new construction manager to oversee the completion of B2 BKLYN. During the six months ended June 30, 2015, we re-started work at the factory, including fabrication and assembly of modular units and resumed vertical construction. Based on the latest information available, we estimate the construction will be completed in the third quarter of 2016.
At June 30, 2015, we have $74,182,000 capitalized on the Consolidated Balance Sheet related to B2 BKLYN. Based on the most current information available, total project costs are estimated to be $162,100,000, after giving effect to an impairment charge recorded in 2014. Significant estimates and assumptions were used to develop the estimated total project costs and may change in the future.
Subsequent to the construction stoppage in 2014, we received a notice of default on the nonrecourse mortgage secured by B2 BKLYN. We have since entered into a forbearance agreement with our lender which expires on September 8, 2015, and we may seek another extension; however, we can provide no assurance that our lender will agree to extend the forbearance agreement. Depending on the outcome of our lender discussions, we may be required to repay the current outstanding balance of $45,000,000 currently secured by, amongst other things, $37,500,000 of restricted bond proceeds included in restricted cash, $10,000,000 of cash in escrow and an equity letter of credit of $9,300,000. In the meantime, we continue to fund construction costs with equity.
Nonrecourse Mortgage Financings
As of June 30, 2015, we had $113,013,000 of nonrecourse mortgage financings with scheduled maturities during the year ending December 31, 2015, of which $46,336,000 represents regularly scheduled amortization payments. We are currently in negotiations to refinance and/or extend the remaining nonrecourse debt scheduled to mature during the year ended December 31, 2015. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings on the single collateralized asset, which would likely result in a loss of the asset or an impairment which could be significant.
As of June 30, 2015, we had three nonrecourse mortgages greater than five percent of our total nonrecourse mortgage debt and notes payable. The mortgages, encumbering the New York Times office building, Barclay’s Center, and Westchester’s Ridge Hill, a regional mall in Yonkers, New York, have outstanding balances of $640,000,000, $406,196,000 and $332,096,000, respectively, at June 30, 2015.
As of June 30, 2015, our share of nonrecourse mortgage debt and notes payable recorded on our unconsolidated subsidiaries amounted to $2,167,886,000, of which $41,916,000 ($11,974,000 represents scheduled principal payments) was scheduled to mature during the year ending December 31, 2015. Negotiations are ongoing on the remaining 2015 maturities, but we cannot give assurance we will obtain these financings on favorable terms or at all.

2015 Liquidity Transactions
During the six months ended June 30, 2015, we completed the following transactions which increased liquidity, reduced debt resulting in lower future fixed charges for interest, reduced future development equity requirements and development risk and strengthened our balance sheet.

•
On February 26, 2015, we entered into separate, privately negotiated exchange agreements whereby we exchanged $120,087,000 in aggregate principal amount of our 4.25% Senior Notes due 2018 (“2018 Senior Notes”) for 5,541,115 shares of Class A common stock and a cash payment of $13,641,000.

•
On February 26, 2015, we entered into separate, privately negotiated exchange agreements whereby we exchanged $128,238,000 in aggregate principal amount of our 3.625% Senior Notes due 2020 (“2020 Senior Notes”) for 5,297,885 shares of Class A common stock and a cash payment of $19,283,000.

•
On March 5, 2015, we entered into separate, privately negotiated exchange agreements whereby we exchanged $40,481,000 in aggregate principal amount of our 5.00% Senior Notes due 2016 (“2016 Senior Notes”) for 2,805,513 shares of Class A common stock and a cash payment of $6,163,000.

•
In connection with the 2016 Senior Notes issuance, we entered into a convertible note hedge transaction intended to reduce, subject to a limit, the potential dilution with respect to our Class A common stock upon conversion of the 2016 Senior Notes. On March 3, 2015, we terminated and settled the convertible note hedge and received cash proceeds of $17,818,000 and 258,350 shares of Class A common stock, which we initially put into treasury.

•
We contributed Museum Towers II, an apartment building under construction in Philadelphia, Pennsylvania, into our residential strategic capital partnership with Arizona State Retirement System. This transaction reduces our future equity requirements and development risk relative to our development pipeline.

•
In May 2015, we issued 37,375,000 shares of our Class A common stock, which included the underwriters’ exercise of their over-allotment option in full, in an underwritten public offering at a price of $22.50 per share. We received net proceeds of $806,500,000 after deducting underwriting discounts, commissions and other offering expenses.

•
On June 23, 2015, we closed on a share purchase and redemption agreement with our partner to acquire its 49% equity interest in seven life science office properties and two parking facilities at University Park at MIT, a mixed-use life science office campus in Cambridge, Massachusetts (“MIT Assets”). We used $386,156,000 of the net proceeds from our May 2015 equity offering to finance this acquisition. Upon closing, we own 100% of the MIT Assets.

•	We retired a combination of nonrecourse mortgage debt and revolving credit facility borrowings using $295,979,000 of the net proceeds from our May 2015 equity offering.
Subsequent to June 30, 2015, we completed the following transactions.

•
On July 15, 2015, we entered into separate, privately negotiated exchange agreements whereby we exchanged $8,151,000 in aggregate principal amount of our 2016 Senior Notes for 555,016 shares of Class A common stock and a cash payment of $1,305,000.

•
On July 15, 2015 and July 16, 2015, we entered into separate, privately negotiated exchange agreements whereby we exchanged a total of $75,387,000 in aggregate principal amount of our 2018 Senior Notes for 3,478,511 shares of Class A common stock and a cash payment of $13,052,000.

•
On July 15, 2015, we entered into separate, privately negotiated exchange agreements whereby we exchanged $55,407,000 in aggregate principal amount of our 2020 Senior Notes for 2,289,013 shares of Class A common stock and a cash payment of $11,371,000.

We continue to explore various options to strengthen our balance sheet and enhance our liquidity, but can give no assurance we can accomplish any of these other options on terms favorable to us or at all. If we cannot enhance our liquidity, it could adversely impact our growth and result in further curtailment of development activities.

Planned REIT Conversion
On January 13, 2015, our Board of Directors approved a plan to pursue conversion to real estate investment trust (“REIT”) status. On July 10, 2015, Forest City Realty Trust, Inc., our newly formed wholly owned subsidiary, filed a registration statement on Form S-4 containing a preliminary proxy statement of the Company and a preliminary prospectus of Forest City Realty Trust, Inc. We expect to elect REIT status for our taxable year ending December 31, 2016, subject to business conditions, the completion of related preparatory work and obtaining necessary third-party consents. As a REIT, we will be subject to a number of organizational and operational requirements, including an annual requirement to distribute to our shareholders an amount equal to at least 90% of our REIT taxable income. We intend to hold and operate certain of our assets through one or more taxable REIT subsidiaries (“TRS”) that would remain subject to applicable corporate income tax. Our REIT taxable income typically will not include income earned by our TRS except to the extent that our TRS pay dividends. In addition, we anticipate incurring significant conversion and other reorganization costs associated with the REIT conversion. During the six months ended June 30, 2015, we incurred $15,983,000 of these REIT conversion and reorganization costs. Upon a successful conversion to REIT status, we intend to commence paying regular dividends. However, the amount, timing and frequency of these future distributions will be at the sole discretion of our Board of Directors and will depend upon various factors.
Currently we operate as a C-corporation. A REIT is not permitted to retain earnings and profits accumulated during the period it was taxed as a C-corporation or accumulated by its TRS not converted to a qualified REIT subsidiary, and must make one or more distributions to shareholders that equal or exceed those amounts (the “E&P Distribution”). As of June 30 2015, we expect to pay the E&P Distribution in the fourth quarter of 2015 and estimate that the E&P Distribution will approximate $75,000,000-$125,000,000. However, this estimate of the E&P Distribution will be affected by the earnings and profits for the remaining portion of the year ended December 31, 2015, which could be significantly different from this estimate based on the level of our operating asset sales and any resulting taxable gains. We expect to pay the total E&P Distribution with a combination of cash (limited to a maximum amount of 20% of the value of the total distribution) and common stock (80%). The timing, amount and composition (cash and common stock) of the E&P Distribution, which may or may not occur, may be affected by potential changes in federal tax regulations, 2015 financial results, including the number of operating assets sold and any resulting gains, the completion of various phases of the REIT conversion process and other factors beyond our control.
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
Financial Covenants
Our revolving credit facility contains certain restrictive financial covenants. A summary of the key financial covenants as defined in the agreement, all of which we are compliant with at June 30, 2015, follows:

	Requirement	As of
	Per Agreement	June 30, 2015
	(dollars in thousands)
Credit Facility Financial Covenants
Debt Service Coverage Ratio	1.45x	1.97	x
Debt Yield Ratio	>9.50%	12.50%
Cash Flow Coverage Ratio	3.00x	8.62	x
Total Development Ratio	<17%	6.39%
Minimum Consolidated Shareholders’ Equity, as defined	$2,925,050	$5,242,324
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
We are actively working to refinance and/or extend the maturities of the nonrecourse debt coming due in the next 24 months. During the six months ended June 30, 2015, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancing	$108,480
Construction and development projects	172,000
Loan extensions/Financing of acquired property	93,448
$373,928

Cash Flows
Operating Activities
Net cash provided by operating activities was $88,393,000 and $95,200,000 for the six months ended June 30, 2015 and 2014, respectively. The net decrease in cash provided by operating activities of $6,807,000 is primarily the result of changes in operating assets and liabilities between the comparable periods offset by reduced interest payments.
Investing Activities
Net cash (used in) provided by investing activities was $(624,686,000) and $13,471,000 for the six months ended June 30, 2015 and 2014, respectively, and consisted of the following:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Capital expenditures:
Construction and development costs:
B2 BKLYN	$(27,987)	$(24,796)
The Yards - Arris, an apartment community in Washington, D.C.	(25,543)	(5,992)
Kapolei Lofts, an apartment community in Kapolei, Hawaii	(16,237)	(1,027)
The Yards - Twelve12, an apartment community in Washington, D.C.	(3,149)	(27,000)
Pacific Park Brooklyn (1)	—	(36,234)
2175 Market Street, an apartment community in San Francisco, California	(3,996)	(12,951)
Other	(72,556)	(79,935)
Total construction and development costs (2)	(149,468)	(187,935)
Operating properties:
Commercial Segment	(13,272)	(9,415)
Residential Segment	(6,009)	(6,576)
Arena Segment	(2,314)	(1,390)
Other	(22)	(31)
Total operating properties	(21,617)	(17,412)
Tenant improvements:
Commercial Segment	(20,867)	(6,475)
Total capital expenditures	$(191,952)	$(211,822)
Acquisitions:
Partner’s interest in University Park at MIT	$(386,156)	$—
500 Sterling Place	(11,119)	—
Partner’s interest in 91 Sidney, an apartment building in Cambridge, Massachusetts	—	(19,988)
Total acquisitions	$(397,275)	$(19,988)
Payment of lease procurement costs (3)	(5,624)	(2,686)
Increase in notes receivable	(18,113)	(22,203)
Decrease (increase) in restricted cash used for investing purposes:
One MetroTech Center, an office building in Brooklyn, New York	$18,278	$(3,079)
1812 Ashland Ave, an office building in Baltimore, Maryland	5,309	—
The Yards - Twelve12	5,045	26,684
The Bridge at Cornell Tech	4,000	—
Pacific Park Brooklyn (1)	—	96,183
Collateral released (posted) for various interest rate swaps and total rate of return swaps	2,261	(4,808)
Other	4,041	(6,768)
Total decrease in restricted cash used for investing purposes	$38,934	$108,212
Proceeds from disposition of rental properties:
Disposition of partial interest in Pacific Park Brooklyn	$—	$163,660
Quartermaster Plaza, a specialty retail center in Philadelphia, Pennsylvania	—	24,279
Mesa del Sol - 5600 University SE, an office building in Albuquerque, New Mexico	—	4,247
Promenade Bolingbrook, a regional mall in Bolingbrook, Illinios	—	1,342
Other, primarily release of escrow funds from prior year dispositions	1,650	154
Total proceeds from disposition of rental properties	$1,650	$193,682

Investing Activities (continued)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Change in investments in and advances to unconsolidated entities—(contributions to) or distributions from investment:
Acquisitions:
Partners' interests in East River Plaza, a specialty retail center, and 8 Spruce Street and DKLB BKLN, apartment communities, all located in the New York metropolitan area	$—	$(14,286)
Dispositions:
Barrington Place, Legacy Arboretum and Legacy Crossroads, apartment communities in North Carolina	—	17,532
818 Mission Street and Bulletin Building, office buildings in San Francisco, California	—	11,733
Colonial Grand and Westwood Reserve, apartment communities in Tampa, Florida	—	10,612
Residential projects:
Pacific Park Brooklyn joint venture (1)	(22,368)	(60,315)
Development project in Jersey City, New Jersey	(15,132)	—
Renewable energy facilities	(2,755)	(1,195)
Liberty Hills, an apartment community in Solon, Ohio, refinancing proceeds	4,000	—
Glendora Gardens, a senior housing apartment community in Glendora, California, refinancing proceeds	—	6,755
Commercial projects:
Westfield San Franciso Centre, a regional mall in San Francisco, California	(3,438)	—
Regional retail mall joint venture, primarily to fund rehabilitation and expansion projects	(3,169)	(8,420)
300 Massachusetts Ave, an office building under construction in Cambridge, Massachusetts	(1,135)	(2,808)
40 Landsdowne Street, an office building in Cambridge, Massachusetts, refinancing proceeds	—	9,279
Other	(8,309)	(611)
Total change in investments in and advances to unconsolidated entities	(52,306)	(31,724)
Net cash (used in) provided by investing activities	$(624,686)	$13,471

(1)
Pacific Park Brooklyn changed from the full consolidation method of accounting to equity method during the six months ended June 30, 2014. Capital expenditures represent activity prior to the change to equity method of accounting while changes in investments in and advances to unconsolidated entities represent activity subsequent to the change to equity method of accounting.

(2)
We capitalized internal costs related to projects under construction and development of $17,026 and $21,833, including compensation related costs of $14,461 and $17,673, for the six months ended June 30, 2015 and 2014, respectively. Total capitalized internal costs represent approximately 8.9% and 10.3% of total capital expenditures for the six months ended June 30, 2015 and 2014, respectively.

(3)
We capitalized internal costs related to leasing activities of $1,349 and $1,205, including compensation related costs of $1,144 and $981, for the six months ended June 30, 2015 and 2014, respectively.

Financing Activities
Net cash provided by financing activities was $544,625,000 and $68,047,000 for the six months ended June 30, 2015 and 2014, respectively. The net increase in cash provided by financing activities of $476,578,000 is primarily the result of the issuance of 37,375,000 shares of our Class A common stock in an underwritten public equity offering. Of the proceeds received from the equity offering, $386,156,000 was used to finance the acquisition of the MIT Assets, which is an investing activity, with the remaining net proceeds used to retire debt, consistent with our ongoing strategy of deleveraging the balance sheet and for general operating purposes.

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

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
This Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-Q and Item 1A of our Form 10-K for the year ended December 31, 2014 and other factors that might cause differences, some of which could be material, include, but are not limited to, the company's conversion to REIT status, its ability to qualify or to remain qualified as a REIT, realizing the anticipated benefits to shareholders if it successfully elects REIT status, the impact of complying with REIT qualification requirements, the amount and timing of any future distributions including those that it would be required to make as a REIT, the impact of issuing equity, debt or both to satisfy its E&P Distribution and other REIT conversion costs, the impact of covenants that could prevent it from satisfying REIT distribution requirements, its lack of experience operating as a REIT if it successfully converts, the impact of current lending and capital market conditions on its liquidity, its ability to finance or refinance projects or repay its debt, the impact of the slow economic recovery on its ownership, development and management of its commercial real estate portfolio, general real estate investment and development risks, using modular construction as a new construction methodology and owning a factory to produce modular units, vacancies in its properties, risks associated with developing and managing properties in partnership with others, downturns in the housing market, competition, illiquidity of real estate investments, bankruptcy or defaults of tenants, anchor store consolidations or closings, international activities, the impact of terrorist acts and other armed conflicts, risks of owning and operating an arena, risks associated with an investment in a professional sports team, the ability to sell all or a portion of its ownership interests in a professional sports team and arena, its substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by its credit facility and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, the impact of credit rating downgrades, effects of uninsured or underinsured losses, effects of a downgrade or failure of its insurance carriers, environmental liabilities, conflicts of interest, risks associated with the sale of tax credits, the ability to maintain effective internal controls, compliance with governmental regulations, increased legislative and regulatory scrutiny of the financial services industry, changes in federal, state or local tax laws, volatility in the market price of its publicly traded securities, inflation risks, litigation risks, cybersecurity risks, cyber incidents, its ability to achieve its strategic goals are based on significant assumptions, the effect on the market price of its common stock following its E&P Distribution and its conversion to REIT status, its ability to obtain the shareholder approval necessary for it to convert to REIT status, its ability to complete non-core asset sales, the impact to its deferred tax liability balance upon conversion to REIT status, and its ability to obtain requisite consents needed to complete the conversion to REIT status as well as other risks listed from time to time in the company's SEC filings, including but not limited to, the company's annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes the inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At June 30, 2015, our outstanding variable-rate debt, including borrowings under our revolving credit facility, consisted of $1,411,468,000 of taxable debt and $617,582,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. If we are unable to procure long-term fixed-rate financing, we would pursue extending maturities with existing lenders. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.

Interest Rate Exposure
At June 30, 2015, the composition of nonrecourse debt was as follows:

	Operating Properties	Development Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed Rate	$2,345,270	$62,020	$2,407,290	5.49%
Variable Rate
Taxable	1,388,077	23,391	1,411,468	4.77%
Tax-Exempt	557,074	60,508	617,582	1.24%
	$4,290,421	$145,919	$4,436,340	4.67%
Total gross commitment from lenders		$680,251
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)
07/01/15 - 01/01/16	$562,705	2.13%	$734,716	5.03%
01/01/16 - 01/01/17	350,000	2.00%	734,278	5.03%
01/01/17 - 01/01/18	—	—%	738,914	5.02%
01/01/18 - 05/08/24	—	—%	97,450	1.87%
Tax-Exempt (Priced off of Securities Industry and Financial Markets Association (“SIFMA”) Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
07/01/15 - 01/01/16	$70,405	5.90%
01/01/16 - 01/01/17	70,405	5.90%
01/01/17 - 08/15/17	28,400	6.00%
The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt due to its historically low interest rates.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of June 30, 2015, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $7,025,000 at June 30, 2015. Although tax-exempt rates generally move in an amount smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $6,633,000 at June 30, 2015. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We enter into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. In exchange for a fixed rate, the TROR requires the payment of a variable interest rate, generally equivalent to the SIFMA rate (0.07% at June 30, 2015) plus a spread. Additionally, we have guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At June 30, 2015, the aggregate notional amount of TROR that are designated as fair value hedging instruments is $471,985,000. The underlying TROR borrowings are subject to a fair value adjustment. In addition, we have TROR with notional amounts aggregating $139,643,000 that are not designated as fair value hedging instruments and marked-to-market through earnings and are subject to interest rate risk.

We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At June 30, 2015 and December 31, 2014, we recorded interest rate caps and TROR with positive fair values of approximately $12,753,000 and $8,362,000, respectively, in other assets. At June 30, 2015 and December 31, 2014, we recorded interest rate swaps and TROR that had a negative fair value of approximately $87,050,000 and $102,362,000, respectively, in accounts payable, accrued expenses and other liabilities.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. Based on these parameters, the table below contains the estimated fair value of our long-term debt at June 30, 2015.

	Carrying Value	Fair Value	Fair Value with 100 bp Decrease in Market Rates
	(in thousands)
Fixed	$2,818,484	$3,116,280	$3,323,947
Variable
Taxable	1,411,468	1,390,827	1,394,824
Tax-Exempt	617,582	602,792	600,779
Total Variable	$2,029,050	$1,993,619	$1,995,603
Total Long-Term Debt	$4,847,534	$5,109,899	$5,319,550
The following table provides information about our long-term debt instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
June 30, 2015

	Expected Maturity Date
	Year Ending December 31,
Long-Term Debt	2015	2016	2017	2018	2019	Period Thereafter	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$30,172	$203,036	$267,196	$208,108	$115,147	$1,583,631	$2,407,290	$2,646,434
Weighted average interest rate	6.08%	7.86%	5.65%	4.57%	3.96%	5.38%	5.49%
Convertible senior debt (1)	—	9,519	—	229,913	—	171,762	411,194	469,846
Weighted average interest rate	—%	5.00%	—%	4.25%	—%	3.63%	4.01%
Total Fixed-Rate Debt	30,172	212,555	267,196	438,021	115,147	1,755,393	2,818,484	3,116,280
Variable:
Variable-rate debt	37,841	73,819	981,806	23,712	241,068	53,222	1,411,468	1,390,827
Weighted average interest rate (2)	3.04%	2.33%	5.79%	3.20%	2.17%	3.07%	4.77%
Tax-exempt	45,000	—	—	95,798	8,500	468,284	617,582	602,792
Weighted average interest rate (2)	2.28%	—%	—%	1.22%	3.05%	1.12%	1.24%
Revolving credit facility (1)	—	—	—	—	—	—	—	—
Weighted average interest rate (2)	—%	—%	—%	—%	—%	—%	—%
Total Variable-Rate Debt	82,841	73,819	981,806	119,510	249,568	521,506	2,029,050	1,993,619
Total Long-Term Debt	$113,013	$286,374	$1,249,002	$557,531	$364,715	$2,276,899	$4,847,534	$5,109,899
Weighted average interest rate	3.55%	6.34%	5.76%	3.80%	2.76%	4.32%	4.61%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of June 30, 2015.

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Risks Relating to Our Business
In the “We Are Exposed to Additional Development Risk in Connection with Using a New Construction Methodology on B2 BKLYN Modular Construction, Litigation Risks, and Owning a Factory to Produce the Modular Units” risk factor in the 2014 Annual Report, we disclosed risks associated with the construction of B2 BKLYN, an apartment building under construction in Brooklyn, New York. The following updates and supplements that information as of June 30, 2015.
During the six months ended June 30, 2015, we restarted work at the factory used to construct the modular units used in the B2 BKLYN project, including fabrication and assembly of modular units, and we resumed vertical construction during the three months ended June 30, 2015. Based on the latest information available, we estimate the construction will be completed in the third quarter of 2016. Although work has been resumed at the factory, the project may continue to encounter delays, and we may fail to satisfy completion deadlines set forth under the lending arrangements for the project and the lenders may not be willing to extend such deadlines. Failure to meet the completion deadlines could result in a default under such lending arrangements with a resulting acceleration of the debt and foreclosure of the project, as well as reputational damage.
In the “We May Be Unable to Sell All or a Portion of Our Ownership Interests in the Nets and Barclays Center” risk factor in the 2014 Annual Report, we disclosed risks associated with our inability to sell our interests in the Nets and Barclays Center. The following updates and supplements that information as of June 30, 2015.
During the three months ended June 30, 2015, we continued to discuss the disposal of Nets Sports & Entertainment (“NS&E’s”) ownership interest in the Nets and Barclays Center with several interested parties. However, we do not have an agreement in place and cannot assure you that we will be able to enter into a definitive sale agreement and close on the sale of a portion or all of our ownership interests in the Nets or Barclays Center on terms favorable to us or at all. We did not fund the July 2013 or 2014 capital calls related to the 2013-2014 and 2014-2015 NBA basketball seasons, respectively. This did not constitute a default under any agreements related to our investment in the Nets. However, under the terms of the operating agreement, the entities controlled by Mikhail Prokhorov (“MP Entities”) that hold the controlling ownership interests in the Nets had the right to dilute NS&E’s ownership interests upon NS&E not funding capital calls. During 2013, we entered into an agreement with the MP Entities, in which they agreed to fund NS&E’s portion of future capital calls through July 2015 and not exercise the right to dilute NS&E’s ownership interests for this two year period in exchange for a fee. In July 2015, NS&E and the MP Entities amended the forbearance agreement to extend the forbearance period to August 12, 2015 for an additional fee. Upon expiration of the forbearance period on August 12, 2015, NS&E is required to repay the MP Entities approximately $25,000,000 plus related fees. In addition, NS&E is obligated to fund approximately $6,300,000 for its share of a Nets capital call for the upcoming 2015-2016 NBA basketball season by August 12, 2015. If we are unable to sell our ownership interest in the Nets by the time we are required to repay the MP Entities the amounts owed to them (by August 12, 2015) or if we decide we are unable or unwilling to fund any future capital calls, then our interest may be diluted and could result in up to a total loss of our investment in the Nets.
In the “Our High Debt Leverage May Prevent Us from Responding to Changing Business and Economic Conditions” risk factor in our 2014 Annual Report, we disclosed our ratio of debt (consisting of nonrecourse mortgage debt, a revolving credit facility and convertible senior debt) to total market capitalization. The following updates and supplements that information as of June 30, 2015.
Our high degree of debt leverage could limit our ability to obtain financing or adversely affect our liquidity and financial condition. We had a ratio of debt (consisting of nonrecourse mortgage debt, a revolving credit facility and convertible senior debt) to total market capitalization of approximately 46.6% at June 30, 2015, based on debt outstanding at that date and the market value of our outstanding common stock. Our high leverage may adversely affect our ability to obtain financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes and may make us more vulnerable to a prolonged downturn in the economy. While we are actively trying to reduce our debt leverage through conversions or exchanges of our senior notes for Class A common stock, repayments with proceeds of asset sales, operating margin expansion, improved property and operational performance and additional equity issuances, we cannot assure you that we will be able to significantly reduce our high debt leverage.
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
Risks Related to Our Conversion to REIT Status
In the “Although We Have Chosen to Pursue Conversion to REIT Status, We May Not Be Successful in Converting to REIT Status Effective January 1, 2016, or at All” risk factor in our 2014 Annual Report, we disclosed risks associated with our conversion to REIT status. The following updates that information as of June 30, 2015.
On January 13, 2015, we announced that our Board of Directors approved a plan for us to pursue conversion to REIT status under the Internal Revenue Code of 1986, as amended (the “Code”). On July 10, 2015, Forest City Realty Trust, Inc., our newly formed wholly owned subsidiary, filed a registration statement on Form S-4 containing a preliminary proxy statement of the Company and a preliminary prospectus of Forest City Realty Trust, Inc. with the SEC in connection with our planned REIT conversion. There are significant implementation and operational complexities to address to qualify for taxation as a REIT, including completing internal reorganizations and modifying accounting, information technology and real estate systems, receiving shareholder approvals and third party consents, obtaining one or more favorable private letter rulings (“PLR”) from the Internal Revenue Service (“IRS”) and making a special distribution to our shareholders of accumulated earnings and profits (the “E&P Distribution”). Further, changes in legislation, federal tax rules and interpretations thereof could adversely impact our ability to convert to REIT status and/or the attractiveness of converting to REIT status. Similarly, even if we are able to satisfy the existing REIT requirements, the tax laws, regulations and interpretations governing REITs may change at any time in ways that could be disadvantageous to us.
Additionally, many conditions must be met in order to complete the conversion to REIT status, and the timing and outcome of several of these conditions are beyond our control. For example, we cannot provide assurance that all required consents will be obtained, that the IRS will provide us with a favorable PLR or that any favorable PLR will be received in a timely manner for us to convert successfully to REIT status for the taxable year ending December 31, 2016. Even if the transactions necessary to implement the REIT conversion are effected, our Board of Directors may decide not to elect REIT status, or to delay such election, if it determines in its sole discretion that such election is not in our best interest or in the best interest of our shareholders. We can provide no assurance if or when conversion to REIT status will occur or be successful. Furthermore, the effective date of the REIT conversion could be delayed beyond the taxable year ending December 31, 2016, in which event we could not elect REIT status until the taxable year ending December 31, 2017, at the earliest.
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
Further, even if we are able to undertake the asset sales required to achieve our strategic objectives, negotiating and executing the sale of multiple assets in multiple transactions may require a significant amount of management time and resources. This diversion of management’s attention may hinder our ability to operate our existing and continuing businesses on a day-to-day basis. Further, such asset sales may distract management from other steps required to be completed as part of the REIT conversion process, which may delay our ability to complete the planned REIT conversion for the taxable year ending December 31, 2016.
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
In the “There are Uncertainties Relating to the Amount of the E&P Distribution, as well as the Timing of Such E&P Distribution and the Composition of Common Stock and Cash We May Distribute” risk factor in the 2014 Annual Report, we disclosed risks associated with the timing, amount and composition of the E&P Distribution. The following updates that information as of June 30, 2015.
We have indicated that we expect to issue a special distribution to our shareholders of accumulated earnings and profits, referred to as the E&P Distribution. Assuming we are able to implement the REIT conversion for 2016, we currently expect to pay the E&P Distribution at a time and in a manner that will comply with the requirements under the Code to be a REIT. As of June 30, 2015, we expect to pay the E&P Distribution in the fourth quarter of 2015 and estimate that the E&P Distribution will approximate $75,000,000-$125,000,000. We expect to pay the total E&P Distribution with a combination of cash (limited to a maximum amount of 20% of the value of the total distribution) and 80% in common stock. The ultimate timing and form of the planned payment of the E&P Distribution will be determined by our board of directors and may be impacted by the pace and timing of certain transactions, possible changes in legislation or tax rules and IRS revenue procedures relating to distributions of earnings and profits and other factors beyond our control. In addition, our actual taxable income and performance for 2015 may be materially different from our current estimates and projections, and may be impacted by the steps we take to prepare for the REIT conversion. See “In Connection With Our Conversion to REIT Status, We Anticipate Making Significant Asset Sales of Non-Core Assets.” for a further discussion of the potential dilutive effect of, and need to raise additional funds for, the E&P Distribution. For these reasons and others, the actual E&P Distribution may be materially different from our estimated range.
The Current Market Price of Our Common Stock May Not Be Indicative of the Market Price of Our Common Stock Following Our E&P Distribution and Our Conversion to REIT Status.
The current share prices of either or both classes of our common stock may not be indicative of the share prices of either class of our common stock after giving effect to the E&P Distribution, and there can be no way to predict how the markets will value either or both classes of REIT common stock following our conversion to REIT status because Forest City Enterprises, Inc. is a “C” corporation and we anticipate that the REIT will qualify as a real estate investment trust under the Code effective for the taxable year ending December 31, 2016. The current share prices of either or both classes of our common stock do not necessarily take the foregoing into account, and the share prices of either or both classes of REIT common stock after REIT conversion may consequently be lower than the current share prices of either or both classes of our common stock. Furthermore, one of the factors that may influence the price of REIT common stock will be the yield from distributions on REIT common stock when compared to yields on other financial instruments. If, for example, an increase in market interest rates results in higher yields on other financial instruments, the market price of REIT common stock could be adversely affected. The market price of REIT common stock also will be affected by general market conditions (as the price of our common stock currently is) and will be potentially affected by the economic and market perception of securities issued by companies that qualify as REITs under the Code.
In the “Restrictive Loan Covenants Could Prevent Us from Satisfying REIT Distribution Requirements” risk factor in our 2014 Annual Report, we disclosed risks associated with restrictive loan covenants preventing us from satisfying REIT distribution requirements. The following updates that information as of June 30, 2015.
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
We May Not Be Able to Obtain the Shareholder Approval Necessary for Us to Convert to REIT Status.
Holders of our common stock will be asked to approve certain actions as part of our conversion to REIT status. As of June 30, 2015, RMSLP, which is a limited partnership comprised of members of the Ratner, Miller and Shafran families, held 68.2% of the issued and outstanding shares of our Class B common stock. The approval of RMSLP by itself is not assured and, in any event, would not be sufficient to approve the actions our shareholders will be asked to vote upon as part of our conversion to REIT status and we will only be able to take the actions necessary to convert to REIT status if a sufficient number of our remaining shareholders approve such actions. Our anticipated equity offerings and debt for equity exchanges may further dilute the ownership of RMSLP. If we do not obtain the necessary shareholder approvals, we may not be able to convert to REIT status for the taxable year ending December 31, 2016, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b) – Not applicable.
(c) – Repurchase of equity securities during the quarter.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Class A Common Stock
April 1 through April 30, 2015
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	184,932	$25.30	—
May 1 through May 31, 2015
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	—	$—	—
June 1 through June 30, 2015
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	6,466	$22.10	—
Total
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	191,398	$25.20	—

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

(2)	Class A common stock repurchased to satisfy the minimum tax withholding requirements relating to restricted stock vesting.

Item 6. Exhibits

Exhibit Number		Description of Document

*3.1	-	Code of Regulations, as amended June 26, 2015.

10.1	-	Form of Exchange Agreement, pertaining to 5.00% Convertible Senior Notes due 2016, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 16, 2015 (File No. 1-4372).

10.2	-	Form of Exchange Agreement, pertaining to 4.25% Convertible Senior Notes due 2018, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 16, 2015 (File No. 1-4372).

10.3	-	Form of Exchange Agreement, pertaining to 3.625% Convertible Senior Notes due 2020, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 16, 2015 (File No. 1-4372).

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	-
The following financial information from Forest City Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)

Date:	August 4, 2015	/s/ ROBERT G. O’BRIEN
Name: Robert G. O’Brien
Title: Executive Vice President and Chief Financial Officer

Date:	August 4, 2015	/s/ CHARLES D. OBERT
Name: Charles D. Obert
Title: Senior Vice President, Chief Accounting Officer and Corporate Controller