Form 10-Q
period 2015-09-30
FOREST CITY ENTERPRISES INC
filed 2015-11-03
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Class	Outstanding at October 29, 2015
Class A Common Stock, $.33 1/3 par value	240,919,839 shares
Class B Common Stock, $.33 1/3 par value	18,824,341 shares

Forest City Enterprises, Inc. and Subsidiaries

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2015
	(Unaudited)	December 31, 2014
	(in thousands)
Assets
Real Estate
Completed rental properties	$8,592,934	$7,753,561
Projects under construction and development	802,621	477,957
Land inventory	73,566	97,469
Total Real Estate	9,469,121	8,328,987
Less accumulated depreciation	(1,677,620)	(1,555,965)
Real Estate, net – (variable interest entities $591.5 million and $427.8 million, respectively)	7,791,501	6,773,022
Cash and equivalents – (variable interest entities $45.7 million and $20.6 million, respectively)	331,449	326,518
Restricted cash – (variable interest entities $13.6 million and $28.6 million, respectively)	241,562	266,530
Notes and accounts receivable, net	444,136	419,038
Investments in and advances to unconsolidated entities	665,623	620,466
Other assets – (variable interest entities $19.4 million and $19.6 million, respectively)	485,970	409,366
Total Assets	$9,960,241	$8,814,940
Liabilities and Equity
Liabilities
Mortgage debt and notes payable, nonrecourse – (variable interest entities $283.1 million and $250.7 million, respectively)	$4,501,169	$4,238,201
Revolving credit facility	—	—
Convertible senior debt	272,249	700,000
Accounts payable, accrued expenses and other liabilities – (variable interest entities $115.5 million and $42.6 million, respectively)	968,089	847,011
Cash distributions and losses in excess of investments in unconsolidated entities	149,162	211,493
Deferred income taxes	483,084	482,474
Total Liabilities	6,373,753	6,479,179
Redeemable Noncontrolling Interest	168,226	183,038
Commitments and Contingencies	—	—
Equity
Shareholders’ Equity
Preferred stock – without par value; 20,000,000 shares authorized; no shares issued	—	—
Common stock – $.33 1/3 par value
Class A, 371,000,000 shares authorized, 240,354,028 and 180,859,262 shares issued and 238,844,963 and 179,763,952 shares outstanding, respectively	80,118	60,286
Class B, convertible, 56,000,000 shares authorized, 18,824,341 and 19,208,517 shares issued and outstanding, respectively; 26,257,961 issuable	6,275	6,403
Total common stock	86,393	66,689
Additional paid-in capital	2,460,133	1,165,828
Retained earnings	510,526	563,198
Less treasury stock, at cost; 1,509,065 and 1,095,310 Class A shares, respectively	(29,647)	(18,922)
Shareholders’ equity before accumulated other comprehensive loss	3,027,405	1,776,793
Accumulated other comprehensive loss	(49,959)	(58,846)
Total Shareholders’ Equity	2,977,446	1,717,947
Noncontrolling interest	440,816	434,776
Total Equity	3,418,262	2,152,723
Total Liabilities and Equity	$9,960,241	$8,814,940

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Revenues
Rental	$168,723	$132,536	$457,809	$391,019
Tenant recoveries	38,161	30,082	101,241	89,146
Service and management fees	9,911	12,150	31,394	36,053
Parking and other	17,145	13,604	43,644	38,272
Arena	24,637	25,039	80,497	84,968
Land sales	23,535	15,123	47,589	50,367
Military Housing	6,945	6,209	23,724	24,092
Total revenues	289,057	234,743	785,898	713,917
Expenses
Property operating and management	97,215	92,347	285,940	283,075
Real estate taxes	24,261	19,691	66,959	59,445
Ground rent	3,701	2,411	9,376	6,465
Arena operating	17,199	17,105	55,019	55,399
Cost of land sales	9,189	2,879	15,716	17,081
Military Housing operating	1,938	1,958	6,289	10,216
Corporate general and administrative	10,191	13,763	35,895	35,383
REIT conversion and reorganization costs	9,515	—	25,498	—
	173,209	150,154	500,692	467,064
Depreciation and amortization	79,966	55,511	206,782	169,838
Write-offs of abandoned development projects and demolition costs	—	456	5,778	1,389
Impairment of real estate	425,463	966	425,463	130,795
Total expenses	678,638	207,087	1,138,715	769,086
Operating income (loss)	(389,581)	27,656	(352,817)	(55,169)

Interest and other income	8,995	10,096	27,977	33,974
Net loss on disposition of partial interest in development project	—	—	—	(19,590)
Net gain (loss) on disposition of full or partial interest in rental properties	1,746	(146)	1,746	(613)
Net gain on change in control of interests	—	—	487,684	2,759
Interest expense	(49,007)	(59,312)	(149,335)	(178,917)
Amortization of mortgage procurement costs	(1,793)	(2,074)	(5,756)	(5,967)
Loss on extinguishment of debt	(23,609)	(49)	(61,953)	(927)
Loss before income taxes	(453,249)	(23,829)	(52,454)	(224,450)
Income tax expense (benefit)
Current	6,526	3,493	10,050	8,992
Deferred	(186,172)	(3,858)	(6,651)	(52,373)
	(179,646)	(365)	3,399	(43,381)
Earnings (loss) from unconsolidated entities, gross of tax
Equity in earnings (loss)	(29,132)	10,157	(20,094)	30,468
Net gain on disposition of interest in unconsolidated entities	1,009	9,189	20,293	50,075
Impairment	(1,384)	—	(1,384)	—
	(29,507)	19,346	(1,185)	80,543
Loss from continuing operations	(303,110)	(4,118)	(57,038)	(100,526)
Discontinued operations, net of tax
Operating loss from rental properties	—	—	—	(1,844)
Gain on disposition of rental properties	—	—	—	14,856
	—	—	—	13,012
Net loss	(303,110)	(4,118)	(57,038)	(87,514)
Noncontrolling interests
Loss from continuing operations attributable to noncontrolling interests, gross of tax	891	4,804	4,366	10,778
Earnings from discontinued operations attributable to noncontrolling interests	—	—	—	(50)
	891	4,804	4,366	10,728
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(302,219)	$686	$(52,672)	$(76,786)

Basic and diluted earnings (loss) per common share
Earnings (loss) from continuing operations attributable to common shareholders	$(1.18)	$—	$(0.23)	$(0.45)
Earnings from discontinued operations attributable to common shareholders	—	—	—	0.06
Net earnings (loss) attributable to common shareholders	$(1.18)	$—	$(0.23)	$(0.39)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Net earnings (loss)	$(303,110)	$(4,118)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $(68) and $64, respectively)	109	(102)
Unrealized net gains on interest rate derivative contracts (net of tax of $(739) and $(4,587), respectively)	2,069	7,265
Total other comprehensive income, net of tax	2,178	7,163
Comprehensive income (loss)	(300,932)	3,045
Comprehensive loss attributable to noncontrolling interest	887	4,779
Total comprehensive income (loss) attributable to Forest City Enterprises, Inc.	$(300,045)	$7,824

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net earnings (loss)	$(57,038)	$(87,514)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $(18) and ($30), respectively)	29	48
Unrealized net gains on interest rate derivative contracts (net of tax of $(5,612) and $(9,647), respectively)	8,870	15,272
Total other comprehensive income, net of tax	8,899	15,320
Comprehensive income (loss)	(48,139)	(72,194)
Comprehensive loss attributable to noncontrolling interest	4,354	10,682
Total comprehensive income (loss) attributable to Forest City Enterprises, Inc.	$(43,785)	$(61,512)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Equity
(Unaudited)

									Accumulated
	Common Stock				Additional				Other
	Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interest	Total
	(in thousands)
Balances at December 31, 2013	178,499	$59,500	20,173	$6,725	$1,095,748	$570,793	942	$(15,978)	$(76,582)	$285,913	$1,926,119
Net loss, net of $17,095 loss attributable to redeemable noncontrolling interest						(7,595)				3,670	(3,925)
Other comprehensive income, net of tax									17,736	55	17,791
Purchase of treasury stock							215	(4,009)			(4,009)
Conversion of Class B to Class A shares	964	322	(964)	(322)							—
Restricted stock vested	723	240			(240)						—
Exercise of stock options					(276)		(62)	1,065			789
Stock-based compensation					19,673						19,673
Write-off of deferred tax asset related to expired stock options					(419)						(419)
Exchange of Class A Common Units for Class A shares	673	224			34,134					(34,358)	—
Redeemable noncontrolling interest adjustment					(28,390)						(28,390)
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries					(32,505)					(67,358)	(99,863)
Contributions from noncontrolling interests										175,274	175,274
Distributions to noncontrolling interests										(14,634)	(14,634)
Adjustment due to change in ownership of consolidated subsidiaries					78,103					(82,038)	(3,935)
Change in control of equity method subsidiary										168,252	168,252
Balances at December 31, 2014	180,859	$60,286	19,209	$6,403	$1,165,828	$563,198	1,095	$(18,922)	$(58,846)	$434,776	$2,152,723
Net loss, net of $14,812 loss attributable to redeemable noncontrolling interest						(52,672)				10,446	(42,226)
Other comprehensive income, net of tax									8,887	12	8,899
Issuance of Class A shares in equity offering	37,375	12,458			794,042						806,500
Purchase of treasury stock							217	(5,412)			(5,412)
Conversion of Class B to Class A shares	385	128	(385)	(128)							—
Proceeds and Class A shares received from termination of Convertible Senior Notes hedge					24,321		258	(6,503)			17,818
Issuance of Class A shares in exchange for Convertible Senior Notes	19,967	6,656			403,924						410,580
Restricted stock vested	736	246			(246)						—
Exercise of stock options					(235)		(61)	1,190			955
Stock-based compensation					21,536						21,536
Write-off of deferred tax asset related to expired stock options					(1,536)						(1,536)
Exchange of Class A Common Units for Class A shares	1,032	344			52,319					(52,663)	—
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries					(299)					(9)	(308)
Contributions from noncontrolling interests										77,369	77,369
Distributions to noncontrolling interests										(28,588)	(28,588)
Adjustment due to change in ownership of consolidated subsidiaries					479					(527)	(48)
Balances at September 30, 2015 (Unaudited)	240,354	$80,118	18,824	$6,275	$2,460,133	$510,526	1,509	$(29,647)	$(49,959)	$440,816	$3,418,262

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaires
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net loss	$(57,038)	$(87,514)
Depreciation and amortization	206,782	169,838
Amortization of mortgage procurement costs	5,756	5,967
Impairment of real estate	425,463	130,795
Impairment of unconsolidated entities	1,384	—
Write-offs of abandoned development projects	674	283
Loss on extinguishment of debt	61,953	927
Net loss on disposition of partial interest in development project	—	19,590
Net (gain) loss on disposition of full or partial interest in rental properties	(1,746)	613
Net gain on change in control of interests	(487,684)	(2,759)
Deferred income tax benefit	(6,651)	(52,373)
Earnings from unconsolidated entities	(199)	(80,543)
Stock-based compensation expense	16,569	10,730
Amortization and mark-to-market adjustments of derivative instruments	(2,653)	4,984
Cash distributions from operations of unconsolidated entities	46,671	59,217
Non-cash operating expenses and deferred taxes included in discontinued operations	—	9,883
Gain on disposition of rental properties included in discontinued operations	—	(28,100)
Decrease in land inventory	5,062	9,203
Increase in notes and accounts receivable	(17,726)	(2,065)
(Increase) decrease in other assets	(15,341)	7,562
Decrease in accounts payable, accrued expenses and other liabilities	(22,726)	(15,009)
Net cash provided by operating activities	158,550	161,229
Cash flows from investing activities
Capital expenditures	(338,490)	(295,182)
Acquisitions	(397,275)	(19,988)
Payment of lease procurement costs	(8,063)	(7,212)
(Increase) decrease in notes receivable	(10,934)	10,580
Decrease in restricted cash used for investing purposes	42,262	106,165
Proceeds from disposition of rental properties or development project	36,594	236,908
Contributions to investments in and advances to unconsolidated entities	(92,678)	(112,613)
Distributions from investments in and advances to unconsolidated entities	11,911	120,294
Net cash (used in) provided by investing activities	(756,673)	38,952
Cash flows from financing activities
Proceeds from nonrecourse mortgage debt and notes payable	256,049	507,788
Principal payments on nonrecourse mortgage debt and notes payable	(441,822)	(733,937)
Borrowings on revolving credit facility	111,850	832,325
Payments on revolving credit facility	(111,850)	(832,325)
Payments to noteholders related to exchange of convertible senior notes	(61,110)	—
Transaction costs related to exchange of convertible senior notes	(6,950)	—
Proceeds received from termination of convertible senior note hedge	17,818	—
Proceeds from issuance of Class A common stock, net of $34,438 of transaction costs	806,500	—
Payments of deferred financing costs	(11,447)	(10,751)
Purchase of treasury stock	(5,412)	(3,800)
Exercise of stock options	955	583
Acquisitions of noncontrolling interests	(308)	(83,871)
Contributions from noncontrolling interests	77,369	34,249
Distributions to noncontrolling interests	(28,588)	(8,992)
Net cash provided by (used in) financing activities	603,054	(298,731)
Net increase (decrease) in cash and equivalents	4,931	(98,550)
Cash and equivalents at beginning of period	326,518	280,206
Cash and equivalents at end of period	$331,449	$181,656

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
Planned REIT Conversion
On January 13, 2015, the Company announced its Board of Directors approved a plan to pursue conversion to real estate investment trust (“REIT”) status. On September 16, 2015, the Securities and Exchange Commission (the “SEC”) declared the Company’s wholly owned subsidiary, Forest City Realty Trust, Inc.’s registration statement on Form S-4 effective. On September 17, 2015, the Company filed with the SEC a definitive proxy statement and Forest City Realty Trust, Inc. filed a prospectus in connection with the Company’s plan to convert to REIT status. The Company’s special shareholder meeting to present proposals related to the Company’s conversion to REIT status was held on October 20, 2015. Each of the proposals presented to the shareholders received the required number of affirmative votes, and as a result, each proposal was approved by the shareholders. The Company expects to elect REIT status for its taxable year ended December 31, 2016, subject to business conditions, the completion of related preparatory work, obtaining necessary approvals and third-party consents.
Variable Interest Entities
As of September 30, 2015, the Company determined it was the primary beneficiary of 25 VIEs representing 21 consolidated properties. The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of September 30, 2015, the Company determined it was not the primary beneficiary of 64 VIEs and accounts for these interests as equity method investments. The maximum exposure to loss of these unconsolidated VIEs is limited to $339,000,000, the Company’s investment balances as of September 30, 2015.
Investments in Unconsolidated Entities
The Company owns an equity interest in the Brooklyn Nets (the “Nets”), a member of the National Basketball Association (“NBA”), through the Company’s consolidated subsidiary Nets Sports & Entertainment (“NS&E”). NS&E owns 20% of the Nets and accounts for its interests in the Nets on the equity method of accounting.
In July 2013, the Company elected not to fund current or future capital calls related to this non-core investment and began investigating various disposition strategies. The Company’s election did not constitute a default under any agreements related to the Company’s investment in the Nets but did provide the right to the majority partner to dilute the Company’s ownership interest. In order to preserve the ownership interest while pursuing disposition strategies, the Company entered into a forbearance agreement with the majority partner of the Nets related to the 2013-2014 and 2014-2015 NBA basketball season capital calls. Based on the decision to no longer fund the equity method investment, the Company ceased recording the Company’s portion of the equity in earnings. The Company has been actively marketing its interest in the Nets but has yet to enter a definitive agreement to sell its ownership interests. On September 8, 2015, the forbearance agreement, as amended, expired and the Company made the strategic decision to fund the Company’s portion of the Nets capital calls, rather than have the Company’s ownership interests diluted. As a result, the Company’s portion of the net loss recorded during the nine months ended September 30, 2015 primarily represents losses related to its ownership interest in the Nets from the period the Company ceased funding to present. It is the Company’s intention to continue to market this equity method investment for sale.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

For the nine months ended September 30, 2015, Brooklyn Basketball Holdings, LLC ("BBH"), the equity method subsidiary of NS&E that owns the Nets, was deemed a significant subsidiary. Summarized financial information for BBH is as follows:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Operations:
Revenues	$90,675	$92,790
Operating expenses	(135,256)	(180,482)
Interest expense, net	(9,191)	(9,209)
Depreciation and amortization	(5,037)	(5,754)
Net loss (pre-tax)	$(58,809)	$(102,655)
Company's portion of net loss (pre-tax)	$(38,435)	$(2,361)
New Accounting Guidance
The following accounting pronouncements were adopted during the nine months ended September 30, 2015:
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
In April 2015, the FASB issued an Accounting Standards Update to simplify the presentation of debt issuance costs. This guidance requires that third-party debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt. Debt issuance costs related to revolving lines of credit are not within the score of this new guidance. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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
In September 2015, certain BCR Entities exchanged 1,032,402 of the Units. The Company issued 1,032,402 shares of its Class A common stock for the exchanged Units. The Company accounted for the exchange as a purchase of noncontrolling interests, resulting in a reduction of noncontrolling interests of $52,663,000, an increase to Class A common stock of $344,000 and a combined increase to additional paid-in capital of $52,319,000, accounting for the fair value of common stock issued and the difference between the fair value of consideration exchanged and the noncontrolling interest balance. At September 30, 2015 and December 31, 2014, 1,940,788 and 2,973,190 Units, respectively, were outstanding. The carrying value of the Units of $99,000,000 and $151,663,000 is included as noncontrolling interests at September 30, 2015 and December 31, 2014, respectively.
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
Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”):

	September 30, 2015	December 31, 2014
	(in thousands)
Unrealized losses on foreign currency translation	$90	$137
Unrealized losses on interest rate contracts (1)	81,602	96,084
	81,692	96,221
Income tax benefit	(31,651)	(37,281)
Noncontrolling interest	(82)	(94)
Accumulated Other Comprehensive Loss	$49,959	$58,846

(1)
Included in the amounts as of September 30, 2015 and December 31, 2014 are $58,223 and $73,536, respectively, of unrealized loss on an interest rate swap associated with the New York Times office building on its nonrecourse mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all-in lender interest rate of 6.40% and expires in September 2017.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes, net of tax and noncontrolling interest, of accumulated OCI by component:

	Foreign Currency Translation	Interest Rate Contracts	Total
	(in thousands)
Nine Months Ended September 30, 2015
Balance, January 1, 2015	$(84)	$(58,762)	$(58,846)
Gain (loss) recognized in accumulated OCI	29	(9,524)	(9,495)
Loss reclassified from accumulated OCI	—	18,382	18,382
Total other comprehensive income	29	8,858	8,887
Balance, September 30, 2015	$(55)	$(49,904)	$(49,959)
Nine Months Ended September 30, 2014
Balance, January 1, 2014	$(116)	$(76,466)	$(76,582)
Gain (loss) recognized in accumulated OCI	48	(6,235)	(6,187)
Loss reclassified from accumulated OCI	—	21,461	21,461
Total other comprehensive income	48	15,226	15,274
Balance, September 30, 2014	$(68)	$(61,240)	$(61,308)
The following table summarizes losses reclassified from accumulated OCI and their location on the Consolidated Statements of Operations:

Accumulated OCI Components	Loss Reclassified from Accumulated OCI	Location on Consolidated Statements of Operations
	(in thousands)
Nine Months Ended September 30, 2015
Interest rate contracts	$28,087	Interest expense
Interest rate contracts	(900)	Net gain on change in control of interests
Interest rate contracts	2,852	Earnings (loss) from unconsolidated entities, gross of tax
	30,039	Total before income tax and noncontrolling interest
	(11,645)	Income tax benefit
	(12)	Noncontrolling interest
	$18,382	Loss reclassified from accumulated OCI
Nine Months Ended September 30, 2014
Interest rate contracts	$28,413	Interest expense
Interest rate contracts	3,666	Discontinued operations
Interest rate contracts	3,005	Earnings (loss) from unconsolidated entities, gross of tax
	35,084	Total before income tax and noncontrolling interest
	(13,597)	Income tax benefit
	(26)	Noncontrolling interest
	$21,461	Loss reclassified from accumulated OCI

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Supplemental Non-Cash Disclosures
The following table summarizes the impact to the applicable balance sheet line items as a result of various non-cash transactions. Non-cash transactions primarily include dispositions of operating properties whereby the nonrecourse mortgage debt is assumed by the buyer, acquisition of rental properties, exchanges of Units or senior notes for Class A common stock, changes in consolidation methods of fully consolidated properties and equity method investments due to the occurrence of triggering events including, but not limited to, disposition of a partial interest in rental properties or development projects or acquisition of a partner’s interest, change in construction payables and other capital expenditures, change in the fair market value of redeemable noncontrolling interest and capitalization of stock-based compensation granted to employees directly involved with the development and construction of real estate.

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Non-cash changes to balance sheet - Investing Activities
Projects under construction and development	$84,971	$(351,905)
Completed rental properties	827,125	(136,008)
Restricted cash	8,969	20
Notes and accounts receivable	—	2,728
Investments in and advances to affiliates - due to dispositions or change in control	71,438	97,154
Investments in and advances to affiliates - other activity	20,397	25,509
Total non-cash effect on investing activities	$1,012,900	$(362,502)
Non-cash changes to balance sheet - Financing Activities
Accounts payable, accrued expenses and other liabilities	$—	$10,683
Nonrecourse mortgage debt and notes payable	448,741	(342,960)
Convertible senior debt	(424,433)	—
Class A common stock	7,000	225
Additional paid-in capital	473,614	34,741
Treasury stock	(6,503)	—
Redeemable noncontrolling interest	—	28,390
Noncontrolling interest	(53,188)	(73,535)
Total non-cash effect on financing activities	$445,231	$(342,456)

B. Mortgage Debt and Notes Payable, Nonrecourse
The following table summarizes the mortgage debt and notes payable, nonrecourse maturities as of September 30, 2015:

Years Ending December 31,
(in thousands)
2015	$75,578
2016	283,047
2017	1,259,953
2018	360,710
2019	363,087
Thereafter	2,158,794
Total	$4,501,169

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

C. Revolving Credit Facility
The Company’s Fourth Amended and Restated Credit Agreement and Fourth Amended and Restated Guaranty of Payment of Debt, as amended to the date hereof (collectively, the “Credit Facility”), provides total available borrowings of $500,000,000. The Credit Facility matures on February 21, 2016 and provides for one, 12-month extension option, subject to certain conditions. Borrowings bear interest at London Interbank Offered Rate (“LIBOR”) plus 3.50%. Up to $100,000,000 of the available borrowings may be used, in the aggregate, for letters of credit and/or surety bonds. The Credit Facility has restrictive covenants, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens and restrictions on the pledging of ownership interests in subsidiaries. The Company may repurchase up to $100,000,000 of Class A common stock and declare or pay dividends in an amount not to exceed $24,000,000 in the aggregate in any four quarter period to Class A or B common shareholders, subject to certain conditions. The Credit Facility contains development limitations and financial covenants, including the maintenance of minimum liquidity, debt yield, debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as specified in the Credit Facility). At September 30, 2015, the Company was in compliance with all of these financial covenants.
The following table summarizes available credit on the Credit Facility:

	September 30, 2015	December 31, 2014
	(in thousands)
Maximum borrowings	$500,000	$500,000
Less outstanding balances:
Borrowings	—	—
Letters of credit	70,276	85,768
Surety bonds	—	—
Available credit	$429,724	$414,232
In anticipation of the Company’s planned REIT conversion, the Company entered the market to refinance the Credit Facility. To date, discussions have been limited to a select group of banks the Company believes can lead a new facility. Terms are being finalized and loan documents are being drafted with the intent to close on the new facility with a subset of the existing bank group during the three months ended December 31, 2015. The new revolving credit facility, if consummated, is expected to provide at least the same level of borrowings and contain terms including restrictive and/or financial covenants customary for a REIT with a similar credit profile. However, there is no assurance the Company will be able to agree on favorable terms or at all.

D. Convertible Senior Debt
The following table summarizes the Company’s convertible senior debt:

	September 30, 2015	December 31, 2014
	(in thousands)
5.000% Notes due 2016	$1,368	$50,000
4.250% Notes due 2018	154,526	350,000
3.625% Notes due 2020	116,355	300,000
Total	$272,249	$700,000
During the three and nine months ended September 30, 2015, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Company’s convertible senior notes. Under the terms of the agreements, holders agreed to exchange certain notes for shares of Class A common stock and cash payments. The cash payments were primarily for accrued and unpaid interest and in consideration for additional interest payable through maturity. The additional interest payable through maturity was based in part on the daily Volume Weighted Average Price during a 20-trading day measurement period following the agreement date for the 2018 and 2020 Senior Notes exchanges (that occurred in February 2015) and a 5-trading day measurement period commencing July 16, 2015 for the 2018 and 2020 Note exchanges (that occurred in July 2015). Under the accounting guidance for induced conversions of convertible debt, additional amounts paid to induce the holders to exchange the notes were expensed resulting in a non-tax deductible loss on extinguishment of debt. For the three and nine months ended September 30, 2015, the Company recorded $22,653,000 and $57,795,000, respectively, as a loss on extinguishment of debt related to the exchange agreement transactions.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes exchange agreement transactions completed during the nine months ended September 30, 2015:

Agreement Date	Issuance	Aggregate Principal	Class A Common Shares Issued	Cash Payments to Noteholders	Loss on Extinguishment
		(in thousands, except share data)
First Quarter-2015
February 26, 2015	2018 Senior Notes	$120,087	5,541,115	$13,641	$13,372
February 26, 2015	2020 Senior Notes	128,238	5,297,885	19,283	19,038
March 5, 2015	2016 Senior Notes	40,481	2,805,513	6,163	2,732
	Total	$288,806	13,644,513	$39,087	$35,142
Third Quarter-2015
July 15, 2015	2016 Senior Notes	$8,151	555,016	$1,305	$489
July 15/16, 2015	2018 Senior Notes	75,387	3,478,511	13,052	11,664
July 15, 2015	2020 Senior Notes	55,407	2,289,013	11,371	10,500
	Total	$138,945	6,322,540	$25,728	$22,653
Grand Total		$427,751	19,967,053	$64,815	$57,795
Amounts paid to noteholders for consideration of additional interest through maturity are presented as cash used in financing activities in the Consolidated Statement of Cash Flows.
In connection with the 2016 Senior Notes issuance, the Company entered into a convertible note hedge transaction intended to reduce, subject to a limit, the potential dilution with respect to the Company’s Class A common stock upon conversion of the 2016 Senior Notes. On March 3, 2015, the Company terminated and settled the convertible note hedge and received proceeds of $17,818,000 and 258,350 shares of Class A common stock, which the Company initially put into treasury. Under the accounting guidance, the total consideration received was recorded as an increase to additional paid in capital.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings during the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value is recognized directly in earnings. Ineffectiveness was insignificant during the three and nine months ended September 30, 2015, and the three months ended September 30, 2014. During the nine months ended September 30, 2014, the Company recorded $3,667,000 as an increase to interest expense primarily related to ineffectiveness from a missed forecasted transaction arising from the early reclassification of accumulated OCI related to debt associated with an entity that was disposed of during the nine months ended September 30, 2014. As of September 30, 2015, the Company expects it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $24,512,000, net of tax, within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
The Company enters into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. In exchange for a fixed rate, the TROR requires the payment of a variable interest rate, generally equivalent to the Securities Industry and Financial Markets Association (“SIFMA”) rate (0.02% at September 30, 2015) plus a spread. Additionally, the Company has guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At September 30, 2015, the aggregate notional amount of TROR designated as fair value hedging instruments is $471,985,000. The underlying TROR borrowings are subject to a fair value adjustment.
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

The following table summarizes the fair values and location in the Consolidated Balance Sheets of all derivative instruments:

	Fair Value of Derivative Instruments
	September 30, 2015
	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Accounts Payable, Accrued Expenses and Other Liabilities)
	Current Notional	Fair Value	Current Notional	Fair Value
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate caps	$330,000	$—	$—	$—
Interest rate swaps	—	—	734,497	61,096
TROR	149,200	7,977	322,785	10,282
Total	$479,200	$7,977	$1,057,282	$71,378
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$316,396	$—	$—	$—
TROR	101,190	5,435	38,356	14,200
Total	$417,586	$5,435	$38,356	$14,200

	December 31, 2014
Derivatives Designated as Hedging Instruments
Interest rate caps	$330,000	$114	$—	$—
Interest rate swaps	—	—	869,154	75,281
TROR	149,200	6,379	217,785	11,983
Total	$479,200	$6,493	$1,086,939	$87,264
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$205,522	$12	$—	$—
TROR	101,410	1,857	38,425	15,098
Total	$306,932	$1,869	$38,425	$15,098

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in earnings (loss) and interest expense in the Consolidated Statements of Operations:

		Loss Reclassified from Accumulated OCI
Derivatives Designated as Cash Flow Hedging Instruments	Gain (Loss) Recognized in OCI (Effective Portion)	Location on Consolidated Statements of Operations	Effective Amount	Ineffective Amount
	(in thousands)
Three Months Ended September 30, 2015
Interest rate caps and interest rate swaps	$(7,854)	Interest expense	$(9,759)	$(16)
		Net gain on change in control of interests	—	—
		Earnings (loss) from unconsolidated entities, gross of tax	(885)	—
Total	$(7,854)		$(10,644)	$(16)
Nine Months Ended September 30, 2015
Interest rate caps and interest rate swaps	$(15,557)	Interest expense	$(28,060)	$(27)
		Net gain on change in control of interests	900	—
		Earnings (loss) from unconsolidated entities, gross of tax	(2,851)	(1)
Total	$(15,557)		$(30,011)	$(28)
Three Months Ended September 30, 2014
Interest rate caps and interest rate swaps	$1,288	Interest expense	$(9,561)	$(1)
		Earnings (loss) from unconsolidated entities, gross of tax	(1,002)	—
Total	$1,288		$(10,563)	$(1)
Nine Months Ended September 30, 2014
Interest rate caps and interest rate swaps	$(10,166)	Interest expense	$(28,412)	$(1)
		Discontinued operations	—	(3,666)
		Earnings (loss) from unconsolidated entities, gross of tax	(3,005)	—
Total	$(10,166)		$(31,417)	$(3,667)
The following table summarizes the impact of gains and losses related to derivative instruments not designated as cash flow hedges in the Consolidated Statements of Operations:

	Net Gain (Loss) Recognized
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Derivatives Designated as Fair Value Hedging Instruments
TROR (1)	$848	$68	$3,299	$2,279
Derivatives Not Designated as Hedging Instruments
Interest rate caps and interest rate swap	$(180)	$62	$(195)	$(41)
TROR	(1,143)	(42)	4,476	633
Total	$(1,323)	$20	$4,281	$592

(1)
The net gain (loss) recognized in interest expense from the change in fair value of the underlying TROR borrowings was $(848) and $(3,299) for the three and nine months ended September 30, 2015, respectively, and $(68) and $(2,279) for the three and nine months ended September 30, 2014, respectively, offsetting the gain (loss) recognized on the TROR.

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
Agreements with derivative counterparties contain provisions under which the counterparty could terminate the derivative obligations if the Company defaults on its obligations under the Credit Facility and designated conditions are fulfilled. In instances where the Company’s subsidiaries have derivative obligations secured by a mortgage, the derivative obligations could be terminated if the indebtedness between the two parties is terminated, either by loan payoff or default of the indebtedness. In addition, certain subsidiaries have agreements containing provisions whereby the subsidiaries must maintain certain minimum financial ratios. As of September 30, 2015, the Company does not have any derivative contracts containing credit-risk related contingent features, such as a credit rating downgrade, that may trigger collateral to be posted with a counterparty.
The following table summarizes information about collateral posted for derivatives in liability positions as of September 30, 2015:

	Collateral Information
	Notional Amount	Fair Value Prior to Nonperformance Risk	Nonperformance Risk	Collateral Posted	Nature of Collateral	Credit Risk Contingent Feature
	(in thousands)
Property Specific Swaps	$734,497	$63,553	$(2,457)	$—	Mortgage liens	None
TROR	361,141	24,426	56	50,569	Restricted cash, notes receivable, letters of credit	None
Total	$1,095,638	$87,979	$(2,401)	$50,569

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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes information about financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis (if applicable), and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate swaps (liabilities)	$—	$(2,873)	$(58,223)	$(61,096)
TROR (assets)	—	—	13,412	13,412
TROR (liabilities)	—	—	(24,482)	(24,482)
Fair value adjustment to the borrowings subject to TROR	—	—	2,305	2,305
Redeemable noncontrolling interest (1)	—	—	(168,226)	(168,226)
Total	$—	$(2,873)	$(235,214)	$(238,087)

	December 31, 2014
	(in thousands)
Interest rate caps (assets)	$—	$126	$—	$126
Interest rate swaps (liabilities)	—	(1,745)	(73,536)	(75,281)
TROR (assets)	—	—	8,236	8,236
TROR (liabilities)	—	—	(27,081)	(27,081)
Fair value adjustment to the borrowings subject to TROR	—	—	5,604	5,604
Redeemable noncontrolling interest (1)	—	—	(183,038)	(183,038)
Total	$—	$(1,619)	$(269,815)	$(271,434)

(1)	Redeemable noncontrolling interest is recorded at historical cost as of the period presented.
The following table presents a reconciliation of financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Redeemable Noncontrolling Interest	Interest Rate Swaps	Net TROR	Fair value adjustment to the borrowings subject to TROR	Total TROR Related	Total
	(in thousands)
Nine Months Ended September 30, 2015
Balance, January 1, 2015 (1)	$(183,038)	$(73,536)	$(18,845)	$5,604	$(13,241)	$(269,815)
Loss attributable to redeemable noncontrolling interest	14,812	—	—	—	—	14,812
Total realized and unrealized gains (losses):
Included in earnings	—	—	7,775	(3,299)	4,476	4,476
Included in other comprehensive income	—	15,313	—	—	—	15,313
Balance, September 30, 2015 (1)	$(168,226)	$(58,223)	$(11,070)	$2,305	$(8,765)	$(235,214)
Nine Months Ended September 30, 2014
Balance, January 1, 2014	$(171,743)	$(97,360)	$(24,346)	$8,869	$(15,477)	$(284,580)
Loss attributable to redeemable noncontrolling interest	13,299	—	—	—	—	13,299
Total realized and unrealized gains (losses):
Included in earnings	—	—	2,912	(2,279)	633	633
Included in other comprehensive income	—	19,067	—	—	—	19,067
Included in additional paid-in capital	(28,390)	—	—	—	—	(28,390)
Balance, September 30, 2014 (1)	$(186,834)	$(78,293)	$(21,434)	$6,590	$(14,844)	$(279,971)

(1)	Redeemable noncontrolling interest is recorded at historical cost as of the period presented.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents quantitative information about the significant unobservable inputs used to estimate the fair value of financial instruments measured on a recurring basis as of September 30, 2015:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value September 30, 2015	Valuation Technique	Unobservable Input	Input Values
	(in thousands)
Credit valuation adjustment of interest rate swap	$2,276	Potential future exposure	Credit spread	4.00%
TROR	$(11,070)	Third party bond pricing	Bond valuation	79.59 - 115.87
Fair value adjustment to the borrowings subject to TROR	$2,305	Third party bond pricing	Bond valuation	79.59 - 115.87
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
The following table summarizes the fair value of nonrecourse mortgage debt and notes payable (exclusive of the fair value of derivatives), revolving credit facility and convertible senior debt:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Fixed Rate Debt	$2,747,031	$3,062,517	$2,993,591	$3,421,373
Variable Rate Debt	2,026,387	2,015,261	1,944,610	1,924,823
Total	$4,773,418	$5,077,778	$4,938,201	$5,346,196

G. Capital Stock
In May 2015, the Company issued 37,375,000 shares of its Class A common stock in an underwritten public offering at a price of $22.50 per share, which included the underwriters’ exercise of their over-allotment option in full. The offering generated net proceeds of $806,500,000 after deducting underwriting discounts, commissions and other offering expenses. The Company used $386,156,000 of the net proceeds to finance the June 2015 acquisition of the Company’s partner’s 49% equity interest in seven life science office properties and two parking facilities at University Park at MIT, a mixed-use life science office campus in Cambridge, Massachusetts. Subsequent to the acquisition, the Company owns 100% of these assets. The Company used substantially all of the remaining net proceeds to retire a combination of nonrecourse mortgage debt and revolving credit facility borrowings.
During the three and nine months ended September 30, 2015, the Company issued shares of Class A common stock in connection with the separate, privately negotiated exchange transactions involving a portion of the Company’s 2016, 2018 and 2020 Senior Notes. See Note D – Convertible Senior Debt for detailed information on these Class A common stock issuances, as well as the receipt of shares of Class A common stock in connection with the termination of a convertible note hedge related to the 2016 Senior Notes.
In addition, during the three months ended September 30, 2015, the Company issued shares of Class A common stock to certain BCR entities in exchange of Class A Common Units pursuant to the Master Contribution Agreement. See the “Related Party Transactions” section of Note A – Accounting Policies for detailed information on this transaction.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

H. Stock-Based Compensation
During the nine months ended September 30, 2015, the Company granted 28,240 stock options, 826,718 shares of restricted stock and 627,385 performance shares under the Company’s 1994 Stock Plan. The stock options had a grant-date fair value of $7.79, which was computed using the Black-Scholes option-pricing model using the following assumptions: expected term of 5.5 years, expected volatility of 30.8%, risk-free interest rate of 1.71%, and expected dividend yield of 0%. The exercise price of the options is $24.62, the closing price of the underlying Class A common stock on the date of grant. The restricted stock had a grant-date fair value of $24.62 per share, the closing price of the Class A common stock on the date of grant. The performance shares had a weighted-average grant-date fair value of $32.14 per share, which was computed using Monte Carlo simulations.
At September 30, 2015, $1,734,000 of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 23 months, $23,600,000 of unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 27 months, and $18,573,000 of unrecognized compensation cost related to performance shares is expected to be recognized over a weighted-average period of 26 months.
The following table summarizes stock-based compensation costs and related deferred income tax benefit recognized in the financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Stock option costs	$320	$698	$985	$2,677
Restricted stock costs	3,349	2,833	11,950	9,136
Performance share costs	3,541	1,087	8,601	3,027
Total stock-based compensation costs	7,210	4,618	21,536	14,840
Less amount capitalized into qualifying real estate projects	(1,883)	(1,490)	(4,967)	(4,110)
Amount charged to operating expenses	5,327	3,128	16,569	10,730
Depreciation expense on capitalized stock-based compensation	227	139	679	586
Total stock-based compensation expense	$5,554	$3,267	$17,248	$11,316
Deferred income tax benefit	$2,131	$1,214	$6,642	$4,235
The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the nine months ended September 30, 2015 and 2014 was $1,926,000 and $1,358,000, respectively.
In connection with the vesting of restricted stock during the nine months ended September 30, 2015 and 2014, the Company repurchased 216,700 shares and 205,568 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $5,412,000 and $3,800,000, respectively.

I. Write-Offs of Abandoned Development Projects and Demolition Costs
On a quarterly basis, the Company reviews each project under development to determine whether it is probable the project will be developed. If management determines the project will not be developed, its project costs and other related expenses are written off as an abandoned development project cost. The Company abandons projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or third party challenges related to entitlements or public financing. In addition, costs expensed to demolish existing structures, if any, are included in these amounts. The Company recorded write-offs of abandoned development projects and demolition costs of $0 and $5,778,000 during the three and nine months ended September 30, 2015 and $456,000 and $1,389,000 during the three and nine months ended September 30, 2014, respectively. The Company recorded write-offs of abandoned development projects of unconsolidated entities of $0 and $10,191,000 during the three and nine months ended September 30, 2015, which is included in equity in earnings (loss). There were no write-offs of abandoned development projects of unconsolidated entities during the three and nine months ended September 30, 2014.

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
The following table summarizes the Company’s impairment of real estate included in continuing operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
		(in thousands)
Westchester's Ridge Hill (Regional Mall)	Yonkers, New York	$372,587	$—	$372,587	$—
Avenue at Tower City Center (Specialty Retail Center)	Cleveland, Ohio	—	—	—	72,473
Office Buildings:
Illinois Science and Technology Park	Skokie, Illinois	26,246	—	26,246	—
Terminal Tower	Cleveland, Ohio	—	—	—	42,208
Post Office Plaza	Cleveland, Ohio	—	—	—	14,378
Land inventory	Las Vegas, Nevada	16,307	—	16,307	—
Other		10,323	966	10,323	1,736
Total		$425,463	$966	$425,463	$130,795
During the three months ended September 30, 2015, the Company decided to pursue the partial sale, through a joint venture, of three of its consolidated regional malls, including Westchester's Ridge Hill. At September 30, 2015, discussions with a potential joint venture partner are ongoing and remain subject to further negotiation and applicable due diligence periods. The advanced status of the discussions triggered management to update its undiscounted cash flow analysis including its probability weighted estimated holding period of each asset. In each case the Company increased the likelihood of a near-term partial sale to a 70% probability at an estimated selling price equal to that indicated by the potential joint venture partner. The Company assigned a 30% probability that each of these assets would be held long-term. As a result, the updated estimated probability weighted undiscounted cash flows exceeded the carrying value of two of the malls but no longer exceeded the carrying value of Westchester’s Ridge Hill, requiring the Company to adjust the carrying value to its estimated fair value. The Company had been considering strategies to recapitalize Westchester’s Ridge Hill in the past but had not formally marketed or entered into advanced discussions until the three months ended September 30, 2015. The previous undiscounted cash flow analysis assigned a 10% probability of near-term sale. In order to adjust the carrying value of Westchester’s Ridge Hill to its estimated fair value, the Company recorded an impairment charge of $372,587,000 during the three months ended September 30, 2015.
The Company continues to execute its strategy of focusing on core products located in core markets. In executing this strategy, the Company had been marketing for sale all operating assets at Illinois Science & Technology Park in Skokie, Illinois. During 2015, the Company had several interested parties in the assets at pricing that approximated the carrying value of the assets. During the three months ended September 30, 2015, the high bidder withdrew their offer and certain market conditions, including the loss of possible redevelopment incentives, negatively impacted the pricing from other interested parties. At September 30, 2015, discussions with a potential purchaser are ongoing and remain subject to further negotiation. Based on these factors, the Company increased the likelihood of a near-term sale and reduced the pricing in such scenario in its estimated probability weighted undiscounted cash flows. As a result, these estimated undiscounted cash flows no longer exceeds the carrying value of the assets, requiring the Company to adjust the carrying value to its estimated fair value. As such, the Company recorded an impairment charge of $26,246,000 during the three months ended September 30, 2015.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The Company currently owns 13.5 acres of land located in Las Vegas, Nevada, which is included in land inventory on its consolidated balance sheet. The Company has been marketing the land for sale for over twelve months without closing a sale of any of the parcels. During the three months ended September 30, 2015, it became evident the expected sale price was less than originally estimated and lower than carrying value. The Company has a letter of intent for a portion of the land and continues to market the remaining parcels. Using the letter of intent pricing, in addition to other information gathered from other market participants, including verbal bids, the Company adjusted its estimated selling price, less cost to sell, of this land, which was less than its carrying value. As such, the Company recorded an impairment charge of $16,307,000 during the three months ended September 30, 2015.
The Company began negotiations for the sale of several operating assets in Cleveland, Ohio during the three months ended June 30, 2014. At June 30, 2014, discussions with a potential purchaser were at various stages for each of the assets and remained subject to further negotiation and applicable due diligence periods. Based on the advanced status of the discussions, the Company reviewed and adjusted the estimated holding periods of each applicable asset and in each case increased the likelihood of a near term sale. As a result, the estimated probability weighted undiscounted cash flows no longer exceed the carrying value of certain assets, requiring the Company to adjust the carrying value of those assets as described in the above table, to their estimated fair value. During the three months ended September 30, 2014, the negotiations with the potential buyer ceased, as mutually agreeable terms could not be reached.
Impairment of Real Estate - Fair Value Information
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of real estate for the nine months ended September 30, 2015 and 2014:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
September 30, 2015
Impairment of real estate	$630,797	Indicative bids	Indicative bids	N/A (1)
Impairment of real estate	$5,128	Comparable property market analysis	Price per square foot	$18 per square foot
September 30, 2014
Impairment of real estate	$44,200	Discounted cash flows	Market capitalization rate	8.0% - 10.0%
			Discount rate	10.5% - 12.0%
Impairment of real estate	$38,750	Indicative bids	Indicative bids	N/A (1)

(1)	These fair value measurements were derived from bona fide purchase offers from third party prospective buyers, subject to the Company’s corroboration for reasonableness.
Impairment of Unconsolidated Entities
The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate its carrying value in the investments may be in excess of fair value. An equity method investment’s value is impaired if management’s estimate of its fair value is less than the carrying value and the difference is deemed to be other-than-temporary. In estimating fair value, assumptions that may be used include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, all of which are considered Level 3 inputs. For recently opened properties, assumptions also include the timing of initial property lease up. In the event initial property lease up assumptions differ from actual results, estimated future discounted cash flows may vary, resulting in impairment charges in future periods. The Company recorded $1,384,000 of impairments of unconsolidated entities during the three and nine months ended September 30, 2015. There were no impairments of unconsolidated entities recorded during the three and nine months ended September 30, 2014.

K. Net Loss on Disposition of Partial Interest in Development Project
On June 30, 2014, the Company entered into a joint venture with Greenland Atlantic Yards, LLC, a subsidiary of Shanghai-based Greenland Holding Group Company Limited (“Greenland”) to develop Pacific Park Brooklyn, a 22 acre mixed-use project in Brooklyn, New York. Greenland acquired 70% of the joint venture and will share in the total project costs in proportion to their ownership interests. The joint venture intends to co-develop the entire project including the infrastructure and vertical construction of the residential units, excluding Barclays Center arena and the under-construction B2 BKLYN apartment community. For its 70% equity interest, Greenland invested cash and assumed 70% of the nonrecourse mortgage debt on the project. The transaction resulted in net cash proceeds of $208,275,000, net of transaction costs, during the year ended December 31, 2014 and a net loss on disposition of partial interest in development project of $19,590,000 ($16,211,000, net of noncontrolling interests) during the nine months ended September 30, 2014. Upon closing, the Company determined it was not the primary beneficiary of the joint venture. As a result, the Company deconsolidated the Pacific Park Brooklyn development project and accounts for the joint venture on the equity method of accounting.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

L. Net Gain (Loss) on Disposition of Full or Partial Interest in Rental Properties
The following table summarizes the net gain (loss) on disposition of full or partial interest in rental properties:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
		(in thousands)
Office Buildings:
Skylight Office Tower	Cleveland, Ohio	$1,746	$—	$1,746	$—
Stapleton - 3055 Roslyn	Denver, Colorado	—	(146)	—	(146)
Other		—	—	—	(467)
		$1,746	$(146)	$1,746	$(613)
Effective April 1, 2014, the Company adopted the new accounting guidance for reporting discontinued operations. As a result, the dispositions summarized above did not qualify for discontinued operations. The gain (loss) on the dispositions is included in net gain (loss) on disposition of full or partial interest in rental properties.

M. Net Gain on Change in Control of Interests
The following table summarizes the net gain on change in control of interests:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
		(in thousands)
University Park at MIT	Cambridge, Massachusetts	$—	$—	$463,643	$—
Apartment Communities:
Cherry Tree	Strongsville, Ohio	—	—	7,391	—
Chestnut Lake	Strongsville, Ohio	—	—	8,525	—
Stratford Crossing	Wadsworth, Ohio	—	—	8,125	—
Other		—	—	—	2,759
Total		$—	$—	$487,684	$2,759
Apartment Communities
In April 2015, the Company acquired its partner’s 50% equity ownership interest in three operating apartment communities (Cherry Tree, Chestnut Lake and Stratford Crossing) in exchange for the Company’s 50% equity ownership in five operating apartment communities (Arbor Glen, Eaton Ridge, Newport Landing, Parkwood Village and Sutton Landing) in a non-cash transaction. Subsequent to the transaction, the Company owns 100% of the three retained operating apartment communities. See Note P – Net Gain on Disposition of Interest in Unconsolidated Entities for detailed information on the net gain on disposition of interest in unconsolidated entities related to the five operating apartment communities exchanged.
University Park at MIT
In June 2015, the Company completed the share purchase and redemption agreement with its partner to acquire the partner’s 49% equity ownership interest in seven life science office properties and two parking facilities at University Park at MIT, a mixed-use life science office campus in Cambridge, Massachusetts (“MIT Assets”). The Company used $386,156,000 of the net proceeds from the May 2015 equity offering to finance this acquisition. See Note G – Capital Stock for information on the equity offering.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The fair value of the acquisition was allocated as follows. All amounts are presented in thousands.

Real Estate, net	$1,121,786
Restricted cash	17,235
Notes and accounts receivable, net	1,801
Other assets (1)	103,804
1,244,626
Mortgage debt and notes payable, nonrecourse	(363,147)
Accounts payable, accrued expenses and other liabilities (2)	(94,214)
Net Assets Acquired	$787,265

Net gain on change in control of interests	$463,643
Carrying value of previously held equity interests	(62,534)
Fair value of previously held equity interests (3)	401,109
Cash paid	386,156
Total	$787,265

(1)	Primarily consists of $78,000 of in-place leases and $20,000 of below-market ground leases with weighted-average lives at the time of acquisition of 3.6 years and 60 years, respectively.

(2)	Primarily consists of $49,000 of below-market tenant leases and $24,000 of above-market ground leases with weighted-average lives at the time of acquisition of 3.6 years and 58 years, respectively.

(3)
The significant assumptions used to value the previously held equity interests in the MIT Assets were determined to be Level 3 inputs. The weighted-average discount rate applied to cash flows and the weighted-average terminal capitalization rate were 7.0% and 6.0%, respectively.

Pro Forma Information
The following unaudited supplemental pro forma operating data is presented for the nine months ended September 30, 2015 and 2014, as if the step acquisition related to the MIT Assets was effective January 1, 2014. The gain on change in control of interests related to this acquisition was adjusted to the assumed acquisition date. The unaudited supplemental pro forma operating data is not necessarily indicative of what the Company’s actual results of operations would have been assuming the transactions had been effective as set forth above, nor do they purport to represent the Company’s results of operations for future periods. The qualitative and quantitative effect to the pro forma operating data related to the remaining acquisitions described in the table above was not material.

		Pro Forma Adjustments
	Nine Months Ended September 30, 2015	Remove: Net Gain on Change in Control of Interests (1)	Other Pro Forma Adjustments (2)	Pro Forma Nine Months Ended September 30, 2015
	(in thousands, except share and per share data)
Revenues	$785,898	$—	$43,742	$829,640
Loss from continuing operations	$(57,038)	$(283,828)	$(15,211)	$(356,077)
Net loss attributable to common shareholders	$(52,672)	$(283,828)	$(15,211)	$(351,711)

Weighted average shares outstanding - Basic	230,778,223			230,778,223
Net loss attributable to common shareholders - Basic	$(0.23)			$(1.52)

Weighted average shares outstanding - Diluted	230,778,223			230,778,223
Net loss attributable to common shareholders - Diluted	$(0.23)			$(1.52)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

		Pro Forma Adjustments
	Nine Months Ended September 30, 2014	Add: Net Gain on Change in Control of Interests (1)	Other Pro Forma Adjustments (2)	Pro Forma Nine Months Ended September 30, 2014
	(in thousands, except share and per share data)
Revenues	$713,917	$—	$67,482	$781,399
Earnings (loss) from continuing operations	$(100,526)	$283,828	$(26,153)	$157,149
Net earnings (loss) attributable to common shareholders	$(76,786)	$283,828	$(26,153)	$180,889

Weighted average shares outstanding - Basic	198,328,900			198,328,900
Net earnings (loss) attributable to common shareholders - Basic	$(0.39)			$0.89

Weighted average shares outstanding - Diluted	198,328,900			231,151,937
Net earnings (loss) attributable to common shareholders - Diluted	$(0.39)			$0.82

(1)	Gain on change in control of interests of $463,643, net of tax of $179,815.

(2)
Represents additional depreciation and amortization expense related to the increased basis of real estate and intangible assets, plus pro forma earnings of the 100% ownership interests, less actual equity in earnings related to the Company’s 51% prior ownership for the periods presented.

N. Loss on Extinguishment of Debt
For the three and nine months ended September 30, 2015, the Company recorded $23,609,000 and $61,953,000, respectively, as loss on extinguishment of debt. For the three and nine months ended September 30, 2014, the Company recorded $49,000 and $927,000, respectively, as loss on extinguishment of debt. The loss on extinguishment of debt recorded for 2015 primarily relates to the February, March and July 2015 separate, privately negotiated exchange transactions involving a portion of the Company’s 2016, 2018 and 2020 Senior Notes. See Note D – Convertible Senior Debt for detailed information on the non-tax deductible loss on extinguishment of debt.

O. Income Taxes
Income tax expense (benefit) was $(179,646,000) and $(365,000) for the three months ended September 30, 2015 and 2014, respectively, and $3,399,000 and $(43,381,000) for the nine months ended September 30, 2015 and 2014, respectively. The difference in recorded income tax expense/benefit versus income tax expense/benefit computed at the statutory federal income tax rate is primarily attributable to state income taxes, changes in state net operating losses, additional general business credits, changes to valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income. The most significant permanent difference during the three and nine months ended September 30, 2015 was the non-tax deductible inducement payments recorded as a loss on extinguishment of debt in connection with the separate, privately negotiated exchanges of a portion of the Company’s Senior Notes.
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

		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
		(in thousands)
Mall at Stonecrest (Regional Mall)	Atlanta, Georgia	$—	$7,952	$—	$7,952
Liberty Center (Office Building)	Pittsburgh, Pennsylvania	—	1,237	—	1,237
Apartment Communities:
Newport Landing	Coventry Township, Ohio	—	—	5,765	—
Eaton Ridge	Sagamore Hills, Ohio	—	—	4,745	—
Arbor Glen	Twinsburg, Ohio	—	—	3,422	—
Parkwood Village	Brunswick, Ohio	—	—	2,817	—
Sutton Landing	Brimfield, Ohio	—	—	2,535	—
Westwood Reserve	Tampa, Florida	—	—	—	8,904
Legacy Crossroads	Cary, North Carolina	—	—	—	6,216
Colonial Grand	Tampa, Florida	—	—	—	4,904
Legacy Arboretum	Charlotte, North Carolina	—	—	—	3,257
Barrington Place	Raleigh, North Carolina	—	—	—	1,515
Golden Gate (Specialty Retail Center)	Mayfield Heights, Ohio	—	—	—	16,440
Other		1,009	—	1,009	(350)
		$1,009	$9,189	$20,293	$50,075
In April 2015, the Company acquired its partner’s 50% equity ownership interest in three operating apartment communities (Cherry Tree, Chestnut Lake and Stratford Crossing) in exchange for the Company’s 50% equity ownership in five operating apartment communities (Arbor Glen, Eaton Ridge, Newport Landing, Parkwood Village and Sutton Landing) in a non-cash transaction. As a result, the Company recorded gains on disposition of interest in unconsolidated entities as noted above during the nine months ended September 30, 2015. See Note M – Net Gain on Change in Control of Interests for detailed information on the net gain on change in control of interests related to the three retained operating apartment communities.

Q. Discontinued Operations
Effective April 1, 2014, the Company adopted the new accounting guidance for reporting discontinued operations. As a result, fewer rental property disposals qualify to be reported as discontinued operations. There were no rental property dispositions during the three and nine months ended September 30, 2015 that met the requirements for discontinued operations reporting.
The following tables summarize the rental properties included in discontinued operations during the three and nine months ended September 30, 2014:

Property	Location	Square Feet	Period Disposed	Three Months Ended 9/30/14	Nine Months Ended 9/30/14
Commercial Group:
Promenade Bolingbrook	Bolingbrook, Illinois	771,000 square feet	Q2-2014	—	Yes
Quartermaster Plaza	Philadelphia, Pennsylvania	456,000 square feet	Q1-2014	—	Yes
Mesa del Sol - 5600 University SE	Albuquerque, New Mexico	87,000 square feet	Q1-2014	—	Yes

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
	(in thousands)
Revenues	$—	$7,034
Expenses
Operating expenses	—	3,026
Depreciation and amortization	—	987
	—	4,013

Gain on disposition of rental properties	—	28,100
Interest expense	—	(5,538)
Amortization of mortgage procurement costs	—	(41)
Loss on extinguishment of debt	—	(448)
Earnings before income taxes	—	25,094
Income tax expense	—	12,082
Earnings from discontinued operations	—	13,012
Noncontrolling interest
Gain on disposition of rental properties	—	58
Operating loss from rental properties	—	(8)
	—	50
Earnings from discontinued operations attributable to Forest City Enterprises, Inc.	$—	$12,962
The following table summarizes the pre-tax gain on disposition of rental properties:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
	(in thousands)
Quartermaster Plaza (Specialty Retail Center)	$—	$26,373
Promenade Bolingbrook (Regional Mall)	—	1,276
Mesa del Sol - 5600 University SE (Office Building)	—	451
	$—	$28,100

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

R. Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing earnings per share (“EPS”). The Class A Common Units (“Units”), which are reflected as noncontrolling interests in the Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Units are included in the computation of basic EPS using the two-class method. The Class A common stock issuable in connection with conversion of the 2016 Senior Notes, 2018 Senior Notes and 2020 Senior Notes is included in the computation of diluted EPS using the if-converted method. The loss from continuing operations attributable to Forest City Enterprises, Inc. for the three and nine months ended September 30, 2015 and nine months ended September 30, 2014 was allocated solely to holders of common stock as the participating security holders do not share in losses.
The reconciliation of the basic and diluted EPS computations is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerators (in thousands)
Earnings (loss) from continuing operations attributable to Forest City Enterprises, Inc.	$(302,219)	$686	$(52,672)	$(89,748)
Undistributed earnings allocated to participating securities	—	(17)	—	—
Earnings (loss) from continuing operations attributable to common shareholders ‑ Basic and Diluted	$(302,219)	$669	$(52,672)	$(89,748)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(302,219)	$686	$(52,672)	$(76,786)
Undistributed earnings allocated to participating securities	—	(17)	—	—
Net earnings (loss) attributable to common shareholders ‑ Basic and Diluted	$(302,219)	$669	$(52,672)	$(76,786)
Denominators
Weighted average shares outstanding ‑ Basic	255,417,396	198,893,584	230,778,223	198,328,900
Effect of stock options and performance shares	—	750,295	—	—
Weighted average shares outstanding ‑ Diluted (1)	255,417,396	199,643,879	230,778,223	198,328,900
Earnings Per Share
Earnings (loss) from continuing operations attributable to common shareholders ‑ Basic and Diluted	$(1.18)	$—	$(0.23)	$(0.45)
Net earnings (loss) attributable to common shareholders ‑ Basic and Diluted	$(1.18)	$—	$(0.23)	$(0.39)

(1)
Incremental shares from dilutive options, restricted stock, performance shares and convertible units aggregating 17,959,278, 25,382,494 and 37,238,228, for the three and nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive due to the loss from continuing operations. Incremental shares from restricted stock, Class A common units and convertible securities aggregating 36,120,026 for the three months ended September 30, 2014 were not included in the computation of diluted EPS because their effect is anti-dilutive. Weighted-average options, restricted stock and performance shares of 2,666,555 and 2,304,807 for the three and nine months ended September 30, 2015, respectively, and 3,240,497 and 3,470,348 for the three and nine months ended September 30, 2014, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive under the treasury stock method.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

S. Segment Information
The following tables summarize financial data for the Company’s reportable operating segments. All amounts are presented in thousands.

	September 30, 2015	December 31, 2014
	Identifiable Assets
Commercial Group	$5,015,253	$4,210,714
Residential Group	3,583,466	3,172,188
Arena	955,409	955,570
Land Development Group	275,502	250,833
Corporate Activities	130,611	225,635
	$9,960,241	$8,814,940

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	Revenues				Operating Expenses
Commercial Group	$159,706	$129,345	$422,858	$383,221	$79,720	$70,224	$226,929	$224,929
Residential Group	79,703	63,303	230,223	190,525	44,715	43,704	134,117	127,046
Arena	24,637	25,039	80,497	84,968	17,199	17,105	55,019	55,399
Land Development Group	25,011	17,056	52,320	55,203	11,869	5,358	23,234	24,307
Corporate Activities	—	—	—	—	19,706	13,763	61,393	35,383
	$289,057	$234,743	$785,898	$713,917	$173,209	$150,154	$500,692	$467,064

	Depreciation and Amortization				Interest and Other Income
Commercial Group	$48,819	$29,304	$115,392	$91,756	$1,708	$1,579	$5,614	$5,585
Residential Group	21,670	16,608	62,363	49,660	3,030	5,101	9,790	18,145
Arena	8,811	8,793	26,403	25,999	—	—	—	—
Land Development Group	28	88	540	269	4,213	3,384	12,394	10,091
Corporate Activities	638	718	2,084	2,154	44	32	179	153
	$79,966	$55,511	$206,782	$169,838	$8,995	$10,096	$27,977	$33,974

	Interest Expense				Capital Expenditures
Commercial Group	$29,040	$31,093	$89,211	$97,938	$50,788	$17,655	$122,001	$98,033
Residential Group	6,019	8,030	12,629	23,032	83,250	62,795	199,433	187,656
Arena	9,415	10,895	29,650	30,101	12,500	2,890	17,022	9,442
Land Development Group	(189)	(287)	(1,059)	(572)	—	20	15	36
Corporate Activities	4,722	9,581	18,904	28,418	—	—	19	15
	$49,007	$59,312	$149,335	$178,917	$146,538	$83,360	$338,490	$295,182
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The reconciliations of net earnings (loss) to FFO by segment are shown in the following tables. All amounts are presented in thousands.

Three Months Ended September 30, 2015	Commercial Group	Residential Group	Arena	Land Development Group	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(407,249)	$604	$(5,733)	$15,027	$95,132	$(302,219)
Depreciation and amortization – Real Estate Groups	60,852	25,549	5,075	14	—	91,490
Net gain on disposition of full or partial interests in rental properties	(1,746)	—	—	—	—	(1,746)
Gain on disposition of unconsolidated entities	(1,009)	—	—	—	—	(1,009)
Impairment of consolidated depreciable real estate	400,733	8,423	—	—	—	409,156
Income tax expense (benefit) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	1,088	1,088
Impairment of depreciable real estate	—	—	—	—	(158,805)	(158,805)
FFO attributable to Forest City Enterprises, Inc.	$51,581	$34,576	$(658)	$15,041	$(62,585)	$37,955

Three Months Ended September 30, 2014	Commercial Group	Residential Group	Arena	Land Development Group	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$12,190	$5,512	$(5,575)	$13,171	$(24,612)	$686
Depreciation and amortization – Real Estate Groups	41,725	24,175	4,986	41	—	70,927
Net loss on disposition of full or partial interests in rental properties	173	—	—	—	—	173
Gain on disposition of unconsolidated entities	(9,189)	—	—	—	—	(9,189)
Income tax expense on non-FFO:
Gain on disposition of rental properties	—	—	—	—	3,310	3,310
FFO attributable to Forest City Enterprises, Inc.	$44,899	$29,687	$(589)	$13,212	$(21,302)	$65,907

Nine Months Ended September 30, 2015	Commercial Group	Residential Group	Arena	Land Development Group	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$52,631	$54,034	$(15,763)	$38,254	$(181,828)	$(52,672)
Depreciation and amortization – Real Estate Groups	152,708	74,657	15,192	427	—	242,984
Net gain on disposition of full or partial interests in rental properties	(1,746)	—	—	—	—	(1,746)
Gain on disposition of unconsolidated entities	(1,009)	(19,284)	—	—	—	(20,293)
Impairment of consolidated depreciable real estate	400,733	8,423	—	—	—	409,156
Income tax expense (benefit) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	8,549	8,549
Impairment of depreciable real estate	—	—	—	—	(158,805)	(158,805)
FFO attributable to Forest City Enterprises, Inc.	$603,317	$117,830	$(571)	$38,681	$(332,084)	$427,173

Nine Months Ended September 30, 2014	Commercial Group	Residential Group	Arena	Land Development Group	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(111,414)	$48,613	$(13,378)	$36,257	$(36,864)	$(76,786)
Depreciation and amortization – Real Estate Groups	130,198	71,367	14,927	116	—	216,608
Net loss on disposition of full or partial interests in rental properties	640	—	—	—	—	640
Gain on disposition of unconsolidated entities	(25,279)	(24,796)	—	—	—	(50,075)
Impairment of consolidated depreciable real estate	129,059	—	—	—	—	129,059
Discontinued operations:
Depreciation and amortization – Real Estate Groups	986	—	—	—	—	986
Gain on disposition of rental properties	(28,042)	—	—	—	—	(28,042)
Income tax expense (benefit) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	32,028	32,028
Impairment of depreciable real estate	—	—	—	—	(50,053)	(50,053)
FFO attributable to Forest City Enterprises, Inc.	$96,148	$95,184	$1,549	$36,373	$(54,889)	$174,365

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
RESULTS OF OPERATIONS
Corporate Description
We principally engage in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. We have approximately $10.0 billion of consolidated assets in 24 states and the District of Columbia at September 30, 2015. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C. We have regional offices in Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
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
Significant milestones during the third quarter of 2015 include:

•
Announced that on September 16, 2015, the Securities and Exchange Commission (the “SEC”) declared our wholly owned subsidiary, Forest City Realty Trust, Inc.’s registration statement on Form S-4 effective;

•	Filed a definitive proxy statement with the SEC on September 17, 2015 and Forest City Realty Trust, Inc. filed a prospectus in connection with our plan to convert to REIT status;

•
Announced a new organizational structure effective concurrent with our planned REIT conversion on January 1, 2016. The new structure will be organized around function (operations, development and support services) instead of our historical structure which is organized primarily around asset type (retail, office and apartments);

•
Entered into separate, privately negotiated exchanges of $8,151,000, $75,387,000 and $55,407,000 aggregate principal amount of our 5.00% Senior Notes due 2016, 4.25% Senior Notes due 2018 and 3.625% Senior Notes due 2020 for 6,322,540 shares of Class A common stock and a cash payment of $25,728,000 in the aggregate;

•
Completed the sale of Skylight Office Tower, an office building located in Cleveland, Ohio. The sale generated net cash proceeds of $34,944,000. This disposition is part of our strategy to sell operating assets in non-core markets;

•	Began the phased opening of Kapolei Lofts, an apartment community in Kapolei, Hawaii;

•	Commenced construction at Broadway and Hill, an apartment community in Los Angeles, California; and

•	Closed $145,550,000 of nonrecourse mortgage financing transactions.
In addition, subsequent to September 30, 2015, we achieved the following significant milestone:

•
Announced that each of the proposals related to our conversion to REIT status presented to shareholders at our special shareholder meeting held on October 20, 2015 received the required number of affirmative votes, and as a result, each proposal was approved by the shareholders.

Net Operating Income
Net Operating Income (“NOI”), a non-GAAP measure, reflects our share of the core operations of our rental real estate portfolio, prior to any financing activity. NOI is defined as revenues less operating expenses of consolidated and unconsolidated subsidiaries within our Commercial Group and our Residential Group, except for revenues and cost of sales associated with sales of land held in these segments. The activities of the Land Development Group and Corporate Activities do not involve the operations of our rental property portfolio and therefore are not included in NOI.
Our historical NOI was calculated based on an entire company perspective rather than focusing on the core operations of our rental real estate portfolio. It included amounts associated with the Land Development Group and Corporate Activities, all of which are now excluded to arrive at our new rental real estate portfolio NOI measure. In addition, we evaluated revenue and expense items in the Commercial and Residential segments and determined straight-line rent adjustments should be included in NOI (previously excluded) and land sales less cost of land sales, interest and other income and write-offs of abandoned development projects should be excluded (previously included). We believe the current NOI calculation provides a financial measure that better reflects the ongoing operating performance of our rental property portfolio and aligns our NOI reporting closer to that of our peers. Prior periods were adjusted for comparability purposes.
We believe NOI provides important information about our core operations and, along with earnings, is necessary to understand our business and operating results. A reconciliation between NOI and Earnings (Loss) Before Income Taxes, the most comparable financial measure calculated in accordance with GAAP, is presented below. Although NOI is not presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), investors can use this non-GAAP measure as supplementary information to evaluate our business. NOI is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, our GAAP measures and may not be directly comparable to similarly-titled measures reported by other companies.

Reconciliation of Earnings (Loss) Before Income Taxes (GAAP) to Net Operating Income (non-GAAP) (in thousands):

	Nine Months Ended September 30,
	2015		2014
Loss before income taxes (GAAP)		$(52,454)		$(224,450)
Equity in earnings (loss)	$(20,094)		$30,468
Exclude non-NOI activity from unconsolidated entities:
Land and non-rental activity, net	(4,420)		685
Interest and other income	(1,057)		(293)
Losses associated with the Nets	38,435		2,361
Write offs of abandoned development projects	10,191		—
Depreciation and amortization	64,861		66,901
Interest expense and extinguishment of debt	76,087		81,747
Total NOI from unconsolidated entities	$164,003	164,003	$181,869	181,869
Land sales		(47,589)		(50,367)
Cost of land sales		15,716		17,081
Land Development Group revenues		(5,342)		(5,585)
Land Development Group operating expenses		7,608		7,486
Corporate general and administrative expenses		35,895		35,383
REIT conversion and reorganization costs		25,498		—
Write-offs of abandoned development projects and demolition costs		5,778		1,389
Interest and other income		(27,977)		(33,974)
Interest expense		149,335		178,917
Loss on extinguishment of debt		61,953		927
Net loss on disposition of partial interest in development project		—		19,590
Net (gain) loss on disposition of full or partial interest in rental properties		(1,746)		613
Net gain on change in control of interests		(487,684)		(2,759)
Impairment of real estate		425,463		130,795
Depreciation and amortization		206,782		169,838
Amortization of mortgage procurement costs		5,756		5,967
Net operating income (Non-GAAP)		$480,995		$432,720

Comparable NOI
We use comparable NOI as a metric to evaluate the performance of our multifamily, office and retail properties. This measure provides a same-store comparison of operating results of all stabilized properties that are open and operating in all periods presented. Non-capitalizable development costs and unallocated management and service company overhead are not directly attributable to an operating property and are considered non-comparable NOI. In addition, certain income and expense items at the property level, such as lease termination income, real estate tax assessments or rebates and NOI impacts of changes in ownership percentages, are excluded from comparable NOI and are included in non-comparable NOI. Retained properties considered non-comparable are disclosed in the Segment Operating Results of the MD&A of this 10-Q. Other properties and activities such as Arena, subsidized senior housing, military housing, straight-line rent adjustments and participation payments as a result of refinancing transactions are not evaluated on a comparable basis and the NOI from these properties and activities is considered non-comparable NOI.
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
For the nine months ended September 30, 2015, comparable NOI increased 5.1% for retail, 4.0% for office and 4.5% for residential compared with the same period in the prior year.
The following is a reconciliation of comparable NOI to total NOI.

	Net Operating Income (in thousands)
	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
Full Consolidation	Comparable	Non-Comparable	Total	Comparable	Non-Comparable	Total
Retail	$125,373	$11,389	$136,762	$119,289	$10,228	$129,517
Office	178,230	12,634	190,864	171,106	4,197	175,303
Apartments	123,456	17,852	141,308	117,670	1,731	119,401
Arena	—	25,336	25,336	—	29,448	29,448
Subsidized Senior Housing	—	13,191	13,191	—	12,130	12,130
Military Housing	—	19,616	19,616	—	15,796	15,796
Straight-line rent adjustments	—	4,709	4,709	—	2,834	2,834
Participation payments	—	(11)	(11)	—	(1,469)	(1,469)
Other	—	(50,780)	(50,780)	—	(50,240)	(50,240)
Grand Total	$427,059	$53,936	$480,995	$408,065	$24,655	$432,720

	Nine Months Ended September 30,
Comparable NOI (net of Noncontrolling Interests (“NCI”))	2015	2014	% Change
	(in thousands)
Retail Comparable NOI	$125,373	$119,289
NOI attributable to NCI	—	—
Subtotal Retail	125,373	119,289	5.1%

Office Comparable NOI	178,230	171,106
NOI attributable to NCI	(7,320)	(6,788)
Subtotal Office	170,910	164,318	4.0%

Apartments Comparable NOI	123,456	117,670
NOI attributable to NCI	(8,312)	(7,473)
Subtotal Apartments	115,144	110,197	4.5%

Grand Total Comparable NOI (net of NCI)	$411,427	$393,804	4.5%

Net Operating Income by Product Type
Full Consolidation (in thousands)

Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

NOI by Product Type	$501,741	NOI by Product Type	$452,147
Arena	25,336	Arena	29,448
Straight-line rent adjustments	4,709	Straight-line rent adjustments	2,834
Participation payments	(11)	Participation payments	(1,469)
Other (2)	(50,780)	Other (2)	(50,240)
Grand Total NOI	$480,995	Grand Total NOI	$432,720

(1)	Includes limited-distribution subsidized senior housing.

(2)	Includes non-capitalizable development costs and unallocated management and service company overhead.

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
The table below reconciles net earnings (loss), the most comparable GAAP measure, to FFO, a non-GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(302,219)	$686	$(52,672)	$(76,786)
Depreciation and Amortization—Real Estate Groups (1)	91,490	70,927	242,984	217,594
Gain on disposition of full or partial interests in rental properties	(2,755)	(9,016)	(22,039)	(77,477)
Impairment of depreciable rental properties	409,156	—	409,156	129,059
Income tax expense (benefit) adjustment — current and deferred (2):
Gain on disposition of full or partial interests in rental properties	1,088	3,310	8,549	32,028
Impairment of depreciable rental properties	(158,805)	—	(158,805)	(50,053)
FFO attributable to Forest City Enterprises, Inc.	$37,955	$65,907	$427,173	$174,365

FFO Per Share - Diluted
Numerator (in thousands):
FFO attributable to Forest City Enterprises, Inc.	$37,955	$65,907	$427,173	$174,365
If-Converted Method (adjustments for interest, net of tax):
5.000% Notes due 2016	24	382	407	1,147
4.250% Notes due 2018	1,112	2,277	4,641	6,830
3.625% Notes due 2020	712	1,664	3,108	4,993
FFO for per share data	$39,803	$70,230	$435,329	$187,335
Denominator:
Weighted average shares outstanding—Basic	255,417,396	198,893,584	230,778,223	198,328,900
Effect of stock options, restricted stock and performance shares	1,748,909	1,758,916	2,559,270	1,741,929
Effect of convertible debt	13,416,727	32,138,215	19,910,541	32,138,215
Effect of convertible Class A Common Units	2,793,642	2,973,190	2,912,683	3,358,084
Weighted average shares outstanding - Diluted	273,376,674	235,763,905	256,160,717	235,567,128
FFO Per Share	$0.15	$0.30	$1.70	$0.80

(1)	The following table provides detail of depreciation and amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Full Consolidation	$79,966	$55,511	$206,782	$169,838
Non-Real Estate	(1,123)	(1,217)	(3,495)	(3,484)
Real Estate Groups Full Consolidation	78,843	54,294	203,287	166,354
Real Estate Groups related to noncontrolling interest	(7,710)	(4,888)	(22,856)	(14,250)
Real Estate Groups Unconsolidated	20,357	21,521	62,553	64,504
Real Estate Groups Discontinued Operations	—	—	—	986
Real Estate Groups at our proportional share	$91,490	$70,927	$242,984	$217,594

(2)	The following table provides detail of income tax expense (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Income tax expense (benefit) on FFO
Operating Earnings:
Current taxes	$1,088	$(6,922)	$1,730	$(13,504)
Deferred taxes	(23,017)	3,247	151,925	230
Total income tax expense (benefit) on FFO	(21,929)	(3,675)	153,655	(13,274)

Income tax expense (benefit) on non-FFO
Disposition of full or partial interests in rental properties:
Current taxes	$5,438	$10,415	$8,320	$26,171
Deferred taxes	(4,350)	(7,105)	229	5,857
Disposition of full or partial interests in rental properties	1,088	3,310	8,549	32,028

Impairment of depreciable rental properties
Deferred taxes	$(158,805)	$—	$(158,805)	$(50,053)
Total income tax expense (benefit) on non-FFO	(157,717)	3,310	(150,256)	(18,025)
Grand Total	$(179,646)	$(365)	$3,399	$(31,299)

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

The table below reconciles FFO to Operating FFO.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
FFO attributable to Forest City Enterprises, Inc.	$37,955	$65,907	$427,173	$174,365
Impairment of non-depreciable real estate	17,691	966	17,691	1,736
Write-offs of abandoned development projects and demolition costs	—	456	15,969	1,389
Tax credit income	(3,308)	(3,515)	(10,520)	(12,942)
(Gain) loss on extinguishment of debt	23,018	(300)	61,970	1,322
Change in fair market value of nondesignated hedges	1,033	55	(4,059)	3,046
Net gain on change in control of interests	—	—	(487,684)	(2,759)
Straight-line rent adjustments	(4,111)	779	(4,471)	(2,596)
Participation payments	11	—	11	1,469
Net loss on disposition of partial interest in development project	—	—	—	16,211
REIT conversion and reorganization costs	9,515	—	25,498	—
Nets pre-tax FFO	36,842	947	38,435	2,361
Income tax expense (benefit) on FFO	(21,929)	(3,675)	153,655	(13,274)
Operating FFO attributable to Forest City Enterprises, Inc.	$96,717	$61,620	$233,668	$170,328

Operating FFO Per Share - Diluted
Numerator (in thousands):
Operating FFO attributable to Forest City Enterprises, Inc.	$96,717	$61,620	$233,668	$170,328
If-Converted Method (adjustments for interest, pre-tax):
5.000% Notes due 2016	39	625	665	1,875
4.250% Notes due 2018	1,816	3,719	7,581	11,156
3.625% Notes due 2020	1,164	2,719	5,078	8,156
Operating FFO for per share data	$99,736	$68,683	$246,992	$191,515

Denominator:
Weighted average shares outstanding - Diluted	273,376,674	235,763,905	256,160,717	235,567,128
Operating FFO Per Share	$0.36	$0.29	$0.96	$0.81

Commercial Group
Comparable leased occupancy is 93.2% and 95.9% for retail and office, respectively, as of September 30, 2015 compared with 92.1% and 94.3%, respectively, as of September 30, 2014. Leased occupancy percentage is calculated by dividing the sum of the total tenant occupied space under the lease and vacant space under lease by total gross leasable area (“GLA”). Retail and office occupancy as of September 30, 2015 and 2014 represents leased occupancy at the end of the quarter. Occupancy data includes leases with original terms of one year or less. Comparable occupancy relates to stabilized properties opened and operated in both the three months ended September 30, 2015 and 2014.
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
Regional Malls

Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q4 2014	31	115,496	$59.57	$47.42	25.6%
Q1 2015	34	169,951	$46.51	$36.92	26.0%
Q2 2015	21	48,967	$63.79	$49.62	28.6%
Q3 2015	38	174,228	$46.82	$37.55	24.7%
Total	124	508,642	$51.25	$40.66	26.0%

Specialty Retail Centers

Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q4 2014	3	23,198	$52.55	$50.48	4.1%
Q1 2015	11	40,421	$34.55	$35.41	(2.4)%
Q2 2015	7	42,562	$31.74	$29.95	6.0%
Q3 2015	3	45,814	$36.81	$33.78	9.0%
Total	24	151,995	$37.19	$35.67	4.3%

Office Buildings
The following table represents those new leases and GLA signed on the same space in which there was a former tenant and existing tenant renewals along with all other new leases signed within the rolling 12-month period.

	Same-Space Leases					Other New Leases
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Total GLA Signed
Q4 2014	38	450,848	$40.31	$38.36	5.1%	5	44,432	$36.26	495,280
Q1 2015	18	75,460	$22.49	$21.40	5.1%	2	8,196	$21.94	83,656
Q2 2015	24	223,312	$33.34	$31.82	4.8%	4	4,696	$20.89	228,008
Q3 2015	12	168,622	$69.08	$68.50	0.8%	2	5,582	$17.18	174,204
Total	92	918,242	$42.55	$40.87	4.1%	13	62,906	$31.55	981,148

(1)
Retail and Office contractual rent per square foot includes base rent and fixed additional charges for common area maintenance and real estate taxes as of rental commencement. Retail contractual rent per square foot also includes fixed additional marketing/promotional charges. For all expiring leases, contractual rent per square foot includes any applicable escalations.

Residential Group
Comparable economic occupancy for the Residential Group is 95.2% and 94.8% for the nine months ended September 30, 2015 and 2014, respectively. Economic residential occupancy is calculated by dividing gross potential rent (“GPR”) less vacancy by GPR. GPR is calculated based on actual rents per lease agreements for occupied apartment units and at market rents for vacant apartment units. Market rental rates are determined using a variety of factors which include availability of specific apartment unit types (one bedroom, two bedroom, etc.), seasonality factors and rents offered by competitive properties for similar apartment types in the same geographic market. Comparable economic occupancy relates to stabilized properties that operated in both the nine months ended September 30, 2015 and 2014.
The following tables present leasing information of our apartment communities. Prior period amounts may differ from data as reported in previous quarters since the properties that qualify as comparable change from period to period.

Quarterly Comparison

		Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
Comparable Apartment	Leasable Units	Three Months Ended September 30,			Three Months Ended September 30,
Communities (1)	at Pro-Rata % (3)	2015	2014	% Change	2015	2014	% Change
Core Markets	8,170	$1,911	$1,850	3.3%	95.7%	95.8%	(0.1)%
Non-Core Markets	7,401	$907	$879	3.2%	93.6%	94.4%	(0.8)%
Total Comparable Apartments	15,571	$1,434	$1,388	3.3%	95.1%	95.4%	(0.3)%

Year-to-Date Comparison

		Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
Comparable Apartment	Leasable Units	Nine Months Ended September 30,			Nine Months Ended September 30,
Communities (1)	at Pro-Rata % (3)	2015	2014	% Change	2015	2014	% Change
Core Markets	7,967	$1,899	$1,845	2.9%	95.6%	95.5%	0.1%
Non-Core Markets	7,401	$893	$871	2.5%	94.1%	93.2%	0.9%
Total Comparable Apartments	15,368	$1,415	$1,376	2.8%	95.2%	94.8%	0.4%

Sequential Comparison

		Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
		Three Months Ended			Three Months Ended
Comparable Apartment	Leasable Units	September 30,	June 30,		September 30,	June 30,
Communities (1)	at Pro-Rata % (3)	2015	2015	% Change	2015	2015	% Change
Core Markets	8,586	$1,907	$1,879	1.5%	95.5%	95.7%	(0.2)%
Non-Core Markets	8,549	$928	$912	1.8%	93.9%	95.0%	(1.1)%
Total Comparable Apartments	17,135	$1,419	$1,396	1.6%	95.0%	95.5%	(0.5)%

(1)
Includes stabilized apartment communities completely opened and operated in the periods presented. These apartment communities include units leased at affordable apartment rates which provide a discount from average market rental rates. For the three months ended September 30, 2015, 17.4% of leasable units in core markets and 4.2% of leasable units in non-core markets were affordable housing units. Excludes all military and limited-distribution subsidized senior housing units.

(2)	Represents GPR less concessions.

(3)	Leasable units at pro-rata represent our share of comparable leasable units at the apartment community.

Segment Operating Results - Quarterly Comparison
The following tables present revenues, operating expenses, interest expense and equity in earnings (loss) by segment for the three months ended September 30, 2015 compared with the three months ended September 30, 2014. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Commercial Group	Residential Group	Arena	Land Development Group	Total
Revenues for the three months ended September 30, 2014	$129,345	$63,303	$25,039	$17,056	$234,743
Increase (decrease) due to:
Comparable portfolio	2,733	2,166	—	—	4,899
Non-comparable properties (1)	(91)	5,162	(402)	—	4,669
Change in accounting method due to partial sale or acquisition	29,884	10,980	—	—	40,864
Recently disposed properties	(1,228)	(3,597)	—	—	(4,825)
Land sales	—	611	—	7,801	8,412
Military housing	—	736	—	—	736
Other	(937)	342	—	154	(441)
Revenues for the three months ended September 30, 2015	$159,706	$79,703	$24,637	$25,011	$289,057

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Operating expenses for the three months ended September 30, 2014	$13,763	$70,224	$43,704	$17,105	$5,358	$150,154
Increase (decrease) due to:
Comparable portfolio	—	179	1,267	—	—	1,446
Non-comparable properties (1)	—	186	104	94	—	384
Change in accounting method due to partial sale or acquisition	—	8,928	3,836	—	—	12,764
Recently disposed properties	—	(749)	(2,817)	—	—	(3,566)
Land cost of sales	—	—	90	—	6,220	6,310
Military housing	—	—	(20)	—	—	(20)
REIT conversion and reorganization costs	9,515	—	—	—	—	9,515
Development, management, corporate and other expenses	(3,572)	952	(1,449)	—	291	(3,778)
Operating expenses for the three months ended September 30, 2015	$19,706	$79,720	$44,715	$17,199	$11,869	$173,209

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Interest expense for the three months ended September 30, 2014	$9,581	$31,093	$8,030	$10,895	$(287)	$59,312
Increase (decrease) due to:
Comparable portfolio	—	(4,226)	(296)	—	—	(4,522)
Non-comparable properties (1)	—	(26)	1,008	(1,480)	—	(498)
Change in accounting method due to partial sale or acquisition	—	4,071	731	—	—	4,802
Recently disposed properties	—	(477)	(475)	—	—	(952)
Capitalized interest	—	(1,476)	(3,909)	—	69	(5,316)
Mark-to-market adjustments on non-designated swaps	224	9	930	—	29	1,192
Corporate borrowings	(5,083)	—	—	—	—	(5,083)
Other	—	72	—	—	—	72
Interest expense for the three months ended September 30, 2015	$4,722	$29,040	$6,019	$9,415	$(189)	$49,007

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Equity in earnings (loss) for the three months ended September 30, 2014	$(947)	$6,086	$5,577	$—	$(559)	$10,157
Increase (decrease) due to:
Comparable portfolio	—	911	(569)	—	—	342
Recently disposed equity method properties	—	(218)	(332)	—	—	(550)
Recently opened equity method properties	—	—	1,168	—	—	1,168
Change in accounting method due to partial sale or acquisition	—	(2,406)	(2,125)	—	—	(4,531)
Military housing	—	—	190	—	—	190
Subsidized senior housing	—	—	72	—	—	72
The Nets	(35,895)	—	—	—	—	(35,895)
Other	—	943	(2,413)	—	1,385	(85)
Equity in earnings (loss) for the three months ended September 30, 2015	$(36,842)	$5,316	$1,568	$—	$826	$(29,132)

(1)
The following table presents the increases (decreases) in revenues, operating expenses and interest expense for Commercial and Residential properties in lease-up or recently stabilized but not comparable and other consolidated non-comparable properties:

		Three Months Ended September 30, 2015 vs. 2014
Property	Quarter Opened	Revenues	Operating Expenses	Interest Expense
Commercial:
Property recently stabilized or in lease-up:
The Yards - Lumbershed	Q3-13	$83	$121	$—
Non-comparable property:
Ballston Common		(174)	65	(26)
Total Commercial		$(91)	$186	$(26)
Residential:
Properties recently stabilized or in lease-up:
1111 Stratford	Q3-13/Q1-14	$132	$(293)	$(112)
2175 Market Street	Q4-14	892	(46)	224
Aster Conservatory Green	Q3-13/14	588	71	189
The Yards - Twelve12	Q2-14	1,941	273	230
Winchester Lofts	Q4-14	446	144	327
Non-comparable properties:
Heritage		564	(197)	(135)
500 Sterling Place		599	152	285
Total Residential		$5,162	$104	$1,008
Commercial Group - Quarterly Comparison
The increases in revenues, operating expenses, interest expense and decrease in equity in earnings related to the change in accounting method are due to the change from equity method to full consolidation method of accounting for Boulevard Mall (Q4-2014), a regional mall located in Amherst, New York and the seven life science office properties and two parking facilities at University Park at MIT (Q2-2015) upon the acquisition of our partner’s equity interests in those properties. The decreases in revenues, operating expenses and interest expense related to recent disposals are due to our ongoing strategy to sell operating assets in non-core markets. The decrease in interest expense for the comparable portfolio is primarily due to the paydown of nonrecourse mortgage notes for One MetroTech Center (Q2-2015), Harlem Office (Q3-2014), and Ballston Common Office Center (Q1-2015).
Ballston Common, a regional mall in Arlington, Virginia, is classified as a non-comparable property due to its upcoming planned renovation project.
Residential Group - Quarterly Comparison
The increases in revenues, operating expenses, interest expense and decrease in equity in earnings related to the change in accounting method are due to the change from equity method to full consolidation method of accounting for Bayside Village (Q4-2014), an apartment community in San Francisco, California and the three operating apartment communities located in Northeast Ohio (Q2-2015) upon the acquisition of our partner’s 50% equity interests. The decreases in revenues, operating expenses and interest expense related to recent disposals are due to our ongoing strategy to sell operating assets in non-core markets. The decrease in interest expense related to capitalized interest is due to the increased number of projects under construction and development as we increased our construction pipeline.
Heritage is classified as a non-comparable property due to its recently completed renovation project resulting in a significant number of units being off-line.
500 Sterling Place, an apartment community in Brooklyn, New York, was acquired (Q1-2015) and is classified as a non-comparable property.
Corporate Activities - Quarterly Comparison
The decrease in interest expense is due to the separate, privately negotiated exchanges of a portion of our Senior Notes due 2016, 2018 and 2020 for Class A common stock during 2015. The decrease in equity in earnings is related to an increase in our equity in loss of the Nets in 2015. See the “Investments in Unconsolidated Entities” section of Note A – Accounting Policies in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information on the Nets activity.

Segment Operating Results - Year-to-Date Comparison
The following tables present revenues, operating expenses, interest expense and equity in earnings (loss) by segment for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Commercial Group	Residential Group	Arena	Land Development Group	Total
Revenues for the nine months ended September 30, 2014	$383,221	$190,525	$84,968	$55,203	$713,917
Increase (decrease) due to:
Comparable portfolio	9,229	5,887	—	—	15,116
Non-comparable properties (1)	(69)	16,323	(4,471)	—	11,783
Change in accounting method due to partial sale or acquisition	39,064	29,170	—	—	68,234
Recently disposed properties	(4,189)	(10,634)	—	—	(14,823)
Land sales	(600)	461	—	(2,639)	(2,778)
Military housing	—	(368)	—	—	(368)
Other	(3,798)	(1,141)	—	(244)	(5,183)
Revenues for the nine months ended September 30, 2015	$422,858	$230,223	$80,497	$52,320	$785,898

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Operating expenses for the nine months ended September 30, 2014	$35,383	$224,929	$127,046	$55,399	$24,307	$467,064
Increase (decrease) due to:
Comparable portfolio	—	1,763	2,313	—	—	4,076
Non-comparable properties (1)	—	(276)	4,088	(380)	—	3,432
Change in accounting method due to partial sale or acquisition	—	12,359	9,425	—	—	21,784
Recently disposed properties	—	(2,889)	(7,977)	—	—	(10,866)
Land cost of sales	—	(244)	73	—	(1,194)	(1,365)
Military housing	—	—	(3,927)	—	—	(3,927)
REIT conversion and reorganization costs	25,498	—	—	—	—	25,498
Development, management, corporate and other expenses	512	(8,713)	3,076	—	121	(5,004)
Operating expenses for the nine months ended September 30, 2015	$61,393	$226,929	$134,117	$55,019	$23,234	$500,692

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Interest expense for the nine months ended September 30, 2014	$28,418	$97,938	$23,032	$30,101	$(572)	$178,917
Increase (decrease) due to:
Comparable portfolio	—	(8,330)	(921)	—	—	(9,251)
Non-comparable properties (1)	—	140	4,115	(451)	—	3,804
Change in accounting method due to partial sale or acquisition	—	5,818	1,664	—	—	7,482
Recently disposed properties	—	(1,416)	(1,473)	—	—	(2,889)
Capitalized interest	—	(5,164)	(8,465)	—	247	(13,382)
Mark-to-market adjustments on non-designated swaps	180	(73)	(3,285)	—	(706)	(3,884)
Corporate borrowings	(9,694)	—	—	—	—	(9,694)
Other	—	298	(2,038)	—	(28)	(1,768)
Interest expense for the nine months ended September 30, 2015	$18,904	$89,211	$12,629	$29,650	$(1,059)	$149,335

	Corporate Activities	Commercial Group	Residential Group	Arena	Land Development Group	Total
Equity in earnings (loss) for the nine months ended September 30, 2014	$(2,361)	$17,974	$14,918	$—	$(63)	$30,468
Increase (decrease) due to:
Comparable portfolio	—	5,395	(1,603)	—	—	3,792
Recently disposed equity method properties	—	(74)	(778)	—	—	(852)
Recently opened equity method properties	—	—	218	—	—	218
Change in accounting method due to partial sale or acquisition	—	(4,072)	(4,622)	—	—	(8,694)
Military housing	—	—	1,643	—	—	1,643
Subsidized senior housing	—	—	648	—	—	648
The Nets	(36,074)	—	—	—	—	(36,074)
Other	—	1,084	(14,382)	—	2,055	(11,243)
Equity in earnings (loss) for the nine months ended September 30, 2015	$(38,435)	$20,307	$(3,958)	$—	$1,992	$(20,094)

(1)
The following table presents the increases (decreases) in revenues, operating expenses and interest expense for Commercial and Residential properties in lease-up or recently stabilized but not comparable and other consolidated non-comparable properties:

		Nine Months Ended September 30, 2015 vs. 2014
Property	Quarter Opened	Revenues	Operating Expenses	Interest Expense
Commercial:
Property recently stabilized or in lease-up:
The Yards - Lumbershed	Q3-13	$146	$125	$39
Non-comparable property:
Ballston Common		(215)	(401)	101
Total Commercial		$(69)	$(276)	$140
Residential:
Properties recently stabilized or in lease-up:
1111 Stratford	Q3-13/Q1-14	$899	$(422)	$(112)
2175 Market Street	Q4-14	2,170	397	485
Aster Conservatory Green	Q3-13/14	2,580	411	804
The Yards - Twelve12	Q2-14	5,671	1,861	1,274
Winchester Lofts	Q4-14	695	736	1,126
Non-comparable properties:
Heritage		2,514	228	(274)
500 Sterling Place		1,794	877	812
Total Residential		$16,323	$4,088	$4,115
Commercial Group - Year-to-Date Comparison
The increases in revenues, operating expenses, interest expense and decrease in equity in earnings related to the change in accounting method are due to the change from equity method to full consolidation method of accounting for Boulevard Mall (Q4-2014), a regional mall located in Amherst, New York and the seven life science office properties and two parking facilities at University Park at MIT (Q2-2015) upon the acquisition of our partner’s equity interests in those properties. The decreases in revenues, operating expenses and interest expense related to recent disposals are due to our ongoing strategy to sell operating assets in non-core markets. The decrease in interest expense for the comparable portfolio is primarily due to the paydown of nonrecourse mortgage notes for One MetroTech Center (Q2-2015), Harlem Office (Q3-2014), and Ballston Common Office Center (Q1-2015).
Ballston Common, a regional mall in Arlington, Virginia, is classified as a non-comparable property due to its upcoming planned renovation project.
Residential Group - Year-to-Date Comparison
The increases in revenues, operating expenses, interest expense and decrease in equity in earnings related to the change in accounting method are due to the change from equity method to full consolidation method of accounting for Bayside Village (Q4-2014), an apartment community in San Francisco, California, and the three operating apartment communities located in Northeast Ohio (Q2-2015) upon the acquisition of our partner’s 50% equity interests. The decreases in revenues, operating expenses and interest expense related to recent disposals are due to our ongoing strategy to sell operating assets in non-core markets. The decrease in equity in earnings for other is primarily related to the $10,191,000 write-off of abandoned development projects of unconsolidated entities. The decrease in interest expense related to capitalized interest is due to the increased number of projects under construction and development as we increased our construction pipeline.
Heritage is classified as a non-comparable property due to its recently completed renovation project resulting in a significant number of units being off-line.
500 Sterling Place, an apartment community in Brooklyn, New York, was acquired (Q1-2015) and is classified as a non-comparable property.
Corporate Activities - Year-to-Date Comparison
The decrease in interest expense is due to the separate, privately negotiated exchanges of a portion of our Senior Notes due 2016, 2018 and 2020 for Class A common stock during 2015. The decrease in equity in earnings is related to an increase in our equity in loss of the Nets in 2015. See the “Investments in Unconsolidated Entities” section of Note A – Accounting Policies in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information on the Nets activity.

Depreciation and Amortization
Depreciation and amortization expense was $79,966,000 and $206,782,000 for the three and nine months ended September 30, 2015, respectively, and $55,511,000 and $169,838,000 for the three and nine months ended September 30, 2014, respectively. The increases for the three and nine months ended September 30, 2015 compared to the same periods in the prior year are primarily attributable to the change from equity method accounting to full consolidation for Boulevard Mall (Q4-2014), Bayside Village (Q4-2014) and the MIT Assets (Q2-2015).
Impairment of Real Estate
We recorded impairment charges of $425,463,000 during the three months ended September 30, 2015. The most significant impairment charge in the period relates to Westchester’s Ridge Hill and amounted to $372,587,000. Westchester’s Ridge Hill is our largest regional mall on a square foot basis and originally opened in phases in 2011 and 2012, while the economy was still suffering from the effects of the deep recession. With the challenging market conditions, lease-up of this large asset was significantly slower than originally anticipated resulting in increased project costs and equity requirements. Despite these challenges, we believe the long term outlook for this asset is positive. The primary trade area for Westchester’s Ridge Hill has strong demographics which should drive improved performance as it reaches stabilization. During the three months ended September 30, 2015, we decided to explore the new strategic possibility of a partial sale as we had better clarity around the timing for the stabilization of the asset. The pursuit of this potential joint venture would also allow us to raise capital as part of our overall investment strategy. We are currently in advanced discussions with a potential buyer and believe there is a reasonable possibility that we will be able to execute on the partial sale.
Due to the challenges with this asset, we continually monitored our estimate of probability-weighted undiscounted cash flows to determine if an impairment charge was required. As our previous strategy was to hold the asset long-term and create value in the asset through the continued lease-up of the vacant space, we assigned a low probability of a near-term sale of the asset. Based upon our decision to pursue a potential joint venture and the status of our negotiations with a potential buyer, we updated our probability of a near-term sale to 70%. This change significantly reduced the amount of estimated probability-weighted undiscounted cash flows and resulted in the cash flows no longer exceeding the carrying value of the asset. As a result, we were required to record an impairment charge of $372,587,000 related to Westchester’s Ridge Hill during the three months ended September 30, 2015.
Whether or not we are able to execute on a partial sale of the asset, we plan to continue to investigate ways to get to stabilization as quickly as possible and maximize the level of NOI of this unique asset. However, we cannot give assurances that we will be able to close on any partial sale or improve NOI to the level we are striving to reach.
See Note J – Impairment of Real Estate and Impairment of Unconsolidated Entities in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Interest and Other Income
Interest and other income was $8,995,000 and $27,977,000 for the three and nine months ended September 30, 2015, respectively, and $10,096,000 and $33,974,000 for the three and nine months ended September 30, 2014, respectively. The decreases are primarily related to income recognized for a legal settlement at Heritage in 2014, which did not recur in 2015, and decreases in the income recognition on the allocation of state and federal historic preservation, low income housing and new market tax credits.
Amortization of Mortgage Procurement Costs
Amortization of mortgage procurement costs was $1,793,000 and $5,756,000 for the three and nine months ended September 30, 2015, respectively, and $2,074,000 and $5,967,000 for the three and nine months ended September 30, 2014, respectively.
Loss on Extinguishment of Debt
See Note N – Loss on Extinguishment of Debt and Note D – Convertible Senior Debt in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Discontinued Operations
See Note Q – Discontinued Operations in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

Net Earnings (Loss) Attributable to Forest City Enterprises, Inc. - Quarterly Comparison
Net loss attributable to Forest City Enterprises, Inc. for the three months ended September 30, 2015 was $(302,219,000) versus net earnings of $686,000 for the three months ended September 30, 2014. Although we have substantial recurring revenue sources, significant transactions often create substantial variances in operating results between periods. The variance to the prior year period is primarily attributable to the following fluctuations, which are pre-tax, include unconsolidated investment activity and are net of noncontrolling interests:
Asset Dispositions - $(6,161,000)

•	$(6,261,000) related to decreased gains on disposition of full or partial interest in rental properties and unconsolidated investments in 2015 compared to 2014;

•	$1,433,000 related to increased Land Development Group sales in 2015 compared with 2014, primarily at our Stapleton project; and

•	$(1,333,000) related to a combined fluctuation in revenues, operating expenses and interest expense at properties in which we disposed of our full or partial interest during 2015 and 2014.
Financing Transactions - $(15,699,000)

•
$(23,318,000) related to increased losses on extinguishment of debt compared with 2014 primarily due to the July 2015 separate, privately negotiated exchange transactions involving a portion of our Senior Notes due 2016, 2018 and 2020;

•
$5,083,000 related to a decrease in interest expense on corporate debt due to separate, privately negotiated exchange transactions involving certain of our Senior Notes due 2016, 2018 and 2020 during February, March and July 2015;

•
$3,705,000 related to a decrease in interest expense in 2015 compared with 2014 due to increased capitalized interest on projects under construction and development as we increased our construction pipeline; and

•	$(1,169,000) related to the change in fair market value of certain derivatives not qualifying for hedge accounting between the comparable periods, which was marked to market through interest expense.
Non-Cash Transactions - $(446,350,000)

•
$(425,881,000) related to increased impairment of real estate in 2015 compared to 2014 primarily driven by the impairment recorded at Westchester's Ridge Hill in the amount of $372,587,000. See the Impairment of Real Estate section of the MD&A of this 10-Q for further information; and

•
$(20,469,000) related to an increase in depreciation and amortization expense in 2015 compared with 2014 primarily due to recently opened properties and the change from equity method of accounting to full consolidation method upon the acquisition of our partner’s interest in the MIT Assets and three operating apartment communities in Q2 2015, and one apartment community and one regional mall in Q4 2014. These increases were partially offset by the disposition of full or partial interests in several properties during 2015 and 2014.

Operations - $(18,750,000)

•
$(35,895,000) related to an increase in our equity in loss of the Nets in 2015 compared to 2014. See Note A - Accounting Policies in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information;

•	$13,481,000 related to a combined fluctuation in revenues, operating expenses and interest expense in properties in which we recently acquired our partners’ interest;

•	$(9,515,000) related to REIT conversion and reorganization costs incurred in 2015;

•	$9,444,000 related to a combined fluctuation in revenues, operating expenses and interest expense in our comparable portfolio in 2015 compared with 2014; and

•	$3,735,000 related to a combined fluctuation in revenues, operating expenses and interest expense at properties in lease-up at September 30, 2015.
Income Taxes

•
$179,281,000 due to increased income tax benefit attributable to continuing operations primarily related to the fluctuations in pre-tax earnings. These fluctuations are primarily due to the various transactions discussed herein.

Net Earnings (Loss) Attributable to Forest City Enterprises, Inc. - Year-to-Date Comparison
Net loss attributable to Forest City Enterprises, Inc. for the nine months ended September 30, 2015 was $(52,672,000) versus $(76,786,000) for the nine months ended September 30, 2014. The variance to the prior year period is primarily attributable to the following fluctuations, which are pre-tax, include unconsolidated investment activity and are net of noncontrolling interests:
Asset Dispositions - $(42,745,000)

•	$(55,438,000) related to decreased gains on disposition of full or partial interest in rental properties and unconsolidated investments in 2015 compared to 2014;

•	$16,211,000 related to the net loss on partial disposition of our interest in Pacific Park Brooklyn, related to the formation of a new joint venture with Greenland in 2014;

•	$(1,965,000) related to a combined fluctuation in revenues, operating expenses and interest expense at properties in which we disposed of our full or partial interest during 2015 and 2014; and

•	$(1,553,000) related to decreased Land Development Group sales in 2015 compared with 2014, primarily at our Stapleton project.
Financing Transactions - $(35,346,000)

•
$(60,648,000) related to increased losses on extinguishment of debt compared with 2014 primarily due to the February, March and July 2015 separate, privately negotiated exchange transactions involving a portion of our Senior Notes due 2016, 2018 and 2020;

•
$11,771,000 related to a decrease in interest expense in 2015 compared with 2014 due to increased capitalized interest on projects under construction and development as we increased our construction pipeline;

•
$9,694,000 related to a decrease in interest expense on corporate debt due to separate, privately negotiated exchange transactions involving certain of our Senior Notes due 2016, 2018 and 2020 in February, March and July 2015; and

•	$3,837,000 related to the change in fair market value of certain derivatives not qualifying for hedge accounting between the comparable periods, which was marked to market through interest expense.
Non-Cash Transactions - $148,892,000

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

•
$(296,052,000) related to increased impairment of real estate in 2015 compared to 2014 primarily driven by the impairment recorded at Westchester's Ridge Hill in the amount of $372,587,000. See the Impairment of Real Estate section of the MD&A of this 10-Q for further information;

•
$(25,401,000) related to an increase in depreciation and amortization expense in 2015 compared with 2014 primarily due to recently opened properties and the change from equity method of accounting to full consolidation method upon the acquisition of our partner’s interest in the MIT Assets and three operating apartment communities in Q2 2015, and one apartment community and one regional mall in Q4 2014. These increases were partially offset by the disposition of full or partial interests in several properties during 2015 and 2014; and

•	$(14,580,000) related to increased write-offs of abandoned development projects, including $(10,191,000) related to unconsolidated entities, in 2015 compared to 2014.
Operations - $(14,931,000)

•
$(36,074,000) related to an increase in our equity in loss of the Nets in 2015 compared to 2014. See Note A - Accounting Policies in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information;

•	$26,466,000 related to a combined fluctuation in revenues, operating expenses and interest expense in our comparable portfolio in 2015 compared with 2014;

•	$(25,498,000) related to REIT conversion and reorganization costs incurred in 2015;

•	$17,459,000 related to a combined fluctuation in revenues, operating expenses and interest expense in properties in which we recently acquired our partners’ interest;

•	$5,887,000 related to a combined fluctuation in revenues, operating expenses and interest expense at properties in lease-up at September 30, 2015;

•
$(5,167,000) in interest and other income primarily related to income recognized for a legal settlement at Heritage in 2014, which did not recur in 2015, and decreases in the income recognition on the allocation of state and federal historic preservation, low income housing and new market tax credits in 2015 compared with 2014;

•	$3,135,000 related to a combined fluctuation in revenues and operating expenses in our Military Housing business unit in 2015 compared with 2014;

•	$(2,200,000) related to a combined fluctuation in revenues, operating expenses and interest expense at Barclays Center in 2015 compared with 2014; and

•	$1,061,000 related to a combined fluctuation in revenues and operating expenses in our Subsidized Senior Housing business unit in 2015 compared with 2014.
Income Taxes

•
$(34,698,000) due to increased income tax expense attributable to both continuing and discontinued operations primarily related to the fluctuations in pre-tax earnings, including gains included in discontinued operations. These fluctuations are primarily due to the various transactions discussed herein.

Development Pipeline
Phased Property Opening and Projects Under Construction
September 30, 2015

In addition to the growth in our operating portfolio through driving improved NOI at our existing properties, we have used development as a primary source of growth in our real estate operations. The following tables summarize projects currently under construction as of September 30, 2015 and properties we have opened, commenced phased opening and have acquired during the nine months ended September 30, 2015.

		Anticipated
		Opening	Legal	Consolidated (C)	Cost at	Cost Incurred to Date (b)		No. of		Lease %
	Location	Date	Ownership %	Unconsolidated (U)	Completion (a)	Consolidated	Unconsolidated	Units	GLA	(c)
					(in millions)
2015 Phased Opening
Other:
Kapolei Lofts (d)	Kapolei, HI	Q3-15/Q1-17	100%	C	$154.8	$84.9	$0.0	499	—	14%

Projects Under Construction
Residential:
Arizona State Retirement System Joint Venture:
The Yards - Arris	Washington, D.C.	Q1-16	25%	C	$145.1	$100.2	$0.0	327	19,000
Blossom Plaza	Los Angeles, CA	Q2-16	25%	C	104.9	51.0	0.0	237	19,000
Eliot on 4th	Washington, D.C.	Q4-16	25%	C	143.0	36.6	0.0	365	5,000
Museum Towers II	Philadelphia, PA	Q4-16	25%	C	114.0	30.8	0.0	286	—
Broadway and Hill	Los Angeles, CA	Q1-17	25%	C	139.8	49.7	0.0	391	15,000
					646.8	268.3	0.0	1,606	58,000
Greenland Joint Venture:
535 Carlton	Brooklyn, NY	Q4-16/17	30%	U	169.6	0.0	49.5	298	—
550 Vanderbilt (condominiums)	Brooklyn, NY	Q1-17/18	30%	U	361.5	0.0	162.9	278	7,000
38 Sixth Ave	Brooklyn, NY	Q2-17/18	30%	U	202.7	0.0	40.4	303	28,000
Pacific Park - Parking (e)	Brooklyn, NY	Q3-16/18	30%	U	99.6	0.0	21.5	—	—
					833.4	0.0	274.3	879	35,000
Aster Town Center North	Denver, CO	Q4-15	90%	C	$23.4	$16.4	$0.0	135	—
The Bixby (The Lofts at Capitol Quarter)	Washington, D.C.	Q1-16	25%	U	54.0	0.0	22.8	195	—
B2 BKLYN	Brooklyn, NY	Q3-16	100%	C	192.1	105.7	0.0	363	4,000
					$1,749.7	$390.4	$297.1	3,178	97,000
Office:
300 Massachusetts Ave	Cambridge, MA	Q1-16	50%	U	$175.3	$0.0	$118.2	—	246,000	99%
1812 Ashland Ave	Baltimore, MD	Q3-16	85%	C	60.7	28.7	0.0	—	164,000	70%
The Bridge at Cornell Tech	Roosevelt Island, NY	Q2-17	100%	C	164.1	29.3	0.0	—	235,000	39%
					$400.1	$58.0	$118.2	—	645,000
Retail Expansion:
Boulevard Mall	Buffalo, NY	Q4-15	100%	C	10.9	7.3	0.0	—	46,000	100%
Total Projects Under Construction					$2,160.7	$455.7	$415.3
See footnotes on the following page.

Development Pipeline
Property Acquisition and Expansion
September 30, 2015

	Location	Date Acquired/ Opened	Legal Ownership %	Consolidated (C) Unconsolidated (U)	Cost at Completion (a)	No. of Units	GLA	Lease % (c)
					(in millions)
2015 Property Acquisition
Residential:
500 Sterling Place	Brooklyn, NY	Q1-15	100%	C	$48.1	77	—	92%
2015 Property Expansion Opening
Retail:
Galleria at Sunset	Henderson, NV	Q2-15	51%	U	$24.7	—	32,000	59%

(a)	Represents estimated project costs to achieve stabilization. Amounts exclude capitalized interest not allocated to the underlying joint venture.

(b)	Represents total capitalized project costs incurred to date, including all capitalized interest related to the development project.

(c)	Lease commitments as of October 27, 2015.

(d)
Kapolei Lofts is a residential project currently under construction on land leased by the Company. The land lessor is entitled to a preferred return that currently exceeds anticipated operating cash flow of the project. However, in accordance with the waterfall provisions of the distribution Agreement, the Company expects to share in the net proceeds upon a sale of the project. As of September 30, 2015, 36 of the 499 units were open.

(e)	Expected to include 950 parking spaces.

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
Our primary capital strategy seeks to isolate the operating and financial risk at the property level to maximize returns and reduce risk on and of our equity capital. We do not cross-collateralize our mortgage debt and notes payable outside of a single identifiable project. As such, most of our operating and development properties are separately encumbered with nonrecourse mortgage debt or notes payable, which provides protection by only allowing the lender to commence foreclosure proceedings on the single collateralized asset in the event of a default.
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

During 2014, we began discussions with several interested parties for the potential sale of our ownership interests in the Nets. Through those discussions, certain parties have also expressed interest in acquiring all or a portion of our ownership interests in Barclays Center. In the event of a sale of our ownership interests, NS&E would be entitled to the remaining cash proceeds after assumption of our proportionate debt, which approximates $50,000,000 related to the Nets and $350,000,000 related to Barclays Center. We have also made certain loans to the minority members of NS&E and such loans are required to be repaid to us prior to the minority partners of NS&E being able to participate in the distributable cash flow from any sale. At September 30, 2015, approximately $260,000,000 of priority member loans and related accrued interest remain outstanding. Any remaining cash flows after satisfaction of the priority loans would be distributed in accordance with the legal ownership of NS&E (approximately 62% to us and 38% to the minority partners).
During the nine months ended September 30, 2015, we continued to discuss the disposal of NS&E’s ownership interests in these two assets. We have not entered into any binding agreement for the sale of these ownership interests and cannot give assurance that we will close on the sale of a portion or all of these ownership interests on terms favorable to us or at all.
During 2013 and 2014, we did not fund the Nets capital calls related to the 2013-2014 and 2014-2015 NBA basketball seasons, respectively. This did not constitute a default under the agreements related to our investment in the Nets because, in 2013, NS&E entered into a forbearance agreement with the majority partner. Under the forbearance agreement, the majority partner agreed to fund NS&E’s portion of Nets capital calls through July 12, 2015 (subsequently amended to September 8, 2015) and forbear the majority partner’s right to dilute NS&E’s ownership interests in the Nets through the forbearance period in exchange for a fee. Upon expiration of the forbearance agreement on September 8, 2015, NS&E repaid the majority partner $26,800,000 related to the 2013-2014 and 2014-2015 NBA seasons and extended the due date related to the 2015-2016 NBA season capital call to October 31, 2015 (subsequently amended to December 28, 2015). As a result of the funding, NS&E recognized $36,842,000 of losses related to its ownership interest in the Nets during the three months ended September 30, 2015.
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
Based on these events, including the temporary ceasing of construction and litigation, we investigated and evaluated alternatives to restart and complete the construction. During the three months ended December 31, 2014, we decided to continue using the modular construction method, purchased Skanska USA’s entire 50% ownership interest in the factory used to construct the modular units and engaged a new construction manager to oversee the completion of B2 BKLYN. During the three months ended March 31, 2015, we re-started work at the factory, including fabrication and assembly of modular units and resumed vertical construction during the three months ended June 30, 2015. Based on the latest information available, we estimate the construction will be completed in the third quarter of 2016.
At September 30, 2015, we have $105,700,000 capitalized on the Consolidated Balance Sheet related to B2 BKLYN. Based on the most current information available, total project costs are estimated to be $192,100,000, after giving effect to an impairment charge recorded in 2014. Significant estimates and assumptions were used to develop the estimated total project costs and may change in the future.
Subsequent to the construction stoppage in 2014, we received a notice of default on the nonrecourse mortgage secured by B2 BKLYN. We had entered into a forbearance agreement with our lender which was set to expire on October 8, 2015. On October 6, 2015, we repaid the $45,000,000 nonrecourse mortgage loan in full using funds that were recorded as restricted cash at June 30, 2015.
Nonrecourse Mortgage Financings
As of September 30, 2015, we had $75,578,000 of nonrecourse mortgage financings with scheduled maturities during the year ending December 31, 2015, of which $9,001,000 represents regularly scheduled amortization payments. Subsequent to September 30, 2015, we have addressed $45,000,000 of these maturities through closed transactions. We are currently in negotiations to refinance and/or extend the remaining nonrecourse debt scheduled to mature during the year ending December 31, 2015. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings on the single collateralized asset, which would likely result in a loss of the asset or an impairment which could be significant.
As of September 30, 2015, we had three nonrecourse mortgages greater than five percent of our total nonrecourse mortgage debt and notes payable. The mortgages, encumbering the New York Times office building, Barclay’s Center, and Westchester’s Ridge Hill, a regional mall in Yonkers, New York, have outstanding balances of $640,000,000, $413,704,000 and $332,096,000, respectively, at September 30, 2015.

As of September 30, 2015, our share of nonrecourse mortgage debt and notes payable recorded on our unconsolidated subsidiaries amounted to $2,202,682,000, of which $35,741,000 ($5,798,000 represents scheduled principal payments) was scheduled to mature during the year ending December 31, 2015. Negotiations are ongoing on the remaining 2015 maturities, but we cannot give assurance we will obtain these financings on favorable terms or at all.
2015 Liquidity Transactions
During the nine months ended September 30, 2015, we completed the following transactions which increased liquidity, reduced debt resulting in lower future fixed charges for interest, reduced future development equity requirements and development risk and strengthened our balance sheet.

•
On February 26, 2015 and March 5, 2015, we entered into separate, privately negotiated exchange agreements whereby we exchanged $40,481,000, $120,087,000 and $128,238,000 in aggregate principal amount of our 5.00% Senior Notes due 2016 (“2016 Senior Notes”), 4.25% Senior Notes due 2018 (“2018 Senior Notes”) and 3.625% Senior Notes due 2020 (“2020 Senior Notes”) for 13,644,513 shares of Class A common stock and a cash payment of $39,087,000 in the aggregate.

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

•	We used substantially all of the remaining net proceeds from our May 2015 equity offering to retire a combination of nonrecourse mortgage debt and revolving credit facility borrowings.

•
On July 15 and July 16, 2015, we entered into separate, privately negotiated exchange agreements whereby we exchanged $8,151,000, $75,387,000 and $55,407,000 in aggregate principal amount of our 2016, 2018 and 2020 Senior Notes for 6,322,540 shares of Class A common stock and a cash payment of $25,728,000 in the aggregate.

•	We generated net cash proceeds of $34,944,000 related to the sale of Skylight Office Tower. This disposition is part of our strategy to sell operating assets in non-core markets.
Subsequent to September 30, 2015, we completed the following transaction.

•	On October 6, 2015, we repaid the $45,000,000 nonrecourse mortgage loan secured by B2 BKLYN in full using funds that were recorded as restricted cash at June 30, 2015.
We continue to explore various options to strengthen our balance sheet and enhance our liquidity, but can give no assurance we can accomplish any of these other options on terms favorable to us or at all. If we cannot enhance our liquidity, it could adversely impact our growth and result in further curtailment of development activities.
Planned REIT Conversion
On January 13, 2015, our Board of Directors approved a plan to pursue conversion to real estate investment trust (“REIT”) status. On September 16, 2015, the Securities and Exchange Commission (“SEC”) declared our wholly owned subsidiary, Forest City Realty Trust, Inc.’s registration statement on Form S-4 effective. On September 17, 2015, we filed with the SEC a definitive proxy statement and Forest City Realty Trust, Inc. filed a prospectus in connection with our plan to convert to REIT status. Our special shareholder meeting to present proposals related to our conversion to REIT status was held on October 20, 2015. Each of the proposals presented to the shareholders received the required number of affirmative votes, and as a result, each proposal was approved by the shareholders.

We expect to elect REIT status for our taxable year ending December 31, 2016, subject to business conditions, the completion of related preparatory work and obtaining necessary third-party consents. As a REIT, we will be subject to a number of organizational and operational requirements, including an annual requirement to distribute to our shareholders an amount equal to at least 90% of our REIT taxable income. We intend to hold and operate certain of our assets through one or more taxable REIT subsidiaries (“TRS”) that would remain subject to applicable corporate income tax. Our REIT taxable income typically will not include income earned by our TRS except to the extent that our TRS pay dividends to the REIT. In addition, we anticipate incurring significant conversion and other reorganization costs associated with the REIT conversion. During the nine months ended September 30, 2015, we incurred $25,498,000 of these REIT conversion and reorganization costs. Upon a successful conversion to REIT status, we intend to commence paying regular dividends. However, the amount, timing and frequency of these future distributions will be at the sole discretion of our Board of Directors and will depend upon various factors.
Currently we operate as a C-corporation. A REIT is not permitted to retain earnings and profits accumulated during the period it was taxed as a C-corporation or accumulated by its TRS not converted to a qualified REIT subsidiary, and must make one or more distributions to shareholders that equal or exceed those amounts (the “E&P Distribution”). As of September 30, 2015, we estimate the E&P Distribution will be less than $75,000,000, if any at all, and expect to pay the E&P Distribution, if necessary, by the end of the first quarter of 2016. This estimate of the E&P Distribution will be affected by the earnings and profits for the remaining portion of the year ended December 31, 2015, which could be significantly different from this estimate based on the mix and level of our operating or development asset sales and any resulting taxable gains or losses, including the possible partial sale of Westchester's Ridge Hill, which if closed, is expected to generate a significant taxable E&P loss. We expect to pay the total E&P Distribution, if required, with a combination of cash (limited to a maximum amount of 20% of the value of the total distribution) and common stock (80%). The timing, amount and composition (cash and common stock) of the E&P Distribution, which may or may not occur, may be affected by potential changes in federal tax regulations, 2015 financial results, including the number of operating assets sold and any resulting gains, the completion of various phases of the REIT conversion process and other factors beyond our control.
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
Subsequent Events
Subsequent to September 30, 2015, at our Westchester’s Ridge Hill regional mall in Yonkers, New York, we have received a permit from the City of Yonkers for site work needed to bring Lowe’s to the center on the five-acre parcel at the southern end of the project, and we expect to have a signed lease in the near future. Together with the addition of other recent new tenants, this puts Westchester’s Ridge Hill on a clear path to stabilization. With that, we have reached an agreement with QIC under which we expect to expand our existing regional mall joint ventures to include Westchester’s Ridge Hill during the three months ended December 31, 2015, with plans to add The Shops at Wiregrass near Tampa, Florida and Ballston Commons in Arlington, Virginia, during the first half of 2016. The advanced status of the discussions triggered management to update its undiscounted cash flow analysis including it probability weighted estimated holding period. As a result, the updated estimated probability weighted undiscounted cash flows did not exceed the carrying value of Westchester’s Ridge Hill. As such, we adjusted the carrying value to estimated fair value, resulting in an impairment charge of $372,587,000 during the three months ended September 30, 2015. See the Impairment of Real Estate section of the MD&A of this 10-Q for further information. If consummated, the expansion of the joint ventures to include these three additional regional malls is expected to generate net proceeds of approximately $150,000,000.
Subsequent to September 30, 2015, we have negotiated an agreement in principle to sell our military housing portfolio to the Hunt Companies Inc., a leading player in the military housing sector. We expect to execute a purchase agreement in the near future and are targeting a closing, subject to appropriate consents and customary closing conditions, during the three months ended December 31, 2015. Upon closing, we expect net proceeds from this disposition to approximate $200,000,000 and is expected to generate a gain on disposal.
On October 30, 2015, we executed a purchase and sale agreement with The Rabsky Group for the sale of 625 Fulton Avenue, a development site in Brooklyn, New York adjacent to our DKLB BKLN apartment community, with an anticipated closing during the three months ended December 31, 2015. Upon closing, we expect gross proceeds from this disposition to approximate $158,000,000 and is expected to generate a gain on disposal.
None of the three liquidity transactions have closed. We cannot give assurances that any of the transactions will close at the current negotiated terms or that they will close at all.

Financial Covenants
Our revolving credit facility contains certain restrictive financial covenants. A summary of the key financial covenants as defined in the agreement, all of which we are compliant with at September 30, 2015, follows:

	Requirement	As of
	Per Agreement	September 30, 2015
	(dollars in thousands)
Credit Facility Financial Covenants
Debt Service Coverage Ratio	1.45x	2.10	x
Debt Yield Ratio	>9.50%	12.75%
Cash Flow Coverage Ratio	3.00x	11.04	x
Total Development Ratio	<17%	7.31%
Minimum Consolidated Shareholders’ Equity, as defined	$2,925,050	$5,165,297
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
We are actively working to refinance and/or extend the maturities of the nonrecourse debt coming due in the next 24 months. During the nine months ended September 30, 2015, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancing	$176,180
Construction and development projects	249,850
Loan extensions/Financing of acquired property	93,448
$519,478

Cash Flows
Operating Activities
Net cash provided by operating activities was $158,550,000 and $161,229,000 for the nine months ended September 30, 2015 and 2014, respectively. The net decrease in cash provided by operating activities of $2,679,000 is primarily the result of changes in operating assets and liabilities between the comparable periods offset by reduced interest payments.
Investing Activities
Net cash (used in) provided by investing activities was $(756,673,000) and $38,952,000 for the nine months ended September 30, 2015 and 2014, respectively, and consisted of the following:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Capital expenditures:
Construction and development costs:
B2 BKLYN	$(49,890)	$(33,512)
The Yards - Arris, an apartment community in Washington, D.C.	(44,491)	(16,382)
Kapolei Lofts, an apartment community in Kapolei, Hawaii	(29,864)	(1,542)
1812 Ashland Ave, a life-science office building in Baltimore, Maryland	(19,110)	(1,159)
Winchester Lofts, an apartment community in New Haven, Connecticut	(7,449)	(21,563)
2175 Market Street, an apartment community in San Francisco, California	(4,505)	(19,024)
The Yards - Twelve12, an apartment community in Washington, D.C.	(3,695)	(32,178)
Pacific Park Brooklyn (1)	—	(36,234)
Other	(108,675)	(99,033)
Total construction and development costs (2)	(267,679)	(260,627)
Operating properties:
Commercial Segment	(20,016)	(12,211)
Residential Segment	(9,941)	(10,191)
Arena	(6,777)	(1,582)
Other	(22)	(51)
Total operating properties	(36,756)	(24,035)
Tenant improvements:
Commercial Segment	(34,055)	(10,520)
Total capital expenditures	$(338,490)	$(295,182)
Acquisitions:
Partner’s interest in University Park at MIT	$(386,156)	$—
500 Sterling Place	(11,119)	—
Partner’s interest in 91 Sidney, an apartment building in Cambridge, Massachusetts	—	(19,988)
Total acquisitions	$(397,275)	$(19,988)
Payment of lease procurement costs (3)	(8,063)	(7,212)
(Increase) decrease in notes receivable	(10,934)	10,580
Decrease (increase) in restricted cash used for investing purposes:
One MetroTech Center, an office building in Brooklyn, New York	$24,306	$(4,936)
1812 Ashland Ave	14,730	—
The Yards - Twelve12	5,045	30,085
The Bridge at Cornell Tech, an office building in Roosevelt Island, New York	4,000	—
Pacific Park Brooklyn (1)	—	96,183
Collateral released (posted) for various interest rate swaps and total rate of return swaps	2,261	(8,235)
Stapleton, a mixed-use community in Denver, Colorado	(5,949)	—
Other	(2,131)	(6,932)
Total decrease in restricted cash used for investing purposes	$42,262	$106,165
Proceeds from disposition of rental properties or development project:
Skylight Office Tower	$34,944	$—
Disposition of partial interest in Pacific Park Brooklyn	—	203,923
Quartermaster Plaza, a specialty retail center in Philadelphia, Pennsylvania	—	23,045
Mesa del Sol - 5600 University SE, an office building in Albuquerque, New Mexico	—	4,247
Stapleton - 3055 Roslyn, an office building in Denver, Colorado	—	4,197
Other, primarily release of escrow funds from prior year dispositions	1,650	1,496
Total proceeds from disposition of rental properties or development project	$36,594	$236,908

Investing Activities (continued)

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Change in investments in and advances to unconsolidated entities—(contributions to) or distributions from investment:
Acquisitions:
Partners' interests in East River Plaza, a specialty retail center, and 8 Spruce Street and DKLB BKLN, apartment communities, all located in the New York metropolitan area	$—	$(14,286)
Dispositions:
Barrington Place, Legacy Arboretum and Legacy Crossroads, apartment communities in North Carolina	—	17,532
818 Mission Street and Bulletin Building, office buildings in San Francisco, California	—	11,733
Colonial Grand and Westwood Reserve, apartment communities in Tampa, Florida	—	10,612
Residential projects:
Pacific Park Brooklyn joint venture (1)	(41,075)	(78,570)
Development project in Jersey City, New Jersey	(16,020)	—
Liberty Hills, an apartment community in Solon, Ohio, refinancing proceeds	4,000	—
Glendora Gardens, a senior housing apartment community in Glendora, California, refinancing proceeds	—	6,755
Bayside Village, an apartment community in San Francisco, Califonia, primarily refinancing proceeds	—	4,567
The Nets, a National Basketball Association member	(24,900)	—
Commercial projects:
Regional retail mall joint venture, primarily to fund rehabilitation and expansion projects	(5,591)	(17,269)
Westfield San Franciso Centre, a regional mall in San Francisco, California	(5,092)	—
Victoria Gardens, a regional mall in Rancho Cucamonga, California, primarily refinancing proceeds	—	37,357
Atlantic Terminal Mall, a specialty retail center in Brooklyn, New York, refinancing proceeds	—	14,751
40 Landsdowne Street, an office building in Cambridge, Massachusetts, refinancing proceeds	—	9,279
Other	7,911	5,220
Total change in investments in and advances to unconsolidated entities	(80,767)	7,681
Net cash (used in) provided by investing activities	$(756,673)	$38,952

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

(2)
We capitalized internal costs related to projects under construction and development of $27,565 and $32,733, including compensation related costs of $23,661 and $26,559, for the nine months ended September 30, 2015 and 2014, respectively. Total capitalized internal costs represent approximately 8.1% and 11.1% of total capital expenditures for the nine months ended September 30, 2015 and 2014, respectively.

(3)
We capitalized internal costs related to leasing activities of $1,899 and $1,648, including compensation related costs of $1,625 and $1,385, for the nine months ended September 30, 2015 and 2014, respectively.

Financing Activities
Net cash provided by (used in) financing activities was $603,054,000 and $(298,731,000) for the nine months ended September 30, 2015 and 2014, respectively. The net increase in cash provided by financing activities of $901,785,000 is primarily the result of the issuance of 37,375,000 shares of our Class A common stock in an underwritten public equity offering. Of the proceeds received from the equity offering, $386,156,000 was used to finance the acquisition of the MIT Assets, which is an investing activity, with the remaining net proceeds used to retire debt, consistent with our ongoing strategy of deleveraging the balance sheet and for general operating purposes.

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

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
This Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-Q and Item 1A of our Form 10-K for the year ended December 31, 2014 and other factors that might cause differences, some of which could be material, include, but are not limited to, the inability of the company to complete the conversion to REIT status in a timely manner, its failure to satisfy any conditions to completion of the conversion to REIT status, including receipt of required third party consents, its failure to complete the conversion to REIT status for any other reason, its ability to qualify or to remain qualified as a REIT, the possibility that the anticipated benefits of qualifying as a REIT will not be realized, or will not be realized within the expected time period, its inability to meet expectations regarding the accounting and tax treatments of qualifying as a REIT, the possibility that the conversion to REIT status may be more expensive to complete than anticipated, including as a result of unexpected factors or events, diversion of management’s attention from ongoing business operations and opportunities, the impact of issuing equity, debt or both to satisfy its E&P Distribution and any other future distributions it would be required to make as a REIT, the impact of the amount and timing of any future distributions, the impact of covenants that would prevent it from satisfying REIT distribution requirements, its lack of experience operating as a REIT if it successfully converts, legislative, administrative, regulatory or other actions affecting real estate investment trusts, including positions taken by the Internal Revenue Service, the effect on the market price of its common stock following its conversion to REIT status and the E&P Distribution, the impact to its deferred tax liability balance upon conversion to REIT status, the impact of current lending and capital market conditions on its liquidity, its ability to finance or refinance projects or repay its debt, the impact of the slow economic recovery on its ownership, development and management of its commercial real estate portfolio, general real estate investment and development risks, using modular construction as a new construction methodology and owning a factory to produce modular units, vacancies in its properties, risks associated with developing and managing properties in partnership with others, downturns in the housing market, competition, illiquidity of real estate investments, bankruptcy or defaults of tenants, anchor store consolidations or closings, international activities, the impact of terrorist acts and other armed conflicts, risks of owning and operating an arena, risks associated with an investment in a professional sports team, the ability to sell all or a portion of its ownership interests in a professional sports team and arena, its substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by its credit facility and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, the impact of credit rating downgrades, effects of uninsured or underinsured losses, effects of a downgrade or failure of its insurance carriers, environmental liabilities, conflicts of interest, risks associated with the sale of tax credits, the ability to maintain effective internal controls, compliance with governmental regulations, increased legislative and regulatory scrutiny of the financial services industry, changes in federal, state or local tax laws, volatility in the market price of its publicly traded securities, inflation risks, litigation risks, cybersecurity risks, cyber incidents, its ability to achieve its strategic goals are based on significant assumptions, and its ability to complete non-core asset sales as well as other risks listed from time to time in the company’s SEC filings, including but not limited to, the company’s annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes the inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At September 30, 2015, our outstanding variable-rate debt, including borrowings under our revolving credit facility, consisted of $1,412,473,000 of taxable debt and $613,914,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. If we are unable to procure long-term fixed-rate financing, we would pursue extending maturities with existing lenders. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.

Interest Rate Exposure
At September 30, 2015, the composition of nonrecourse debt was as follows:

	Operating Properties	Development Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed Rate	$2,416,972	$57,810	$2,474,782	5.44%
Variable Rate
Taxable	1,382,906	29,567	1,412,473	4.77%
Tax-Exempt	534,438	79,476	613,914	1.17%
	$4,334,316	$166,853	$4,501,169	4.65%
Total gross commitment from lenders		$615,718
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)
10/01/15 - 01/01/16	$562,705	2.13%	$734,497	5.03%
01/01/16 - 01/01/17	350,000	2.00%	734,278	5.03%
01/01/17 - 01/01/18	—	—%	738,914	5.02%
01/01/18 - 05/08/24	—	—%	97,450	1.87%
Tax-Exempt (Priced off of Securities Industry and Financial Markets Association (“SIFMA”) Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
10/01/15 - 01/01/16	$70,405	5.90%
01/01/16 - 01/01/17	70,405	5.90%
01/01/17 - 08/15/17	28,400	6.00%
The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt due to its historically low interest rates.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of September 30, 2015, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $6,897,000 at September 30, 2015. Although tax-exempt rates generally move in an amount smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $6,623,000 at September 30, 2015. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We enter into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. In exchange for a fixed rate, the TROR requires the payment of a variable interest rate, generally equivalent to the SIFMA rate (0.02% at September 30, 2015) plus a spread. Additionally, we have guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At September 30, 2015, the aggregate notional amount of TROR that are designated as fair value hedging instruments is $471,985,000. The underlying TROR borrowings are subject to a fair value adjustment. In addition, we have TROR with notional amounts aggregating $139,546,000 that are not designated as fair value hedging instruments and marked-to-market through earnings and are subject to interest rate risk.

We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At September 30, 2015 and December 31, 2014, we recorded interest rate caps and TROR with positive fair values of approximately $13,412,000 and $8,362,000, respectively, in other assets. At September 30, 2015 and December 31, 2014, we recorded interest rate swaps and TROR that had a negative fair value of approximately $85,578,000 and $102,362,000, respectively, in accounts payable, accrued expenses and other liabilities.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. Based on these parameters, the table below contains the estimated fair value of our long-term debt at September 30, 2015.

	Carrying Value	Fair Value	Fair Value with 100 bp Decrease in Market Rates
	(in thousands)
Fixed	$2,747,031	$3,062,517	$3,271,865
Variable
Taxable	1,412,473	1,403,939	1,406,808
Tax-Exempt	613,914	611,322	610,021
Total Variable	$2,026,387	$2,015,261	$2,016,829
Total Long-Term Debt	$4,773,418	$5,077,778	$5,288,694
The following table provides information about our long-term debt instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
September 30, 2015

	Expected Maturity Date
	Year Ending December 31,
Long-Term Debt	2015	2016	2017	2018	2019	Period Thereafter	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$9,657	$209,181	$271,992	$208,870	$115,144	$1,659,938	$2,474,782	$2,771,092
Weighted average interest rate	5.75%	7.86%	5.64%	4.56%	3.98%	5.32%	5.44%
Convertible senior debt (1)	—	1,368	—	154,526	—	116,355	272,249	291,425
Weighted average interest rate	—%	5.00%	—%	4.25%	—%	3.63%	3.99%
Total Fixed-Rate Debt	9,657	210,549	271,992	363,396	115,144	1,776,293	2,747,031	3,062,517
Variable:
Variable-rate debt	20,921	73,866	987,961	37,039	239,443	53,243	1,412,473	1,403,939
Weighted average interest rate (2)	2.94%	2.34%	5.78%	3.01%	2.17%	3.09%	4.77%
Tax-exempt	45,000	—	—	114,801	8,500	445,613	613,914	611,322
Weighted average interest rate (2)	2.21%	—%	—%	1.34%	2.97%	0.99%	1.17%
Revolving credit facility (1)	—	—	—	—	—	—	—	—
Weighted average interest rate (2)	—%	—%	—%	—%	—%	—%	—%
Total Variable-Rate Debt	65,921	73,866	987,961	151,840	247,943	498,856	2,026,387	2,015,261
Total Long-Term Debt	$75,578	$284,415	$1,259,953	$515,236	$363,087	$2,275,149	$4,773,418	$5,077,778
Weighted average interest rate	2.86%	6.41%	5.75%	3.64%	2.76%	4.33%	4.61%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of September 30, 2015.

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
From time to time, the Company provides forward looking statements regarding certain strategic goals. We have made, and may continue to make, forward projections regarding sales of our non-core assets, leverage ratios, debt for equity exchanges, development exposure, operating margins and overhead expenses, the reinstatement of quarterly dividends, the acquisition of the interests of our joint venture partners or the sale of our interests in joint ventures, the expected range and composition of the E&P Distribution (as hereinafter defined), if required, the projected aggregate yield of the Company’s development pipeline, our planned conversion to REIT status and other forward looking statements. In setting our strategic goals, we have made significant assumptions that represent our expectations regarding future events. These assumptions are not historical facts but instead represent only the Company’s expectations regarding future events, many of which, by their nature, are inherently subject to significant uncertainties and contingencies and are outside of the Company’s control. It is very likely that one or more of the assumptions will not be met or will deviate materially from what has been assumed. Accordingly, the Company’s actual results are likely to differ from these strategic goals and the difference may be material and adverse.
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

Risks Relating to Our Business
In the “We Are Exposed to Additional Development Risk in Connection with Using a New Construction Methodology on B2 BKLYN Modular Construction, Litigation Risks, and Owning a Factory to Produce the Modular Units” risk factor in the 2014 Annual Report, we disclosed risks associated with the construction of B2 BKLYN, an apartment building under construction in Brooklyn, New York. The following updates and supplements that information as of September 30, 2015.
During the three months ended March 31, 2015, we restarted work at the factory, including fabrication and assembly of modular units and resumed vertical construction during the three months ended June 30, 2015. Based on the latest information available, we estimate the construction will be completed in the third quarter of 2016. Although work has been resumed at the factory, the project may continue to encounter delays, and we may fail to satisfy completion deadlines set forth under the lending arrangements for the project and the lenders may not be willing to extend such deadlines. Failure to meet the completion deadlines could result in a default under such lending arrangements with a resulting acceleration of the debt and foreclosure of the project, as well as reputational damage.
In the “We May Be Unable to Sell All or a Portion of Our Ownership Interests in the Nets and Barclays Center” risk factor in the 2014 Annual Report, we disclosed risks associated with our inability to sell our interests in the Nets and Barclays Center. The following updates and supplements that information as of September 30, 2015.
During the three months ended September 30, 2015, we continued to discuss the disposal of Nets Sports & Entertainment (“NS&E’s”) ownership interest in the Nets and Barclays Center with several interested parties. However, we have not entered into any binding agreement for the sale of these ownership interests and cannot give assurance that we will close on the sale of a portion or all of these ownership interests on terms favorable to us or at all. We did not fund the July 2013 or 2014 capital calls related to the 2013-2014 and 2014-2015 NBA basketball seasons, respectively. This did not constitute a default under the agreements related to our investment in the Nets. However, under the terms of the operating agreement, the entities controlled by Mikhail Prokhorov (“MP Entities”) that hold the controlling ownership interests in the Nets had the right to dilute NS&E’s ownership interests upon NS&E not funding capital calls. During 2013, we entered into an agreement with the MP Entities, in which they agreed to fund NS&E’s portion of future capital calls through July 12, 2015 (subsequently amended to September 8, 2015) and forbear the right to dilute NS&E’s ownership interests for the forbearance period in exchange for a fee. Upon expiration of the forbearance agreement on September 8, 2015, NS&E repaid the MP Entities $26,800,000 related to the 2013-2014 and 2014-2015 NBA seasons and extended the due date related to the 2015-2016 NBA season capital call to October 31, 2015 (subsequently amended to December 28, 2015). If we are unable to sell our ownership interest in the Nets by the time we are required to repay the MP Entities the amounts owed to them (by December 28, 2015) or if we decide we are unable or unwilling to fund any future capital calls, then our interest may be diluted and could result in up to a total loss of our investment in the Nets.
In the “Our High Debt Leverage May Prevent Us from Responding to Changing Business and Economic Conditions” risk factor in our 2014 Annual Report, we disclosed our ratio of debt (consisting of nonrecourse mortgage debt, a revolving credit facility and convertible senior debt) to total market capitalization. The following updates and supplements that information as of September 30, 2015.
Our high degree of debt leverage could limit our ability to obtain financing or adversely affect our liquidity and financial condition. We had a ratio of debt (consisting of nonrecourse mortgage debt, a revolving credit facility and convertible senior debt) to total market capitalization of approximately 47.9% at September 30, 2015, based on debt outstanding at that date and the market value of our outstanding common stock. Our high leverage may adversely affect our ability to obtain financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes and may make us more vulnerable to a prolonged downturn in the economy. While we are actively trying to reduce our debt leverage through conversions or exchanges of our senior notes for Class A common stock, repayments with proceeds of asset sales, operating margin expansion, improved property and operational performance and additional equity issuances, we cannot assure you that we will be able to significantly reduce our high debt leverage.
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

Risks Related to Our Conversion to REIT Status
In the “Although We Have Chosen to Pursue Conversion to REIT Status, We May Not Be Successful in Converting to REIT Status Effective January 1, 2016, or at All” risk factor in our 2014 Annual Report, we disclosed risks associated with our conversion to REIT status. The following updates that information as of September 30, 2015.
On January 13, 2015, our Board of Directors approved a plan to pursue conversion to REIT status. On September 16, 2015, the SEC declared our wholly owned subsidiary, Forest City Realty Trust, Inc.’s registration statement on Form S-4 effective. On September 17, 2015, we filed with the SEC a definitive proxy statement and Forest City Realty Trust, Inc. filed a prospectus in connection with our plan to convert to REIT status. Our special shareholder meeting to present proposals related to our conversion to REIT status was held on October 20, 2015. Each of the proposals presented to the shareholders received the required number of affirmative votes, and as a result, each proposal was approved by the shareholders.
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
Further, the amount of the E&P Distribution, if required, will be directly impacted by the asset sales we complete prior to the conversion to REIT status; asset sales that generate taxable gain will increase the amount of the E&P Distribution we will need to make. As a result, if we are able to make profitable asset sales, the amount of the E&P Distribution will likely grow. Since our current intention is to fund any E&P Distribution in the form of 80% common stock and 20% cash, to the extent the E&P Distribution increases, this may require us to raise additional cash and may have dilutive effects on our shareholders, and the amount of such dilution may be significant.
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
In the “There are Uncertainties Relating to the Amount of the E&P Distribution, as well as the Timing of Such E&P Distribution and the Composition of Common Stock and Cash We May Distribute” risk factor in the 2014 Annual Report, we disclosed risks associated with the timing, amount and composition of the E&P Distribution. The following updates that information as of September 30, 2015.
We have indicated that we expect to issue a special distribution to our shareholders of accumulated earnings and profits, referred to as the E&P Distribution. Assuming we are able to implement the REIT conversion for 2016, we currently expect to pay the E&P Distribution at a time and in a manner that will comply with the requirements under the Code to be a REIT. As of September 30, 2015, we estimate the E&P Distribution will be less than $75,000,000, if any at all, and expect to pay the E&P Distribution, if necessary, by the end of the first quarter of 2016. This estimate of the E&P Distribution will be affected by the earnings and profits for the remaining portion of the year ended December 31, 2015, which could be significantly different from this estimate based on the mix and level of our operating or development asset sales and any resulting taxable gains or losses, including the possible partial sale of Westchester's Ridge Hill, which if closed, is expected to generate a significant taxable E&P loss.We expect to pay the total E&P Distribution, if required, with a combination of cash (limited to a maximum amount of 20% of the value of the total distribution) and common stock (80%). The timing, amount and composition (cash and common stock) of the E&P Distribution, which may or may not occur, may be affected by potential changes in federal tax regulations, 2015 financial results, including the number of operating assets sold and any resulting gains, the completion of various phases of the REIT conversion process and other factors beyond our control. In addition, our actual taxable income and performance for 2015 may be materially different from our current estimates and projections, and may be impacted by the steps we take to prepare for the REIT conversion. See “In Connection With Our Conversion to REIT Status, We Anticipate Making Significant Asset Sales of Non-Core Assets.” for a further discussion of the potential dilutive effect of, and need to raise additional funds for, the E&P Distribution. For these reasons and others, the actual E&P Distribution may be materially different from our estimated range.
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

In the “Restrictive Loan Covenants Could Prevent Us from Satisfying REIT Distribution Requirements” risk factor in our 2014 Annual Report, we disclosed risks associated with restrictive loan covenants preventing us from satisfying REIT distribution requirements. The following updates that information as of September 30, 2015.
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
In anticipation of the planned REIT conversion, we entered the market to refinance the Credit Facility during the nine months ended September 30, 2015. Based on discussions with a select group of banks and current negotiations, the Company intends to close on a new facility during the three months ended December 31, 2015. The new revolving credit facility, if consummated, may contain less favorable terms than our current Credit Facility.
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
(c) – Repurchase of equity securities during the quarter.
For the three months ended September 30, 2015, there were no repurchases of stock.

Item 6. Exhibits

Exhibit Number		Description of Document

2.1	-
Agreement and Plan of Merger, dated as of September 15, 2015, between Forest City Enterprises, Inc., Forest City Realty Trust, Inc., FCILP, LLC and FCE Merger Sub, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on September 15, 2015 (File No. 1-4372).

10.1	-	Form of Exchange Agreement for the 5.00% Convertible Senior Notes due 2016, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 16, 2015 (File No. 1-4372).

10.2	-	Form of Exchange Agreement for the 4.25% Convertible Senior Notes due 2018, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 16, 2015 (File No. 1-4372).

10.3	-	Form of Exchange Agreement for the 3.625% Convertible Senior Notes due 2020, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 16, 2015 (File No. 1-4372).

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	-
The following financial information from Forest City Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)

Date:	November 3, 2015	/s/ ROBERT G. O’BRIEN
Name: Robert G. O’Brien
Title: Executive Vice President and Chief Financial Officer

Date:	November 3, 2015	/s/ CHARLES D. OBERT
Name: Charles D. Obert
Title: Senior Vice President, Chief Accounting Officer and Corporate Controller